Form 10-Q
period 2007-03-31
SYNTA PHARMACEUTICALS CORP
filed 2007-05-07
CIK 1157601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

Registrant's telephone number, including area code: (781) 274-8200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of May 4, 2007, the registrant had 33,816,537 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$76,876	$33,687
Restricted cash	540	540
Marketable securities available-for-sale	1,000	13,137
Prepaid expenses and other current assets	932	263

Total current assets	79,348	47,627
Property and equipment, net	5,762	6,067
Deferred offering costs	—	963
Other assets	87	132

Total assets	$85,197	$54,789

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,822	$2,632
Accrued expenses	7,565	6,127
Capital lease obligations—current	2,448	2,330
Deferred revenue	457	457

Total current liabilities	12,292	11,546
Capital lease obligations—long-term	3,368	3,170

Total liabilities	15,660	14,716

Convertible preferred stock, at redemption value:
Series A convertible preferred stock, $0.0001 par value per share. Authorized: no shares at March 31, 2007 and 8,000,000 shares at December 31, 2006; no shares issued and outstanding at March 31, 2007 and 8,000,000 shares issued and outstanding at December 31, 2006	—	41,820

Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share. Authorized 5,000,000 shares at March 31, 2007 and no shares at December 31, 2006; no shares issued and outstanding at March 31, 2007 and at December 31, 2006	—	—
Common stock, par value $0.0001 per share. Authorized 100,000,000 shares at March 31, 2007 and 158,000,000 shares at December 31, 2006; 33,816,537 shares issued and 33,787,491 shares outstanding at March 31, 2007 and 22,564,068 shares issued and outstanding at December 31, 2006	3	2
Additional paid-in capital	322,737	234,807
Accumulated other comprehensive income	—	2
Deficit accumulated during the development stage	(252,913)	(236,558)
Treasury stock, 29,046 shares of common stock, at cost	(290)	—

Total stockholders' equity (deficit)	69,537	(1,747)

Total liabilities and stockholders' equity (deficit)	$85,197	$54,789

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31
			Period from inception (March 10, 2000) through March 31, 2007
	2007	2006
Research grant revenue	$—	$—	$1,477

Operating expenses:
Research and development	13,544	14,398	193,990
In-process research and development	—	—	19,671
General and administrative	3,468	2,190	37,810
Other compensation expense(1)	—	—	9,315

Total operating expenses	17,012	16,588	260,786

Loss from operations	(17,012)	(16,588)	(259,309)

Other income:
Investment income, net	657	377	6,396

Net loss	(16,355)	(16,211)	(252,913)
Convertible preferred stock beneficial conversion charge	58,585	—	58,585
Convertible preferred stock dividends	—	—	1,859

Net loss attributable to common stockholders	$(74,940)	$(16,211)	$(313,357)

Basic and diluted weighted average common shares outstanding	28,499,151	22,218,988
Basic and diluted net loss attributable to common stockholders per share	$(2.63)	$(0.73)

(1)
Excluded from general and administrative expense.

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31
			Period from inception (March 10, 2000) through March 31, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(16,355)	$(16,211)	$(252,913)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	—	19,671
Common stock issued for licenses	—	—	1,242
Expense deferred offering costs	—	—	1,085
Other stock-related compensation expense	1,412	1,024	22,819
Depreciation and amortization	798	923	9,755
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	(540)
Prepaid expenses and other current assets	(669)	(1,039)	(672)
Other assets	45	—	(19)
Accounts payable	(810)	(743)	1,242
Accrued expenses	2,401	(104)	5,690
Deferred revenue	—	—	457

Net cash used in operating activities	(13,178)	(16,150)	(192,183)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(5,586)
Advances issued to related parties	—	—	(1,630)
Purchases of marketable securities	(15,014)	(31,762)	(490,210)
Sales and maturities of marketable securities	27,149	52,489	489,210
Repayment of advances from related parties	—	—	1,630
Purchases of property and equipment	(493)	(468)	(9,567)

Net cash provided by (used in) investing activities	11,642	20,259	(16,153)

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock warrants, net	44,660	—	240,550
Proceeds from issuance of convertible preferred stock, net	—	—	39,961
Proceeds from exercise of stock options	39	—	817
Repurchase of common stock from officers	(290)	—	(290)
Proceeds from sale-leaseback of property and equipment	910	754	8,384
Payment of capital lease obligation	(594)	(466)	(4,023)
Payment of deferred offering costs	—	—	(187)

Net cash provided by financing activities	44,725	288	285,212

Net increase (decrease) in cash and cash equivalents	43,189	4,397	76,876
Cash and cash equivalents at beginning of period	33,687	23,809	—

Cash and cash equivalents at end of period	$76,876	$28,206	$76,876

Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease	$910	$754	$9,749
Convertible preferred stock beneficial conversion charge	58,585	—	58,585
Convertible preferred stock dividends	—	—	1,859
Conversion of preferred stock	41,820	—	41,820
Cash paid for interest	131	142	998

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Notes to Unaudited Consolidated Financial Statements

(1) Nature of Business

        Synta Pharmaceuticals Corp. (the "Company") was incorporated in March 2000 and commenced operations in July 2001. The Company is a biopharmaceutical company focusing on discovering, developing and commercializing small molecule drugs that address severe medical conditions, including cancer and chronic inflammatory diseases.

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

(2) Summary of Significant Accounting Policies

  Basis of Presentation

        Since its inception, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development-Stage Enterprises.

        The accompanying interim balance sheet as of March 31, 2007, and the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 and the period from inception (March 10, 2000) through March 31, 2007 are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2006.

        In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting solely of normal recurring adjustments and accruals necessary for the fair presentation of the Company's financial position at March 31, 2007 and its results of operations and cash flows for the three months ended March 31, 2007 and 2006 and the period from inception (March 10, 2000) through March 31, 2007. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007 or subsequent interim periods.

        The accounting policies underlying these interim financial statements are set forth in the consolidated financial statements for the year ended December 31, 2006.

  Principles of Consolidation

        The consolidated financial statements include the financial statements of Synta Pharmaceuticals Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include long-term contract accruals, recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

  Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)) using the modified prospective method of transition for employee stock option awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the three months ended March 31, 2007 and 2006 includes: (a) compensation costs related to the vesting of employee stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) adjusted for estimated forfeitures, (b) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (c) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123(R).

        The Company uses the Black-Scholes option pricing model as the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to the Company. The Company will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options vesting in the three months ended March 31, 2007 and 2006. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

        For the three months ended March 31, 2007 and 2006, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

			Period from inception (March 10, 2000) through March 31, 2007
	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.65%	4.61%	3.79%
Expected life in years	6.25	6.25	5.40
Volatility	75%	75%	34%
Expected dividend yield	—	—	—
Weighted average grant-date fair value	$6.34	$9.80	$5.48

        For awards with graded vesting, the Company allocates compensation costs under SFAS No. 123(R) on a straight-line basis over the requisite service period. The Company amortized the fair value of each option over each option's service period, which is generally the vesting period.

        The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services, which requires valuing the stock options using a Black-Scholes option pricing model and remeasuring such stock options to the current fair value until the performance date has been reached.

        The Company's net loss for the three months ended March 31, 2007 and 2006 includes $1,412,000 and $1,024,000, respectively, of compensation costs and no income tax benefit related to the Company's stock-based compensation arrangements for employee and non-employee awards. As of March 31, 2007, the total amount of unrecognized stock-based compensation expense was $16,868,000 and will be recognized over a weighted average period of 4.5 years.

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation expense for the three months ended March 31,
			Unrecognized stock compensation expense as of March 31, 2007
	2007	2006
Employee stock options	$922	$572	$12,277
Repriced employee stock options	35	284	267
Employee options issued below fair value	2	28	30
Non-employee stock options	31	96	166
Restricted stock	422	44	4,128

	$1,412	$1,024	$16,868

        Stock-based compensation expense is allocated as follows (in thousands):

	Three months ended March 31,
	2007	2006
Research and development	$1,051	$698
General and administrative	361	326

Total	$1,412	$1,024

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

  Basic and Diluted Net Loss Per Common Share

        Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (SFAS 128), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for all periods presented, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock would be anti-dilutive.

        The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

	March 31
	2007	2006
Common stock options	3,846,510	3,337,488
Unvested restricted stock	158,039	286,479

  Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109 (Interpretation No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the company has not yet issued financial statements, including interim financial statements, in the period Interpretation No. 48 is adopted. The Company adopted this Interpretation No. 48 effective January 1, 2007 and its adoption had no impact on our consolidated results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 will be applicable to us as of January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our overall financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS No. 159 and the impact that it may have on its results of operations or financial position.

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$76,876	$—	$—	$76,876
Marketable securities:
Corporate bonds:
Due within 1 year	1,000	—	—	1,000

Total cash and cash equivalents and marketable securities	$77,876	$—	$—	$77,876

	December 31, 2006
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$33,687	$—	$—	$33,687
Marketable securities:
Corporate bonds:
Due within 1 year	13,135	2	—	13,137

Total cash and cash equivalents and marketable securities	$46,822	$2	$—	$46,824

(4) Property and Equipment

       Property and equipment consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Laboratory equipment	$9,164	$8,724
Leasehold improvements	3,854	3,854
Computers and software	1,056	1,042
Furniture and fixtures	677	677

	14,751	14,297
Less accumulated depreciation and amortization	(8,989)	(8,230)

	$5,762	$6,067

        Depreciation and amortization expenses of property and equipment were approximately $798,000, $923,000 and $9,755,000 for the three months ended March 31, 2007 and 2006 and the period from inception (March 10, 2000) through March 31, 2007, respectively.

(5) Stockholders' Equity

Common Stock

  Reverse Stock Split

        In January 2007, the Board of Directors and the stockholders of the Company approved (i) a 1-for-4 reverse stock split, which was effected on February 2, 2007, subject to a reduction for fractional shares that were paid for in cash, (ii) an adjustment of the authorized common shares to 100,000,000, which became effective upon the completion of the initial public offering ("IPO") of the Company's common stock, and (iii) an adjustment in the number of common shares reserved under the 2006 Stock Option Plan to 2,500,000. All share data shown in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse split. The reverse stock split did not alter the par value of the common stock, which is $0.0001 per share, or modify any voting rights or other terms of the common stock.

  Initial Public Offering

        In February 2007, the Company raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of its common stock in the IPO at $10.00 per share. The net offering proceeds after deducting approximately $5.3 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing and listing and filing fees, and miscellaneous expenses were approximately $44.7 million. As of December 31, 2006, the Company had approximately $1.0 million in deferred IPO costs related to this offering. All outstanding shares of the Company's Series A convertible preferred stock and $1.9 million in accumulated dividends on the Series A convertible preferred stock were converted into 6,278,765 shares of common stock upon the completion of the IPO.

        In accordance with EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF, No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded a non-cash beneficial conversion charge of approximately $58.6 million in the three months ended March 31, 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock.

(6) Stock Option Plans

        In March 2006, the Company terminated the Synta Pharmaceuticals Corp. 2001 Stock Plan (the 2001 Stock Option Plan) and adopted the Synta Pharmaceuticals Corp. 2006 Stock Plan (the 2006 Stock Option Plan). The 2006 Stock Option Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to employees, officers, directors and consultants to the Company. A total of 2,500,000 shares of common stock have been reserved for issuance under the 2006 Stock Option Plan. The administration of the 2006 Stock Option Plan is under the general supervision of the board of directors. The exercise price of the stock options is determined by the board of directors or a committee thereof, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted.

        As of March 31, 2007, the Company had options outstanding to purchase 2,947,127 shares of its common stock, including options to purchase 75,000 shares of the Company's common stock granted outside of the 2001 Stock Option Plan, had outstanding 155,000 restricted shares of common stock and had no shares available for future issuance under the 2001 Stock Option Plan.

        As of March 31, 2007, the Company had options outstanding to purchase 899,383 shares of its common stock, had outstanding 3,039 restricted shares of common stock and had available for future issuance stock options to purchase 1,588,475 shares under the 2006 Stock Option Plan.

  General Option Information

        The following table summarizes stock option activity during the three months ended March 31, 2007:

	Options available for Grant	Shares	Weighted average exercise price of shares under plan
Outstanding at January 1, 2007	2,326,358	3,043,093	$11.88
Granted	(832,348)	832,348	9.04
Exercised	—	(2,750)	14.00
Cancelled(1)	715	(26,181)	13.20
Additional shares reserved(2)	93,750	—	—

Outstanding at March 31, 2007	1,588,475	3,846,510	$11.26

Exercisable at March 31, 2007		2,252,159	$11.17

(1)
In March 2006, the Company terminated the 2001 Stock Option Plan and adopted the 2006 Stock Option Plan. Options granted under the 2001 Stock Option Plan and cancelled subsequent to the March 2006 termination of the 2001 Stock Option Plan do not return to the pool of options available for future issuance.

(2)
In January 2007, the Company authorized the increase in shares reserved for future issuance from 2,406,250 to 2,500,000.

        Included in the Company's stock options outstanding at March 31, 2007 are 367,180 options issued to non-employee consultants with a weighted average exercise price of $8.41 of which 333,177 are vested. The compensation expense is recorded over the respective vesting periods and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Compensation expense related to these options was approximately $31,000 and $96,000 for the three months ended March 31, 2007 and 2006, respectively.

        Beginning in April 2007, following the registration of its stock option plans under Form S-8, the Company will account for vested non-employee stock options as liabilities under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The fair value of the awards will be re-measured at each financial statement reporting date until the options are exercised or expire. Any change in the fair value of the vested awards will be reflected in operations. As of March 31, 2007, the vested shares of non-employee stock options outstanding had an approximate fair value of $1.9 million.

        The following table summarizes information about outstanding and exercisable stock options at March 31, 2007:

	Options Outstanding				Options Exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price per share	Aggregate intrinsic value
$2.00	164,762	4.66	$2.00	$1,000,105	164,762	4.66	$2.00	$1,000,105
8.20-8.75	622,121	9.91	8.72	—	—	—	—	—
10.00-10.84	1,610,618	6.37	10.73	—	1,393,917	5.84	10.84	—
14.00	1,449,009	8.16	14.00	—	693,480	7.78	14.00	—

	3,846,510	7.54	$11.26	$1,000,105	2,252,159	6.35	$11.17	$1,000,105

  Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers, other employees and non-employee directors. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at March 31, 2007 was $4,128,000. The weighted average period over which the balance is expected to be recognized is 1.9 years. Vesting may accelerate upon the Food and Drug Administration approval of the Company's first New Drug Application.

  General Restricted Shares Information

        The following table summarizes restricted stock activity during the three months ended March 31, 2007:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2007	291,073	$21.15
Granted	—	—
Exercised	—	—
Vested	(133,034)	$21.82
Cancelled	—	—

Outstanding at March 31, 2007	158,039	$20.50

        In January 2007, the Company repurchased 29,046 shares of its previously restricted common stock from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock.

(7) Accrued Expenses

        Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Contracted research costs	$4,187	$3,052
Compensation and benefits	1,056	1,196
Professional fees	1,976	1,451
Other	346	428

	$7,565	$6,127

(8) Related-Party Transactions

  Consulting Agreements and Agreement and Release

        The Company paid its scientific founder, who is also a member of its Board of Directors, fees under a consulting agreement and installment payments related to an Agreement and Release. In March 2007, the Company amended the consulting agreement to reduce the fee from $25,000 to $10,000 per month. The Company made payments of approximately $85,000 and $100,000 in the three months ended March 31, 2007 and 2006, respectively, in connection with these agreements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing small molecule drugs that address severe medical conditions with large potential markets, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials, two drug candidates in preclinical studies, and one program undergoing lead optimization. In September 2006, we announced positive results for our most advanced drug candidate, STA-4783, in a Phase 2b clinical trial in patients with metastatic melanoma. Based on these positive results, we intend to initiate a pivotal Phase 3 clinical trial in metastatic melanoma and announce plans for initiating clinical trials in one or more additional cancer types by the middle of 2007. For our second clinical-stage drug candidate, apilimod, we are currently conducting a Phase 2a clinical trial in patients with rheumatoid arthritis and sponsoring a Phase 2a clinical trial in patients with common variable immunodeficiency, or CVID. Our two next most advanced drug candidates, STA-9090 and STA-9584, are currently in preclinical development, and our CRAC ion channel inhibitor program is currently in the lead optimization stage. All of our drug candidates were discovered and developed internally, using our unique chemical compound library, and the chemistry, biology, and pharmaceutical development assets and capabilities built over the combined history of Synta and its predecessor companies. We have retained all rights to all of our drug candidates and programs across all geographic markets and therapeutic indications.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in raising capital and in the discovery and development of novel drug candidates. In September 2002, we acquired all of the outstanding stock of Principia Associates, Inc., an operating biopharmaceutical company and a related party, in exchange for our common stock, common stock warrants and forgiveness of notes receivable with an aggregate value of $16.9 million. In July 2002, Principia had acquired all of the outstanding stock of SBR Pharmaceuticals Corp. (formerly Shionogi BioResearch Corp.), an operating biopharmaceutical company, in exchange for cash of $12.5 million. In December 2002, we acquired all of the outstanding stock of Diagon Genetics, Inc., a related party, whose activities consisted of owning the rights to the development of certain intellectual property, in exchange for cash of $5.0 million and $8.5 million of our common stock. In January 2004, we acquired the assets, consisting principally of rights to intellectual property, and assumed certain liabilities of Cancer Genomics, Inc., Kava Pharmaceuticals, Inc. and SinglePixel Biomedical, Inc., collectively referred to herein as CKS, all related parties, in a single transaction in exchange for our common stock with a value of $2.2 million.

        Since our inception, we have had no revenues from product sales. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock and $44.7 million in net proceeds from our initial public offering, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $281.3 million through March 31, 2007.

        In February 2007, we raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock in an initial public offering ("IPO") at $10.00 per share. The net offering proceeds to us after deducting approximately $5.3 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing and listing and filing fees, and miscellaneous expenses were approximately $44.7 million. All outstanding shares of our Series A convertible preferred stock and $1.9 million in accumulated dividends on the Series A convertible preferred stock were converted into 6,278,765 shares of common stock upon the completion of the IPO. In accordance with Emerging Issues Task Force, or EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF, No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recorded a non-cash beneficial conversion charge of approximately $58.6 million in the three months ended March 31, 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates and to the acquisitions of Principia and Diagon. We have never been profitable and, as of March 31, 2007, we had an accumulated deficit of $252.9 million. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin operating as a public company. We will need to generate significant revenues to achieve profitability and may never do so.

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

  Research and Development

        Research and development expense consists of costs incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates. From inception through March 31, 2007, we incurred research and development expense in the aggregate of $194.0 million. We charge all research and development expenses to operations as incurred.

        Our research and development expense consists of:

  •
  internal costs associated with research, preclinical and clinical activities;

  •
  payments to third party contract research organizations, investigative sites and consultants in connection with our preclinical and clinical development programs;

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

        For the periods indicated below, research and development expenses for our clinical-stage drug candidates, STA-4783 and apilimod, and our other early-stage and discontinued programs were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
STA-4783	$7.1	$1.7
Apilimod	0.9	7.8
Early-stage and discontinued programs	5.5	4.9
Total	$13.5	$14.4

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

  General and Administrative

        General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business development, investor relations, human resources and administrative functions. Other costs include stock-based compensation costs, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting and other professional services, and overhead-related costs not otherwise included in research and development. We anticipate increases in general and administrative expense relating to public-company requirements and initiatives. These increases will likely include legal fees, accounting fees, consulting fees and directors and officers liability insurance premiums, as well as fees for investor relations services.

  Convertible Preferred Stock Dividends

        Convertible preferred stock dividends consists of cumulative but undeclared dividends payable on our Series A convertible preferred stock. The Series A convertible preferred stock accrued dividends at 8% per year. For the year ended December 31, 2006, dividends recorded with respect to the Series A convertible preferred stock totaled $1.9 million. There were no dividends recorded with respect to the Series A convertible preferred stock in the three months ended March 31, 2007. All outstanding shares of Series A convertible preferred stock and the $1.9 million in accumulated dividends were converted into 6,278,765 shares of our common stock upon the completion of the IPO.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months ended March 31, 2007 and 2006, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

        With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months ended March 31, 2007 and 2006, respectively.

  Acquisitions

        We apply purchase accounting in our acquisitions. Under purchase accounting, we allocate the purchase price to assets acquired and liabilities assumed based upon our analysis and estimates of fair values. Our analysis generally includes three approaches to estimate the value of acquired assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the subject asset, given its future service capability. The market approach employs a comparative analysis of actual transactions in which similar assets have been transferred or in which businesses have been sold whose value is comprised largely of assets similar to the subject assets. The income approach is an estimation of the present value of the future monetary benefits expected to flow to the owner of the asset during its remaining useful life. We generally use the income approach to estimate the fair value of in-process research and development. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we probability adjust the revenue and expense forecasts to reflect the risk of failing to advance through the clinical development and regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development reflected in our consolidated financial statements is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. If the in-process research and development is incomplete and has no alternative future value, we record the full value of the in-process research and development as an expense in the period of the acquisition.

  Stock-Based Compensation

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123R, for stock-based awards to employees, using the modified prospective method of transition for awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the year ended December 31, 2006 includes: (1) compensation costs related to the vesting of stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS 123 adjusted for estimated forfeitures, (2) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (3) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123R.

        We continue to use the Black-Scholes option pricing model as the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we do not have a history of stock trading activity, expected volatility is based on historical data from several public companies similar in size and value to us. When our common stock is publicly traded, we will use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of our common stock is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding. Since January 1, 2006, we have used the simplified method for determining the expected lives of options.

        For awards with graded vesting, we allocate compensation costs under SFAS No. 123R on a straight-line basis over the requisite service period. Accordingly, we amortized the fair value of each option over each option's service period, which is generally the vesting period.

        We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services, which requires valuing and remeasuring such stock options to the current fair value until the performance date has been reached.

        Beginning in April 2007, following the registration of its stock option plans under Form S-8, the Company will account for vested non-employee stock options as liabilities under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled, in a Company's Own Stock. The fair value of the awards will be re-measured at each financial statement reporting date until the options are exercised or expire. Any change in the fair value of the vested awards will be reflected in operations. As of March 31, 2007, the vested shares of non-employee stock options outstanding had an approximate fair value of $1.9 million.

        Our net loss for the three months ended March 31, 2007 and 2006 includes $1.4 million and $1.0 million, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of March 31, 2007, the total amount of unrecognized stock-based compensation expense is $16.9 million and will be recognized over a weighted average period of 4.5 years.

Consolidated Results of Operations

  Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

        Revenue.    There were no revenues for the three months ended March 31, 2007 and 2006.

        Research and development.    Research and development expense decreased to $13.5 million in the three months ended March 31, 2007 from $14.4 million in the three months ended March 31, 2006. This decrease principally resulted from a decrease of $1.5 million in external costs of clinical trials, animal studies and other preclinical testing, clinical product manufacturing, and consulting, offset by an increase of $0.3 million for personnel costs, related research supplies and operational overhead, and an increase in stock-based compensation expense of $0.3 million. External costs included $1.5 million in start-up expenses incurred in connection with the Phase 3 clinical trial of STA-4783 for the treatment of metastatic melanoma targeted to commence in the middle of 2007, while $2.9 million in non-recurring costs was incurred in the three months ended March 31, 2006 in connection with the Phase 2b clinical trial of apilimod for the treatment of Crohn's disease, which was terminated in June 2006.

        General and administrative.    General and administrative expense increased to $3.5 million in the three months ended March 31, 2007 from $2.2 million in the three months ended March 31, 2006. This increase was due to an increase of $0.4 million for personnel costs and related overhead principally related to increased headcount and an increase of $0.8 million in external professional fees, principally related to investor relations, publicly-held company legal requirements and intellectual property, and increased directors and officers insurance premiums.

        Investment income, net.    Net investment income increased to $0.7 million in the three months ended March 31, 2007 from $0.4 million in the three months ended March 31, 2006. The increase in investment income was principally due to the higher average investment balance resulting from net cash proceeds of $44.7 million raised from the sale of our common stock in the IPO.

        Net loss.    Net loss for the three months ended March 31, 2007 increased to $16.4 million from $16.2 million for the three months ended March 31, 2006. Basic and diluted net loss per share attributable to common stockholders increased to $2.63 for the three months ended March 31, 2007 from $0.73 for the three months ended March 31, 2006. The increase was principally due to the non-cash beneficial conversion charge of approximately $58.6 million that was recognized in the three months ended March 31, 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock that converted into common stock upon the completion of the IPO, offset in part by an increase in the number of weighted average common shares outstanding resulting from the sale of 5,000,000 shares of common stock and the conversion of the Series A preferred stock into 6,278,765 shares of common stock in connection with the IPO.

Liquidity and Capital Resources

  Sources of Liquidity

        We have incurred significant operating losses since our inception. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock and $44.7 million in net proceeds from the IPO, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $281.3 million through March 31, 2007. We have also generated funds from government grant revenues, equipment lease financings and investment income.

        As of March 31, 2007, we had cash, cash equivalents and marketable securities of $77.9 million, an increase of $31.1 million from $46.8 million as of December 31, 2006. This increase principally reflects $44.7 million of net proceeds from our IPO, less our net loss of $16.3 million during the three months ended March 31, 2007. Our funds are currently invested in investment grade and U.S. government securities with an average duration of less than one year and money-market funds.

        Under our equipment lease agreement, we may periodically directly lease, or sell and lease back up to a maximum outstanding balance of $6.0 million of equipment and leasehold improvements. This agreement expires as to additional borrowings in May 2007 and the Company is currently in negotiations with the lessor to extend the agreement at least through December 31, 2007.

  Cash Flows

        The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2007 and 2006 (in thousands).

	2007	2006
Cash provided by (used in):
Operating activities	$(13,178)	$(16,150)
Investing activities	11,642	20,259
Financing activities	44,725	288
Capital expenditures (included in investing activities above)	(493)	(468)

        Our operating activities used cash of $13.2 million and $16.2 million in the three months ended March 31, 2007 and 2006, respectively. The use of cash in these periods principally resulted from our losses from operations and changes in our working capital accounts.

        Our investing activities provided cash of $11.6 million and $20.3 million in the three months ended March 31, 2007 and 2006, respectively. Our investing activities in the three months ended March 31, 2007 included sales and maturities of marketable securities in our investment portfolio in the amount of $27.1 million, offset by the purchases of marketable securities in the amount of $15.0 million and purchases of property and equipment in the amount of $0.5 million. Our investing activities in the three months ended March 31, 2006 included sales and maturities of marketable securities in our investment portfolio in the amount of $52.5 million, offset by the purchases of marketable securities in the amount of $31.8 million and purchases of property and equipment in the amount of $0.5 million.

        Our financing activities provided $44.7 million and $0.3 million in the three months ended March 31, 2007 and 2006, respectively. In February 2007, we raised net cash proceeds of $44.7 million from the sale of 5,000,000 shares of common stock in the IPO. We raised $0.9 million and $0.8 million in proceeds from the sale and lease-back of property and equipment in the three months ended March 31, 2007 and 2006, respectively. We repaid $0.6 million and $0.5 million in capital equipment leases in the three months ended March 31, 2007 and 2006, respectively. In January 2007, we repurchased 29,046 shares of our previously restricted common stock, in the amount of $0.3 million, from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock.

  Contractual Obligations and Commitments

        There have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

  Funding Requirements

        We expect to incur substantial expenses and generate significant operating losses as we continue to advance our drug candidates into preclinical studies and clinical trials and as we:

  •
  initiate a pivotal Phase 3 clinical trial of STA-4783 for the treatment of metastatic melanoma in the middle of 2007 and initiate Phase 2 clinical trials of STA-4783 in one or more additional cancer indications in 2007;

  •
  begin to establish sales and marketing functions and commercial manufacturing arrangements for STA-4783;

  •
  complete the current Phase 2a clinical trials of apilimod for the treatment of rheumatoid arthritis and CVID, and possibly initiate Phase 2 clinical trials of apilimod in additional inflammatory disease indications;

  •
  initiate additional Phase 3 clinical trials of STA-4783 in additional cancer indications and one or more Phase 3 clinical trials of apilimod, if supported by Phase 2 results;

  •
  complete preclinical development of STA-9090 and initiate clinical trials, if supported by positive preclinical data;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by positive preclinical data;

  •
  advance our CRAC ion channel inhibitor program into clinical trials, if supported by positive preclinical data;

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

        Based on our current operating plans, we expect our existing funds will be sufficient to fund our operations through at least mid-2008. However, we may require significant additional funds earlier than we currently expect to conduct additional clinical trials and seek regulatory approval of our drug candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Recently Issued Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109, or Interpretation No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted Interpretation No. 48 effective January 1, 2007 and its adoption had no impact on our consolidated results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 will be applicable to us as of January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our overall financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us beginning in fiscal 2009. We are currently evaluating SFAS No. 159 and the impact that it may have on our results of operations or financial position

Certain Factors That May Affect Future Results of Operations

        The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 that we have filed with the SEC.

        In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to Synta or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk related to changes in interest rates. As of March 31, 2007, we had cash, cash equivalents and marketable securities of $77.9 million consisting of cash and highly liquid, short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is not significant.

Item 4T. Controls and Procedures.

         (a)  Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         (b)  Changes in Internal Controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Sales of Equity Securities.

        None.

(b)
Use of Proceeds.

        The Registration Statement on Form S-1 (Reg. No. 333-138894) in connection with our initial public offering was declared effective by the SEC on February 6, 2007. In the initial public offering, we sold 5,000,000 shares of our common stock at an initial public offering price per share of $10.00. The net offering proceeds to us after deducting total expenses were approximately $44,700,000. As of March 31, 2007, approximately $7.4 million of the net proceeds of the offering had been used to fund the continued development of our drug candidates and $1.1 million for other general corporate purposes, including general and administrative expenses. The remaining net proceeds have been invested in money market accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated February 6, 2007 filed with the SEC pursuant to Rule 424(b)(4).

(c)
Issuer Purchases of Equity Securities.

        The following table sets forth information with respect to repurchases by us of shares of our common stock in every month within the first quarter of our fiscal year ending December 31, 2007:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2007–January 31, 2007)	29,046	(1)	$10.00	—	—
Month #2 (February 1, 2007–February 28, 2007)	—		—	—	—
Month #3 (March 1, 2007–March 31, 2007)	—		—	—	—
TOTAL	29,046	(1)	—	—

(1)
Consists entirely of shares of common stock repurchased from certain holders of restricted shares of common stock necessary to satisfy the minimum tax withholding obligations incurred as a consequence of the lapsing of our repurchase right with respect to 50% of the restricted shares of common stock on January 4, 2007.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Prior to the closing of the IPO, pursuant to a stockholder action by written consent in lieu of an annual meeting that was effective on January 17, 2007, our stockholders approved the following matters:

  (1)
  the removal and immediate re-election of the following directors:

Keith R. Gollust (Chairman)	Safi R. Bahcall, Ph.D.
Lan Bo Chen, Ph.D.	Judah Folkman, M.D.
William S. Reardon, C.P.A.	Bruce Kovner
Robert N. Wilson;
  (2)
  the adoption of an amendment to our restated certificate of incorporation to effectuate a 1-for-4 reverse stock split;

  (3)
  the adoption of our amended and restated certificate of incorporation to become effective upon closing of the IPO in order to effect certain provisions deemed advisable for publicly traded companies;

  (4)
  the adoption of our amended and restated bylaws to become effective upon closing of the IPO in order to effect certain provisions deemed advisable for publicly traded companies;

  (5)
  the adoption of certain amendments to our 2006 Stock Plan; and

  (6)
  the authorization to enter into indemnification agreements with our directors, officers and certain other employees.

These actions were effected pursuant Section 228 of the Delaware General Corporation Law.

Item 5. Other Information.

        None.

Item 6. Exhibits.

(a)
Exhibits

10.1	Summary of compensation arrangements applicable to our Named Executive Officers (2006 bonus and 2007 salary increases) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33277)).
31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.
Date: May 7, 2007	By:	/s/ SAFI R. BAHCALL Safi R. Bahcall, Ph.D. President and Chief Executive Officer (principal executive officer)
Date: May 7, 2007	By:	/s/ KEITH S. EHRLICH Keith S. Ehrlich, C.P.A. Vice President Finance and Administration, Chief Financial Officer (principal accounting and financial officer)

QuickLinks

SYNTA PHARMACEUTICALS CORP. INDEX TO FORM 10-Q
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES