Form 10-Q
period 2007-06-30
SYNTA PHARMACEUTICALS CORP
filed 2007-08-06
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  001-33277

SYNTA PHARMACEUTICALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
45 Hartwell Avenue
Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 274-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 3, 2007, the registrant had  33,832,198 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

INDEX TO FORM 10-Q

		Page
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited)	3
	Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	5
	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the period from inception (March 10, 2000) through June 30, 2007 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4T.	Controls and Procedures	32
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
SIGNATURES		34

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$64,526	$33,687
Restricted cash	83	540
Marketable securities available-for-sale	—	13,137
Prepaid expenses and other current assets	1,315	263
Total current assets	65,924	47,627
Property and equipment, net	5,589	6,067
Deferred offering costs	—	963
Other assets	87	132
Total assets	$71,600	$54,789
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,981	$2,632
Accrued expenses	9,619	6,127
Capital lease obligations—current	2,440	2,330
Other current liabilities	1,831	—
Deferred revenue	—	457
Total current liabilities	15,871	11,546
Capital lease obligations—long-term	3,268	3,170
Total liabilities	19,139	14,716
Convertible preferred stock, at redemption value:
Series A convertible preferred stock, $0.0001 par value per share. Authorized: no shares at June 30, 2007 and 8,000,000 shares at December 31, 2006; no shares issued and outstanding at June 30, 2007 and 8,000,000 shares issued and outstanding at December 31, 2006	—	41,820
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share. Authorized 5,000,000 shares at June 30, 2007 and no shares at December 31, 2006; no shares issued and outstanding at June 30, 2007 and at December 31, 2006	—	—
Common stock, par value $0.0001 per share. Authorized 100,000,000 shares at June 30, 2007 and 158,000,000 shares at December 31, 2006; 33,832,198 shares issued and outstanding at June 30, 2007 and 22,564,068 shares issued and outstanding at December 31, 2006	3	2
Additional paid-in capital	322,111	234,807
Accumulated other comprehensive income	—	2
Deficit accumulated during the development stage	(269,653)	(236,558)
Total stockholders’ equity (deficit)	52,461	(1,747)
Total liabilities and stockholders’ equity (deficit)	$71,600	$54,789

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from inception (March 10, 2000) through June 30,
	2007	2006	2007	2006	2007
Research grant revenue	$—	$—	$—	$—	$1,477
Operating expenses:
Research and development	13,613	13,056	27,158	27,453	207,604
In-process research and development	—	—	—	—	19,671
General and administrative	3,853	1,926	7,321	4,117	41,663
Other compensation expense(1)	—	—	—	—	9,315
Total operating expenses	17,466	14,982	34,479	31,570	278,253
Loss from operations	(17,466)	(14,982)	(34,479)	(31,570)	(276,776)
Other income:
Investment income, net	725	336	1,384	713	7,123
Net loss	(16,741)	(14,646)	(33,095)	(30,857)	(269,653)
Convertible preferred stock beneficial conversion charge	—	—	58,585	—	58,585
Convertible preferred stock dividends	—	245	—	245	1,859
Net loss attributable to common stockholders	$(16,741)	$(14,891)	$(91,680)	$(31,102)	$(330,097)
Basic and diluted weighted average common shares outstanding	33,390,082	22,224,734	30,958,130	22,222,604
Basic and diluted net loss attributable to common stockholders per share	$(0.50)	$(0.67)	$(2.96)	$(1.40)

(1)          Excluded from general and administrative expense.

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,		Period from inception (March 10, 2000) through June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(33,095)	$(30,857)	$(269,653)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	—	19,671
Common stock issued for licenses	—	—	1,242
Expense deferred offering costs	—	—	1,085
Other stock-related compensation expense	2,907	2,327	24,314
Depreciation and amortization	1,646	1,921	10,603
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	457	—	(83)
Prepaid expenses and other current assets	(1,052)	(1,356)	(1,055)
Other assets	45	4	(19)
Accounts payable	(651)	(1,523)	1,401
Accrued expenses	4,455	(608)	7,744
Deferred revenue	(457)	—	—
Net cash used in operating activities	(25,745)	(30,092)	(204,750)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(5,586)
Advances issued to related parties	—	—	(1,630)
Purchases of marketable securities	(15,014)	(34,313)	(490,210)
Sales and maturities of marketable securities	28,149	72,602	490,210
Repayment of advances from related parties	—	—	1,630
Purchases of property and equipment	(824)	(642)	(9,898)
Net cash provided by (used in) investing activities	12,311	37,647	(15,484)
Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock warrants, net	44,660	—	240,550
Proceeds from issuance of convertible preferred stock, net	—	39,950	39,961
Proceeds from exercise of stock options	39	2	817
Repurchase of common stock from officers	(290)	—	(290)
Proceeds from sale-leaseback of property and equipment	1,154	897	8,628
Payment of capital lease obligation	(1,290)	(990)	(4,719)
Payment of deferred offering costs	—	—	(187)
Net cash provided by financing activities	44,273	39,859	284,760
Net increase in cash and cash equivalents	30,839	47,414	64,526
Cash and cash equivalents at beginning of period	33,687	23,809	—
Cash and cash equivalents at end of period	$64,526	$71,223	$64,526
Supplemental disclosure of noncash investing and financing activities:
Purchase of equipment under capital lease	$1,154	$897	$9,993
Convertible preferred stock beneficial conversion charge	58,585	—	58,585
Convertible preferred stock dividends	—	245	1,859
Conversion of preferred stock	41,820	—	41,820
Cash paid for interest	265	291	1,132

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss
(in thousands, except share amounts)
(unaudited)

							Deficit
						Accumulated	accumulated
			Additional		Stock	other	during the	Total
	Common stock		paid-in	Deferred	subscription	comprehensive	development	stockholders’	Comprehensive
	Shares	Amount	capital	compensation	receivable	income (loss)	stage	equity (deficit)	loss
Balance at inception	—	$—	$—	$—	$—	$—	$—	$—	$
Net loss	—	—	—	—	—	—	(78)	(78)	(78)
Balance at December 31, 2000	—	—	—	—	—	—	(78)	(78)	$(78)
Issuance of common shares to founders	5,100,000	1	1	—	—	—	—	2
Issuance of common shares	1,700,000	—	3,400	—	(225)	—	—	3,175
Issuance and remeasurement of stock options for services	—	—	120	(120)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	26	—	—	—	26
Net loss	—	—	—	—	—	—	(381)	(381)	(381)
Balance at December 31, 2001	6,800,000	1	3,521	(94)	(225)	—	(459)	2,744	$(381)
Issuance of common shares	3,563,059	—	38,635	—	—	—	—	38,635
Issuance of common stock and warrants for Principia	1,234,875	—	15,860	—	—	—	—	15,860
Proceeds from stock subscription	—	—	—	—	225	—	—	225
Issuance of common stock for licenses	96,111	—	1,042	—	—	—	—	1,042
Issuance of common stock for Diagon	786,463	—	8,525	—	—	—	—	8,525
Issuance and remeasurement of stock options for services	—	—	851	(851)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	274	—	—	—	274
Net loss	—	—	—	—	—	—	(36,154)	(36,154)	(36,154)
Balance at December 31, 2002	12,480,508	1	68,434	(671)	—	—	(36,613)	31,151	$(36,154)
Issuance of common shares, net	5,116,790	1	70,479	—	—	—	—	70,480
Amount due from stock subscription	—	—	500	—	(500)	—	—	—
Issuance of common stock for licenses	18,444	—	200	—	—	—	—	200
Exercise of stock warrants	143,869	—	288	—	—	—	—	288
Exercise of stock options	39,062	—	423	—	—	—	—	423
Modification of employee stock options	—	—	1,289	—	—	—	—	1,289
Issuance and remeasurement of stock options for services	—	—	2,541	(2,541)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	905	—	—	—	905
Unrealized gain on marketable securities	—	—	—	—	—	33	—	33	33
Net loss	—	—	—	—	—	—	(27,878)	(27,878)	(27,878)
Balance at December 31, 2003	17,798,673	2	144,154	(2,307)	(500)	33	(64,491)	76,891	$(27,845)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)
(in thousands, except share amounts)
(unaudited)

							Deficit
						Accumulated	accumulated
			Additional		Stock	other	during the	Total
	Common stock		paid-in	Deferred	subscription	comprehensive	development	stockholders’	Comprehensive
	Shares	Amount	capital	compensation	receivable	income (loss)	stage	equity (deficit)	loss
Issuance of common shares under stock subscription	187,500	$—	$2,493	$—	$500	$—	$—	$2,993	$
Issuance of common shares, net	3,999,996	—	79,900	—	—	—	—	79,900
Issuance of common stock in connection with acquisition	138,336	—	2,213	—	—	—	—	2,213
Issuance of restricted common shares	365,000	—	8,030	(8,030)	—	—	—	—
Issuance of stock options at less than fair value	—	—	471	(471)	—	—	—	—
Exercise of stock options	32,421	—	352	—	—	—	—	352
Exercise of stock warrants	28,773	—	58	—	—	—	—	58
Issuance and remeasurement of stock options for services	—	—	1,259	(1,259)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	1,331	—	—	—	1,331
Compensation expense related to issuance of stock options and restricted stock below fair value	—	—	—	301	—	—	—	301
Unrealized loss on marketable securities	—	—	—	—	—	(149)	—	(149)	(149)
Net loss	—	—	—	—	—	—	(45,934)	(45,934)	(45,934)
Balance at December 31, 2004	22,550,699	2	238,930	(10,435)	—	(116)	(110,425)	117,956	$(46,083)
Issuance of restricted common shares	96,589	—	1,425	(1,425)	—	—	—	—
Forfeitures of restricted common shares	(40,000)	—	(881)	743	—	—	—	(138)
Exercise of stock warrants	67,138	—	134	—	—	—	—	134
Issuance of stock options for services	—	—	201	(201)	—	—	—	—
Forfeitures of stock options for services	—	—	(329)	329	—	—	—	—
Remeasurement of stock options for services	—	—	(451)	451	—	—	—	—
Compensation expense related to stock options for services	—	—	—	1,142	—	—	—	1,142
Compensation expense related to issuance of stock options and restricted stock below fair value	—	—	—	2,171	—	—	—	2,171
Unrealized gains on marketable securities	—	—	—	—	—	75	—	75	75
Net loss	—	—	—	—	—	—	(68,863)	(68,863)	(68,863)
Balance at December 31, 2005	22,674,426	$2	$239,029	$(7,225)	$—	$(41)	$(179,288)	$52,477	$(68,788)
Eliminate deferred stock compensation	—	—	(7,225)	7,225	—	—	—	—
Convertible preferred stock dividends	—	—	(1,859)	—	—	—	—	(1,859)
Forfeitures of restricted common shares	(127,500)	—	—	—	—	—	—	—
Issuance of common shares for services	4,875	—	69	—	—	—	—	69
Issuance of restricted common shares	12,142	—	—	—	—	—	—	—
Exercise of stock options	125	—	2	—	—	—	—	2
Compensation expense related to stock options for services	—	—	4,791	—	—	—	—	4,791
Unrealized gains on marketable securities	—	—	—	—	—	43	—	43	43
Net loss	—	—	—	—	—	—	(57,270)	(57,270)	(57,270)
Balance at December 31, 2006	22,564,068	$2	$234,807	$—	$—	$2	$(236,558)	$(1,747)	$(57,227)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)

(in thousands, except share amounts)

(unaudited)

					Deficit
				Accumulated	accumulated
			Additional	other	during the	Total
	Common stock		paid-in	comprehensive	development	stockholders’	Comprehensive
	Shares	Amount	capital	income (loss)	stage	equity (deficit)	loss
Issuance of common shares in IPO, net	5,000,000	—	44,660	—	—	44,660
Conversion of convertible preferred stock	6,278,765	1	41,819	—	—	41,820
Issuance of restricted common shares	15,661	—	—	—	—	—
Repurchase of previously restricted common shares	(29,046)	—	(290)	—	—	(290)
Exercise stock options	2,750	—	39	—	—	39
Compensation expense related to stock options for services	—	—	2,907	—	—	2,907
Reclassification of vested stock options granted to non-employee consultants to liabilities	—	—	(1,831)	—	—	(1,831)
Unrealized gains on marketable securities	—	—	—	(2)	—	(2)	(2)
Net loss	—	—	—	—	(33,095)	(33,095)	(33,095)
Balance at June 30, 2007	33,832,198	$3	$322,111	$—	$(269,653)	$52,461	$(33,097)

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements

(1)   Nature of Business

Synta Pharmaceuticals Corp. (the “Company”) was incorporated in March 2000 and commenced operations in July 2001. The Company is a biopharmaceutical company focusing on discovering, developing and commercializing small molecule drugs that address severe medical conditions, including cancer and chronic inflammatory diseases.

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

The accompanying interim balance sheet as of June 30, 2007, the consolidated statements of operations and cash flows for the three months and six months ended June 30, 2007 and 2006 and the period from inception (March 10, 2000) through June 30, 2007, and the statement of stockholders’ equity (deficit) for the period from inception (March 10, 2000) through June  30, 2007 are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006.

In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting solely of normal recurring adjustments and accruals necessary for the fair presentation of the Company’s financial position at June 30, 2007 and its results of operations and cash flows for the three months and six months ended June 30, 2007 and 2006 and the period from inception (March 10, 2000) through June 30, 2007. The results for the three months and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007 or subsequent interim periods.

The accounting policies underlying these interim financial statements are set forth in the consolidated financial statements for the year ended December 31, 2006.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)) using the modified prospective method of transition for employee stock option awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the three months and six months ended June 30, 2007 and 2006 includes: (a) compensation costs related to the vesting of employee stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) adjusted for estimated forfeitures, (b) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (c) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123(R).

The Company uses the Black-Scholes option pricing model as the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to the Company. The Company will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options vesting in the three months and six months ended June 30, 2007 and 2006. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

For the three months and six months ended June 30, 2007 and 2006, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

					Period from
					inception
					(March 10,
	Three months		Six months		2000)
	ended		ended		through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Risk-free interest rate	4.67%	5.03%	4.65%	4.62%	3.81%
Expected life in years	6.25	6.25	6.25	6.25	5.42
Volatility	75%	75%	75%	75%	35%
Expected dividend yield	—	—	—	—	—
Weighted average grant-date fair value	$5.93	$9.86	$6.22	$9.80	$5.48

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

Certain of the Company’s options granted to non-employees that are fully vested and no longer subject to a performance requirement are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in April 2007 following the registration of stock options under Form S-8, using the Black-Scholes model. As of June 30, 2007, a liability of $1,831,000 was reflected in the balance sheet as other current liabilities. The fair value of the award is re-measured at each financial statement reporting date until the options are exercised or expire. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of June 30, 2007, vested stock options to acquire 339,442 shares of common stock held by non-employee consultants remained unexercised.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock		Stock
	compensation		compensation
	expense for the		expense for the		Unrecognized stock
	three months ended		six months ended		compensation
	June 30,		June 30,		expense as of
	2007	2006	2007	2006	June 30, 2007
Employee stock options	$1,024	$761	$1,946	$1,333	$11,660
Repriced employee stock options	34	43	69	327	227
Employee options issued below fair value	2	28	4	56	25
Non-employee stock options	13	59	44	155	139
Restricted stock	422	412	844	456	3,839
	$1,495	$1,303	$2,907	$2,327	$15,890

There was no income tax benefit related to the Company’s stock-based compensation arrangements for employees and non-employee awards and unrecognized stock-based compensation expense will be recognized over a weighted average period of 4.5 years.

Stock-based compensation expense is allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Research and development	$1,117	$978	$2,168	$1,676
General and administrative	378	325	739	651
Total	$1,495	$1,303	$2,907	$2,327

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

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

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

	June 30,
	2007	2006
Common stock options	3,912,450	3,176,185
Unvested restricted stock	170,661	285,000

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109 (Interpretation No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the company has not yet issued financial statements, including interim financial statements, in the period Interpretation No. 48 is adopted. The Company adopted this Interpretation No. 48 effective January 1, 2007 and its adoption had no impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 will be applicable to us as of January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its overall financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating SFAS No. 159 and the impact that it may have on its results of operations or financial position.

In June 2007, the EITF issued EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 7-03), which provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating  EITF 7-03 and the impact that it may have on its results of operations or financial position.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(3)   Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$64,526	$—	$—	$64,526
Marketable securities:
Corporate bonds:
Due within 1 year	—	—	—	—
Total cash and cash equivalents and marketable securities	$64,526	$—	$—	$64,526

	December 31, 2006
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$33,687	$—	$—	$33,687
Marketable securities:
Corporate bonds:
Due within 1 year	13,135	2	—	13,137
Total cash and cash equivalents and marketable securities	$46,822	$2	$—	$46,824

(4)   Property and Equipment

Property and equipment consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Laboratory equipment	$9,644	$8,724
Leasehold improvements	3,962	3,854
Computers and software	1,075	1,042
Furniture and fixtures	727	677
	15,408	14,297
Less accumulated depreciation and amortization	(9,819)	(8,230)
	$5,589	$6,067

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(4)   Property and Equipment (Continued)

Depreciation and amortization expenses of property and equipment were approximately $1,646,000, $1,921,000 and $10,603,000 for the six months ended June 30, 2007 and 2006 and the period from inception (March 10, 2000) through June 30, 2007, respectively.

(5)   Stockholders’ Equity

Common Stock

Reverse Stock Split

In January 2007, the Board of Directors and the stockholders of the Company approved (i) a 1-for-4 reverse stock split, which was effected on February 2, 2007, subject to a reduction for fractional shares that were paid for in cash, (ii) an adjustment of the authorized common shares to 100,000,000, which became effective upon the completion of the initial public offering (“IPO”) of the Company’s common stock, and (iii) an adjustment in the number of common shares reserved under the 2006 Stock Option Plan to 2,500,000. All share data shown in the accompanying consolidated financial statements has been retroactively restated to reflect the reverse split. The reverse stock split did not alter the par value of the common stock, which is $0.0001 per share, or modify any voting rights or other terms of the common stock.

Initial Public Offering

In February 2007, the Company raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of its common stock in the IPO at $10.00 per share. The net offering proceeds after deducting approximately $5.3 million in expenses for underwriters’ discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $44.7 million. As of December 31, 2006, the Company had approximately $1.0 million in deferred IPO costs related to this offering. All outstanding shares of the Company’s Series A convertible preferred stock and $1.9 million in accumulated dividends on the Series A convertible preferred stock were converted into 6,278,765 shares of common stock upon the completion of the IPO.

In accordance with EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF, No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded a non-cash beneficial conversion charge of approximately $58.6 million in February 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock.

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

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(6)   Stock Option Plans (Continued)

thereof, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted.

As of June 30, 2007, the Company had options outstanding to purchase 2,854,505 shares of its common stock, had outstanding 155,000 restricted shares of common stock and had no shares available for future issuance under the 2001 Stock Option Plan.

As of June 30, 2007, the Company had options outstanding to purchase 982,945 shares of its common stock, had outstanding 15,661 restricted shares of common stock and had available 1,489,252 shares available for future issuance under the 2006 Stock Option Plan.

As of June 30, 2007, the Company had options outstanding to purchase 75,000 shares of its common stock that were granted outside of the 2001 Stock Plan and 2006 Stock Plan.

General Option Information

The following table summarizes stock option activity during the six months ended June 30, 2007:

	Shares available for Grant	Options	Weighted average exercise price of options under plan
Outstanding at January 1, 2007	2,326,358	3,044,343	$11.90
Granted	(974,809)	959,148	8.98
Exercised	—	(2,750)	14.00
Cancelled(1)	43,953	(88,291)	11.21
Additional shares reserved(2)	93,750	—	—
Outstanding at June 30, 2007	1,489,252	3,912,450	$11.19
Exercisable at June 30, 2007		2,341,576	$11.27

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

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(6)   Stock Option Plans (Continued)

Included in the Company’s stock options outstanding at June 30, 2007 are 368,430 options issued to non-employee consultants with a weighted average exercise price of $8.45 of which 339,442 are vested. The weighted average period over which $139,000 of unrecognized compensation expense is expected to be recognized is 3.3 years. The following table summarizes information about outstanding and exercisable stock options at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		average	average			average	average
		remaining	exercise	Aggregate		remaining	exercise	Aggregate
	Number	contractual	price	intrinsic	Number	contractual	price	intrinsic
Exercise price	outstanding	life (years)	per share	value	exercisable	life	per share	value
$2.00	164,762	4.41	$2.00	$1,038,001	164,762	4.41	$2.00	$1,038,001
8.15-8.75	712,458	9.68	8.70	—	—	—	—	—
10.00-10.84	1,603,843	6.10	10.74	—	1,399,543	5.60	10.84	—
14.00	1,431,387	7.90	14.00	—	777,271	7.55	14.00	—
	3,912,450	7.34	$11.19	$1,038,001	2,341,576	6.16	$11.27	$1,038,001

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to officers, other employees and non-employee directors. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at June 30, 2007 was $3,839,000. The weighted average period over which the balance is expected to be recognized is 1.6 years. Vesting may accelerate upon the U.S. Food and Drug Administration’s approval of the Company’s first New Drug Application.

General Restricted Shares Information

The following table summarizes restricted stock activity during the six months ended June 30, 2007:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2007	291,073	$21.15
Granted	15,661	$8.30
Vested	(136,073)	$21.64
Cancelled	—	—
Outstanding at June 30, 2007	170,661	$19.57

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Notes to Unaudited Consolidated Financial Statements (Continued)

(6)   Stock Option Plans (Continued)

In January 2007, the Company repurchased 29,046 shares of its previously restricted common stock from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock. In June 2007, these treasury shares were retired.

(7)   Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Contracted research costs	$5,309	$3,052
Compensation and benefits	1,599	1,196
Professional fees	1,912	1,451
Other	799	428
	$9,619	$6,127

(8)   Related-Party Transactions

Consulting Agreements and Agreement and Release

The Company paid its scientific founder, who is also a member of its Board of Directors, fees under a consulting agreement and installment payments related to an Agreement and Release. In March 2007, the Company amended the consulting agreement to reduce the fee from $25,000 to $10,000 per month. The Company made payments of approximately $140,000 and $200,000 in the six months ended June 30, 2007 and 2006, respectively, in connection with these agreements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing small molecule drugs that address severe medical conditions with large potential markets, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials, two drug candidates in preclinical studies, and one program undergoing lead optimization. In September 2006, we announced positive results for our most advanced drug candidate, STA-4783, in a Phase 2b clinical trial in patients with metastatic melanoma. Based on these positive results, we intend to initiate a pivotal Phase 3 clinical trial in metastatic melanoma in the third quarter of 2007. In addition, we expect to announce by the end of 2007 plans for initiating clinical trials of STA-4783 in additional cancer types. For our second clinical-stage drug candidate, apilimod, we are currently conducting a Phase 2a clinical trial in patients with rheumatoid arthritis and sponsoring a Phase 2a clinical trial in patients with common variable immunodeficiency, or CVID. Our two next most advanced drug candidates, STA-9090 and STA-9584, are currently in preclinical development, and we expect to file an investigational new drug application, or IND, for STA-9090 in the third quarter of 2007. Our CRAC ion channel inhibitor program is currently in the lead optimization stage. All of our drug candidates were discovered and developed internally, using our unique chemical compound library, and the chemistry, biology, and pharmaceutical development assets and capabilities built over the combined history of Synta and its predecessor companies. We have retained all rights to all of our drug candidates and programs across all geographic markets and therapeutic indications.

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

Since our inception, we have had no revenues from product sales. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock and $44.7 million in net proceeds from our initial public offering, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $281.3 million through June 30, 2007.

In February 2007, we raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock in an initial public offering (“IPO”) at $10.00 per share. The net offering proceeds to us after deducting approximately $5.3 million in expenses for underwriters’ discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $44.7 million. All outstanding shares of the Series A convertible preferred stock and $1.9 million in accumulated dividends on the Series A convertible preferred stock were converted into 6,278,765 shares of common stock upon the completion of the IPO. In accordance with Emerging Issues Task Force, or EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF, No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recorded a non-cash beneficial conversion charge of approximately $58.6 million in February 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock.

We have devoted substantially all of our capital resources to the research and development of our drug candidates and to the acquisitions of Principia and Diagon. We have never been profitable and, as of June 30, 2007, we had an accumulated deficit of $269.7 million. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and begin operating as a public company. We will need to generate significant revenues to achieve profitability and may never do so.

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

Research and Development

Research and development expense consists of costs incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates. From inception through June 30, 2007, we incurred research and development expense in the aggregate of $207.6 million. We charge all research and development expenses to operations as incurred.

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

For the periods indicated below, research and development expenses for our clinical-stage drug candidates, STA-4783 and apilimod, and our other early-stage and discontinued programs were as follows (in millions):

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
STA-4783	$8.9	$1.1	$16.0	$2.4
Apilimod	0.1	5.0	1.0	13.0
Early-stage and discontinued programs	4.6	7.0	10.2	12.1
Total	$13.6	$13.1	$27.2	$27.5

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

Despite this uncertainty, however, our development strategy for our lead clinical-stage drug candidate, STA-4783, is currently based on a number of assumptions that allow us to make broad estimates of certain clinical trial expenses. We expect to initiate a pivotal Phase 3 clinical trial of STA-4783 in metastatic melanoma in the third quarter of 2007, and we expect the cost to complete this trial, including the cost of clinical supplies of STA-4783, together with the costs of related nonclinical toxicology and other testing to support the trial, will be in the range of $40 to $60 million. To date, we have not entered into any collaboration with a strategic corporate partner for the development of this drug candidate, and unless we do so in the future, we expect to internally finance all clinical development of this candidate. We do not expect to receive regulatory approval of any of our drug candidates until 2009 at the earliest, if at all.

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

Under the income approach, each project was analyzed to determine the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends. The estimated net cash flows from these products were based on management’s estimates of related revenues, cost of goods sold, research and development costs, selling, general and administrative costs, and income taxes. Material cash flows from each of the projects valued under the income approach were assumed to commence in the year following project completion. Discount rates and probability factors were determined based on the nature of the technology, the stage of completion of the projects, the complexity of the development effort and the risks associated with reaching technological feasibility of the projects.

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

Convertible Preferred Stock Dividends

Convertible preferred stock dividends consist of cumulative but undeclared dividends that were payable on our Series A convertible preferred stock. The Series A convertible preferred stock accrued dividends at 8% per year. For the year ended December 31, 2006, dividends recorded with respect to the Series A convertible preferred stock totaled $1.9 million. All outstanding shares of Series A convertible preferred stock and the $1.9 million in accumulated dividends were converted into 6,278,765 shares of our common stock upon completion of the IPO in February 2007. There were no dividends recorded with respect to the Series A convertible preferred stock in the six months ended June 30, 2007.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to accrued expenses, acquisitions and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months and six months ended June 30, 2007 and 2006, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months and six months ended June 30, 2007 and 2006, respectively.

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

We continue to use the Black-Scholes option pricing model as the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we do not have a history of stock trading activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of our common stock is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding. Since January 1, 2006, we have used the simplified method for determining the expected lives of options.

For awards with graded vesting, we allocate compensation costs under SFAS No. 123R on a straight-line basis over the requisite service period. Accordingly, we amortized the fair value of each option over each option’s service period, which is generally the vesting period.

We account for stock options issued to non-employees in accordance with the provisions of of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services, which requires valuing and remeasuring such stock options to the current fair value until the performance date has been reached.

Certain of the Company’s options granted to non-employees that are fully vested and no longer subject to a performance requirement are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in April 2007 following the registration of stock options under Form S-8, using the Black-Scholes model. As of June 30, 2007, a liability of $1,831,000 was reflected in the balance sheet as other current liabilities. The fair value of the award is re-measured at each financial statement reporting date until the options are exercised or expire. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of June 30, 2007, vested stock options to acquire 339,442 shares of common stock held by non-employee consultants remained unexercised.

Our net loss for the three months and six months ended June 30, 2007 and 2006 includes $1.5 million, $1.3 million, $2.9 million and $2.3 million, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of June 30, 2007, the total amount of unrecognized stock-based compensation expense is $15.9 million and will be recognized over a weighted average period of 4.5 years.

Consolidated Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Revenue.   There were no revenues for the three months ended June 30, 2007 and 2006.

Research and development.   Research and development expense increased to $13.6 million in the three months ended June 30, 2007 from $13.1 million in the three months ended June 30, 2006. This increase principally resulted from an increase of $0.7 million for personnel costs, related research supplies and operational overhead, and an increase in stock-based compensation expense of $0.1 million, offset by a net decrease of $0.3 million in external costs in clinical trials, animal studies and other preclinical testing, clinical product manufacturing, and consulting. In the three months ended June 30, 2007, external costs incurred under the STA-4783 program increased by $3.2 million over the same period in 2006, principally due to start-up expenses incurred in connection with the Phase 3 clinical trial of STA-4783 for the treatment of metastatic melanoma, which is targeted to commence in the third quarter of 2007. In the three months ended June 30, 2007, external costs incurred in connection with apilimod for the treatment of Crohn’s disease decreased by $2.6 million over the same period in 2006, as the Phase 2b clinical trial was terminated in June 2006. In addition, external costs incurred in the three months ended June 30, 2007 in connection with STA-9090 decreased by $0.7 million over the same period in 2006, as pre-clinical development efforts of STA-9090 were completing in advance of a planned filing of an IND in the third quarter of 2007.

General and administrative.   General and administrative expense increased to $3.9 million in the three months ended June 30, 2007 from $1.9 million in the three months ended June 30, 2006. This increase was due to an increase of $0.6 million for personnel costs and related overhead in connection with  increased headcount and an increase of $1.2 million in external professional fees, including investor and medical community relations, public-company reporting requirements, intellectual property and general legal fees, and increased directors and officers insurance premiums.

Investment income, net.   Net investment income increased to $0.7 million in the three months ended June 30, 2007 from $0.3 million in the three months ended June 30, 2006. The increase in investment income was principally due to the higher average investment balance resulting from net cash proceeds of $44.7 million raised from the sale of our common stock in the IPO.

Net loss.   Net loss for the three months ended June 30, 2007 increased to $16.7 million from $14.6 million for the three months ended June 30, 2006. Basic and diluted net loss per share attributable to common stockholders decreased to $0.50 for the three months ended June 30, 2007 from $0.67 for the three months ended June 30, 2006 principally due to an increase in the number of weighted average common shares outstanding resulting from the sale of 5,000,000 shares of common stock and the conversion of the Series A preferred stock into 6,278,765 shares of common stock in connection with the IPO.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Revenue.   There were no revenues for the six months ended June 30, 2007 and 2006.

Research and development.   Research and development expense decreased to $27.2 million in the six months ended June 30, 2007 from $27.5 million in the six months ended June 30, 2006. This decrease principally resulted from a net decrease of $1.8 million in external costs in clinical trials, animal studies and other preclinical testing, clinical product manufacturing, and consulting, offset by an increase of $1.0 million for personnel costs, related research supplies and operational overhead, and an increase in stock-based compensation expense of $0.5 million. In the six months ended June 30, 2007, external costs incurred under the STA-4783 program increased by $5.1 million over the same period in 2006, principally due to start-up expenses incurred in connection with the Phase 3 clinical trial of STA-4783 for the treatment of metastatic melanoma, which is targeted to commence in the third quarter of 2007. In the six months ended June 30, 2007, external costs incurred in connection with apilimod for the treatment of Crohn’s disease decreased by $5.7 million over the same period in 2006, as the Phase 2b clinical trial was terminated in June 2006. In addition, external costs incurred in the six months ended June 30, 2007 in connection with STA-9090 decreased by $0.4 million over the same period in 2006, as pre-clinical development efforts of STA-9090 were completing in advance of a planned filing of an IND in the third quarter of 2007.

General and administrative.   General and administrative expense increased to $7.3 million in the six months ended June 30, 2007 from $4.1 million in the six months ended June 30, 2006. This increase was due to an increase of $1.3 million for personnel costs and related overhead in connection with increased headcount and an increase of $1.9 million in external professional fees, including investor and medical community relations, public-company reporting requirements, intellectual property and general legal fees, and increased directors and officers insurance premiums.

Investment income, net.   Net investment income increased to $1.4 million in the six months ended June 30, 2007 from $0.7 million in the six months ended June 30, 2006. The increase in investment income was principally due to the higher average investment balance resulting from net cash proceeds of $44.7 million raised from the sale of our common stock in the IPO.

Net loss.   Net loss for the six months ended June 30, 2007 increased to $33.1 million from $30.9 million for the six months ended June 30, 2006. Basic and diluted net loss per share attributable to common stockholders increased to $2.96 for the six months ended June 30, 2007 from $1.40 for the six months ended June 30, 2006. The increase was principally due to the non-cash beneficial conversion charge of approximately $58.6 million that was recognized in February 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock that converted into common stock upon the completion of the IPO in February 2007, offset in part by an increase in the number of weighted average common shares outstanding resulting from the sale of 5,000,000 shares of common stock and the conversion of the Series A preferred stock into 6,278,765 shares of common stock in connection with the IPO.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our inception. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock and $44.7 million in net proceeds from the IPO, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $281.3 million through June 30, 2007. We have also generated funds from government grant revenues, equipment lease financings and investment income.

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $64.5 million, an increase of $17.7 million from $46.8 million as of December 31, 2006. This increase principally reflects $44.7 million of net proceeds from our IPO, less our net loss of $33.1 million during the six months ended June 30, 2007. Our funds are currently invested in money-market funds.

Under our equipment lease agreement, we may periodically directly lease, or sell and lease back up to a maximum outstanding balance of $6.0 million of equipment and leasehold improvements. In June 2007, this agreement was extended through May 31, 2008. As of June 30, 2007, approximately $1.0 million was available under this revolving lease line for future property and equipment expenditures.

Cash Flows

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2007 and 2006 (in thousands).

	2007	2006
Cash provided by (used in):
Operating activities	$(25,745)	$(30,092)
Investing activities	12,311	37,647
Financing activities	44,273	39,859
Capital expenditures (included in investing activities above)	(824)	(642)

Our operating activities used cash of $25.7 million and $30.1 million in the six months ended June 30, 2007 and 2006, respectively. The use of cash in these periods principally resulted from our losses from operations, adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

Our investing activities provided cash of $12.3 million and $37.6 million in the six months ended June 30, 2007 and 2006, respectively. Our investing activities in the six months ended June 30, 2007 included sales and maturities of marketable securities in our investment portfolio in the amount of $28.1 million, offset by the purchases of marketable securities in the amount of $15.0 million and purchases of property and equipment in the amount of $0.8 million. Our investing activities in the six months ended June 30, 2006 included sales and maturities of marketable securities in our investment portfolio in the amount of $72.6 million, offset by the purchases of marketable securities in the amount of $34.3 million and purchases of property and equipment in the amount of $0.6 million.

Our financing activities provided $44.3 million and $39.9 million in the six months ended June 30, 2007 and 2006, respectively. In February 2007, we raised net cash proceeds of $44.7 million from the sale of 5,000,000 shares of common stock in the IPO. In June 2006, we raised gross proceeds of $40.0 million from the sale of 8,000,000 shares of our Series A convertible preferred stock. We raised $1.2 million and $0.9 million in proceeds from the sale and lease-back of property and equipment in the six months ended June 30, 2007 and 2006, respectively. We repaid $1.3 million and $1.0 million in capital equipment leases in the six months ended June 30, 2007 and 2006, respectively. In January 2007, we repurchased 29,046 shares of our previously restricted common stock in the amount of $0.3 million from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock.

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

Funding Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to advance our drug candidates into preclinical studies and clinical trials and as we:

•       initiate a pivotal Phase 3 clinical trial of STA-4783 for the treatment of metastatic melanoma in the third quarter of 2007 and announce plans to initiate a Phase 2 clinical trial of STA-4783 in one additional cancer indication by the end of 2007;

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

•       complete preclinical development of STA-9090 and initiate a Phase 1 clinical trial in 2007;

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109, or Interpretation No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted Interpretation No. 48 effective January 1, 2007 and its adoption had no impact on our consolidated results of operations and financial position.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities or SFAS No. 159, including an amendment of  SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us beginning in fiscal 2008. We are currently evaluating SFAS No. 159 and the impact that it may have on our results of operations or financial position.

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 7-03), which provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating EITF 7-03 and the impact that it may have on our results of operations or financial position.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 that we have filed with the SEC.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2007, we had cash, cash equivalents and marketable securities of $64.5 million consisting of cash and highly liquid, short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is not significant.

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

PART II   OTHER INFORMATION

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   Unregistered Sales of Equity Securities.

None.

(b)   Use of Proceeds.

The Registration Statement on Form S-1 (Reg. No. 333-138894) in connection with our initial public offering was declared effective by the SEC on February 6, 2007. In the initial public offering, we sold 5,000,000 shares of our common stock at an initial public offering price per share of $10.00. The net offering proceeds to us after deducting total expenses were approximately $44,700,000. As of June 30, 2007, approximately $21.8 million of the net proceeds of the offering had been used to fund operations. The remaining net proceeds have been invested in money market accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated February 6, 2007 filed with the SEC pursuant to Rule 424(b)(4).

(c)   Issuer Purchases of Equity Securities.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

(a)   Exhibits

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

SYNTA PHARMACEUTICALS CORP.
Date: August 6, 2007	By:	/s/ SAFI R. BAHCALL
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)
Date: August 6, 2007	By:	/s/ KEITH S. EHRLICH
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer (principal
accounting and financial officer)