Form 10-Q
period 2007-09-30
SYNTA PHARMACEUTICALS CORP
filed 2007-11-13
CIK 1157601

Use these links to rapidly review the document
SYNTA PHARMACEUTICALS CORP. INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33277

SYNTA PHARMACEUTICALS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	04-3508648 (IRS Employer Identification No.)
45 Hartwell Avenue Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)

(Registrant's telephone number, including area code):    (781) 274-8200

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 9, 2007, the registrant had 33,880,948 shares of common outstanding.

SYNTA PHARMACEUTICALS CORP.

INDEX TO FORM 10-Q

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	3
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	5
	Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the period from inception (March 10, 2000) through September 30, 2007 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4T.	Controls and Procedures	34
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Submission of Matters to a Vote of Security Holders	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
SIGNATURES		62

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$48,339	$33,687
Restricted cash	83	540
Marketable securities available-for-sale	—	13,137
Prepaid expenses and other current assets	2,088	263

Total current assets	50,510	47,627
Property and equipment, net	5,421	6,067
Deferred offering costs	—	963
Other assets	82	132

Total assets	$56,013	$54,789

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,970	$2,632
Accrued expenses	8,046	6,127
Capital lease obligations—current	2,468	2,330
Other current liabilities	1,340	—
Deferred revenue	—	457

Total current liabilities	13,824	11,546
Capital lease obligations—long-term	3,119	3,170

Total liabilities	16,943	14,716

Convertible preferred stock, at redemption value:
Series A convertible preferred stock, $0.0001 par value per share. Authorized: no shares at September 30, 2007 and 8,000,000 shares at December 31, 2006; no shares issued and outstanding at September 30, 2007 and 8,000,000 shares issued and outstanding at December 31, 2006	—	41,820

Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share. Authorized 5,000,000 shares at September 30, 2007 and no shares at December 31, 2006; no shares issued and outstanding at September 30, 2007 and at December 31, 2006	—	—
Common stock, par value $0.0001 per share. Authorized 100,000,000 shares at September 30, 2007 and 158,000,000 shares at December 31, 2006; 33,832,198 shares issued and outstanding at September 30, 2007 and 22,564,068 shares issued and outstanding at December 31, 2006	3	2
Additional paid-in capital	323,596	234,807
Accumulated other comprehensive income	—	2
Deficit accumulated during the development stage	(284,529)	(236,558)

Total stockholders' equity (deficit)	39,070	(1,747)

Total liabilities and stockholders' equity (deficit)	$56,013	$54,789

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

					Period from inception (March 10, 2000) through September 30, 2007
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research grant revenue	$—	$—	$—	$—	$1,477

Operating expenses:
Research and development	11,542	12,561	38,691	40,016	219,137
In-process research and development	—	—	—	—	19,671
General and administrative	3,852	2,016	11,182	6,130	45,524
Other compensation expense(1)	—	—	—	—	9,315

Total operating expenses	15,394	14,577	49,873	46,146	293,647

Loss from operations	(15,394)	(14,577)	(49,873)	(46,146)	(292,170)

Other income:
Investment income, net	519	650	1,902	1,363	7,641

Net loss	(14,875)	(13,927)	(47,971)	(44,783)	(284,529)
Convertible preferred stock dividends	—	807	—	1,052	1,859
Convertible preferred stock beneficial conversion charge	—	—	58,585	—	58,585

Net loss attributable to common stockholders	$(14,875)	$(14,734)	$(106,556)	$(45,835)	$(344,973)

Basic and diluted weighted average common shares outstanding	33,393,159	22,226,942	31,778,715	22,224,060
Basic and diluted net loss attributable to common stockholders per share	$(0.45)	$(0.66)	$(3.35)	$(2.06)

(1)
Excluded from general and administrative expense.

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from inception (March 10, 2000) through September 30, 2007
	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(47,971)	$(44,783)	$(284,529)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	—	19,671
Common stock issued for licenses	—	—	1,242
Expense deferred offering costs	—	—	1,085
Other stock-related compensation expense	3,901	3,585	25,308
Depreciation and amortization	2,472	2,828	11,429
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	457	—	(83)
Prepaid expenses and other current assets	(1,825)	(380)	(1,828)
Other assets	50	1	(14)
Accounts payable	(663)	(1,584)	1,389
Accrued expenses	2,885	(1,636)	6,174
Deferred revenue	(457)	—	—

Net cash used in operating activities	(41,151)	(41,969)	(220,156)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(5,586)
Advances issued to related parties	—	—	(1,630)
Purchases of marketable securities	(15,014)	(93,249)	(490,210)
Sales and maturities of marketable securities	28,149	114,624	490,210
Repayment of advances from related parties	—	—	1,630
Purchases of property and equipment	(1,484)	(894)	(10,558)

Net cash provided by (used in) investing activities	11,651	20,481	(16,144)

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock warrants, net	44,660	—	240,550
Proceeds from issuance of convertible preferred stock, net	—	39,961	39,961
Proceeds from exercise of stock options	39	2	817
Repurchase of common stock from officers	(290)	—	(290)
Proceeds from sale-leaseback of property and equipment	1,689	1,046	9,163
Payment of capital lease obligation	(1,946)	(1,528)	(5,375)
Payment of deferred offering costs	—	—	(187)

Net cash provided by financing activities	44,152	39,481	284,639

Net increase in cash and cash equivalents	14,652	17,993	48,339
Cash and cash equivalents at beginning of period	33,687	23,809	—

Cash and cash equivalents at end of period	$48,339	$41,802	$48,339

Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment under capital lease	$2,033	$1,046	$10,872
Convertible preferred stock beneficial conversion charge	58,585	—	58,585
Convertible preferred stock dividends	—	1,052	1,859
Conversion of preferred stock	41,820	—	41,820
Cash paid for interest	403	437	1,270

See accompanying notes to unaudited consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
(in thousands, except share amounts)
(unaudited)

							Deficit accumulated during the development stage
	Common stock					Accumulated other comprehensive income (loss)
			Additional paid-in capital	Deferred compensation	Stock subscription receivable			Total stockholders' equity (deficit)	Comprehensive loss
	Shares	Amount
Balance at inception	—	$—	$—	$—	$—	$—	$—	$—	$
Net loss	—	—	—	—	—	—	(78)	(78)		(78)

Balance at December 31, 2000	—	—	—	—	—	—	(78)	(78)		$(78)

Issuance of common shares to founders	5,100,000	1	1	—	—	—	—	2
Issuance of common shares	1,700,000	—	3,400	—	(225)	—	—	3,175
Issuance and remeasurement of stock options for services	—	—	120	(120)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	26	—	—	—	26
Net loss	—	—	—	—	—	—	(381)	(381)		(381)

Balance at December 31, 2001	6,800,000	1	3,521	(94)	(225)	—	(459)	2,744		$(381)

Issuance of common shares	3,563,059	—	38,635	—	—	—	—	38,635
Issuance of common stock and warrants for Principia	1,234,875	—	15,860	—	—	—	—	15,860
Proceeds from stock subscription	—	—	—	—	225	—	—	225
Issuance of common stock for licenses	96,111	—	1,042	—	—	—	—	1,042
Issuance of common stock for Diagon	786,463	—	8,525	—	—	—	—	8,525
Issuance and remeasurement of stock options for services	—	—	851	(851)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	274	—	—	—	274
Net loss	—	—	—	—	—	—	(36,154)	(36,154)		(36,154)

Balance at December 31, 2002	12,480,508	1	68,434	(671)	—	—	(36,613)	31,151		$(36,154)

Issuance of common shares, net	5,116,790	1	70,479	—	—	—	—	70,480
Amount due from stock subscription	—	—	500	—	(500)	—	—	—
Issuance of common stock for licenses	18,444	—	200	—	—	—	—	200
Exercise of stock warrants	143,869	—	288	—	—	—	—	288
Exercise of stock options	39,062	—	423	—	—	—	—	423
Modification of employee stock options	—	—	1,289	—	—	—	—	1,289
Issuance and remeasurement of stock options for services	—	—	2,541	(2,541)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	905	—	—	—	905
Unrealized gain on marketable securities	—	—	—	—	—	33	—	33		33
Net loss	—	—	—	—	—	—	(27,878)	(27,878)		(27,878)

Balance at December 31, 2003	17,798,673	$2	$144,154	$(2,307)	$(500)	$33	$(64,491)	$76,891		$(27,845)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss (Continued)
(in thousands, except share amounts)
(unaudited)

							Deficit accumulated during the development stage
	Common stock					Accumulated other comprehensive income (loss)
			Additional paid-in capital	Deferred compensation	Stock subscription receivable			Total stockholders' equity (deficit)	Comprehensive loss
	Shares	Amount
Issuance of common shares under stock subscription	187,500	$—	$2,493	$—	$500	$—	$—	$2,993	$
Issuance of common shares, net	3,999,996	—	79,900	—	—	—	—	79,900
Issuance of common stock in connection with acquisition	138,336	—	2,213	—	—	—	—	2,213
Issuance of restricted common shares	365,000	—	8,030	(8,030)	—	—	—	—
Issuance of stock options at less than fair value	—	—	471	(471)	—	—	—	—
Exercise of stock options	32,421	—	352	—	—	—	—	352
Exercise of stock warrants	28,773	—	58	—	—	—	—	58
Issuance and remeasurement of stock options for services	—	—	1,259	(1,259)	—	—	—	—
Compensation expense related to stock options for services	—	—	—	1,331	—	—	—	1,331
Compensation expense related to issuance of stock options and restricted stock below fair value	—	—	—	301	—	—	—	301
Unrealized loss on marketable securities	—	—	—	—	—	(149)	—	(149)		(149)
Net loss	—	—	—	—	—	—	(45,934)	(45,934)		(45,934)

Balance at December 31, 2004	22,550,699	2	238,930	(10,435)	—	(116)	(110,425)	117,956		$(46,083)

Issuance of restricted common shares	96,589	—	1,425	(1,425)	—	—	—	—
Forfeitures of restricted common shares	(40,000)	—	(881)	743	—	—	—	(138)
Exercise of stock warrants	67,138	—	134	—	—	—	—	134
Issuance of stock options for services	—	—	201	(201)	—	—	—	—
Forfeitures of stock options for services	—	—	(329)	329	—	—	—	—
Remeasurement of stock options for services	—	—	(451)	451	—	—	—	—
Compensation expense related to stock options for services	—	—	—	1,142	—	—	—	1,142
Compensation expense related to issuance of stock options and restricted stock below fair value	—	—	—	2,171	—	—	—	2,171
Unrealized gains on marketable securities	—	—	—	—	—	75	—	75		75
Net loss	—	—	—	—	—	—	(68,863)	(68,863)		(68,863)

Balance at December 31, 2005	22,674,426	2	239,029	(7,225)	—	(41)	(179,288)	52,477		$(68,788)

Eliminate deferred stock compensation	—	—	(7,225)	7,225	—	—	—	—
Convertible preferred stock dividends	—	—	(1,859)	—	—	—	—	(1,859)
Forfeitures of restricted common shares	(127,500)	—	—	—	—	—	—	—
Issuance of common shares for services	4,875	—	69	—	—	—	—	69
Issuance of restricted common shares	12,142	—	—	—	—	—	—	—
Exercise of stock options	125	—	2	—	—	—	—	2
Compensation expense related to stock options for services	—	—	4,791	—	—	—	—	4,791
Unrealized gains on marketable securities	—	—	—	—	—	43	—	43		43
Net loss	—	—	—	—	—	—	(57,270)	(57,270)		(57,270)

Balance at December 31, 2006	22,564,068	$2	$234,807	$—	$—	$2	$(236,558)	$(1,747)		$(57,227)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.
(A Development-Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss (Continued)
(in thousands, except share amounts)
(unaudited)

					Deficit accumulated during the development stage
	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital			Total stockholders' equity (deficit)	Comprehensive loss
	Shares	Amount
Issuance of common shares in IPO, net	5,000,000	$—	$44,660	$—	$—	$44,660	$
Conversion of convertible preferred stock	6,278,765	1	41,819	—	—	41,820
Issuance of restricted common shares	15,661	—	—	—	—	—
Repurchase of previously restricted common shares	(29,046)	—	(290)	—	—	(290)
Exercise stock options	2,750	—	39	—	—	39
Compensation expense related to stock options for services	—	—	3,901	—	—	3,901
Reclassification of vested stock options granted to non-employee consultants to liabilities	—	—	(1,340)	—	—	(1,340)
Unrealized gains on marketable securities	—	—	—	(2)	—	(2)		(2)
Net loss	—	—	—	—	(47,971)	(47,971)		(47,971)

Balance at September 30, 2007	33,832,198	$3	$323,596	$—	$(284,529)	$39,070		$(47,973)

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

(2)    Summary of Significant Accounting Policies

  Basis of Presentation

        Since its inception, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development-Stage Enterprises. Beginning in the fourth quarter of 2007, the Company will no longer be required to report under SFAS No. 7 when it begins to recognize revenue under its collaborative development, commercialization and license agreement with GlaxoSmithKline (GSK) entered into in October 2007. (See Note 9.)

        The accompanying interim balance sheet as of September 30, 2007, the consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2007 and 2006 and the period from inception (March 10, 2000) through September 30, 2007, and the statement of stockholders' equity (deficit) for the period from inception (March 10, 2000) through September 30, 2007 are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2006.

        In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting solely of normal recurring adjustments and accruals necessary for the fair presentation of the Company's financial position at September 30, 2007 and its results of operations and cash flows for the three months and nine months ended September 30, 2007 and 2006 and the period from inception (March 10, 2000) through September 30, 2007. The results for the three months and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007 or subsequent interim periods.

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

  Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)) using the modified prospective method of transition for employee stock option awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the three months and nine months ended September 30, 2007 and 2006 includes: (a) compensation costs related to the vesting of employee stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) adjusted for estimated forfeitures, (b) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (c) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123(R).

        The Company uses the Black-Scholes option pricing model as the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public companies similar in size and value to the Company. The Company will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options vesting in the three months and nine months ended September 30, 2007 and 2006. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding. Since January 1, 2006, the Company has used the simplified method for determining the expected lives of options.

        For the three months and nine months ended September 30, 2007 and 2006, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,		Period from inception (March 10, 2000) through September 30,
	2007	2006	2007	2006	2007
Risk-free interest rate	4.51%	4.80%	4.64%	4.63%	3.82%
Expected life in years	6.25	6.25	6.25	6.25	5.43
Volatility	75%	75%	75%	75%	35%
Expected dividend yield	—	—	—	—	—
Weighted average grant-date fair value	$5.20	$9.83	$6.14	$9.80	$5.47

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

        Certain of the Company's options granted to non-employees that are fully vested and no longer subject to a performance requirement are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in April 2007 following the registration of stock options under Form S-8, using the Black-Scholes model. As of September 30, 2007, a liability of $1,340,000 was reflected in the balance sheet as other current liabilities. The fair value of the award is re-measured at each financial statement reporting date until the options are exercised or expire. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of September 30, 2007, vested stock options to acquire 345,085 shares of common stock held by non-employee consultants remained unexercised.

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation expense for the three months ended September 30,		Stock compensation expense for the nine months ended September 30,		Unrecognized stock compensation expense as of September 30,
	2007	2006	2007	2006	2007
Employee stock options	$1,035	$734	$2,980	$2,067	$10,588
Repriced employee stock options	36	42	105	368	184
Employee options issued below fair value	2	5	7	16	22
Non-employee stock options	(491)	58	(447)	214	93
Restricted stock	412	419	1,256	920	3,427

	$994	$1,258	$3,901	$3,585	$14,314

        There was no income tax benefit related to the Company's stock-based compensation arrangements for employees and non-employee awards and unrecognized stock-based compensation expense will be recognized over a weighted average period of 4.4 years.

        Stock-based compensation expense is allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development	$704	$942	$2,863	$2,619
General and administrative	290	316	1,038	966

Total	$994	$1,258	$3,901	$3,585

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

	September 30,
	2007	2006
Common stock options	3,946,522	3,119,706
Unvested restricted stock	166,748	285,000

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

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007
	Cost	Unrealized gains	Unrealized losses	Fair value
		(in thousands)
Cash and cash equivalents:
Cash and money market funds	$48,339	$—	$—	$48,339
Marketable securities:
Corporate bonds:
Due within 1 year	—	—	—	—

Total cash and cash equivalents and marketable securities	$48,339	$—	$—	$48,339

	December 31, 2006
	Cost	Unrealized gains	Unrealized losses	Fair value
		(in thousands)
Cash and cash equivalents:
Cash and money market funds	$33,687	$—	$—	$33,687
Marketable securities:
Corporate bonds:
Due within 1 year	13,135	2	—	13,137

Total cash and cash equivalents and marketable securities	$46,822	$2	$—	$46,824

(4) Property and Equipment

        Property and equipment consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Laboratory equipment	$10,096	$8,724
Leasehold improvements	4,103	3,854
Computers and software	1,076	1,042
Furniture and fixtures	791	677

	16,066	14,297
Less accumulated depreciation and amortization	(10,645)	(8,230)

	$5,421	$6,067

        Depreciation and amortization expenses of property and equipment were approximately $2,472,000, $2,828,000 and $11,429,000 for the nine months ended September 30, 2007 and 2006 and the period from inception (March 10, 2000) through September 30, 2007, respectively.

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

  Initial Public Offering

        In February 2007, the Company raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of its common stock in the IPO at $10.00 per share. The net offering proceeds after deducting approximately $5.3 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $44.7 million. As of December 31, 2006, the Company had approximately $1.0 million in deferred IPO costs related to this offering. All outstanding shares of the Company's Series A convertible preferred stock and $1.9 million in accumulated dividends on the Series A convertible preferred stock were converted into 6,278,765 shares of common stock upon the completion of the IPO.

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

        As of September 30, 2007, the Company had options outstanding to purchase 2,829,461 shares of its common stock, had outstanding 155,000 restricted shares of common stock and had no shares available for future issuance under the 2001 Stock Option Plan.

        As of September 30, 2007, the Company had options outstanding to purchase 1,042,061 shares of its common stock, had outstanding 11,748 restricted shares of common stock and had available 1,430,136 shares available for future issuance under the 2006 Stock Option Plan.

        As of September 30, 2007, the Company had options outstanding to purchase 75,000 shares of its common stock that were granted outside of the 2001 Stock Plan and 2006 Stock Plan.

  General Option Information

        The following table summarizes stock option activity during the nine months ended September 30, 2007:

	Shares available for Grant	Options	Weighted average exercise price of options under plan
Outstanding at January 1, 2007	2,326,358	3,044,343	$11.90
Granted	(1,052,359)	1,036,698	8.86
Exercised	—	(2,750)	14.00
Cancelled(1)	62,387	(131,769)	11.38
Additional shares reserved(2)	93,750	—	—

Outstanding at September 30, 2007	1,430,136	3,946,522	$11.11

Exercisable at September 30, 2007		2,423,626	$11.36

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

        Included in the Company's stock options outstanding at September 30, 2007 are 368,430 options issued to non-employee consultants with a weighted average exercise price of $8.45 of which 345,085 are vested. The weighted average period over which $93,000 of unrecognized compensation expense is expected to be recognized is 3.7 years. The following table summarizes information about outstanding and exercisable stock options at September 30, 2007:

	Options Outstanding				Options Exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value
$ 2.00	164,762	4.16	$2.00	$757,905	164,762	4.16	$2.00	$757,905
6.07-8.75	771,574	9.47	8.57	—	—	—	—	—
10.00-10.84	1,603,843	5.84	10.74	—	1,401,106	5.33	10.84	—
14.00	1,406,343	7.61	14.00	—	857,758	7.29	14.00	—

	3,946,522	7.11	$11.11	$757,905	2,423,626	5.94	$11.36	$757,905

  Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers, other employees and non-employee directors. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at September 30, 2007 was $3,427,000. The weighted average period over which the balance is expected to be recognized is 1.4 years. Vesting may accelerate upon the U.S. Food and Drug Administration's approval of the Company's first New Drug Application.

  General Restricted Shares Information

        The following table summarizes restricted stock activity during the nine months ended September 30, 2007:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2007	291,073	$21.15
Granted	15,661	8.30
Vested	(139,986)	21.27
Cancelled	—	—

Outstanding at September 30, 2007	166,748	$19.84

        In January 2007, the Company repurchased 29,046 shares of its previously restricted common stock from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock. In June 2007, these treasury shares were retired.

(7) Accrued Expenses

        Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Contracted research costs	$3,205	$3,052
Compensation and benefits	2,201	1,196
Professional fees	2,156	1,451
Other	484	428

	$8,046	$6,127

(8) Related-Party Transactions

  Consulting Agreements and Agreement and Release

        The Company paid its scientific founder, who is also a member of its Board of Directors, fees under a consulting agreement and installment payments related to an Agreement and Release. In March 2007, the Company amended the consulting agreement to reduce the fee from $25,000 to $10,000 per month. The Company made payments of approximately $195,000 and $300,000 in the nine months ended September 30, 2007 and 2006, respectively, in connection with both of these agreements.

(9) Subsequent Events

  Collaborative Development, Commercialization and License Agreement

        In October 2007, the Company and GlaxoSmithKline ("GSK") entered into a collaborative development, commercialization and license agreement for elesclomol, a novel, small-molecule anti-cancer agent. Under the terms of the agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, the Company will receive a non-refundable upfront cash payment of $80 million. The Company is also eligible to receive potential pre-commercial milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $135 million are related to the development in metastatic melanoma and $450 million are related to the development of elesclomol in other cancer indications. In addition, the Company is eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. The Company will take the lead role and fund, up to a specified amount, all activities related to seeking FDA approval of elesclomol for the treatment of metastatic melanoma. The Company will also fund early clinical development of elesclomol in two other cancer indications. All other worldwide development costs will be shared, with the Company responsible for a modest proportion of those costs. In the United States, the Company's share of the operating profits from the commercialization and sales of elesclomol will be 40-50%, with the percentage increasing as the level of annual sales increases. Outside of the United States, the Company will receive double-digit tiered royalties. Under the agreement, GSK may, subject to the agreement of the Company, purchase up to $45 million of the Company's common stock in two separate tranches upon the achievement of specified development and regulatory milestones. In the first tranche, GSK would be obligated to buy $25 million of the Company's common stock at the sole discretion of the Company. The second tranche of $20 million of common stock would be subject to the agreement of both the Company and GSK. The per share purchase price under each tranche would be at a specified premium. GSK may terminate the agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of an elesclomol product and upon not less than six months' written notice at any time on and after such date, in which case GSK may be obligated in certain circumstances to make additional payments to the Company. The agreement was subject to the Hart-Scott-Rodino Act and has received clearance by the U.S. government.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading "Risk Factors". These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

        We are a biopharmaceutical company focused on discovering, developing and commercializing small molecule drugs that address severe medical conditions with large potential markets, including cancer and chronic inflammatory diseases. We have three drug candidates in clinical trials, one drug candidate in preclinical studies, and one program undergoing lead optimization. In September 2006, we announced positive results for our most advanced drug candidate, elesclomol (formerly STA-4783), in a Phase 2b clinical trial in patients with metastatic melanoma. Based on these positive results, we initiated the SYMMETRYSM trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, in the third quarter of 2007. We received a letter from the FDA responding to our application for a Special Protocol Assessment, or SPA, of our SYMMETRY trial. The SPA process provides for a written agreement between the trial's sponsor and the FDA that the design and planned analyses of the clinical trial can be used in support of regulatory approval. The FDA letter stated that the FDA has completed its review of our SPA application and has determined that the design and planned analysis of our study adequately address the objectives necessary to support a regulatory submission. In October 2007, we announced our collaborative development, commercialization and license agreement with GlaxoSmithKline ("GSK") for elesclomol. In addition, we expect to initiate clinical trials of elesclomol in other cancer types. For our second clinical-stage drug candidate, apilimod, we are currently conducting a Phase 2a clinical trial in patients with rheumatoid arthritis and sponsoring a Phase 2a clinical trial in patients with common variable immunodeficiency, or CVID. For our third clinical-stage drug candidate, STA-9090, we filed an investigational new drug application, or IND, in the third quarter of 2007 and initiated a Phase 1 clinical trial in the fourth quarter of 2007. Our next most advanced drug candidate, STA-9584, is currently in preclinical development. Our CRAC ion channel inhibitor program is currently in the lead optimization stage. All of our drug candidates were discovered and developed internally, using our unique chemical compound library, and the chemistry, biology, and pharmaceutical development assets and capabilities built over the combined history of Synta and its predecessor companies. Except for our collaborative development, commercialization and license agreement with GSK for elesclomol, we have retained all rights to all of our drug candidates and programs across all geographic markets and therapeutic indications.

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

        Since our inception, we have had no revenues from product sales. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock and $44.7 million in net proceeds from our initial public offering, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $281.3 million through September 30, 2007.

        In February 2007, we raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock in an initial public offering ("IPO") at $10.00 per share. The net offering proceeds to us after deducting approximately $5.3 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $44.7 million. All outstanding shares of our Series A convertible preferred stock and $1.9 million in accumulated dividends on the Series A convertible preferred stock were converted into 6,278,765 shares of common stock upon the completion of the IPO. In accordance with Emerging Issues Task Force, or EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recorded a non-cash beneficial conversion charge of approximately $58.6 million in February 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock.

        In October 2007, we and GSK entered into a collaborative development, commercialization and license agreement for elesclomol, a novel, small-molecule anti-cancer agent. Under the terms of the agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, we will receive a non-refundable upfront cash payment of $80 million. We are also eligible to receive potential pre-commercial milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $135 million are related to the development in metastatic melanoma and up to $450 million are related to the development of elesclomol in other cancer indications. In addition, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. We will take the lead role and fund, up to a specified amount, all activities related to seeking FDA approval of elesclomol for the treatment of metastatic melanoma. We will also fund early clinical development of elesclomol in two other cancer indications. All other worldwide development costs will be shared, with us responsible for a modest proportion of those costs. In the United States, our share of the operating profits and losses from the commercialization and sales of elesclomol will be 40-50%, with the percentage increasing as the level of annual sales increases. Outside of the United States, we will receive double-digit tiered royalties. Under the agreement, GSK may, subject to our agreement, purchase up to $45 million of our common stock in two separate tranches upon the achievement of specified development and regulatory milestones. In the first tranche, GSK would be obligated to buy $25 million of our common stock at our sole discretion. The second tranche of $20 million of common stock would be subject to the agreement of both us and GSK. The per share purchase price under each tranche would be at a specified premium. GSK may terminate the agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of an elesclomol product and upon not less than six months' written notice at any time on and after such date, in which case GSK may be obligated in certain circumstances to make additional payments to us. The agreement was subject to the Hart-Scott-Rodino Act and has received clearance by the U.S. government.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates and to the acquisitions of Principia and Diagon. We have never been profitable and, as of September 30, 2007, we had an accumulated deficit of $284.5 million. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue operating as a public company. We will need to generate significant revenues to achieve profitability and may never do so.

Financial Operations Overview

  Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue for the foreseeable future. Since our inception, we have recognized $1.5 million of revenue, which was derived entirely from government grants. We will seek to generate revenue from product sales and from future collaborative or strategic relationships, which could include research and development, milestone payments, profit sharing and royalties. In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for our lead drug candidate, elesclomol. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received under the agreement with GSK and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

  Research and Development

        Research and development expense consists of costs incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates. From inception through September 30, 2007, we incurred research and development expense in the aggregate of $219.1 million. We charge all research and development expenses to operations as incurred.

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

        For the periods indicated below, research and development expenses for our clinical-stage drug candidates, elesclomol, apilimod, and STA-9090 and our other early-stage and discontinued programs were as follows (in millions):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Elesclomol	$7.3	$2.2	$23.3	$4.6
Apilimod	0.3	3.5	1.3	16.5
STA-9090	1.2	3.9	5.6	10.3
Early-stage and discontinued programs	2.7	3.0	8.5	8.6

Total	$11.5	$12.6	$38.7	$40.0

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

        Despite this uncertainty, however, our development strategy for our lead clinical-stage drug candidate, elesclomol, is currently based on a number of assumptions that allow us to make broad estimates of certain clinical trial expenses. We initiated the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, in the third quarter of 2007, and we expect the remaining costs necessary for the NDA submission, including the cost of the clinical trial, clinical drug supplies, registration manufacturing and regulatory activities necessary to compile the NDA submission, together with the costs of related nonclinical toxicology and other testing to support the trial, will be in the range of $60 million to $70 million. We do not expect to receive regulatory approval of any of our drug candidates until 2009 at the earliest, if at all.

        Beyond our three lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

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

        We recorded an in-process research and development charge of $13.9 million as a result of the Principia acquisition, principally comprised of an $8.7 million charge related to elesclomol and a $3.7 million charge related to apilimod. The discount rates applied in the valuations ranged from 30% to 40%.

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

  Convertible Preferred Stock Dividends

        Convertible preferred stock dividends consist of cumulative but undeclared dividends that were payable on our Series A convertible preferred stock. The Series A convertible preferred stock accrued dividends at 8% per year. For the year ended December 31, 2006, dividends recorded with respect to the Series A convertible preferred stock totaled $1.9 million. All outstanding shares of our Series A convertible preferred stock and the $1.9 million in accumulated dividends were converted into 6,278,765 shares of our common stock upon completion of the IPO in February 2007. There were no dividends recorded with respect to the Series A convertible preferred stock in the nine months ended September 30, 2007.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months and nine months ended September 30, 2007 and 2006, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

        With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months and nine months ended September 30, 2007 and 2006, respectively.

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

  Stock-Based Compensation

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R, for stock-based awards to employees, using the modified prospective method of transition for awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the year ended December 31, 2006 includes: (1) compensation costs related to the vesting of stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS 123 adjusted for estimated forfeitures, (2) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (3) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123R.

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

        Certain of the Company's options granted to non-employees that are fully vested and no longer subject to a performance requirement are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in April 2007 following the registration of stock options under Form S-8, using the Black-Scholes model. As of September 30, 2007, a liability of $1,340,000 was reflected in the balance sheet as other current liabilities. The fair value of the award is re-measured at each financial statement reporting date until the options are exercised or expire. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of September 30, 2007, vested stock options to acquire 345,085 shares of common stock held by non-employee consultants remained unexercised.

        Our net loss for the three months and nine months ended September 30, 2007 and 2006 includes $1.0 million, $1.3 million, $3.9 million and $3.6 million, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of September 30, 2007, the total amount of unrecognized stock-based compensation expense is $14.3 million, which will be recognized over a weighted average period of 4.4 years.

Consolidated Results of Operations

  Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

        Revenue.    There were no revenues for the three months ended September 30, 2007 and 2006.

        Research and development.    Research and development expense decreased to $11.5 million in the three months ended September 30, 2007 from $12.6 million in the three months ended September 30, 2006. This decrease principally resulted from decreases of $1.9 million in external costs for clinical trials, animal studies and other preclinical testing, clinical product manufacturing, and consulting, and $0.2 million in stock-based compensation, offset by an increase of $1.0 million for personnel costs, related research supplies and operational overhead. In the three months ended September 30, 2007, external costs incurred under our elesclomol program increased by $2.2 million over the same period in 2006, principally due to start-up expenses incurred in connection with the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, which was initiated in the third quarter of 2007. In the three months ended September 30, 2007, external costs incurred in connection with apilimod for the treatment of Crohn's disease decreased by $1.3 million over the same period in 2006, as the Phase 2b clinical trial was terminated in June 2006. In addition, external costs incurred in the three months ended September 30, 2007 in connection with the pre-clinical development of STA-9090 decreased by $1.6 million over the same period in 2006, as an IND for STA-9090 was filed in the third quarter of 2007, and the program advanced from the pre-clinical stage into clinical development.

        General and administrative.    General and administrative expense increased to $3.9 million in the three months ended September 30, 2007 from $2.0 million in the three months ended September 30, 2006. This increase principally resulted from increases of $0.4 million for personnel costs and related overhead in connection with increased headcount and $1.5 million in external professional fees, including investor and medical community relations, public-company reporting requirements, intellectual property and general legal fees, and increased director and officer insurance premiums.

        Investment income, net.    Net investment income decreased to $0.5 million in the three months ended September 30, 2007 from $0.7 million in the three months ended September 30, 2006.

        Net loss.    Net loss for the three months ended September 30, 2007 increased to $14.9 million from $13.9 million for the three months ended September 30, 2006. Basic and diluted net loss per share attributable to common stockholders decreased to $0.45 for the three months ended September 30, 2007 from $0.66 for the three months ended September 30, 2006, principally due to an increase in the number of weighted average common shares outstanding resulting from the sale of 5,000,000 shares of common stock and the conversion of the Series A preferred stock and accumulated dividends into 6,278,765 shares of common stock in connection with the IPO.

  Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

        Revenue.    There were no revenues for the nine months ended September 30, 2007 and 2006.

        Research and development.    Research and development expense decreased to $38.7 million in the nine months ended September 30, 2007 from $40.0 million in the nine months ended September 30, 2006. This decrease principally resulted from a decrease of $3.6 million in external costs for clinical trials, animal studies and other preclinical testing, clinical product manufacturing, and consulting, offset by increases of $2.1 million for personnel costs, related research supplies and operational overhead, and $0.2 million in stock-based compensation. In the nine months ended September 30, 2007, external costs incurred under our elesclomol program increased by $7.0 million over the same period in 2006, principally due to start-up expenses incurred in connection with the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, which was initiated in the third quarter of 2007. In the nine months ended September 30, 2007, external costs incurred in connection with apilimod for the treatment of Crohn's disease decreased by $7.8 million over the same period in 2006, as the Phase 2b clinical trial was terminated in June 2006. In addition, external costs incurred in the nine months ended September 30, 2007 in connection with the pre-clinical development of STA-9090 decreased by $2.0 million over the same period in 2006, as an IND for STA-9090 was filed in the third quarter of 2007, and the program advanced from the pre-clinical stage into clinical development.

        General and administrative.    General and administrative expense increased to $11.2 million in the nine months ended September 30, 2007 from $6.1 million in the nine months ended September 30, 2006. This increase principally resulted from increases of $1.6 million for personnel costs and related overhead in connection with increased headcount, $3.4 million in external professional fees, including investor and medical community relations, public-company reporting requirements, intellectual property and general legal fees, and increased director and officer insurance premiums, and $0.1 million in stock-based compensation.

        Investment income, net.    Net investment income increased to $1.9 million in the nine months ended September 30, 2007 from $1.4 million in the nine months ended September 30, 2006. The increase in investment income was principally due to the higher average investment balance resulting from net cash proceeds of $44.7 million raised from the sale of our common stock in the IPO in February 2007.

        Net loss.    Net loss for the nine months ended September 30, 2007 increased to $48.0 million from $44.8 million for the nine months ended September 30, 2006. Basic and diluted net loss per share attributable to common stockholders increased to $3.35 for the nine months ended September 30, 2007 from $2.06 for the nine months ended September 30, 2006. The increase was principally due to the non-cash beneficial conversion charge of approximately $58.6 million that was recognized in February 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock that converted into common stock upon the completion of the IPO in February 2007, offset in part by an increase in the number of weighted average common shares outstanding resulting from the sale of 5,000,000 shares of common stock and the conversion of the Series A preferred stock and accumulated dividends into 6,278,765 shares of common stock in connection with the IPO.

Liquidity and Capital Resources

  Sources of Liquidity

        We have incurred significant operating losses since our inception. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock and

$44.7 million in net proceeds from the IPO, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $281.3 million through September 30, 2007. We have also generated funds from government grant revenues, equipment lease financings and investment income.

        As of September 30, 2007, we had cash, cash equivalents and marketable securities of $48.3 million, an increase of $1.5 million from $46.8 million as of December 31, 2006. This increase principally reflects $44.7 million of net proceeds from our IPO and our net loss of $48.0 million during the nine months ended September 30, 2007, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in working capital. Our funds are currently invested in money-market funds.

        In October 2007, we and GSK entered into a collaborative development, commercialization and license agreement for elesclomol, a novel, small-molecule anti-cancer agent. Pursuant to the agreement, we will receive a non-refundable upfront cash payment of $80 million. We are also eligible to receive potential pre-commercial milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $135 million are related to the development in metastatic melanoma and up to $450 million are related to the development of elesclomol in other cancer indications. In addition, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. Based on our current operating plans, we expect to receive between $40 million and $50 million in operational progress milestone payments in 2008.

        Under our equipment lease agreement, we may periodically directly lease, or sell and lease back up to a maximum outstanding balance of $6.0 million of equipment and leasehold improvements. In June 2007, this agreement was extended through May 31, 2008. As of September 30, 2007, approximately $1.1 million was available under this revolving lease line for future property and equipment expenditures.

  Cash Flows

        The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2007 and 2006 (in thousands).

	2007	2006
Cash provided by (used in):
Operating activities	$(41,151)	$(41,969)
Investing activities	11,651	20,481
Financing activities	44,152	39,481
Capital expenditures (included in investing activities above)	(1,484)	(894)

        Our operating activities used cash of $41.2 million and $42.0 million in the nine months ended September 30, 2007 and 2006, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        Our investing activities provided cash of $11.6 million and $20.5 million in the nine months ended September 30, 2007 and 2006, respectively. Our investing activities in the nine months ended September 30, 2007 included sales and maturities of marketable securities in our investment portfolio in the amount of $28.1 million, offset by the purchases of marketable securities in the amount of $15.0 million and purchases of property and equipment in the amount of $1.5 million. Our investing activities in the nine months ended September 30, 2006 included sales and maturities of marketable securities in our investment portfolio in the amount of $114.6 million, offset by the purchases of marketable securities in the amount of $93.2 million and purchases of property and equipment in the amount of $0.9 million.

        Our financing activities provided $44.2 million and $39.5 million in the nine months ended September 30, 2007 and 2006, respectively. In February 2007, we raised net cash proceeds of $44.7 million from the sale of 5,000,000 shares of common stock in the IPO. In June 2006, we raised gross proceeds of $40.0 million from the sale of 8,000,000 shares of our Series A convertible preferred stock. We raised $1.7 million and $1.0 million in proceeds from the sale and lease-back of property and equipment in the nine months ended September 30, 2007 and 2006, respectively. We repaid $1.9 million and $1.5 million in capital equipment leases in the nine months ended September 30, 2007 and 2006, respectively. In January 2007, we repurchased 29,046 shares of our previously restricted common stock in the amount of $0.3 million from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock.

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

  Funding Requirements

        We expect to incur substantial expenses and generate significant operating losses as we continue to advance our drug candidates into preclinical studies and clinical trials and as we:

  •
  complete the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, that was initiated in the third quarter of 2007, and initiate Phase 2 clinical trials of elesclomol in other cancer types;

  •
  begin to perform and fund pre-commercialization activities, and establish sales and marketing functions and commercial manufacturing arrangements for elesclomol, consistent with our obligations under our agreement with GSK;

  •
  complete the current Phase 2a clinical trials of apilimod for the treatment of rheumatoid arthritis and CVID, and possibly initiate Phase 2 clinical trials of apilimod in other inflammatory disease indications;

  •
  initiate additional Phase 3 clinical trials of elesclomol in other cancer types and one or more Phase 3 clinical trials of apilimod, if supported by Phase 2 results;

  •
  complete a Phase 1 clinical trial of STA-9090 that was initiated in the fourth quarter of 2007, and initiate any additional clinical trials, if supported by Phase 1 results;

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

        Our funding requirements will depend on a number of factors, including:

  •
  the progress of our research and development programs, including the completion of preclinical studies and clinical trials for our current drug candidates and the results from these studies and trials;

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

  •
  our ability to establish and maintain collaborative arrangements, including our agreement with GSK;

  •
  the potential in-licensing of other products or technologies or the acquisition of complementary businesses;

  •
  the cost of manufacturing, marketing and sales activities, if any; and

  •
  the timing, receipt and amount of revenue, if any, from our drug candidates.

        We do not anticipate that we will generate product revenue for the next several years. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Based on our current operating plans, we expect our existing funds, together with the $80 million upfront non-refundable cash payment from GSK, will be sufficient to fund operations through at least 2008. Payment to us by GSK of milestones for our operational progress and achievement of certain success criteria leading to the approval by the FDA of elesclomol for the treatment of metastatic melanoma could extend the Company's cash availability, as could payments of milestones in connection with the development of elesclomol in other cancer indications and achievement of certain net sales thresholds. Based on our current operating plans, we expect to receive between $40 million and $50 million in operational progress milestone payments, under our agreement with GSK, in 2008. However, we may require significant additional funds earlier than we currently expect to conduct additional clinical trials and seek regulatory approval of our drug candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

        In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 7-03, which provides guidance for upfront payments related to goods and services of research and development costs. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating EITF 7-03 and the impact that it may have on our results of operations or financial position.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading "Risk Factors."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk related to changes in interest rates. As of September 30, 2007, we had cash, cash equivalents and marketable securities of $48.3 million consisting of cash and highly liquid, short-term investments. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, we estimate that the fair value of our investments will decline by an immaterial amount, and therefore, our exposure to interest rate changes is not significant.

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

Item 1A.    Risk Factors.

        The disclosure contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is replaced and superseded by the following:

        If any of the following risks occurs, our business, business prospects, financial condition, results of operations, or cash flows could be materially harmed.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never reach profitability.

        Since inception we have incurred significant operating losses and, as of September 30, 2007, we had an accumulated deficit of $284.5 million, which includes research and development expense of $219.1 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses will increase substantially in the foreseeable future as we:

  •
  complete the SYMMETRY trial, our pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma that was initiated in the third quarter of 2007 and initiate Phase 2 clinical trials of elesclomol in additional cancer types;

  •
  begin to perform and fund pre-commercialization activities, and establish sales and marketing functions and commercial manufacturing arrangements for elesclomol, consistent with our obligations under the GSK agreement;

  •
  complete the current Phase 2a clinical trials of apilimod for the treatment of rheumatoid arthritis and CVID, and possibly initiate Phase 2 clinical trials of apilimod in additional inflammatory disease indications;

  •
  initiate additional Phase 3 clinical trials of elesclomol and one or more Phase 3 clinical trials of apilimod, if supported by Phase 2 results;

  •
  complete a Phase 1 clinical trial of STA-9090 that was initiated in the fourth quarter of 2007, and initiate any additional clinical trials, if supported by Phase 1 results;

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

        Although we have raised substantial capital to date, we may require additional capital in order to complete clinical development and commercialize our drug candidates, elesclomol, apilimod, STA-9090, and STA-9584, and to conduct the research and development and clinical and regulatory activities necessary to bring other drug candidates to market. We initiated the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, in the third quarter of 2007, and we expect the remaining costs necessary for the NDA submission, including the cost of the clinical trial, clinical drug supplies, registration manufacturing and regulatory activities necessary to compile the NDA submission, together with the costs of related nonclinical toxicology and other testing to support the trial, will be in the range of $60 million to $70 million. We may not have sufficient capital, however, to fully fund certain other activities, including activities related to the continued clinical development of our other lead drug candidates and advancement of our other programs. Our future capital requirements will depend on many factors that are currently unknown to us, including:

  •
  our ability to fulfill our obligations and otherwise maintain our agreement with GSK;

  •
  the progress and results of the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma that was initiated in the third quarter of 2007;

  •
  the progress and results of any additional Phase 2 clinical trials of elesclomol in other cancer types we may initiate;

  •
  the costs of performing and funding pre-commercialization activities, and establishing sales and marketing functions and commercial manufacturing arrangements for elesclomol, consistent with our obligations under our agreement with GSK;

  •
  the progress and results of the current Phase 2a clinical trials of apilimod for the treatment of rheumatoid arthritis and CVID and any future Phase 2 clinical trials we may initiate for other inflammatory disease indications;

  •
  the progress and results of, any additional Phase 3 clinical trials of elesclomol in other cancer types and any Phase 3 clinical trials of apilimod we may initiate in the future based on the results of Phase 2 clinical trials;

  •
  the progress and results of our Phase 1 clinical trial of STA-9090 initiated in the fourth quarter of 2007, and any additional clinical trials we may initiate in the future based on the results of the Phase 1 clinical trial;

  •
  the results of our preclinical studies and testing of STA-9584 and our CRAC ion channel inhibitor program, and our decision to initiate clinical trials, if supported by the preclinical results;

  •
  the costs, timing, and outcome of regulatory review of elesclomol, apilimod, STA-9090 and our preclinical drug candidates;

  •
  the scope, progress, results, and cost of preclinical development, clinical trials, and regulatory review of any new drug candidates we may discover or acquire;

  •
  the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;

  •
  our ability to establish additional strategic collaborations and licensing or other arrangements on terms favorable to us;

  •
  the costs to satisfy our obligations under potential future collaborations; and

  •
  the timing, receipt, and amount of sales or royalties, if any, from elesclomol, apilimod, STA-9090, STA-9584, and our other potential products.

        Our funding requirements will depend on a number of factors, including:

  •
  the progress of our research and development programs, including the completion of preclinical studies and clinical trials for our current drug candidates and the results from these studies and trials;

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

  •
  our ability to establish and maintain collaborative arrangements, including our agreement with GSK;

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

        There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to:

  •
  terminate, significantly modify or delay our research and development programs;

  •
  reduce our planned commercialization efforts; or

  •
  obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently.

        Based on our current operating plans, we expect our existing funds, together with the $80 million non-refundable upfront cash payment from GSK, will be sufficient to fund operations through at least 2008. Payment to us by GSK of milestones for our operational progress and achievement of certain positive clinical regulatory outcomes leading to the approval by the FDA of elesclomol for the treatment of metastatic melanoma could extend the Company's cash availability, as could payments of milestones in connection with the development of elesclomol in other cancer indications and achievement of certain net sales thresholds. Based on our current operating plans, we expect to receive between $40 million and $50 million in operational progress milestone payments, under our agreement with GSK, in 2008. However, our operating plans may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

        We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Pursuant to the terms of our collaboration with GSK, GSK may, subject to our agreement, purchase up to $45 million of our common stock in two separate tranches upon the future achievement of specified development and regulatory milestones. In the first tranche, GSK would be obligated at Synta's sole discretion to purchase $25 million of Synta's common stock. In the second tranche, which is subject to agreement by both GSK and Synta, GSK would purchase $20 million of Synta's common stock. The per share purchase price under each tranche is at a specified premium. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Our success is largely dependent on the success of our lead drug candidate, elesclomol, as well as our other drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        We have invested a significant portion of our time and financial resources in the development of our lead drug candidate, elesclomol, for the treatment of cancer. We have also invested a significant amount of time and financial resources in the development of our other drug candidates, apilimod, STA-9090 and STA-9584. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these drug candidates. The future success of these drug candidates will depend on several factors, including the following:

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

Many of these factors are beyond our control. Accordingly, there can be no assurance that we will ever be able to generate revenues through the sale of an approved product.

If we do not obtain the required regulatory approval, we will be unable to market and sell our drug candidates.

        Elesclomol, apilimod, STA-9090, STA-9584, and any other drug candidates we may discover or acquire and seek to commercialize are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the drug candidate. We initiated clinical development of elesclomol, apilimod and STA-9090 in 2002, 2003 and 2007, respectively, and thus far, these drug candidates have been studied in only a relatively small number of patients. We initiated the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, in the third quarter of 2007. Apilimod is currently in Phase 2a clinical trials for the treatment of rheumatoid arthritis and CVID. We initiated a Phase 1 clinical trial of STA-9090 in the fourth quarter of 2007. STA-9584 is in preclinical development.

        We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. In connection with the clinical trials of elesclomol, apilimod, STA-9090 and STA-9584 and any other drug candidate we may seek to develop in the future, we face risks that:

  •
  the drug candidate may not prove to be efficacious;

  •
  the dosing of the drug candidate in a particular clinical trial may not be at an optimal level (for example, we are uncertain whether the Phase 2 clinical trial results for elesclomol in sarcoma and non-small cell lung cancer and Phase 2 clinical trial results for apilimod in psoriasis and Crohn's disease were the result of suboptimal dosing amounts and/or dosing schedules);

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

We will need to demonstrate the safety and efficacy of elesclomol in one or more Phase 3 clinical trials in order to obtain FDA approval for use in the treatment of metastatic melanoma, and there can be no assurance that elesclomol will achieve positive results in further clinical testing.

        Positive results in early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development. Although our Phase 2b clinical trial of elesclomol for the treatment of metastatic melanoma achieved the primary endpoint of increasing progression-free survival, there can be no assurance that the SYMMETRY trial, our global, pivotal Phase 3 trial for the treatment of metastatic melanoma, will achieve positive results. A number of factors could contribute to a lack of positive results in the SYMMETRY trial. For example, in our Phase 2b clinical trial, the majority of patients had been treated with prior chemotherapy, whereas our SYMMETRY trial will enroll only patients who have received no prior treatment with chemotherapy. In addition, the clinical investigators involved in the Phase 2b clinical trial used their judgment to determine when a patient's melanoma had progressed, using the criteria defined in the trial protocol and, among other factors, either CT or magnetic resonance imaging scans of a patient's tumors. In our Phase 2b clinical trial, each clinical trial site determined when patients enrolled at the site experienced a progression of their melanoma. In some past clinical trials by other companies involving similar subjective judgments, it has been reported that the variation among clinical trial sites in determining progression contributed to positive results. In the SYMMETRY trial, we will use a single centralized radiological reading center to review all patient scans, which could cause the results of our SYMMETRY trial to differ from those observed in our Phase 2b clinical trial.

        Furthermore, although we did not identify any confounding factors in the Phase 2b clinical trial of elesclomol for the treatment of metastatic melanoma, we did not evaluate every factor that may have potentially influenced the trial results and can give no assurance that there were no such confounding factors. In the SYMMETRY trial, we will seek to stratify, or evenly allocate to each trial arm, patients having certain strong prognostic factors, such as elevated lactate dehydrogenase, or LDH, levels and liver metastases. However, we may not be able to effectively stratify all such prognostic factors evenly. Although we found that patients with elevated LDH and liver metastases were evenly distributed between the elesclomol plus paclitaxel arm and the paclitaxel control arm in our Phase 2b clinical trial, we noted that the M-grade distribution of patients was uneven. M-grade is a measure of disease progression that is generally viewed as a prognostic factor. In our Phase 2b clinical trial, 53% of the patients in the elesclomol plus paclitaxel group were classified by the clinical investigator as M1c, the most advanced stage of metastatic melanoma, compared to 75% in the paclitaxel alone group. However, we believe that M-grade distribution between the treatment and control arms did not impact the positive results of that trial. A statistical analysis that we conducted evaluating the impact of multiple variables, including LDH levels, liver metasteses and M-grade classification, showed that, firstly, investigator-reported M-grade was not a prognostic factor in this study, and secondly, that the M-grade distribution between the two arms did not contribute to the positive outcome of this clinical trial. Despite this analysis, we cannot provide complete assurance that the M-grade distribution did not have an impact on the Phase 2b trial results or that if evenly distributed in a future trial, that the clinical trial results would not be altered.

        If we do not receive positive results in our SYMMETRY trial, we may not be able to obtain regulatory approval or commercialize elesclomol for this indication and our development of elesclomol for other indications may be delayed or cancelled.

Even if our SYMMETRY trial of elesclomol for the treatment of metastatic melanoma achieves the primary endpoint of increasing progression-free survival, the FDA may not find the increase to be clinically meaningful or the FDA might still require us to establish an overall survival benefit prior to registration.

        The primary endpoint of our recently-completed Phase 2b clinical trial of elesclomol for treating metastatic melanoma was progression-free survival, and progression-free survival is also the primary endpoint of our global, pivotal Phase 3 SYMMETRY trial of elesclomol for the treatment of metastatic melanoma. Progression-free survival, which measures for each patient the time from assignment to a treatment group until the earlier of tumor progression or death, is an endpoint that the FDA and/or its Oncologic Drug Advisory Committee, or ODAC, have previously indicated may be acceptable for registration in melanoma and other cancer types in clinical trials by other companies. However, no therapy for the treatment of melanoma has been approved to date based on a progression-free survival endpoint. In our initial meeting and later discussions with the FDA on the design of our SYMMETRY trial for elesclomol, the FDA accepted our use of progression-free survival as the primary endpoint in this trial and overall survival, or OS, as the secondary endpoint, although the FDA noted that the magnitude of an increase in progression-free survival would need to be clinically meaningful in order to support approval of elesclomol based on the progression-free survival endpoint. We can give no assurances, however, that the FDA or any other regulatory body will not require a different primary endpoint, such as overall survival, or additional efficacy endpoints for registration. If the FDA requires a different or any additional efficacy endpoints, we may be required to conduct larger or longer Phase 3 clinical trials than currently planned to achieve a statistically significant result to enable approval of elesclomol for the treatment of metastatic melanoma.

        Further, we applied to the FDA for Special Protocol Assessment, or SPA, of the SYMMETRY trial of elesclomol for the treatment of metastatic melanoma. The Special Protocol Assessment process provides for a written agreement between the trial's sponsor and the FDA that the design and planned analyses of the clinical trial can be used in support of regulatory approval. Following discussions with the FDA, we received a response letter stating that the FDA has completed its review of our SPA application and has determined that the design and planned analyses of our study adequately address the objectives necessary to support a regulatory submission. However, the FDA is not obligated to approve elesclomol as a result of the SPA, even if the clinical outcome is positive. Therefore, we cannot provide assurance that positive results in the SYMMETRY trial will be sufficient for FDA approval of elesclomol.

        In addition, in order to detect a statistically significant result in our SYMMETRY trial for the primary endpoint of progression-free survival, we believe that we will need to enroll and evaluate between 250 and 300 patients. However, based on our communications with the FDA and our medical advisors, we intend to use overall survival as a secondary endpoint, and estimate that we will need to enroll approximately 630 patients to detect a statistically significant benefit in this endpoint. We plan to conduct a final analysis for the progression-free survival primary endpoint on the smaller number of patients needed to detect the statistically significant result after the clinical study is fully enrolled. Although we do not currently expect any delay in the availability of the progression-free survival results beyond that point, there can be no assurance that future discussions with the FDA will not result in further delay of the analysis or in the release of this data. In addition, even if the SYMMETRY trial shows statistically and clinically meaningful benefits in the progression-free survival primary endpoint, the FDA may decide to wait to review data relative to the overall survival secondary endpoint before considering elesclomol for approval. In our Phase 2b trial of elesclomol for metastatic melanoma, during a post-hoc analysis of patients as originally randomized, we noted trends toward an overall survival benefit for patients randomized to the elesclomol plus paclitaxel arm (median OS = 12.0 months) as compared to those patients randomized to the paclitaxel alone arm (median OS = 7.8 months), but the difference did not achieve statistical significance. Although we are encouraged by the increased overall survival trend we observed in our Phase 2b clinical trial of elesclomol for metastatic melanoma, we note that overall survival was not a pre-defined endpoint of that trial, the analysis we performed was not prospectively defined and the results might have been influenced by a number of confounding factors, including the cross-over design of the trial, prior treatments and further treatments received following treatment on our trial. We can give no assurance that we will obtain positive overall survival data in the SYMMETRY trial that are sufficient to achieve the secondary endpoint of the trial, or establish an overall survival benefit trend at all. If the FDA were to approve elesclomol based on the data from the progression-free survival endpoint and the results of the overall survival secondary endpoint are not positive, the FDA may limit the use of elesclomol or even withdraw it from the market.

If the FDA requires additional clinical data prior to registration, we may need to conduct more, larger or longer Phase 3 clinical trials than currently planned.

        Prior to approving a new drug, the FDA typically requires that the efficacy of the drug be demonstrated in two double-blind, controlled studies. In light of the unmet medical need in metastatic melanoma and the results of our Phase 2b clinical trial, we believe that we will be required to conduct only a single Phase 3 clinical trial of elesclomol. However, the FDA has indicated that the trial must provide compelling evidence of clinically meaningful benefit in order to warrant consideration for marketing approval, and the FDA has noted that a trial that is merely statistically positive may not provide sufficient evidence to support an NDA filing or approval of a drug candidate. If the FDA determines that the results of our SYMMETRY trial do not have a clinically meaningful benefit, or if the FDA requires us to conduct additional Phase 3 clinical trials of elesclomol prior to seeking approval, we will incur significant additional development costs and commercialization of elesclomol may be prevented or delayed.

If the current formulation and method of administering elesclomol is not commercially feasible, we may not be able to commercialize elesclomol without reformulation and conducting additional clinical trials.

        To date, all of our clinical trials have been conducted using the free acid form of elesclomol, which we intend to continue to use in our clinical trials planned for 2007, as well as in our initial commercial product. Because this free acid form of elesclomol is not water soluble, prior to administration, it must be dissolved in an organic solvent. In the completed Phase 2b clinical trial in metastatic melanoma, this was achieved by combining the elesclomol with a volume of organic solvent included in the paclitaxel solution and agitating the resulting mixture with a sonication machine for up to 45 minutes. Once the elesclomol was fully dissolved, the resulting solution was added to the remaining paclitaxel solution, and the combined elesclomol/paclitaxel solution was administered to the patient. We have improved the process for preparing the active pharmaceutical ingredient, or API, and drug product of elesclomol, such that elesclomol can now be dissolved in the paclitaxel solution without sonication. We believe these improved procedures replicate the results of the prior methods and are suitable for preparing drug product for clinical trials and commercialization. These improved procedures will be used in our SYMMETRY trial and any Phase 2 clinical trials that we may initiate in additional cancer indications using the free form of elesclomol. We have taken steps to ensure that the medical personnel responsible for formulating elesclomol are properly trained to carry out the new dissolution process. Although we believe that the changes in the procedures for preparing and dissolving elesclomol prior to administration will not affect the efficacy or pharmaceutical properties of the treatment, there can be no assurance that the results of future trials will not be affected by these changes. In addition, in order to use the free acid form of elesclomol with other oncology products, including taxanes other than paclitaxel, it must be dissolved in an organic solvent, which may cause additional toxicity due to the presence of the organic solvent.

        We have developed a water soluble salt form of elesclomol that does not need to be dissolved in an organic solvent and therefore may be used more easily with other oncology products. We intend to explore the use of this new salt form of elesclomol in future clinical trials in order to expand its potential use in combination with other chemotherapies, but it is also our intention to use the free acid form of elesclomol in certain currently planned clinical trials as well as in our initial commercial product. If the free acid form does not prove to be commercially feasible and we are required to commercialize the salt form of elesclomol, it will require additional formulation development efforts and clinical studies which would delay the commercialization of this drug candidate. Once the soluble salt form is available, we plan to conduct a pharmacokinetic "bridging study" to demonstrate bioequivalence between the new salt form and the former free acid form of elesclomol.

While we believe elesclomol may have applicability to a broad range of solid tumor cancers, including tumor types other than melanoma, our clinical trials of elesclomol in non-small cell lung cancer and soft tissue sarcoma have shown negative or inconclusive results.

        Based on our understanding of the mechanism of action and the preclinical activity we have seen with elesclomol, which included showing activity in a broad range of cancer types, we intend to conduct clinical trials of elesclomol in a number of other cancer indications in addition to melanoma. In addition to our Phase 2b clinical trial in metastatic melanoma, we have also conducted Phase 2 clinical trials of elesclomol in sarcoma and non-small cell lung cancer. The results of the soft tissue sarcoma clinical trial did not definitively establish evidence of clinical activity. In the non-small cell lung cancer clinical trial, no improvement was observed in time-to-progression between combination treatment with elesclomol and a standard first-line combination therapy. Although we are currently analyzing these data further to assess future development of elesclomol in sarcoma and non-small cell lung cancer, including assessing the possibility for a potential future clinical trial in non-small cell lung cancer at a more frequent dosing schedule and higher dose than previously tested, there can be no assurances that we will continue the development of elesclomol in these indications or that elesclomol will prove effective in and be approved for treating these or other forms of cancer.

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

If clinical trials for our drug candidates, including elesclomol and apilimod, are prolonged or delayed, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate, including our clinical drug candidates elesclomol and apilimod:

  •
  conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

  •
  delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

  •
  insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;

  •
  delays in obtaining regulatory agency agreement for the conduct of our clinical trials;

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

        Commercialization of our drug candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or the requirement of additional supportive studies by the FDA. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. For example, competing trials for melanoma treatments or the emergence of new approved therapies may make it more difficult to enroll patients in our SYMMETRY trial on the schedule currently planned. We are aware of other ongoing clinical trials of drug candidates for the treatment of metastatic melanoma, including Nexavar, Sutent, ipilimumab, and ticilimumab. Enrollment efforts and future results with respect to these trials could also adversely impact patient enrollment in our SYMMETRY trial. We have had satisfactory patient enrollment in our clinical trials to date. However, in our SYMMETRY trial, we expect to enroll approximately 630 patients with stage IV metastatic melanoma, which is significantly more patients than we enrolled in our Phase 2b clinical trial for elesclomol. Future delays in patient enrollment can result in increased costs and longer development times. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our drug candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

        We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our drug candidates, including our drug candidates elesclomol and apilimod, could be limited.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.

        The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing our drug candidates outside the United States vary greatly from country to country and may require additional testing. While GSK has exclusive responsibility to develop elesclomol outside the United States, we also expect that our future clinical development of apilimod, STA-9090 and other drug candidates will involve a number of clinical trials in foreign jurisdictions, particularly in Europe. We have no experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We or GSK may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our and GSK's ability to develop foreign markets for our drug candidates and may have a material adverse effect on our results of operations and financial condition.

Our drug candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.

        Even if we receive regulatory approval to market a particular drug candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or previously unknown problems with any approved commercial products, manufacturers, or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

        In our completed Phase 2b clinical trial of elesclomol for metastatic melanoma, there were four patients with possible or probable drug-related serious adverse events related to treatment with elesclomol. The first event involved a patient who developed lichenoid dermatitis, a severe rash-like condition, which was considered by the investigator to be possibly related to treatment. The second event involved a patient who experienced atrial fibrillation with rapid ventricular response. This event was also considered by the investigator to be possibly related to treatment. The third event involved an infection which, despite a normal absolute neutrophil count, or ANC, was considered by the investigator to be possibly related to treatment. The fourth event involved severe dehydration that was considered by the investigator to be probably related to treatment. If the incidence of these events increases or if other effects are identified after any of our drug candidates are approved and on the market:

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

        We have also observed significant toxicities in preclinical animal studies of our clinical drug candidate, STA-9090. As a result of these observed toxicities, we believe that dosing in our Phase 1 clinical trial may be at a sub-optimal or therapeutically ineffective starting dose, which may delay the completion of the Phase 1 clinical trial and the initiation of any future STA-9090 clinical trials. If significant toxicities occur at a clinical dose of STA-9090 which is not sufficiently efficacious, we may not be able to demonstrate an adequate therapeutic index to obtain regulatory approval for STA-9090.

While we choose to test our drug candidates in specific clinical indications based in part on our understanding of their mechanisms of action, our understanding may be incorrect or incomplete and, therefore, our drugs may not be effective against the diseases tested in our clinical trials.

        Our rationale for selecting the particular therapeutic indications for each of our drug candidates is based in part on our understanding of the mechanism of action of these drug candidates. However, our understanding of the drug candidate's mechanism of action may be incomplete or incorrect, or the mechanism may not be clinically relevant to diseases treated. In such cases, our drug candidates may prove to be ineffective in the clinical trials for treating those diseases.

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

Risks Related to Our Dependence on Third Parties

We have recently entered into an agreement with GSK relating to the development and commercialization of elesclomol. If this agreement is unsuccessful or terminated by GSK for any reason, our ability to commercialize elesclomol on a timely basis, or at all, could be affected and our business could be materially harmed.

        On October 8, 2007, we entered into a Collaborative Development, Commercialization and License Agreement with GSK for the joint development and commercialization of elesclomol. We do not have a history of working together with GSK and cannot predict the success of this collaboration. The agreement involves a complex allocation of responsibilities, costs and benefits and provides for milestone payments to us upon the achievement of specified operational progress, positive clinical and regulatory outcomes and sales milestones.

        With respect to responsibilities and control over decisions, we and GSK will establish a series of joint committees which will be responsible for the development and commercialization of elesclomol. Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of each of the parties. Each party has ultimate decision making authority with respect to a specified set of issues. For certain other specified issues, the matter must be resolved by consensus of the parties, and for all other issues, the matter must be resolved through arbitration. Accordingly, GSK's failure to devote sufficient resources to the development and commercialization of elesclomol or the failure of the parties to reach consensus on the conduct of development or commercialization activities with respect to elesclomol may delay its clinical development, which could lead to the delay in payment of clinical and regulatory milestones under the collaboration agreement and may delay commercialization of elesclomol.

        In addition, the agreement provides that GSK may terminate the agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of an elesclomol product and not less than six months' written notice at any time on and after such date, in which case GSK may be obligated in certain circumstances to make additional payments to Synta.

        Loss of GSK as a collaborator in the development or commercialization of elesclomol, any dispute over the terms of, or decisions regarding, the agreement, or any other adverse developments in our relationship with GSK could result in our inability to fully develop and/or commercialize elesclomol, or at all, and could materially harm our business and could accelerate our need for additional capital.

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

        We do not currently operate manufacturing facilities for clinical or commercial production of elesclomol, apilimod or STA-9090, or any of our preclinical drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on third-party manufacturers to supply, store, and distribute drug supplies for our clinical trials and anticipate future reliance on a limited number of third-party manufacturers until we increase the number of manufacturers with whom we contract. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

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

We are using a single manufacturer for the supply of elesclomol powder-filled vials for the SYMMETRY trial, our global, pivotal Phase 3 clinical trial for the treatment of metastatic melanoma and potentially, for commercial supply, and the failure of this manufacturer to supply sufficient quantities of elesclomol powder-filled vials could have a material adverse effect on our business.

        We are using a single manufacturer for the supply of elesclomol powder-filled vials for the SYMMETRY trial, our global, pivotal Phase 3 clinical trial for the treatment of metastatic melanoma and potentially, for commercial supply, if approved. This process involves highly specialized processing, including the automated filling of vials with elesclomol under sterile conditions. We believe that this manufacturer may be one of a limited number of third-party contract manufacturers currently capable of conducting this process on our behalf. We have entered into a Clinical Supply Agreement and a Quality Agreement with this manufacturer for the production of elesclomol drug product, which we believe will satisfy our manufacturing requirements for the SYMMETRY trial and additional Phase 2 clinical trials of elesclomol for other cancer indications. Although the Clinical Supply Agreement notes that the parties have a mutual desire to enter into good faith negotiations for commercial supply services, if circumstances allow, there are no terms in this contract for commercial supply of elesclomol, and we cannot assure that we will be able to enter into a commercial supply agreement with this manufacturer on commercially reasonable terms, or at all. Any performance failure on the part of this manufacturer or the failure to enter an appropriate commercial supply agreement on reasonable terms in the future, if circumstance so require, could delay clinical development, regulatory approval or commercialization of elesclomol, which could have a material adverse effect on our business. Moreover, although we believe we have identified a suitable backup manufacturer for elesclomol powder-filled vials, we do not have an agreement with this manufacturer and there can be no assurance that we will be able to enter into such an agreement on favorable terms, if at all.

We anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA and other regulatory agencies for any of our drug candidates.

        To date, our drug candidates have been manufactured in relatively small quantities for preclinical testing and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If they are unable to successfully increase the manufacturing capacity for a drug candidate, particularly elesclomol, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

If we do not establish additional collaborations, we may have to alter our development plans.

        Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. Although we have established a collaboration with GSK relating to the joint development and commercialization of elesclomol, our strategy also includes potentially selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our other drug candidates. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenue or co-commercialize elesclomol under our arrangement with GSK.

        Although we have entered into a collaborative development, commercialization and license agreement with GSK for elesclomol, we do not currently have an organization for the sales, marketing, and distribution of pharmaceutical products. In order to co-commercialize elesclomol in the United States under our arrangement with GSK or market any other products that may be approved by the FDA, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, our share in elesclomol profits with GSK may be diminished or we may not be able to generate product revenue and we may not become profitable.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our drug candidates or any future products, others could compete against us more directly, which would harm our business

        As of September 30, 2007, our patent portfolio consisted of a total of 569 patents and patent applications worldwide. We own or license a total of 24 issued U.S. patents and 90 U.S. patent applications, as well as 455 foreign patents and patent applications. We have issued U.S. composition-of-matter patents claiming the chemical structures of elesclomol and apilimod.

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

        Although third parties may challenge our rights to, or the scope or validity of our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our drug candidates.

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

        However, while it is our practice to conduct freedom to operate searches and analyses, we cannot guarantee that we have identified every patent or patent application that may be relevant to the research, development or commercialization of our drug candidates. In the case of patent applications, we assess the likelihood of claims in pending, third party patent applications being allowed which may interfere with our freedom to operate relative to our drug candidates. We cannot provide assurances that our assessments in this regard will be correct and that patent claims covering our drug candidates that were assessed a low likelihood of issuance by us will not issue to a third party in the future. Moreover, there can be no assurance that third parties will not assert against us patents that we believe are not infringed by us or are invalid. For example, we are aware of a U.S. patent and a related European patent that claim generic chemical structures, pharmaceutical formulations and methods of treatment relating to compounds similar to STA-9090 and a U.S. patent that claims methods of treating certain cancers using Hsp90 inhibitors. The claims of these patents may be relevant to the commercialization of our drug candidate, STA-9090. However, based on our analysis of these patents, we do not believe that the manufacture, use, importation or sale of STA-9090 would infringe any valid claim of these patents. However, we cannot guarantee that these patents would not be asserted against us and, if asserted, that a court would find these patents to be invalid or not infringed.

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

        Even if elesclomol, apilimod, STA-9090, STA-9584 or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, healthcare payors, patients, and the medical community. Physicians may elect not to recommend these drugs for a variety of reasons including:

  •
  timing of market introduction of competitive products, including other melanoma treatments currently in development (such as Nexavar, Sutent, ispinesib, ipilimumab, ticilimumab, volociximab, M-Vax and MDX-1379, as well as forms of chemotherapy);

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

        In addition, we have initiated a Phase 3 clinical trial for our most advanced clinical-stage candidate, elesclomol, in patients with stage IV metastatic melanoma. We currently estimate that there are relatively few people with metastatic melanoma in the United States. Accordingly, even if we are successful in obtaining regulatory approval to market elesclomol for this indication, the market for this indication may not be sufficient to generate significant revenue and our business would suffer.

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

        For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changes the way Medicare will cover and pay for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and disabled and introduced new reimbursement methodologies, based on average sales prices for drugs that are administered in an in-patient setting or by physicians, such as elesclomol, if approved. In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. Although we do not know what the full impact of the new reimbursement methodologies will have on the prices of new drugs, we expect that there will be added pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

        Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. In addition, any future products that we develop, including our clinical drug candidates, elesclomol, apilimod and STA-9090, and our preclinical drug candidate, STA-9584, may become obsolete before we recover expenses incurred in developing those products, which may require that we raise additional funds to continue our operations.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

        We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of novel drugs that target cancer and chronic inflammatory diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of cancer and chronic inflammatory diseases. We would expect our drug candidates to compete with marketed drugs and drug candidates currently under development, including the following:

  •
  Elesclomol. If approved, we would expect elesclomol to compete with currently approved drugs for the treatment of metastatic melanoma, including dacarbazine/DTIC marketed by Bayer, and generic versions thereof, the injectable protein interleukin 2, or IL-2, marketed by Chiron, and the injectable protein interferon alfa-2b, marketed by Schering-Plough. Elesclomol may also compete with drug candidates currently in clinical development by other companies, including: (1) kinase inhibitors such as Nexavar, being developed by Bayer and Onyx, Sutent, being developed by Pfizer, and ispinesib, being developed by Cytokinetics and GlaxoSmithKline; (2) the anti-CTLA-4 monoclonal antibodies, ipilimumab and ticilimumab; (3) the anti-integrin volociximab; (4) cancer vaccines such as M-Vax and MDX-1379; and (5) derivatives, analogs, or reformulations of known chemotherapies, such as Abraxane, or other cytotoxic chemotherapies. In addition, elesclomol may compete against drugs not currently approved for the treatment of metastatic melanoma, but which are commonly used "off-label" to treat this disease, such as taxanes, temozolomide, vincristine, carmustine, melphalan, and platinum-chemotherapeutics, such as cisplatin and carboplatin.

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

  •
  STA-9090. If approved, we would expect STA-9090 to compete with the currently approved therapies for the treatment of cancers, and other cancer treatments currently under development, including 17-AAG, being developed by Kosan, and other agents that inhibit Hsp90, including Hsp90 inhibitors being developed by AstraZenica/Medimmune/Infinity, BiogenIdec, and Novartis/Vernalis.

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

        We are highly dependent on Safi R. Bahcall, Ph.D., our President and Chief Executive Officer, and the other principal members of our executive and scientific teams listed under Item 10 "Directors and Executive Officers of the Registrant" of our Annual Report on Form 10-K for the year ended December 31, 2006. All of the agreements with these principal members of our executive and scientific teams provide that employment is at-will and may be terminated by the employee at any time and without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Risks Related to Our Common Stock

Our stock price has been and is likely to continue to be volatile and the market price of our common stock may drop.

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since the closing of our initial public offering through September 30, 2007, our stock price has fluctuated from a low of $4.93 to a high of $11.25. In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  progress in and results from the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma;

  •
  plans for, progress in, and results from any other future clinical trials of elesclomol;

  •
  results of our current Phase 2a or any future clinical trials of apilimod we may initiate;

  •
  results of our current Phase 1 clinical trial of STA-9090, and results from any other future clinical trials of STA-9090;

  •
  results of clinical trials conducted by others on drugs that would compete with our drug candidates;

  •
  failure or delays in advancing STA-9584 or our CRAC ion channel inhibitor program, or other drug candidates we may discover or acquire in the future, into clinical trials;

  •
  failure or discontinuation of any of our research programs;

  •
  developments relating to our agreement with GSK or any future collaborations we may enter into;

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

        Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 50% of our outstanding common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We do not anticipate paying cash dividends, and accordingly, our stockholders must rely on stock appreciation for any return on their investment.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (a)
     Unregistered Sales of Equity Securities.

        None.

  (b)
     Use of Proceeds.

        The Registration Statement on Form S-1 (Reg. No. 333-138894) in connection with our initial public offering was declared effective by the SEC on February 6, 2007. In the initial public offering, we sold 5,000,000 shares of our common stock at an initial public offering price per share of $10.00. The net offering proceeds to us after deducting total expenses were approximately $44,700,000. As of September 30, 2007, approximately $38.0 million of the net proceeds of the offering had been used to fund operations. The remaining net proceeds have been invested in money market accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated February 6, 2007 filed with the SEC pursuant to Rule 424(b)(4).

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

SYNTA PHARMACEUTICALS CORP.

Date: November 13, 2007	By:	/s/ SAFI R. BAHCALL Safi R. Bahcall, Ph.D. President and Chief Executive Officer (principal executive officer)
Date: November 13, 2007	By:	/s/ KEITH S. EHRLICH Keith S. Ehrlich, C.P.A. Vice President Finance and Administration, Chief Financial Officer (principal accounting and financial officer)