Form 10-Q
period 2008-03-31
SYNTA PHARMACEUTICALS CORP
filed 2008-05-14
CIK 1157601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33277

SYNTA PHARMACEUTICALS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3508648 (I.R.S. Employer Identification No.)
45 Hartwell Avenue, Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)
(781) 274-8200 (Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 2, 2008, the registrant had 33,873,717 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

INDEX TO FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$99,206	$115,577
Restricted cash	83	83
Prepaid expenses and other current assets	1,984	1,337

Total current assets	101,273	116,997
Property and equipment, net	5,293	5,576
Other assets	76	76

Total assets	$106,642	$122,649

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,531	$2,488
Accrued expenses	8,242	9,184
Capital lease obligations—current	2,401	2,406
Deferred collaboration revenue—current	5,351	5,351
Other current liabilities	—	1,343

Total current liabilities	20,525	20,772

Deferred collaboration revenue—long-term	72,829	74,166
Capital lease obligations—long-term	2,563	2,815

Total long-term liabilities	75,392	76,981

Total liabilities	95,917	97,753

Stockholders equity
Preferred stock, par value $0.0001 per share.
Authorized: 5,000,000 shares at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.0001 per share.
Authorized: 100,000,000 shares at March 31, 2008 and December 31, 2007; 33,873,717 shares issued and outstanding at March 31, 2008 and 33,875,942 shares issued and outstanding at December 31, 2007	3	3
Additional paid-in-capital	328,425	324,946
Accumulated deficit	(317,703)	(300,053)

Total stockholders' equity	10,725	24,896

Total liabilities and stockholders' equity	$106,642	$122,649

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Collaboration revenue	$1,338	$—

Operating expenses:
Research and development	16,150	13,544
General and administrative	3,633	3,468

Total operating expenses	19,783	17,012

Loss from operations	(18,445)	(17,012)
Other income:
Investment income, net	795	657

Net loss	(17,650)	(16,355)
Convertible preferred stock beneficial conversion charge	—	58,585

Net loss attributable to common stockholders	$(17,650)	$(74,940)

Basic and diluted weighted average common shares outstanding	33,730,230	28,767,605
Basic and diluted net loss attributable to common stockholders per share	$(0.52)	$(2.61)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(17,650)	$(16,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,136	1,412
Depreciation and amortization	678	798
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(647)	(669)
Other assets	—	45
Accounts payable	2,043	(810)
Accrued expenses	(942)	2,401
Deferred collaboration revenue	(1,338)	—

Net cash used in operating activities	(15,720)	(13,178)

Cash flows from investing activities:
Purchases of marketable securities	—	(15,014)
Sales and maturities of marketable securities	—	27,149
Purchases of property and equipment	(395)	(493)

Net cash (used in) provided by investing activities	(395)	11,642

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock warrants, net	—	44,660
Proceeds from exercise of stock options	—	39
Repurchase of restricted common stock	—	(290)
Proceeds from sale—leaseback of property and equipment	380	910
Payment of capital lease obligations	(636)	(594)

Net cash (used in) provided by financing activities	(256)	44,725

Net (decrease) increase in cash and cash equivalents	(16,371)	43,189
Cash and cash equivalents at beginning of period	115,577	33,687

Cash and cash equivalents at end of period	$99,206	$76,876

Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment under capital leases	$380	$910
Convertible preferred stock beneficial conversion charge	—	$58,585
Conversion of preferred stock	—	$41,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$127	$131

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements

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

(2) Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2008 and the consolidated results of operations and cash flows for the three months ended March 31, 2008 and 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K.

  Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include long-term contract accruals, recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the period of performance under the GSK Agreement. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Marketable Securities

        The Company's cash and cash equivalents consist of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund. The primary objective of the Company's investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. The Company believes that it did not have material exposure to high-risk investments, such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within its money-market fund investments. The Company also believes that it does not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

        In October 2007, the Company and GlaxoSmithKline (GSK) entered into a collaborative development, commercialization and license agreement (the GSK Agreement) for elesclomol, a novel injectable, small molecule compound that triggers apoptosis, or programmed cell death, in cancer cells, which the Company believes has potential for the treatment of a broad range of cancer types. The Company evaluated the multiple deliverables within the GSK Agreement in accordance with the provisions of EITF No. 00-21 to determine whether the delivered elements that are the obligation of the Company have value to GSK on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

        The Company's deliverables under the GSK Agreement, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 8 and are considered a single unit of accounting.

        The GSK Agreement consists of the following key funding streams: an upfront payment, product development milestone payments, reimbursements of certain development costs, sales milestone

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

payments, profit sharing payments and product royalty payments. The cash flows associated with the single unit of accounting from the development portion of the GSK Agreement are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon receipt of cash payments for milestones, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. There have been no changes to this estimate to date. Revenue is limited to amounts that are nonrefundable and that GSK is contractually obligated to pay to the Company.

        The $80 million non-refundable upfront payment the Company received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of the Company's common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which the Company estimates to be the effective life of the GSK Agreement. The Company is also recognizing product development milestone payments and reimbursements of development costs as collaboration revenue using the time-based model over the same performance period through November 2022. Based on the guidance of EITF No. 99-19, the Company has determined that it is acting as a principal under the GSK Agreement and, as such, records these amounts as collaboration revenue. In the three months ended March 31, 2008, the Company recognized $1.3 million of collaboration revenue under the GSK Agreement.

        Profit sharing payments are based upon a formula that provides for a range of 40-50% of net profits earned on U.S. sales of products included in the GSK Agreement. Royalty revenues are based upon a percentage of sales in non-U.S. territories. Profit sharing payments and royalties from the sales of products included in the GSK Agreement will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured.

  Deferred Collaboration Revenue

        Consistent with the Company's policy on revenue recognition, deferred collaboration revenue represents cash received in advance for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements. Such payments are reflected as deferred collaboration revenue until revenue can be recognized under the Company's revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At March 31, 2008, total deferred collaboration revenue was approximately $78.2 million, of which $5.4 million is current and will be recognized as revenue during the next 12 months.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        For the three months ended March 31, 2008 and 2007, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.16%	4.65%
Expected life in years	6.25 years	6.25 years
Volatility	70%	75%
Expected dividend yield	—	—

        The options granted during the three months ended March 31, 2008 and 2007 had a weighted-average grant date fair value, measured on the date of grant, of $5.68 and $6.34, respectively.

  Stock Based Compensation under SFAS No. 123(R):

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment", or SFAS No. 123(R), using the modified prospective method of transition for employee stock option awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the three months ended March 31, 2008 and 2007 includes: (a) compensation costs related to the vesting of employee stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS No. 123, adjusted for estimated forfeitures (b) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (c) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123(R).

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

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        For awards with graded vesting, the Company allocates compensation costs under SFAS No. 123(R) on a straight-line basis over the requisite service period. The Company amortized the fair value of each option over each option's service period, which is generally the vesting period.

        The Company's net loss for the three months ended March 31, 2008 and 2007 includes $2,136,000 and $1,412,000, respectively, of compensation costs and no income tax benefit related to the Company's stock-based compensation arrangements for employee and nonemployee awards. As of March 31, 2008, the total amount of unrecognized stock-based compensation expense was $17,320,000 and will be recognized over a weighted average period of 2.9 years.

        The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services, which requires valuing and remeasuring such stock options to the current fair value until the performance date has been reached.

        As part of its preparation of its quarterly financial statements for the three months ended March 31, 2008, the Company discovered that it had erroneously accounted for certain of its non-employee stock options during the last three quarters of 2007 under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which may require stock options held by certain non-employee consultants to be accounted for as liabilities. Under this accounting it had reclassified approximately $1.8 million from additional-paid-in capital to liabilities in the second quarter of 2007 and subsequently during the year adjusted the fair value of the liability for changes in the market price of its common stock, resulting in a $553,000 credit to stock-based compensation expense for the year. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 Materiality and SAB No. 108, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of this error was not material to its financial statements for the year ended December 31, 2007 and, as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 would not have a material effect on its financial statements for the year ended December 31, 2008. Accordingly, the Company recorded a charge to stock-based compensation of $553,000 and a reclassification of approximately $1.8 million from liabilities to additional-paid-in-capital in the three months ended March 31, 2008 to correct this error.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation expense for the three months ended March 31,
			Unrecognized stock compensation expense as of March 31, 2008
	2008	2007
Employee stock options	$1,167	$922	$14,615
Repriced employee stock options	59	35	110
Employee options issued below fair value	2	2	15
Non-employee stock options	567	31	72
Restricted stock	341	422	2,508

	$2,136	$1,412	$17,320

        Stock-based compensation expense is allocated as follows (in thousands):

	Three months ended March 31,
	2008	2007
Research and development	$1,731	$1,051
General and administrative	405	361

Total	$2,136	$1,412

  Basic and Diluted Net Loss Per Common Share

        Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share, requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

        The following table summarizes securities outstanding, prior to the application of the treasury stock method, as of each of the periods presented which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

	March 31,
	2008	2007
Common stock options	4,693,196	3,846,510
Nonvested restricted common stock	140,211	158,039

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board or FSAB, issued SFAS No. 141R, Business Combinations, or SFAS No. 141R. The pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The pronouncement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company does not believe SFAS No. 141R will have a material impact on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or SFAS No. 160. The pronouncement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. The pronouncement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe SFAS No. 160 will have a material impact on its results of operations or financial position.

        In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF No. 07-1, which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 07-1 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of EITF No. 07-01 will have a material impact on its overall financial position or results of operations.

(3) Fair Value Measurements

        The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(3) Fair Value Measurements (Continued)

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Under SFAS No. 157, the Company's cash and cash equivalents, which had a balance of $99.2 million, was required to be measured at fair value at March 31, 2008 and the balance was included in Level 1 inputs.

(4) Property and Equipment

        Property and equipment consist of the following :

	March 31, 2008	December 31, 2007
	(in thousands)
Laboratory equipment	$10,362	$10,110
Leasehold improvements	4,341	4,238
Computers and software	2,001	1,961
Furniture and fixtures	791	791

	17,495	17,100
Less accumulated depreciation and amortization	(12,202)	(11,524)

	$5,293	$5,576

        Depreciation and amortization expenses of property and equipment were approximately $678,000 and $798,000 for the three months ended March 31, 2008 and 2007, respectively.

(5) Stockholders' Equity

  Initial Public Offering

        In February 2007, the Company raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of its common stock in the Company's initial public offering, or IPO, at $10.00 per share. The net offering proceeds after deducting approximately $5.3 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $44.7 million.

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

        In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Stockholders' Equity (Continued)

to Certain Convertible Instruments, the Company recorded a non-cash beneficial conversion charge of approximately $58.6 million in February 2007 in connection with the contingent adjustable conversion feature of the Preferred Stock.

(6) Stock Option Plans

        In March 2006, the Company terminated the 2001 Stock Plan and adopted the Synta Pharmaceuticals Corp. 2006 Stock Plan (the 2006 Stock Plan). The 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and nonvested stock to employees, officers, directors and consultants to the Company. A total of 3,800,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. The administration of the 2006 Stock Plan is under the general supervision of the board of directors. The exercise price of the stock options is determined by the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years.

        As of March 31, 2008, the Company had options outstanding to purchase 2,656,755 shares of its common stock, had outstanding 137,500 restricted shares of common stock and had no shares available for future issuance under the 2001 Stock Plan.

        As of March 31, 2008, the Company had options outstanding to purchase 2,036,441 shares of its common stock, had outstanding 2,711 restricted shares of common stock and had available 1,737,981 shares available for future issuance under the 2006 Stock Plan.

        In May 2004, the Company granted its board chairman an option to purchase 75,000 shares of its common stock at an exercise price of $10.843 per share, which was below the then fair market value of $16.00 per share. In December 2007, to comply with Section 409A of the Internal Revenue Code of 1986, the option agreement was amended to increase the exercise price of 28,125 of the shares issuable thereunder to $16.00 per share. No expense was recognized in connection with this amendment. In February 2008, this option was terminated and concurrently the Company granted a fully vested replacement option to purchase 75,000 shares of its common stock under the 2006 Stock Plan at an exercise price of $10.843 per share when the fair market value was $8.82. Accordingly, in the three months ended March 31, 2008, the Company recognized approximately $25,000 in stock compensation expense in connection with this new option grant.

  Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers, other employees and non-employee directors. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at March 31, 2008 was $2,508,000. The weighted average period over which the balance is expected to be recognized is 0.9 years. Vesting may accelerate upon the FDA's approval of the Company's first New Drug Application.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Stock Option Plans (Continued)

  General Option Information

        The following table summarizes stock option activity for the three months ended March 31, 2008:

	Shares	Weighted average exercise price of shares under plan
Outstanding at January 1	3,880,277	$11.21
Granted	1,039,860	8.83
Exercised	—	—
Cancelled(1)	(226,941)	11.14
Additional shares reserved(2)	—	—

Outstanding at March 31	4,693,196	$10.66

Exercisable at March 31	2,643,328	$11.46

    (1)
    In March 2006, the Company terminated the 2001 Stock Plan and adopted the 2006 Stock Plan. Options granted under the 2001 Stock Plan and cancelled subsequent to the March 2006 termination of the 2001 Stock Plan do not return to the pool of options available for future issuance.

    (2)
    In February 2008, the board of directors increased the number of shares of common stock reserved for issuance to 3,800,000 under an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine.

        Included in the Company's stock options outstanding at March 31, 2008 were 292,180 options issued to non-employee consultants with a weighted average exercise price of $8.79 of which 281,208 were vested. The compensation expense is recorded over the respective vesting periods and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a credit in each reporting period. Compensation expense related to these options was approximately $567,000, including the $553,000 correction referred to in Note 2, and $31,000 for the three months ended March 31, 2008 and 2007, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Stock Option Plans (Continued)

  General Restricted Shares Information

        The following table summarizes restricted stock activity during the three months ended March 31, 2008:

	Shares	Weighted average grant date fair value
Outstanding at January 1	157,832	$20.05
Granted	—	—
Vested	(15,396)	12.93
Cancelled	(2,225)	8.30

Outstanding at March 31	140,211	$21.02

(7) Accrued Expenses

        Accrued expenses consist of the following :

	March 31, 2008	December 31, 2007
	(in thousands)
Contracted research costs	$4,447	$3,517
Compensation and benefits	1,076	3,165
Professional fees	2,083	1,721
Other	636	781

	$8,242	$9,184

(8) Collaborative Development, Commercialization and License Agreement

        In October 2007, the Company and GSK entered into the GSK Agreement for elesclomol. Under the terms of the agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, the Company received a non-refundable upfront cash payment of $80 million in November 2007. The Company is also eligible to receive potential pre-commercial milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $135 million are related to the development in metastatic melanoma and $450 million are related to the development of elesclomol in other cancer indications. In addition, the Company is eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. As of March 31, 2008, no milestones have been achieved to date. The Company will take the lead role and fund, up to a specified amount, all activities related to seeking FDA approval of elesclomol for the treatment of metastatic melanoma. The Company will also fund early clinical development of elesclomol in two other cancer indications. All other worldwide development costs will be shared, with the Company responsible for a modest proportion of those

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(8) Collaborative Development, Commercialization and License Agreement (Continued)

costs. In the United States, the Company's share of the operating profits and losses from the commercialization and sales of elesclomol will be 40-50%, with the percentage increasing as the level of annual sales increases. The Company may elect not to participate in co-commercialization, in which case the Company would earn royalties in lieu of profit sharing. Outside of the United States, the Company will receive double-digit tiered royalties. Under the GSK Agreement, GSK may, subject to the agreement of the Company, purchase up to $45 million of the Company's common stock in two separate tranches upon the achievement of specified development and regulatory milestones. In the first tranche, GSK would be obligated to buy $25 million of the Company's common stock at the sole discretion of the Company. The Company attributed $260,000 of value to this option to require GSK to purchase its common stock. The second tranche of $20 million of common stock would be subject to the agreement of both the Company and GSK. The per share purchase price under each tranche would be at a specified premium. GSK may terminate the agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of an elesclomol product and upon not less than six months' written notice at any time on and after such date, in which case GSK may be obligated in certain circumstances to make additional payments to the Company. Under the GSK Agreement, the Company has the right, but not the obligation to participate in various joint governance committees. The agreement was subject to the Hart-Scott-Rodino Act and has received clearance by the U.S. government (see Note 2).

(9) Related Party Transactions

        In January 2005, the Company entered into an Agreement and Release with its scientific founder, who is a board member, whereby all outstanding matters regarding various oral understandings and arrangements between the scientific founder and the Company were resolved, including arrangements relating to (1) the assignment by the scientific founder of the benefit of his interests, if any, resulting from the Company's acquisition of the net assets of Cancer Genomics, Inc., Kava Pharmaceuticals, Inc. and SinglePixel Biomedical, Inc. (collectively, CKS), (2) the scientific founder's assignment of inventions, non-competition, non-solicitation and confidentiality agreements with the Company, and (3) a release by the scientific founder of any and all claims that the scientific founder may have had against the Company. Pursuant to this agreement, the Company is paying the scientific founder $500,000, payable in $25,000 installments quarterly for five years. The full amount of the obligation was charged to research and development expense in 2005. Total installment payments in each of the three months ended March 31, 2008 and 2007 were approximately $25,000.

        The Company paid its scientific founder and a member of the board consulting fees of approximately $25,000 per month in January and February 2007 pursuant to a consulting agreement dated April 18, 2005. In March 2007, the Company amended the consulting agreement to reduce the fee from $25,000 to $10,000 per month. Total consulting fees paid in the three months ended March 31, 2008 and 2007 were approximately $30,000 and $60,000, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

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

        In October 2007, we entered into a collaborative development, commercialization and license Agreement with GSK for elesclomol, or the GSK Agreement, under which we are eligible to receive up to $1.01 billion in milestones and other payments, as well as share 40-50% of the profits and losses from sales in the United States and receive double-digit tiered royalties from sales outside of the United States. Under the terms of the GSK Agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, we received a non-refundable upfront cash payment of $80 million in November 2007. We are also eligible to receive potential pre-commercial milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $135 million are related to the development in metastatic melanoma and up to $450 million are related to the development of elesclomol in other cancer indications. In addition, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. As of March 31, 2008, no milestones have been achieved to date. We will take the lead role and fund, up to a specified amount, all activities related to seeking FDA approval of elesclomol for the treatment of metastatic melanoma. We will also fund early clinical development of elesclomol in two other cancer indications. All other worldwide development costs will be shared, with us responsible for a modest proportion of those costs. In the United States, our share of the operating profits and losses from the commercialization and sales of elesclomol will be 40-50%, with the percentage increasing as the level of annual sales increases. We may elect not to participate in co-commercialization, in which case we would earn royalties in lieu of profit-sharing. Outside of the United States, we will receive double-digit tiered royalties. Under the GSK Agreement, GSK may, subject to our agreement, purchase up to $45 million of our common stock in two separate tranches upon the achievement of specified development and regulatory milestones. In the first tranche, GSK would be obligated to buy $25 million of our common stock at our sole discretion. We attributed $260,000 of value to this option to require GSK to purchase our common stock. The second tranche of $20 million of common stock would be subject to the agreement of both us and GSK. The per share purchase price under each tranche would be at a specified premium. GSK may terminate the agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of an elesclomol product and upon not less than six months' written notice at any time on and after such date, in which case GSK may be obligated in certain circumstances to make additional payments to us. Under the GSK Agreement, we have the right, but not the obligation to participate in various joint governance committees. The agreement was subject to the Hart-Scott-Rodino Act and has received clearance by the U.S. government.

        We are also exploring the use of elesclomol in cancers beyond melanoma. We expect to introduce our sodium salt formulation, a water-soluble form of elesclomol, in the second half of 2008 and initiate clinical trials in one or more additional indications before the end of the year. The sodium salt formulation will allow greater flexibility for use in monotherapy as well as in combination with a broad range of commonly-used anti-cancer agents. This, in turn, will enable us to explore the use of elesclomol in the treatment of a wider range of cancers.

Our Other Oncology Drug Candidates and Research Programs

        STA-9090.    STA-9090 is a novel, injectable, small molecule drug candidate we are developing for the treatment of cancer. STA-9090 inhibits heat shock protein 90, or Hsp90, a chaperone protein that regulates the activity of numerous signaling proteins that trigger uncontrolled proliferation in cancer cells, in particular kinase proteins. Examples of kinase proteins include c-Kit, Bcr-Abl, Her2, EGFR, and others that are the targets of approved direct kinase inhibitors such as Gleevec, Herceptin, Tarceva, and Erbitux. We believe that inhibiting kinases indirectly, by disrupting the chaperone activities of Hsp90, provides two advantages: first, a means to simultaneously attack multiple cancer-promoting kinases; and, second, an ability to kill tumor cells with mutated kinases that have lost responsiveness to a direct kinase inhibitor. We have shown in preclinical experiments that STA-9090 is significantly more potent against certain types of cancer cells than Gleevec, as well as the two Hsp90 inhibitors furthest along in clinical development, 17-AAG and 17-DMAG. STA-9090 is further differentiated from these Hsp90 inhibitors because it is a novel chemical structure that is not a derivative or analog of the natural product geldanamycin. We believe that this creates a distinct activity profile for STA-9090 and is a competitive advantage. We are currently conducting two Phase 1 studies in solid tumors to identify the maximum tolerated dose of STA-9090 based on once- and twice-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in these studies will be assessed for biological activity based on biomarker responses and clinical response rates based on the RECIST criteria. We expect to initiate a third clinical trial of STA-9090 in hematological cancers in the second half of 2008.

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

Autoimmune and Inflammatory Diseases

        Apilimod (STA-5326).    Apilimod is a novel, orally administered, small molecule drug candidate we are developing for the treatment of autoimmune and other chronic inflammatory diseases. Apilimod inhibits the production of the cytokines interleukin-12, or IL-12, and interleukin-23, or IL-23, and thereby down-regulates the inflammation pathways that underlie certain autoimmune and inflammatory diseases. We are currently conducting a Phase 2a clinical trial of apilimod in patients with rheumatoid arthritis, or RA. The preliminary results of the first 22 patients in the RA Phase 2a trial showed encouraging biomarker and clinical signals suggesting activity of apilimod in this indication. We have elected to enroll an additional cohort in the RA Phase 2a trial to explore a higher dose of apilimod. We expect to complete enrollment of this higher dose cohort in the second half of 2008.

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

        Since our inception, we have had no revenues from product sales. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock, $44.7 million in net proceeds from our initial public offering, and an $80 million non-refundable upfront payment under the GSK Agreement, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $361.4 million through March 31, 2008.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. We have never been profitable and, as of March 31, 2008, we had an accumulated deficit of $317.7 million. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase in connection with additional headcount, public-company requirements and compliance, commercial development and medical community relations, as we, together with GSK, prepare for the potential launch of elesclomol. We will need to generate significant revenues to achieve profitability and may never do so.

Financial Operations Overview

  Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue until late 2009 at the earliest, if at all. We will seek to generate revenue from product sales and from future collaborative or strategic relationships, which could include research and development, milestone payments, profit sharing and royalties. In October 2007, we entered into the GSK Agreement for our lead drug candidate, elesclomol. The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of the GSK Agreement (see Revenue Recognition in the Critical Accounting Policies and Estimates section). In the three months ended March 31, 2008, we recognized $1.3 million of collaboration revenue under the GSK Agreement. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received under the GSK Agreement and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

        Despite this uncertainty, however, our development strategy for our lead clinical-stage drug candidate, elesclomol, is currently based on a number of assumptions that allow us to make broad estimates of certain clinical trial expenses. We initiated the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, in the third quarter of 2007, and we expect the remaining costs necessary for the NDA submission, including the cost of the clinical trial, clinical drug supplies, registration manufacturing and regulatory activities necessary to compile the NDA submission, together with the costs of related nonclinical toxicology and other testing to support the trial, will be in the range of $55 million to $65 million. We do not expect to receive regulatory approval of any of our drug candidates until 2009 at the earliest, if at all.

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

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to accrued expenses, including long-term contract accruals, the recoverability of long-lived and deferred tax assets, measurement of stock-based compensation and the period of performance under the GSK Agreement. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies and estimates are most critical to aid in the understanding and evaluating our reported financial results.

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

        The GSK Agreement consists of the following key funding streams: a non-refundable upfront payment, product development milestone payments, reimbursements of certain development costs, sales milestone payments, profit sharing payments and product royalty payments. The cash flows associated with the single unit of accounting from the development portion of the GSK Agreement are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon receipt of cash payments for milestones, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are nonrefundable and that GSK is contractually obligated to pay us.

        The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of the GSK Agreement. We are also recognizing product development milestone payments and reimbursements of development costs as collaboration revenue using the time-based model over the same performance period through November 2022. Based on the guidance of EITF No. 99-19, we have determined that we are acting as a principal under the GSK Agreement and, as such, have recorded these amounts as collaboration revenue. In the three months ended March 31, 2008, we recognized $1.3 million of collaboration revenue under the GSK Agreement.

        Profit sharing payments are based upon a formula that provides for a range of 40-50% of net profits earned on U.S. sales of products included in the GSK Agreement. Royalty revenues are based upon a percentage of sales in non-U.S. territories. Profit sharing payments and royalties from the sales of products included in the GSK Agreement will be recorded on the accrual basis when results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectability is reasonably assured.

  Deferred Collaboration Revenue

        Consistent with our policy on revenue recognition, deferred collaboration revenue represents cash received in advance for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements. Such payments are reflected as deferred collaboration revenue until revenue can be recognized under our revenue recognition policy. Deferred collaboration revenue is classified as current if management believes we will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At March 31, 2008, total deferred collaboration revenue was approximately $78.2 million, of which $5.4 million was current and will be recognized as revenue during the next 12 months.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months ended March 31, 2008 and 2007, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

        With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months ended March 31, 2008 and 2007, respectively.

  Stock-Based Compensation

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, or SFAS No. 123R, for stock-based awards to employees, using the modified prospective method of transition for awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the three months ended March 31, 2008 and 2007 includes: (1) compensation costs related to the vesting of stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, adjusted for estimated forfeitures, (2) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (3) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123R.

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

        Our net loss for the three months ended March 31, 2008 and 2007 includes $2.1 million and $1.4 million, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of March 31, 2008, the total amount of unrecognized stock-based compensation expense was $17.3 million, which will be recognized over a weighted average period of 2.9 years.

Consolidated Results of Operations

  Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

  Collaboration Revenue

	Three Months Ended March 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Collaboration revenue	$1.3	$—	$1.3	—%

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. Under the terms of the GSK Agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of this agreement (see Notes 2 and 8 in the accompanying consolidated financial statements).

  Research and Development Expense

	Three Months Ended March 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$10.9	$7.1	$3.8	54%
Apilimod	0.2	0.9	(0.7)	(78)%
STA-9090	1.8	2.5	(0.7)	(28)%

Total clinical-stage drug candidates	12.9	10.5	2.4	23%
Early stage and discontinued programs	3.3	3.0	0.3	10%

Total research and development	$16.2	$13.5	$2.7	20%

        In the three months ended March 31, 2008, costs incurred under our elesclomol program increased by $3.8 million over the three months ended March 31, 2007, including a $1.8 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $2.0 million increase for external costs. These increases were principally due to expenses incurred in connection with the advancement of the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, which was initiated in the third quarter of 2007, advancement of the sodium salt formulation in support of planned clinical trials beginning in the second half of 2008 and further clinical development of elesclomol in other cancer types.

        In the three months ended March 31, 2008, costs incurred in connection with apilimod decreased by $0.7 million over the three months ended March 31, 2007, including a $0.1 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.6 million decrease for external costs. These decreases were principally due to the completion in 2007 of the Phase 2a clinical trial of apilimod in patients with RA.

        In the three months ended March 31, 2008, costs incurred under our STA-9090 program decreased by $0.7 million over the three months ended March 31, 2007, including a $0.6 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.1 million decrease for external costs. These decreases were principally due to the advancement of the program from preclinical development into clinical development upon the initiation of two Phase 1 clinical trials in the fourth quarter of 2007.

        In addition, in the three months ended March 31, 2008, costs incurred under our early-stage and discontinued programs increased by $0.3 million over the three months ended March 31, 2007, including a $0.5 million increase for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $0.2 million decrease for external costs.

  General and Administrative Expense

	Three Months Ended March 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
General and administrative	$3.6	$3.5	$0.1	3%

        The increase in general and administrative expense principally resulted from an increase of $0.2 million for personnel costs and related overhead in connection with increased headcount and stock compensation, offset by a $0.1 million decrease in external professional fees.

  Investment Income, Net

	Three Months Ended March 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Investment income, net	$0.8	$0.7	$0.1	14%

        The increase in net investment income was principally due to the higher average cash balances resulting from the $80 million non-refundable upfront payment received from GSK in November 2007.

  Net Loss

	Three Months Ended March 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions except for net loss per share)
Net loss	$(17.7)	$(16.4)	$(1.3)	(8)%
Basic and diluted net loss per share attributable to common stockholders	$(0.52)	$(2.61)

        The decrease in the basic and diluted net loss per share attributable to common stockholders in 2008 was principally due to a non-recurring beneficial conversion charge of approximately $58.6 million that was recognized in February 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock, and an increase in the number of weighted average common shares outstanding during the three months ended March 31, 2008. This activity resulted from the sale of 5,000,000 shares of common stock and the conversion of the Series A preferred stock and accumulated dividends into 6,278,765 shares of common stock in connection with the IPO.

Liquidity and Capital Resources

  Sources of Liquidity

        We have incurred significant operating losses since our inception. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock, $44.7 million in net proceeds from the IPO, and the $80 million non-refundable upfront payment under the GSK Agreement, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $361.4 million through March 31, 2008. We have also generated funds from government grant revenues, equipment lease financings and investment income.

        As of March 31, 2008, we had cash and cash equivalents of $99.2 million, a decrease of $16.4 million from $115.6 million as of December 31, 2007. This decrease principally reflects our net loss of $17.7 million during the three months ended March 31, 2008, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in working capital.

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

        Under our equipment lease agreement, we may periodically directly lease, or sell and lease back up to a maximum outstanding balance of $6.0 million of equipment and leasehold improvements. In June 2007, this agreement was extended through June 2008. As of March 31, 2008, approximately $1.6 million was available under this revolving lease line for future property and equipment expenditures.

  Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(dollars in millions)
Cash, cash equivalents and marketable securities	$99.2	$77.9
Working capital	80.7	67.1
Cash flows provided by (used in):
Operating activities	(15.7)	(13.2)
Investing activities	(0.4)	11.6
Financing activities	(0.3)	44.7
Capital expenditures (included in investing activities)	(0.4)	(0.5)

        Our operating activities used cash of $15.7 million and $13.2 million in the three months ended March 31, 2008 and 2007, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        Our investing activities used cash of $0.4 million in the three months ended March 31, 2008 in connection with purchases of property and equipment. Our investing activities provided cash of $11.6 million in the three months ended March 31, 2007, resulting from sales and maturities of marketable securities in our investment portfolio in the amount of $27.1 million, offset by the purchases of marketable securities in the amount of $15.0 million and purchases of property and equipment in the amount of $0.5 million.

        Our financing activities used cash of $0.3 million in the three months ended March 31, 2008 and provided $44.7 million in the three months ended March 31, 2007. In February 2007, we raised net cash proceeds of $44.7 million from the sale of 5,000,000 shares of our common stock in the IPO. We raised $0.4 million and $0.9 million in proceeds from the sale and lease-back of property and equipment in the three months ended March 31, 2008 and 2007, respectively. We repaid $0.6 million in capital equipment leases in each of the three months ended March 31, 2008 and 2007. In January 2007, we repurchased 29,046 shares of our previously restricted common stock in the amount of $0.3 million from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock.

  Contractual Obligations and Commitments

        There have been no material changes to the contractual obligations and commitments included in our Annual Report on Form-10K for the fiscal year ended December 31, 2007.

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

  •
  complete two Phase 1 clinical trials of STA-9090 that were initiated in the fourth quarter of 2007, and possibly initiate additional clinical trials, if supported by positive preclinical data or Phase 1 results;

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

        We do not anticipate that we will generate product revenue until late 2009 at the earliest, if at all. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Based on our current operating plans, we expect our existing funds, excluding expected milestone payments, will be sufficient to fund operations through at least 2008. Payment to us by GSK of milestones for our operational progress and achievement of certain success criteria leading to the approval by the FDA of elesclomol for the treatment of metastatic melanoma could extend our cash availability, as could payments of milestones in connection with the development of elesclomol in other cancer indications and achievement of certain net sales thresholds. Based on our current operating plans, we expect to receive between $40 million and $50 million in operational progress milestone payments in 2008 under our agreement with GSK. However, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials and seek regulatory approval of our drug candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Cash, Cash Equivalents and Marketable Securities

        As of March 31, 2008, we had cash and cash equivalents of $99.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments, such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We also believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 that we have filed with the SEC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Sensitivity.    As of March 31, 2008, we had cash and cash equivalents of $99.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the three months ended March 31, 2008, we had investment income of $0.9 million. If overall interest rates fell by 10% during the three months ended March 31, 2008, our interest income would have decreased by less than $0.1 million, assuming consistent investment levels.

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

Item 1A.    Risk Factors.

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

(a)	Exhibits
10.1
Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33277)).
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

SYNTA PHARMACEUTICALS CORP.
Date: May 14, 2008	By:	/s/ SAFI R. BAHCALL Safi R. Bahcall, Ph.D. President and Chief Executive Officer (principal executive officer)
Date: May 14, 2008	By:	/s/ KEITH S. EHRLICH Keith S. Ehrlich, C.P.A. Vice President Finance and Administration, Chief Financial Officer (principal accounting and financial officer)

QuickLinks

SYNTA PHARMACEUTICALS CORP. INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
SYNTA PHARMACEUTICALS CORP. Condensed Consolidated Balance Sheets (in thousands, except share and per share amounts) (unaudited)
SYNTA PHARMACEUTICALS CORP. Condensed Consolidated Statements of Operations (in thousands, except share and per share amounts) (unaudited)
SYNTA PHARMACEUTICALS CORP. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SYNTA PHARMACEUTICALS CORP. Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
SIGNATURES