Form 10-Q
period 2008-09-30
SYNTA PHARMACEUTICALS CORP
filed 2008-11-13
CIK 1157601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33277

SYNTA PHARMACEUTICALS CORP.
(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 Hartwell Avenue Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)

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

        As of November 7, 2008, the registrant had 33,919,584 shares of common stock outstanding.

 SYNTA PHARMACEUTICALS CORP.
INDEX TO FORM 10-Q

 PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$58,398	$115,577
Restricted cash	151	83
Milestone payments receivable	25,000	—
Prepaid expenses and other current assets	1,399	1,337

Total current assets	84,948	116,997
Property and equipment, net	5,740	5,576
Other assets	76	76

Total assets	$90,764	$122,649

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$1,999	$2,488
Accrued expenses	15,813	9,184
Capital lease obligations	2,410	2,406
Deferred collaboration revenue	7,017	5,351
Other current liabilities	—	1,343

Total current liabilities	27,239	20,772

Deferred collaboration revenue—long-term	92,005	74,166
Collaboration payable—long-term	3,829	—
Capital lease obligations—long-term	2,301	2,815

Total long-term liabilities	98,135	76,981

Total liabilities	125,374	97,753

Stockholders' (deficit) equity:
Preferred stock, par value $0.0001 per share
Authorized: 5,000,000 shares at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2008 and December 31, 2007; 33,919,584 and 33,875,942 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in-capital	332,105	324,946
Accumulated deficit	(366,718)	(300,053)

Total stockholders' (deficit) equity	(34,610)	24,896

Total liabilities and stockholders' (deficit) equity	$90,764	$122,649

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaboration revenues:
License and milestone revenue	$2,819	$—	$5,495	$—
Cost sharing reimbursements, net	(1,547)	—	(3,516)	—

Total collaboration revenues	1,272	—	1,979	—

Operating expenses:
Research and development	24,058	11,542	58,550	38,691
General and administrative	3,665	3,852	11,272	11,182

Total operating expenses	27,723	15,394	69,822	49,873

Loss from operations	(26,451)	(15,394)	(67,843)	(49,873)
Other income:
Investment income, net	130	519	1,178	1,902

Net loss	(26,321)	(14,875)	(66,665)	(47,971)
Convertible preferred stock beneficial conversion charge	—	—	—	58,585

Net loss attributable to common stockholders	$(26,321)	$(14,875)	$(66,665)	$(106,556)

Basic and diluted weighted average common shares outstanding	33,736,510	33,661,580	33,733,436	32,047,169
Basic and diluted net loss attributable to common stockholders per share	$(0.78)	$(0.44)	$(1.98)	$(3.32)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(66,665)	$(47,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,816	3,901
Depreciation and amortization	2,035	2,472
Changes in operating assets and liabilities:
Restricted cash	(68)	457
Prepaid expenses and other current assets	(62)	(1,825)
Other assets	—	50
Accounts payable	(490)	(663)
Accrued expenses	6,609	2,885
Deferred collaboration revenue	(5,495)	—
Collaboration payable	3,829	—
Other deferred revenue	—	(457)

Net cash used in operating activities	(54,491)	(41,151)

Cash flows from investing activities:
Purchases of marketable securities	—	(15,014)
Sales and maturities of marketable securities	—	28,149
Purchases of property and equipment	(1,435)	(1,484)

Net cash (used in) provided by investing activities	(1,435)	11,651

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock warrants, net of transaction costs	—	44,660
Proceeds from exercise of stock options	1	39
Repurchase of restricted common stock	—	(290)
Proceeds from sale—leaseback of property and equipment	880	1,689
Payment of capital lease obligations	(2,134)	(1,946)

Net cash (used in) provided by financing activities	(1,253)	44,152

Net (decrease) increase in cash and cash equivalents	(57,179)	14,652
Cash and cash equivalents at beginning of period	115,577	33,687

Cash and cash equivalents at end of period	$58,398	$48,339

Supplemental disclosure of noncash operating, investing and financing activities:
Milestone payments receivable for product development milestones	$25,000	—
Acquisition of equipment under capital leases	$1,624	$2,033
Convertible preferred stock beneficial conversion charge	—	$58,585
Conversion of preferred stock	—	$41,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$374	$403

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

(2) Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2008 and the consolidated results of operations and cash flows for the three months and nine months ended September 30, 2008 and 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K.

  Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include long-term contract accruals, recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the period of performance under the GSK Agreement (as defined below). The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The GSK Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. The cash flows associated with the single unit of accounting from the development portion of the GSK Agreement are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the GSK Agreement, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. There have been no changes to this estimate to date. Revenue is limited to amounts that are nonrefundable and that GSK is contractually obligated to pay to the Company.

        The $80 million non-refundable upfront license payment the Company received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of the Company's common stock, is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 15-year period through the earliest expiration date of the related patents, which the Company estimates to be the effective life of the GSK Agreement. The Company is also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. The Company recognizes as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. In September 2008, the Company achieved $25 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In the three months and nine months ended September 30, 2008, the Company recognized $2.8 million and $5.5 million, respectively, of license and milestone revenue under the GSK Agreement.

        Reimbursements of development costs to the Company by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by the Company to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK in accordance with EITF No. 01-09. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by the Company in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, the Company has determined that it is acting as a principal under the GSK Agreement and, as such, records these amounts as collaboration revenue. In the three months and nine months ended September 30, 2008, the Company recognized, as a reduction to revenue, $1.5 million and $3.5 million, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as the Company is solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with the Company responsible for a modest share of the costs.

        Profit sharing payments are based upon a formula that provides for a range of 40-50% of net profits earned on U.S. sales of products included in the GSK Agreement. Royalty revenues are based

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

upon a percentage of net sales in non-U.S. territories. Profit sharing payments and royalties from the sales of products included in the GSK Agreement will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured.

  Deferred Collaboration Revenue

        Consistent with the Company's policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company's revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At September 30, 2008, total deferred collaboration revenue was approximately $99 million, of which $7 million is current and will be recognized as revenue during the next 12 months.

  Stock-Based Compensation

        For the three months and nine months ended September 30, 2008 and 2007, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.41%	4.51%	3.70%	4.64%
Expected life in years	6.25 years	6.25 years	6.25 years	6.25 years
Volatility	70%	75%	70%	75%
Expected dividend yield	—	—	—	—

        The options granted during the three months and nine months ended September 30, 2008 and 2007 had a weighted-average grant date fair value, measured on the date of grant, of $5.07, $5.48, $5.20 and $6.14, respectively.

        The Company uses the Black-Scholes option pricing model as the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public biotechnology companies similar in size and value to the Company. The Company will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

        For awards with graded vesting, the Company allocates compensation costs under SFAS No. 123(R), "Share-Based Payment", or SFAS No. 123(R), on a straight-line basis over the requisite service period. The Company amortizes the fair value of each option over each option's service period, which is generally the vesting period.

        The Company's net loss includes compensation costs in the amount of $1,922,000 and $994,000 for the three months ended September 30, 2008 and 2007, respectively, and $5,816,000 and $3,901,000 for the nine months ended September 30, 2008 and 2007, respectively, and no income tax benefit related to the Company's stock-based compensation arrangements for employee and non-employee awards. As of September 30, 2008, the total amount of unrecognized stock-based compensation expense was $11,165,000, which will be recognized over a weighted average period of 2.7 years.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation expense for the three months ended September 30,		Stock compensation expense for the nine months ended September 30,
					Unrecognized stock compensation expense as of September 30, 2008
	2008	2007	2008	2007
Employee stock options	$1,473	$1,035	$3,955	$2,980	$10,490
Repriced employee stock options	29	36	120	105	49
Employee options issued below fair value	2	2	6	7	2
Non-employee stock options	6	(491)	584	(447)	23
Restricted stock	412	412	1,151	1,256	601

	$1,922	$994	$5,816	$3,901	$11,165

        Stock-based compensation expense is allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$1,439	$704	$4,484	$2,863
General and administrative	483	290	1,332	1,038

Total	$1,922	$994	$5,816	$3,901

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

	September 30,
	2008	2007
Common stock options	4,711,375	3,916,522
Nonvested restricted common stock	177,679	166,748

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

(3) Fair Value Measurements

        The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, on January 1, 2008. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Under SFAS No. 157, the Company's cash and cash equivalents, which had a balance of $58.4 million, was required to be measured at fair value at September 30, 2008 and the balance was included in Level 1 inputs.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(4) Property and Equipment

        Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Laboratory equipment	$11,635	$10,110
Leasehold improvements	4,473	4,238
Computers and software	2,153	1,961
Furniture and fixtures	924	791

	19,185	17,100
Less accumulated depreciation and amortization	(13,445)	(11,524)

	$5,740	$5,576

        Depreciation and amortization expenses of property and equipment were approximately $729,000 and $826,000 in the three months ended September 30, 2008 and 2007, respectively, and $2,035,000 and $2,472,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Stock Option Plans

        In March 2006, the Company terminated its 2001 Stock Plan and adopted the Synta Pharmaceuticals Corp. 2006 Stock Plan (the 2006 Stock Plan). The 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and nonvested stock to employees, officers, directors and consultants to the Company. A total of 3,800,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2008, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 2,500,000 to 3,800,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. The increase was ratified by the board of directors in February 2008. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee or the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years.

        As of September 30, 2008, under its 2001 Stock Plan, the Company had options outstanding to purchase 2,535,866 shares of its common stock and had outstanding 137,500 restricted shares of common stock and had no shares available for future issuance.

        As of September 30, 2008, under its 2006 Stock Plan, the Company had options outstanding to purchase 2,175,509 shares of its common stock, had outstanding 40,179 restricted shares of common stock and had available 1,553,671 shares available for future issuance.

        In May 2004, the Company granted its board chairman an option to purchase 75,000 shares of its common stock at an exercise price of $10.843 per share, which was below the then fair market value of $16.00 per share. In December 2007, to comply with Section 409A of the Internal Revenue Code of 1986, the option agreement was amended to increase the exercise price of 28,125 of the shares issuable thereunder to $16.00 per share. No expense was recognized in connection with this amendment. In February 2008, this option was terminated and concurrently the Company granted a fully vested replacement option to purchase 75,000 shares of its common stock under the 2006 Stock Plan at an exercise price of $10.843 per share when the fair market value was $8.82. Accordingly, in the nine months ended September 30, 2008, the Company recognized approximately $25,000 in stock compensation expense in connection with this new option grant.

  Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers, other employees and non-employee directors. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at September 30, 2008 was $601,000. The weighted average period over which the balance is expected to be recognized is 1 year. Vesting may accelerate, with respect to restricted shares issued to certain officers and other employees, upon the FDA's approval of the Company's first new drug application, or NDA.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Stock Option Plans (Continued)

  General Option Information

        The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted average exercise price of shares under plan
Outstanding at January 1, 2008	3,850,277	$11.22
Granted	1,335,260	8.54
Exercised	(625)	2.00
Cancelled(1)	(473,537)	11.17

Outstanding at September 30, 2008	4,711,375	$10.43

Exercisable at September 30, 2008	2,787,090	$11.38

    (1)
    In March 2006, the Company terminated the 2001 Stock Plan and adopted the 2006 Stock Plan. Options granted under the 2001 Stock Plan and cancelled subsequent to the March 2006 termination of the 2001 Stock Plan do not return to the pool of options available for future issuance.

        Included in the Company's stock options outstanding at September 30, 2008 were 285,305 options issued to non-employee consultants with a weighted average exercise price of $8.94 of which 282,616 were vested. The compensation expense is recorded over the respective vesting periods and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a credit in each reporting period. Compensation expense related to these options was approximately $6,000 and $(491,000) for the three months ended September 30, 2008 and 2007, respectively, and $584,000, including the $553,000 correction referred to in Note 2, and $(447,000) for the nine months ended September 30, 2008 and 2007, respectively.

  General Restricted Shares Information

        The following table summarizes restricted stock activity during the nine months ended September 30, 2008:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2008	157,832	$20.05
Granted	45,242	7.56
Vested	(23,170)	11.18
Cancelled	(2,225)	8.30

Outstanding at September 30, 2008	177,679	$18.18

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(7) Accrued Expenses

        Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Contracted research costs	$10,898	$3,517
Compensation and benefits	2,305	3,165
Professional fees	1,797	1,721
Other	813	781

	$15,813	$9,184

(8) Collaborative Development, Commercialization and License Agreement

        In October 2007, as amended in June 2008, the Company and GSK entered into the GSK Agreement for elesclomol. Under the terms of the agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, the Company received a non-refundable upfront license payment of $80 million in November 2007. The Company is also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and $440 million are related to the development in other cancer indications. Of the $145 million related to metastatic melanoma, $45 million are related to operational progress and $100 million are related to positive clinical and regulatory outcomes, which includes $25 million due to the Company either upon achieving the primary endpoint of the SYMMETRY trial, its global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, or upon determination by the Company and GSK to file for regulatory approval if the primary endpoint is not achieved. In addition to milestones related to operational progress in development and clinical and regulatory outcomes, the Company is eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. In September 2008, the Company achieved $25 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008.

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

GSK during this period that are related to the development of elesclomol in metastatic melanoma. Such costs are the responsibility of the Company; however, these costs are not required to be paid to GSK until after the final completion of the SYMMETRY trial, as defined in the GSK Agreement. Following the initial period, when total melanoma development costs have exceeded the pre-specified limit, additional costs incurred for the program will no longer be the sole responsibility of the Company and will be shared by GSK in accordance with the agreed targeted percentage defined in the GSK Agreement. The Company anticipates that GSK will begin sharing development costs of elesclomol for the treatment of metastatic melanoma, including the costs of the SYMMETRY trial and the related NDA submission with the FDA, in the second quarter of 2009. In addition to development in metastatic melanoma, the Company also funds early clinical development of elesclomol in two other cancer indications. Satisfactory completion of these initial trials would result in certain milestone payments from GSK.

        In the United States, the Company's share of the operating profits and losses from the commercialization and sales of elesclomol over the life of the product will range from 40-50%, with the percentage increasing as the level of annual sales increases. Prior to commercialization, the Company is responsible for funding 40% of pre-commercialization costs in the United States. The Company may elect not to participate in co-commercialization, in which case the Company would earn royalties in lieu of profit sharing. Outside of the United States, the Company will receive double-digit tiered royalties.

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

(9) Related Party Transactions

        In January 2005, the Company entered into an Agreement and Release with its scientific founder, who is a board member, whereby all outstanding matters regarding various oral understandings and arrangements between the scientific founder and the Company were resolved, including arrangements relating to (1) the assignment by the scientific founder of the benefit of his interests, if any, resulting from the Company's acquisition of the net assets of Cancer Genomics, Inc., Kava Pharmaceuticals, Inc. and SinglePixel Biomedical, Inc., (2) the scientific founder's assignment of inventions, non-competition, non-solicitation and confidentiality agreements with the Company, and (3) a release by the scientific founder of any and all claims that the scientific founder may have had against the Company. Pursuant to this agreement, the Company is paying the scientific founder $500,000, payable in $25,000

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Related Party Transactions (Continued)

installments quarterly for five years. The full amount of the obligation was charged to research and development expense in 2005. Total installment payments in each of the nine months ended September 30, 2008 and 2007 were approximately $75,000.

        The Company paid its scientific founder and a member of the board consulting fees of approximately $25,000 per month in January and February 2007 pursuant to a consulting agreement dated April 18, 2005. In March 2007, the Company amended the consulting agreement to reduce the fee from $25,000 to $10,000 per month. Total consulting fees paid in the nine months ended September 30, 2008 and 2007 were approximately $90,000 and $120,000, respectively.

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

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in raising capital and in the discovery and development of novel drug candidates. Since our inception, we have had no revenues from product sales. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock, $44.7 million in net proceeds from our initial public offering, and an $80 million non-refundable upfront payment under the GSK Agreement, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $361.4 million through September 30, 2008. In September 2008, we achieved $25 million in non-refundable operational milestones under the GSK Agreement related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. We have also generated funds from government grant revenues, equipment lease financings and investment income.

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

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. We have never been profitable and, as of September 30, 2008, we had an accumulated deficit of $366.7 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase in connection with additional headcount, public-company requirements and compliance, commercial development and medical community relations, as we, together with GSK, prepare for the potential launch of elesclomol. We will need to generate significant revenues to achieve profitability and may never do so.

Our Lead Drug Candidate, Elesclomol (formerly, STA-4783)

        Our most advanced clinical-stage drug candidate, elesclomol, is a novel, injectable, small molecule compound that triggers apoptosis, or programmed cell death, in cancer cells, which we believe has potential for the treatment of a broad range of cancer types.

        In September 2006, we announced positive results for elesclomol in combination with paclitaxel, a leading chemotherapeutic agent, in a double-blind, randomized, controlled, multicenter Phase 2b clinical trial in patients with stage IV metastatic melanoma. We believe that this is the first blinded multicenter clinical trial of a drug candidate for the treatment of metastatic melanoma in 30 years to meet its primary endpoint with statistical significance. In November 2006, we received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for the development of elesclomol for the treatment of metastatic melanoma. In December 2007, we received orphan drug designation for elesclomol in this indication in the United States from the FDA. Orphan drug status is designed to encourage biotechnology and pharmaceutical companies to develop drugs for rare diseases affecting fewer than 200,000 people in the United States. Assuming that elesclomol is approved by the FDA, we will be entitled to seven years of market exclusivity for elesclomol for the treatment of patients with metastatic melanoma.

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

        As with our prior Phase 2b trial, patients enrolled in the SYMMETRY trial will be randomized to receive either elesclomol plus paclitaxel or paclitaxel alone. The dosage of each agent, the dosing schedule, and the primary endpoint—progression free survival, or PFS,—are the same as in our prior Phase 2b trial. The SYMMETRY trial increases the total number of patients enrolled from the prior Phase 2b trial and includes central review of radiology scans, stratification to ensure balance between treatment and control arms, and a no-crossover design for facilitating the assessment of overall survival, or OS.

        Based on our current enrollment projections and event rate targets, we expect to complete enrollment in January or February of 2009, and conduct the primary endpoint analysis for PFS shortly thereafter. Assuming that the results of the PFS analysis are positive, we plan to submit a new drug application, or NDA, to the FDA as soon as possible, which we estimate would be in the second half of

2009. If actual enrollment or event rates differ substantially from our current projections, our target dates for submitting the NDA may change.

        In October 2007, as amended in June 2008, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol, or the GSK Agreement, under which we are eligible to receive up to $1.01 billion in milestones and other payments, as well as share 40-50% of the profits and losses from sales in the United States and receive double-digit tiered royalties from net sales outside of the United States. Under the terms of the agreement, we and GSK will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, we received a non-refundable upfront license payment of $80 million in November 2007. We are also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and $440 million are related to the development in other cancer indications. Of the $145 million related to metastatic melanoma, $45 million are related to operational progress and $100 million are related to positive clinical and regulatory outcomes, which includes $25 million due to us either upon achieving the primary PFS endpoint of the SYMMETRY, trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma or upon determination by us and by GSK to file for regulatory approval if the primary endpoint is not achieved. In addition to milestones related to operational progress in development and clinical and regulatory outcomes, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. In September 2008, we achieved $25 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008.

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

        In the United States, our share of the operating profits and losses from the commercialization and sales of elesclomol over the life of the product will range from 40-50%, with the percentage increasing as the level of annual sales increases. Prior to commercialization, we are responsible for funding 40%

of pre-commercialization costs in the United States. We may elect not to participate in co-commercialization, in which case we would earn royalties in lieu of profit sharing. Outside of the United States, we will receive double-digit tiered royalties.

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

        The collected preclinical and clinical data we have for elesclomol are suggestive of activity in high-ROS cancers: those cancers with elevated levels of reactive oxygen species that may make them especially vulnerable to an oxidative stress inducer such as elesclomol. These include, in addition to melanoma, prostate, breast, ovarian, and other indications. In November 2008, we initiated a Phase 1/2 trial in hormone-refractory mestastic prostate cancer, and expect the first patient to be treated in November or December. This trial will explore dose, safety, and signs of activity in combination with docetaxel. The prostate cancer trial is being conducted with a sodium salt, water soluble formulation of elesclomol, which we believe allows for greater flexibility of administration in combination with a broad range of commonly-used anti-cancer agents. Together with our partner, GSK, we are planning the initiation of additional trials in new indications in 2009.

Our Other Oncology Drug Candidates and Research Programs

         STA-9090.    STA-9090 is a novel, injectable, small molecule drug candidate we are developing for the treatment of cancer. STA-9090 inhibits heat shock protein 90, or Hsp90, a chaperone protein that regulates the activity of numerous signaling proteins that trigger uncontrolled proliferation in cancer cells, in particular kinase proteins. Examples of kinase proteins include c-Kit, Bcr-Abl, Her2, EGFR, and others that are the targets of approved direct kinase inhibitors such as Gleevec, Herceptin, Tarceva, and Erbitux. We believe that inhibiting kinases indirectly, by disrupting the chaperone activities of Hsp90, provides two advantages: first, a means to simultaneously attack multiple cancer-promoting kinases; and, second, an ability to kill tumor cells with mutated kinases that have lost responsiveness to a direct kinase inhibitor. We have shown in preclinical experiments that STA-9090 is significantly more potent against certain types of cancer cells than Gleevec, as well as the two Hsp90 inhibitors furthest along in clinical development, 17-AAG and 17-DMAG being developed by Kosan Biosciences. STA-9090 is further differentiated from these Hsp90 inhibitors because it is a novel chemical structure that is not a derivative or analog of the natural product geldanamycin. We believe that this creates a distinct activity profile for STA-9090 and is a competitive advantage. We are currently conducting two Phase 1 studies in solid tumors to identify the maximum tolerated dose of STA-9090 based on once- and twice-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in these studies will be assessed for biological activity based on biomarker responses and clinical response rates based on the industry standard RECIST criteria, which are the unified response assessment criteria agreed to by the World Health Organization, United States National Cancer Institute, and European Organisation for Research and Treatment of Cancer. We expect to initiate a Phase 1/2 clinical trial of STA-9090 in hematological cancers by the end of 2008 or in the first quarter of 2009.

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

Financial Operations Overview

  Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue until late 2009 at the earliest, if at all. We will seek to generate revenue from product sales and from future collaborative or strategic relationships, which could include research and development, milestone payments, profit sharing and royalties. In October 2007, we entered into the GSK Agreement for our lead drug candidate, elesclomol. The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of the GSK Agreement. We are also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022 and recognize as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. (see "Critical Accounting Policies and Estimates—Revenue Recognition"). In September 2008, we achieved $25 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In the three months and nine months ended September 30,

2008, we recognized $2.8 million and $5.5 million, respectively, of license and milestone revenue under the GSK Agreement.

        Reimbursements of development costs to us by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue. In the three months and nine months ended September 30, 2008, we recognized, as a reduction to revenue, $1.5 million and $3.5 million, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as we are solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with us responsible for a modest share of the costs. We anticipate that GSK will begin sharing development costs of elesclomol for the treatment of metastatic melanoma, including the costs of the SYMMETRY trial and the related NDA submission, beginning in the second quarter of 2009.

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

        Despite this uncertainty, however, our development strategy for our lead clinical-stage drug candidate, elesclomol, is currently based on a number of assumptions that allow us to make broad estimates of certain clinical trial expenses. We initiated the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, in the third quarter of 2007, and we expect the remaining costs necessary for the NDA submission, including the cost of the clinical trial, clinical drug supplies, registration manufacturing and regulatory activities necessary to compile the NDA submission, together with the costs of related nonclinical toxicology and other testing to support the trial, will be in the range of $40 million to $45 million. We do not expect to receive regulatory approval of any of our drug candidates until 2009 at the earliest, if at all.

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

  Revenue Recognition

  Collaboration and License Agreements

        Our principal sources of revenue may include upfront license payments, development milestones, reimbursement of development costs, profit sharing payments, sales milestones and royalties from our collaborations. We recognize revenue from these sources in accordance with Staff Accounting Bulletin (SAB) 104, "Revenue Recognition", or SAB 104, Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", or EITF No. 99-19, EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables", or EITF No. 00-21, and EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", or EITF No. 01-09. The application of EITF No. 00-21 requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

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

        The GSK Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. The cash flows associated with the single unit of accounting from the development portion of the GSK Agreement are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the GSK Agreement, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. There have been no changes to this estimate to date. Revenue is limited to amounts that are nonrefundable and that GSK is contractually obligated to pay to us.

        The $80 million non-refundable upfront license payment we received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of the GSK Agreement. We are also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. We recognize as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. In September 2008, we achieved $25 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In the three months and nine months ended September 30, 2008, we recognized $2.8 million and $5.5 million, respectively, of license and milestone revenue under the GSK Agreement.

        Reimbursements of development costs to us by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, we have determined that we are acting as a principal under the GSK Agreement and, as such, record these amounts as collaboration revenue. In the three months and nine months ended September 30, 2008, we recognized $1.5 million and $3.5 million, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as we are solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified amount of expenses has been incurred, after which continuing development costs are shared by GSK with us responsible for a modest share of the costs

        Profit sharing payments are based upon a formula that provides for a range of 40-50% of net profits earned on U.S. sales of products included in the GSK Agreement. Royalty revenues are based upon a percentage of net sales in non-U.S. territories. Profit sharing payments and royalties from the sales of products included in the GSK Agreement will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured.

  Deferred Collaboration Revenue

        Consistent with our policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under our revenue recognition policy. Deferred collaboration revenue is classified as current if management believes we will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At September 30, 2008, total deferred collaboration revenue was approximately $99 million, of which $7 million is current and will be recognized as revenue during the next 12 months.

  Accrued Expenses

        As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our business is with respect to service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including contract research organizations, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we under or over estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the over or under accrual of expenses directly in our operations in the period the amount was determined.

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months and nine months ended September 30, 2008 and 2007, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

        With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months and nine months ended September 30, 2008 and 2007, respectively.

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

        For awards with graded vesting, we allocate compensation costs under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, on a straight-line basis over the requisite service period. Accordingly, we amortize the fair value of each option over each option's service period, which is generally the vesting period.

        We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, or in Conjunction with Selling Goods or Services, which requires valuing and remeasuring such stock options to the current fair value until the performance date has been reached.

        Our net loss for the three months and nine months ended September 30, 2008 and 2007 includes $1.9 million, $1.0 million, $5.8 million and $3.9 million, respectively, of compensation costs and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of September 30, 2008, the total amount of unrecognized stock-based compensation expense was $11.2 million, which will be recognized over a weighted average period of 2.7 years.

Consolidated Results of Operations

  Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

  Collaboration Revenue

	Three Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
License and milestone revenue	$2.8	$—	$2.8	—%
Cost sharing reimbursements, net	(1.5)	—	(1.5)	—%

Total collaboration revenue	$1.3	$—	$1.3	—%

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. Under the terms of the GSK Agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of this agreement. We are also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. In September 2008, we achieved $25 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue (see earlier discussion and Notes 2 and 8 in the accompanying consolidated financial statements).

  Research and Development Expense

	Three Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$18.3	$7.3	$11.0	151%
Apilimod	0.1	0.3	(0.2)	(67)%
STA-9090	1.6	1.2	0.4	33%

Total clinical-stage drug candidates	20.0	8.8	11.2	127%
Early stage programs	4.1	2.7	1.4	52%

Total research and development	$24.1	$11.5	$12.6	110%

        In the three months ended September 30, 2008, costs incurred under our elesclomol program increased by $11.0 million over the three months ended September 30, 2007, including a $1.9 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $9.1 million increase for external costs. These increases were principally due to expenses incurred in connection with the advancement of the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, which was initiated in the third quarter of 2007, advancement of the sodium salt formulation in support of the Phase 1/2 trial in hormone-refractory mestastic prostate cancer that was initiated in the fourth quarter of 2008 and further clinical development of elesclomol in other cancer types.

        In the three months ended September 30, 2008, costs incurred in connection with apilimod decreased by $0.2 million over the three months ended September 30, 2007, including a $0.2 million decrease for external costs. This decrease was principally due to the completion in 2007 of the initial two cohorts of patients in our Phase 2a clinical trial of apilimod in patients with RA.

        In the three months ended September 30, 2008, costs incurred under our STA-9090 program increased by $0.4 million over the three months ended September 30, 2007, including a $0.3 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $0.7 million increase for external costs. This increase was principally due to the advancement of the program from preclinical development, which included the conduct of toxicology and DMPK studies, as well as manufacturing support, into clinical development upon the initiation of two Phase 1 clinical trials in the fourth quarter of 2007.

        In addition, in the three months ended September 30, 2008, costs incurred under our early-stage programs increased by $1.4 million over the three months ended September 30, 2007, including a $1.3 million increase for personnel costs, related research supplies, operational overhead and stock compensation and a $0.1 million increase for external costs.

  General and Administrative Expense

	Three Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
General and administrative	$3.7	$3.9	$(0.2)	(5)%

        The decrease in general and administrative expense principally resulted from an increase of $0.5 million for personnel costs and related overhead in connection with increased headcount and stock compensation, offset by a $0.7 million decrease in external professional fees.

  Investment Income, Net

	Three Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Investment income, net	$0.1	$0.5	$(0.4)	(80)%

        The decrease in net investment income was principally due to declining interest rates.

  Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

  Collaboration Revenue

	Nine Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
License and milestone revenue	$5.5	$—	$5.5	—%
Cost sharing reimbursements, net	(3.5)	—	(3.5)	—%

Total collaboration revenue	$2.0	$—	$2.0	—%

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. Under the terms of the GSK Agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of this agreement. We are also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. In September 2008, we achieved $25 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and recorded a corresponding collaboration receivable in the accompanying balance sheet. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue (see Notes 2 and 8 in the accompanying consolidated financial statements).

  Research and Development Expense

	Nine Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$42.5	$23.3	$19.2	82%
Apilimod	0.3	1.3	(1.0)	(77)%
STA-9090	4.8	5.6	(0.8)	(14)%

Total clinical-stage drug candidates	47.6	30.2	17.4	58%
Early stage programs	11.0	8.5	2.5	29%

Total research and development	$58.6	$38.7	$19.9	51%

        In the nine months ended September 30, 2008, costs incurred under our elesclomol program increased by $19.2 million over the nine months ended September 30, 2007, including a $5.1 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $14.1 million increase for external costs. These increases were principally due to expenses incurred in connection with the advancement of the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, which was initiated in the third quarter of 2007, advancement of the sodium salt formulation in support of the Phase 1/2 trial in hormone-refractory mestastic prostate cancer that was initiated in the fourth quarter of 2008 and further clinical development of elesclomol in other cancer types.

        In the nine months ended September 30, 2008, costs incurred in connection with apilimod decreased by $1.0 million over the nine months ended September 30, 2007, including a $0.2 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.8 million decrease for external costs. These decreases were principally due to the completion in 2007 of the initial two cohorts of patients in our Phase 2a clinical trial of apilimod in patients with RA.

        In the nine months ended September 30, 2008, costs incurred under our STA-9090 program decreased by $0.8 million over the nine months ended September 30, 2007, including a $1.6 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $0.8 million increase for external costs. This decrease was principally due to the advancement of the program from preclinical development, which included the conduct of toxicology and DMPK studies, as well as manufacturing support, into clinical development upon the initiation of two Phase 1 clinical trials in the fourth quarter of 2007.

        In addition, in the nine months ended September 30, 2008, costs incurred under our early-stage programs increased by $2.5 million over the nine months ended September 30, 2007, including a $2.5 million increase for personnel costs, related research supplies, operational overhead and stock compensation.

  General and Administrative Expense

	Nine Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
General and administrative	$11.3	$11.2	$0.1	1%

        The increase in general and administrative expense principally resulted from an increase of $1.0 million for personnel costs and related overhead in connection with increased headcount and stock compensation, offset by a $0.9 million decrease in external professional fees.

  Investment Income, Net

	Nine Months Ended September 30,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Investment income, net	$1.2	$1.9	$(0.7)	(37)%

        The decrease in net investment income was principally due to declining interest rates and lower average cash balances.

Liquidity and Capital Resources

  Sources of Liquidity

        We have incurred significant operating losses since our inception. We have funded our operations principally with $195.4 million in net proceeds from private placements of our common stock, $40.0 million in net proceeds from a private placement of our Series A convertible preferred stock, $44.7 million in net proceeds from the IPO, and the $80 million non-refundable upfront payment under the GSK Agreement, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $361.4 million through September 30, 2008. We have also generated funds from government grant revenues, equipment lease financings and investment income.

        As of September 30, 2008, we had cash and cash equivalents of $58.4 million, a decrease of $57.2 million from $115.6 million as of December 31, 2007. This decrease principally reflects net cash used in operations as discussed under Cash Flows below.

        In October 2007, we entered into the GSK Agreement with GSK and received a non-refundable upfront cash payment of $80 million in November 2007. We are also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and up to $440 million are related to the development of elesclomol in other cancer indications. In addition, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds.

        In September 2008, we achieved $25 million in operational milestones under the GSK Agreement, which were paid by GSK in the fourth quarter of 2008. Based upon our current operating plans, we expect to achieve and receive an additional $25 million in operational milestones over the fourth quarter of 2008 and the first quarter of 2009. We are also eligible to receive up to $100 million of potential milestone payments from GSK in the event of positive clinical and regulatory outcomes of the SYMMETRY trial, including $25 million due upon either achieving the primary PFS endpoint or upon determination by us and GSK to file for regulatory approval if the primary endpoint is not achieved. In addition, we estimate that GSK will begin sharing development costs of elesclomol for the treatment of metastatic melanoma, including the costs of the SYMMETRY trial and the related NDA submission, beginning in the second quarter of 2009, with us responsible for a modest share of these and other worldwide development costs thereafter.

        Under our equipment lease agreement, we periodically directly leased, or sold and leased back up equipment and leasehold improvements. The term of this lease agreement ended in July 2008 and we intend to negotiate a new equipment lease facility.

  Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
	(dollars in millions)
Cash, cash equivalents and marketable securities	$58.4	$48.3
Working capital	57.7	36.7
Cash flows provided by (used in):
Operating activities	(54.5)	(41.2)
Investing activities	(1.4)	11.7
Financing activities	(1.3)	44.2
Capital expenditures (included in investing activities)	(1.4)	(1.5)

        Our operating activities used cash of $54.5 million and $41.2 million in the nine months ended September 30, 2008 and 2007, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        Our investing activities used cash of $1.4 million in the nine months ended September 30, 2008 in connection with purchases of property and equipment. Our investing activities provided cash of $11.7 million in the nine months ended September 30, 2007, resulting from sales and maturities of marketable securities in our investment portfolio in the amount of $28.1 million, offset by the purchases of marketable securities in the amount of $15.0 million and purchases of property and equipment in the amount of $1.5 million.

        Our financing activities used cash of $1.3 million in the nine months ended September 30, 2008 and provided cash of $44.2 million in the nine months ended September 30, 2007. In February 2007, we raised net cash proceeds of $44.7 million from the sale of 5,000,000 shares of our common stock in the IPO. We raised $0.9 million and $1.7 million in proceeds from the sale and lease-back of property and equipment in the nine months ended September 30, 2008 and 2007, respectively. We repaid $2.1 million and $1.9 million in capital equipment leases in the nine months ended September 30, 2008 and 2007, respectively. In January 2007, we repurchased 29,046 shares of our previously restricted common stock in the amount of $0.3 million from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock.

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

  •
  complete two Phase 1 clinical trials of STA-9090 that were initiated in the fourth quarter of 2007, and initiate additional clinical trials, if supported by positive preclinical data or Phase 1 results;

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

        We do not anticipate that we will generate product revenue until 2009 at the earliest, if at all. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Based on our current operating plans, we expect our existing funds, including earned but unpaid milestone payments, will be sufficient to fund operations through at least the middle of 2009. Payment to us by GSK of milestones for our operational progress and achievement of certain success criteria leading to the approval by the FDA of elesclomol for the treatment of metastatic melanoma could extend our cash availability, as could payments of milestones in connection with the development of elesclomol in other cancer indications and achievement of certain net sales thresholds. We are also eligible to receive up to $100 million of potential milestone payments from GSK in the event of positive clinical and regulatory outcomes of the SYMMETRY trial, including $25 million due upon either achieving the primary PFS endpoint or upon determination by us and GSK to file for regulatory approval if the primary endpoint is not achieved. In addition, we estimate that GSK will begin sharing development costs of elesclomol for the treatment of metastatic melanoma, including the costs of the SYMMETRY trial and the related NDA submission, beginning in the second quarter of 2009, with us responsible for a modest share of these and other worldwide development costs thereafter.

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

        To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, the credit markets and the financial services industry have recently been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

         Interest Rate Sensitivity.    As of September 30, 2008, we had cash and cash equivalents of $58.4 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the nine months ended September 30, 2008, we had investment income of $1.6 million. If overall interest rates fell by 10% during the nine months ended September 30, 2008, our interest income would have decreased by less than $0.2 million, assuming consistent investment levels.

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

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

(a)
Exhibits

10.1
Second Amendment to Lease, dated as of August 22, 2008, to Lease, dated January 13, 2005, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust, as amended.

10.2
Letter Agreement, dated July 9, 2008, by and between the Registrant and Michael P. Bailey.

10.3
Severance and Change of Control Agreement, dated August 6, 2008, between the Registrant and Michael P. Bailey.

10.4
Amended and Restated 2006 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on August 6, 2008 (Registration No. 333-152824).

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

SYNTA PHARMACEUTICALS CORP.
Date: November 13, 2008	By:	/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D. President and Chief Executive Officer (principal executive officer)
Date: November 13, 2008	By:	/s/ KEITH S. EHRLICH Keith S. Ehrlich Vice President Finance and Administration, Chief Financial Officer (principal accounting and financial officer)

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