Form 10-K
period 2008-12-31
SYNTA PHARMACEUTICALS CORP
filed 2009-03-26
CIK 1157601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was $106,695,002.

         As of March 20, 2009 the registrant had 33,919,584 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 10, 2009.

 PART I

Item 1.    BUSINESS

The Company

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have three clinical-stage drug candidates and several drug candidates in the preclinical and discovery stages, each of which has a distinct chemical structure, mechanism of action, and market opportunity. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. In October 2007, we entered into a global partnership with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates. In December 2008, we entered into a partnership with Hoffmann-La Roche, or Roche, for our CRACM inhibitor program. We retain all rights to our other drug candidates and programs.

        We believe that our efforts since the beginning of 2008 have resulted in significant progress on a number of fronts, including: (1) effectively conducting a pivotal, Phase 3 clinical trial for elesclomol in approximately 150 centers in 15 countries and achieving a rapid enrollment rate; (2) earning $40 million in milestone payments from our partner, GSK, for the elesclomol program; (3) initiating a prostate and a monotherapy trial for elesclomol; (4) making substantial progress in elucidating the mechanism of action of elesclomol and generating productive academic collaborations to further explore the science underlying this mechanism of action; (5) initiating and advancing two solid-tumor dose-escalating trials for our Hsp90 inhibitor, STA-9090, which have shown encouraging results, including signs of clinical and biological activity; (6) preparing for and initiating trials in hematologic cancers for STA-9090; (7) generating productive academic collaborations that have provided substantial evidence of the advantages of STA-9090 that have led and will continue to lead to publications in peer-reviewed scientific journals and presentations at scientific meetings; and (8) conducting an in-depth partnership effort for our CRACM inhibitor program, which resulted in entering into a favorable agreement with a leading multinational pharmaceutical company. This partnership provided us with a $16 million up-front payment, reimburses us for all program research, preclinical, and clinical costs that will be incurred by us, and provides us with substantial milestone payments as well as royalties on sales from any resulting approved, marketed products.

        We believe that our demonstrated ability to generate promising new drug candidates from our discovery platform, our ability to effectively enroll and conduct robust clinical trials, and our ability to enter into attractive partnerships with leading multinational pharmaceutical companies are important competitive advantages. We believe that these competitive advantages, together with our current diverse pipeline of drug candidates with distinct chemical structures and mechanisms of action, provide us with both near-term and long-term sustainable growth opportunities.

Key Post-2008 Developments

        In February 2009, we suspended our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, following a meeting of the independent data monitoring committee, or DMC. The DMC noted that while an interim review of the primary endpoint of progression-free survival, or PFS, showed trends that favored the elesclomol arm of the study; the interim analysis of the secondary endpoint of overall survival, or OS, favored the control arm. The DMC report noted that the DMC "cannot be sure whether this is an adverse treatment effect, an effect of differing post-progression (off-study) treatments or a chance effect not relating to the study drugs at all" and that this was a "paradoxical outcome" not foreseen prior to study initiation. The DMC also noted in its report that the OS for the elesclomol arm is in the range of what one would expect for survival rates in large, multinational trials in metastatic melanoma; while the OS for the control arm was somewhat longer than would be expected. Of note is that the OS data from the SYMMETRY trial are not yet mature, in that a relatively small fraction of the total survival events have occurred, meaning that OS results from this trial may change over time. We expect the survival data to mature by the end of 2009.

        Based on the interim review, the DMC recommended that unblinded data be released to us, and that we provide appropriate notification to investigators and patients in order that they could jointly make informed decisions on whether to continue therapy. Following our review of the data and further discussion with the DMC, we decided to suspend the SYMMETRY trial and our other ongoing elesclomol trials, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. We also notified the Food and Drug Administration, or FDA, of the SYMMETRY trial findings and our decision to suspend all ongoing elesclomol trials. Following our report to the FDA, the FDA concurred with our decision and placed each of these trials on clinical hold.

        In our analysis of the SYMMETRY trial results to date, we have not identified any target organ toxicities or adverse events related to elesclomol that might explain an imbalance of deaths between the two arms. We and our partner for the elesclomol program, GSK, are currently investigating a number of aspects related to the SYMMETRY trial results that will inform our choices for future direction of this program, including whether or not to restart the program in melanoma and/or other cancer indications. Following the suspension of our SYMMETRY clinical trial, in March 2009, we implemented a workforce reduction of approximately 90 positions, to a total employee base of approximately 130 positions, in order to align our workforce with our revised operating plans.

Company Strategy

        Our strategy is to use our proprietary chemical compound library and discovery capabilities, as well as strength in designing and effectively conducting robust clinical trials, to discover, develop, and commercialize novel small-molecule drug candidates for treating cancer, autoimmune, and chronic inflammatory diseases. Important elements of our long-term strategy include:

  •
  reducing risk and increasing the probability of clinical and commercial success by maintaining, and continuously replenishing, a drug candidate pipeline that is diversified across distinct mechanism categories, chemical compound families, and therapeutic opportunities;

  •
  using our discovery capabilities to expand and protect our intellectual property position and enhance our competitive advantages for each of these programs, including developing intellectual property associated with related chemical structures, mechanism of action, and method of use;

  •
  using our translational research and biomarker identification capabilities to assist in identifying the most promising patient populations and optimizing the design of clinical trials for our drug candidates;

  •
  maintaining the flexibility to partner or keep individual programs, in order to achieve the balance of fully-owned versus partnered programs that can best enhance long-term shareholder value; and

  •
  maintaining a strong cash position, such that we have the resources and skills to continue both to advance our current pipeline of compounds and replenish our pipeline with new compounds from our discovery engine.

Our Drug Candidate Pipeline

        The following table summarizes the status of our most advanced research and development programs:

	Product Candidate	Disease	Stage	Development Status
Oncology	Elesclomol Oxidative stress inducer (partner: GSK)	Metastatic melanoma	Phase 2b	Completed—met primary endpoint
		Metastatic melanoma	Phase 3 (SYMMETRY)	Suspended Feb 2009
		Prostate cancer	Phase 1/2	Suspended pending analysis of SYMMETRY results
		Solid tumor (monotherapy)	Phase 1	Suspended pending analysis of SYMMETRY results
	STA-9090 Hsp90 inhibitor (Synta owned)	Solid tumors (once per week administration)	Phase 1	Ongoing
		Solid tumors (twice per week administration)	Phase 1	Ongoing
		Hematologic cancers (twice per week administration)	Phase 1/2	Ongoing
		Hematologic cancers (once per week administration)	Phase 2	Planned Q3 2009
		Additional cancers	Phase 2	Planned 2H 2009
	2nd generation Hsp90 inhibitor (Synta owned)	Cancer	Preclinical development	Ongoing
	STA-9584 Vascular disrupting agent (Synta owned)	Cancer	Preclinical development	Ongoing

	Product Candidate	Disease	Stage	Development Status
Inflammatory Diseases	Apilimod (STA- 5326) Oral IL -12/23 inhibitor (Synta owned)	Rheumatoid arthritis	Phase 2a	Results expected 2H 2009
	Oral CRACM channel inhibitor (partner: Roche)	Autoimmune diseases, Respiratory conditions (asthma/COPD)	Preclinical development	Targeting Phase 1 start in 2010
	2nd generation CRAC channel inhibitor (partner: Roche)	Autoimmune diseases, Respiratory conditions (asthma/COPD)	Lead optimization	Ongoing

        In the above table and throughout this report, lead optimization indicates that compounds have shown activity, selectivity, and efficacy in in vivo models, as well as an acceptable preliminary safety profile. These compounds are being optimized for potency, drug-like properties, and safety before entering into preclinical development. Preclinical development activities include manufacturing, formulation, and full toxicology studies in preparation for a Phase 1 clinical trial. Phase 1 indicates initial clinical safety testing and pharmacological profiling in healthy volunteers, with the exception that Phase 1 clinical trials in oncology are typically performed in patients with cancer. Phase 2 involves efficacy testing and continued safety testing in patients with a specific disease, and may include separate Phase 2a and Phase 2b clinical trials. Phase 2a clinical trials typically test the drug candidate in a small number of patients and are designed to provide early information on drug safety and efficacy. Phase 2b clinical trials typically involve larger numbers of patients and comparison with placebo, standard treatments, or other active comparators. Phase 3 indicates a confirmatory study of efficacy and safety in a larger patient population, and typically involves comparison with placebo, standard treatments, or other active comparators.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

  •
  Elesclomol, ROS-inducer program.  Elesclomol is an oncology drug candidate that we believe kills cancer cells by triggering programmed cell death through elevating levels of reactive oxygen species, or ROS. In October 2007, we entered into a global partnership with GSK to jointly develop and commercialize elesclomol for all indications. In February 2009, we suspended the Phase 3 SYMMETRY trial, following a DMC meeting in which the DMC noted that while an interim review of the primary endpoint of PFS showed trends that favored the elesclomol arm of the study; the interim analysis of the secondary OS endpoint favored the control arm. We simultaneously suspended our other ongoing elesclomol studies, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. The FDA has also placed our elesclomol trials on clinical hold. We and our partner for the elesclomol program, GSK, are currently investigating a number of aspects related to the SYMMETRY trial results that will inform our choices for future direction of this program, including whether or not to restart the program in melanoma and/or other cancer indications.

  •
  STA-9090, Hsp90 inhibitor program.  STA-9090, our novel, small molecule Hsp90 inhibitor, is enrolling patients in two Phase 1 clinical trials in solid tumors and one Phase 1/2 clinical trial in hematologic cancers. We plan to initiate a Phase 2 trial in hematologic cancers in the third quarter of 2009 and one or more additional Phase 2 studies in additional cancer types during the second half of 2009. We also have a second generation, small molecule Hsp90 inhibitor in preclinical studies, and additional Hsp90 inhibitors in the research stage that are designed to be orally administered.

  •
  STA-9584, vascular disrupting agent.  STA-9584, our novel small molecule compound that disrupts the blood vessels that supply tumors with oxygen and essential nutrients, is in preclinical development.

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

        According to a 2007 IMS health report, oncology products are the largest therapeutic class of pharmaceuticals in the world with global sales of $41.4 billion in 2007.

Elesclomol

        Elesclomol is an investigational oncology drug candidate which we believe triggers programmed cell death in cancer cells by elevating levels of ROS. In a double-blind, randomized, controlled, multicenter Phase 2b clinical trial, elesclomol met the primary endpoint of extending PFS in patients with stage IV metastatic melanoma.

        In February 2009, we suspended the Phase 3 SYMMETRY trial, following a DMC meeting in which the DMC noted that while an interim review of the primary endpoint of progression-free survival, or PFS, showed trends that favored the elesclomol arm of the study; the interim analysis of the secondary OS endpoint favored the control arm. Based on the interim review, the DMC recommended that unblinded data be released to us, and that we provide appropriate notification to investigators and patients in order that they could jointly make informed decisions on whether to continue therapy. Following our review of the data and further discussion with the DMC, we decided to suspend the SYMMETRY trial and our other ongoing elesclomol trials, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. We also notified the FDA of the SYMMETRY trial findings and our decision to suspend all ongoing elesclomol trials. Following our report to the FDA, the FDA concurred with our decision, and placed each of these trials on clinical hold.

        In our analysis of the SYMMETRY trial results to date, we have not identified any elesclomol-related target organ toxicities that might explain an imbalance of deaths between the two arms. We and our partner for the elesclomol program, GSK, are currently investigating a number of aspects related to the SYMMETRY trial results that will inform our choices for future direction of this program, including whether or not to restart the program in melanoma and/or other cancer indications.

Elesclomol's Mechanism of Action

        Elesclomol is a novel, injectable small molecule that we believe rapidly and potently induces the generation of ROS in cancer cells, increasing the level of oxidative stress in cancer cell and ultimately leading to programmed cell death, or apoptosis.

        ROS is a collective term used to describe chemical species that are produced as byproducts of normal oxygen metabolism and include superoxide, hydrogen peroxide, and the hydroxyl radical. In normal cells, ROS are produced at low levels and are effectively neutralized by the cells' antioxidant system. In contrast, cancer cells produce elevated levels of ROS due to their increased metabolic activity, increased proliferation rate and alterations in mitochondria function, resulting in oxidative stress. Sustained levels of ROS that exceed the cells' antioxidant capacity can readily induce cell death by apoptosis. We believe that oxidative stress is one of the most fundamental differences between cancer cells and normal cells, and that this difference causes cancer cells to be particularly vulnerable to agents that can selectively elevate ROS.

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

  •
  Direct cellular measurements of specific ROS, such as hydrogen peroxide, show strong time-dependent and dose-dependent induction by elesclomol.

  •
  The effects of elesclomol are blocked by applying antioxidants known to eliminate ROS.

        We believe that once ROS levels in cancer cells exceed the breaking point, cell death occurs through apoptosis via the intrinsic mitochondrial pathway. Apoptotic cell death through the mitochondrial pathway involves the oxidation of cardiolipin, release of cytochrome c from the mitochondria, and activation of the caspase cascade. Critical in this process is the opening of the mitochondrial outer membrane pores allowing the escape of cytochrome c which then activates the caspase cascade that causes apoptosis. By both direct action and indirect signaling, we believe that the ROS generated by elesclomol treatment causes the opening of the mitochondrial pores and the release of cytochrome c. The effect of elesclomol on the Bcl-2 family of apoptosis regulators may be of particular interest. ROS causes a change in the conformation of the pro-apoptotic protein Bax, leading to its association with the mitochondria and the opening of the pores. Much academic and industry research has focused on inhibiting anti-apoptotic proteins such as Bcl-2 and XIAP. These proteins act to block the opening of the pores, and thereby suppress apoptosis induced by many anti-cancer agents. We believe that elesclomol treatment causes a decrease in the level of these anti-apoptotic proteins.

        By activating multiple apoptosis signaling pathways, activating pro-apoptotic Bax, and inhibiting anti-apoptotic Bcl-2 family members, we believe that elesclomol delivers a powerful apoptotic signal. Importantly, these activities appear to facilitate the ability of other cancer drugs to induce the opening of the mitochondrial pores leading to apoptosis. In this way, we believe that elesclomol can drive apoptosis in the presence of another cancer drug which may be delivering an apoptotic signal that is below the threshold needed to activate death or normally may be effectively blocked by anti-apoptotic proteins. We have shown in preclinical in vivo models that elesclomol significantly enhanced the anti-tumor activity of paclitaxel, docetaxel, rituximab, and gemcitabine, while adding minimal additional toxicity. Efficacy has been demonstrated in a variety of animal models of cancer, including breast, lung, lymphoma, colorectal, cervical carcinoma and melanoma.

        We believe that this mechanism of apoptosis induction is highly cancer selective. Since normal cells have far lower baseline ROS levels and higher antioxidant capacity, they do not experience the oxidative stress and apoptosis induction seen in cancer cells treated with elesclomol. Our preclinical safety studies showed that the addition of elesclomol added little or no toxicity to that seen with paclitaxel alone, and that elesclomol has a relatively high therapeutic index, or margin between effective dose and toxic dose. We believe that the favorable safety profile that has been observed preclinically and clinically with elesclomol is due to the pronounced difference between cancer cells and normal cells in their respective ability to withstand such an increase in oxidative stress.

        We believe that elevated oxidative stress is one of the most fundamental features that differentiates cancer cells from normal cells. By taking advantage of this fundamental difference, elesclomol may offer the potential for a novel anti-cancer approach that is broadly effective across cancer types in conjunction with ROS-sensitive chemotherapeutics such as paclitaxel, while maintaining an attractive safety profile.

Phase 2b Clinical Data in Metastatic Melanoma

        Melanoma is the deadliest type of skin cancer and is the sixth most commonly diagnosed cancer in the United States. The National Cancer Institute has estimated that the prevalence of melanoma in the United States, or the number of patients alive who have been diagnosed with the disease, currently is more than 660,000. The American Cancer Society estimates that in 2008 the incidence or number of newly diagnosed cases, of melanoma in the United States will be approximately 62,500, with 8,400 deaths from the disease.

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

        Our Phase 2b clinical trial of elesclomol in metastatic melanoma enrolled a total of 81 metastatic melanoma patients at 21 centers in the United States. This clinical trial was conducted in a double-blind, randomized, controlled fashion and compared the effects of elesclomol in combination with paclitaxel, a widely used chemotherapy, versus paclitaxel alone. The primary endpoint for assessing efficacy was PFS. PFS is calculated for each patient by measuring the time from the patient's assignment to a treatment group in the trial until a PFS event, which is the earlier of tumor progression or death.

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

        Including this Phase 2b trial, we had generated safety data for approximately 300 patients from over 50 medical centers in the United States and Canada. These safety data suggested that elesclomol was well tolerated.

Elesclomol Regulatory Events

        In November 2006, we received Fast Track designation from the FDA, for the development of elesclomol for the treatment of metastatic melanoma. Although Fast Track review does not affect the standards for approval, the FDA attempts to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug. In December 2007, we received orphan drug designation for elesclomol in this indication in the United States from the FDA. Orphan drug status is designed to encourage biotechnology and pharmaceutical companies to develop drugs for rare diseases affecting fewer than 200,000 people in the United States by providing seven years of market exclusivity following approval.

The SYMMETRY Phase 3 Clinical Trial

        Based on the results of our Phase 2b trial, in the third quarter of 2007, we initiated a global, pivotal Phase 3 clinical trial of elesclomol in metastatic melanoma, called the SYMMETRY trial. The SYMMETRY trial was being conducted under the terms of a Special Protocol Assessment, or SPA, agreed to by the FDA. The SPA process provides for a written agreement between a clinical trial sponsor and the FDA that the proposed design and planned analyses of the clinical trial is sufficient to support regulatory approval of a drug candidate, unless public health concerns unrecognized at the time of the protocol assessment become evident.

        The SYMMETRY trial was a double blind study calling for target enrollment of 630 patients to be treated with a combination of elesclomol and paclitaxel or paclitaxel alone. In early February 2009, we achieved our enrollment target of 630 patients in the SYMMETRY trial. In late February 2009, the DMC reported to us at that time that while the primary endpoint of PFS showed trends that favored the elesclomol arm of the study; early analysis of the secondary OS endpoint favored the control arm. The DMC report noted that the DMC "cannot be sure whether this is an adverse treatment effect, an effect of differing post-progression (off-study) treatments or a chance effect not relating to the study drugs at all" and that this was a "paradoxical outcome" not foreseen prior to study initiation. The DMC also noted in its report that the OS for the elesclomol arm is in the range of what one would expect for survival rates in large, multinational trials in metastatic melanoma; while the overall survival for the control arm was somewhat longer than would be expected. Of note is that the OS data from the SYMMETRY trial are not yet mature, in that a relatively small fraction of the total survival events have occurred, meaning that OS results from this trial may change over time. We expect the survival data to mature by the end of 2009.

        Based on these observations, the DMC recommended that unblinded data be released to us, and that we provide appropriate notification to investigators and patients in order that they could jointly make informed decisions on whether to continue therapy. Following our review of the data and further discussion with the DMC, we decided to suspend the SYMMETRY trial and our other ongoing elesclomol trials, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. We also notified the FDA, of the SYMMETRY trial findings and our decision to suspend all ongoing trials. Following our report to the FDA, the FDA concurred with our decision, and placed each of these trials on clinical hold.

        In our analysis of the SYMMETRY trial results to date, we have not identified any elesclomol-specific target organ toxicities or adverse events related to elesclomol that might explain an imbalance of deaths between the two arms. We and our partner for the elesclomol program, GSK, are currently investigating a number of aspects related to the SYMMETRY trial results that will inform our choices for future direction of this program, including whether or not to restart the program in melanoma and/or other cancer indications.

        Prior to suspension of the SYMMETRY trial, we had initiated clinical trials in the following settings. Currently, these studies are suspended pending the outcome of our investigation of the SYMMETRY trial results:

  •
  Prostate cancer.  In November 2008, we treated our first patient with advanced stage prostate cancer in a Phase 1/2 clinical trial of our water-soluble, sodium salt formulation of elesclomol, or elesclomol sodium, in combination with docetaxel. This trial was designed to be an open-label, dose-escalation/dose response study of elesclomol sodium in combination with a fixed dose of docetaxel and concomitant prednisone in patients with metastatic hormone refractory disease. In total, prior to suspending the trial in February 2009, four patients were treated, of which three were evaluable for response, as measured by lowering of prostate-specific antigen, or PSA. All three of these patients showed a greater than 50% reduction of PSA.

  •
  Solid cancers (monotherapy).  In January 2009, we treated our first patient in an open-label Phase 1 dose escalation study of elesclomol sodium as a single agent in patients with advanced solid tumors that are metastatic or unresectable. Objectives of this study include characterizing the safety and tolerability of elesclomol sodium administered once weekly as a single agent, determining the pharmacokinetics of elesclomol sodium, and evaluating anti-tumor activity. In total, two patients were treated prior to suspending the study.

GSK Elesclomol Alliance

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol, or the GSK Agreement. In the United States, we and GSK jointly develop and commercialize elesclomol. Outside the United States, GSK is responsible for regulatory filings and commercialization of elesclomol. We are responsible for and fund activities related to seeking FDA approval of elesclomol for the treatment of metastatic melanoma. GSK pays the majority of total worldwide development costs for elesclomol; we pay a modest proportion. GSK is responsible for the manufacturing of elesclomol.

        Under the GSK Agreement, we are eligible to receive up to $1.01 billion in milestone and other payments, share 40-50% of the profits and losses from sales in the United States, and receive double-digit tiered royalties from sales outside of the United States. The milestone payments include $585 million in pre-commercial milestone payments—which are related to operational progress, clinical progress, or regulatory filings and outcomes—and $300 million in sales milestones. To date, we have received $130 million in non-refundable payments from GSK, which include an $80 million upfront cash payment in 2007, $40 million in milestone payments in 2008 and $10 million in milestone payments in 2009.

        GSK may terminate the agreement upon not less than three months' written notice at any time prior to the date of first commercial sale of elesclomol and not less than six months' written notice at any time on and after such date. Under the terms of the agreement, if GSK elected to terminate, all rights to the elesclomol program would be returned to us and we may continue to develop elesclomol alone or with another partner. In such case, we would owe a small royalty to GSK on future sales of elesclomol. We are currently working with GSK to evaluate the data from the SYMMETRY trial to determine if we should continue the development of elesclomol or terminate the program. To date, GSK has not notified us of any intent to terminate the GSK agreement.

STA-9090

        STA-9090 is a novel, small molecule Hsp90 inhibitor drug candidate that we are developing for the treatment of a variety of cancers. STA-9090 has a unique chemical structure that is distinct from 17-AAG (geldanamycin) and other ansamycin derivatives. In preclinical studies, STA-9090 has shown the ability to inhibit multiple kinases with comparable potency to, and a broader activity profile than, specific kinase inhibitors such as imatinib (Gleevec), erlotinib (Tarceva), and sunitinib (Sutent). In addition, STA-9090 has shown potency 10 to 100 times greater than the ansamycin family of Hsp90 inhibitors, as well as activity against a wider range of kinases. In in vivo models, STA-9090 has shown strong efficacy in a wide range of cancer types, including cancers resistant to Gleevec, Tarceva, and Sutent. We believe that this creates a distinct activity profile for STA-9090 and is a competitive advantage.

STA-9090's Mechanism of Action

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

STA-9090 Ongoing Clinical Trials

        We are currently enrolling patients in two Phase 1, open-label studies in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on once- and twice-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these studies will be assessed for tumor response based on the industry standard Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. We also recently initiated a Phase 1/2 open-label clinical study of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. Later in 2009, we plan to initiate a Phase 2 trial in hematologic cancers with a once-a-week dosing schedule as well as one or more Phase 2 studies in solid-tumor cancers.

        In our Phase 1 solid-tumor trials, we have escalated multiple dose-level cohorts in each study and have to date observed an acceptable safety profile. We have also seen biomarker activity that has increased with increasing doses of STA-9090. In addition to the acceptable safety profile and encouraging signs of biological activity, we have seen two confirmed responses, as defined by RECIST criteria, and a number of cases of prolonged stable disease. These responses and cases of stable disease occurred in a patient population that is generally refractory or resistant to treatments with other agents. We believe that these data are encouraging, suggest clinical activity of STA-9090 and support continued evaluation of STA-9090 in further studies.

Future Development Plans for STA-9090

        The mechanism of action and underlying biology we have observed with this compound suggest a number of specific, promising opportunities for evaluating the potential of STA-9090 to benefit patients. We and our collaborators have shown that STA-9090 is active in a number of models of cancers highly dependent on the client proteins of Hsp90. These models include hematologic cancers; cancers with specific characteristics such as resistance to known kinase inhibitors such as Gleevec, Sutent, and Tarceva; and certain other solid tumor cancers highly dependent on the Hsp90 client proteins. Examples of cancer-associated client proteins of Hsp90 include c-KIT in gastrointestinal stromal tumors, epidermal growth factor receptor (EGFR) in lung cancer, and BCR-ABL in chronic myelogenous leukemia.

        In 2009, we intend to initiate a number of clinical trials to explore the potential benefit of STA-9090 in different cancer types. In the first quarter of 2009, we initiated one Phase 1/2 trial in hematologic malignancies with a twice-per-week dosing schedule, designed both to identify the dose for further study in this population and to evaluate initial signs of activity. We also plan to initiate a Phase 2 study in hematologic malignancies, with a once-per-week dosing schedule, at the MTD determined from our ongoing Phase 1 trial in solid tumors with the once-per-week dosing schedule. In addition, we plan to initiate one or more Phase 2 trials in certain solid tumor cancers later this year. The specific choice of cancer indications and trial designs for these indications will be determined based on discussions with our clinical collaborators and further analysis of the results from our ongoing trials.

        We expect to present data from this program at scientific and medical meetings and in peer-reviewed journals later this year.

2nd Generation Hsp90 Inhibitors

        Earlier this year, we initiated preclinical development of a follow-on, small molecule, injectable Hsp90 inhibitor. This compound has a unique chemical structure that we believe enhances certain desirable properties. In addition, we are currently working on a new series of Hsp90 inhibitor compounds that may be orally administered. These compounds are in the lead optimization stage.

STA-9584

        STA-9584 is a novel, injectable, small molecule compound that disrupts the blood vessels that supply tumors with oxygen and essential nutrients. In preclinical testing, STA-9584 has been shown to target both new and established tumor blood vessels, in contrast to the mechanism of action of angiogenesis inhibitors such as Avastin, which only prevent the formation of new tumor vasculature. STA-9584 has shown strong anti-tumor activity in a broad range of preclinical cancer models, including prostate, lung, breast, melanoma, and lymphoma. This program is currently in preclinical development.

STA-9584's Mechanism of Action

        STA-9584 is among a class of compounds known as Vascular Disrupting Agents, or VDAs. In preclinical models, we have observed that STA-9584 efficiently kills both cancer cells in tumors, as well as the endothelial cells that form blood vessels in tumors, without affecting the vasculature of non-tumor tissues. Because STA-9584 appears to be highly potent and possess a mechanism that is different from many other classes of anti-cancer agents, we believe that STA-9584 has the potential to be used in both single-agent and combination settings in the clinic.

        We believe that the inhibition of angiogenesis and disruption of existing tumor vasculature is a compelling therapeutic approach, as it effectively prevents transport of oxygen and essential nutrients needed by the tumor and can lead to tumor shrinkage, and possibly, complete tumor eradication. First generation angiogenesis inhibitors, such as Avastin, work primarily by preventing the formation of new tumor vessels. In contrast, STA-9584's anti-vasculature effects are two-fold: disrupting both new and established tumor vessels. We believe that STA-9584's more complete anti-vasculature mechanism, in combination with an independent ability to directly kill cancer cells, may increase the potential anti-cancer activity of this compound versus first generation angiogenesis inhibitors and other endothelial cell-targeted agents.

Our Inflammatory Disease Programs

        We have one clinical-stage program and one preclinical-stage program focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

Inflammatory Disease Background

        Inflammatory diseases are typically caused by aberrant activity of the immune system. The immune system normally protects the body from injury and infection, but in autoimmune diseases it attacks and damages the body's own tissues. Major autoimmune diseases include rheumatoid arthritis, psoriasis, Crohn's disease, and multiple sclerosis.

        Despite the availability of numerous therapeutic options for these diseases, inflammatory diseases remain major causes of impairment of daily activities, reduced quality of life, significant disability, and sometimes death. Current therapeutic treatments for chronic inflammatory diseases have the potential to cause musculoskeletal, endocrine, neurologic, and metabolic side effects, which can limit their long-term use. The limitations of conventional treatments, together with a growing understanding of the pathogenesis of inflammatory diseases, have stimulated significant interest in the development of targeted immune modulators for the management of chronic inflammatory diseases.

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

Apilimod Mechanism of Action

        Apilimod selectively inhibits production of the cytokines IL-12 and IL-23. The IL-12 cytokine is an important "master switch" that triggers the immune response of the T cell known as T helper type 1, or Th1. T cells play a critical role in the coordination of the body's immune response, and while Th1 cells are normally involved in the body's defense against intracellular attack by bacteria and other micro organisms, an overactive Th1 response can lead to various autoimmune or inflammatory diseases including Crohn's disease, psoriasis, rheumatoid arthritis, multiple sclerosis, and common variable immunodeficiency, or CVID. The IL-23 cytokine is critical to the generation of a class of T cells known as Th17, which produce other pro-inflammatory proteins such as IL-17, which are critical in driving chronic inflammation. We believe that the clinical trial results observed with anti-IL-12/23 antibody therapies validate the inhibition of IL-12/23 activity as a promising approach for the treatment of inflammatory and autoimmune diseases.

Apilimod Ongoing Clinical Trial

        We are currently conducting a Phase 2a clinical trial of apilimod in patients with rheumatoid arthritis, or RA. The RA study completed initial enrollment of 22 patients and the preliminary results showed encouraging biomarker and clinical signals suggesting activity of apilimod in this indication. We have elected to enroll an additional cohort in this trial to explore a higher dose of apilimod. We expect to have results from this higher dose cohort in the second half of 2009.

Future Development Plans for Apilimod

        We are also exploring the possibility of using apilimod in a topical formulation to treat inflammatory diseases of the skin, such as psoriasis. We have developed a promising prototype formulation and expect to have proof-of-concept studies conducted in animals during the second half of 2009.

2nd Generation IL-12/23 Inhibitors

        In addition to apilimod, we have also identified several other small molecule IL-12/23 inhibitors that we believe have comparable activity to apilimod with significantly improved pharmaceutical properties. We believe that these new compounds represent a promising opportunity to develop next generation drug candidates that could be administered orally at higher doses than apilimod and potentially address a wider range of serious inflammatory diseases with high unmet medical needs.

CRACM Ion Channel Inhibitors

        We have developed novel, small molecule inhibitors of calcium release activated calcium modulator, or CRACM, ion channels expressed on immune cells. The CRACM ion channel is the primary route for calcium entry into T cells and other immune cells, regulating multiple immune cell processes important for initiating and maintaining an inflammatory immune response. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. This program is in the lead optimization stage. In December 2008, we entered into a global partnership with Roche to further develop our CRACM inhibitors. We currently have one compound in preclinical development and are targeting Phase 1 initiation in 2010.

        We also have additional CRACM inhibitors in lead optimization. Because there are a number of CRACM ion channel targets on immune cells, we believe that our next generation CRACM inhibitor compounds could potentially apply to different immune system diseases and address distinct therapeutic areas, such as RA, allergy/asthma, and transplant rejection.

About Ion Channel Therapeutics

        Ion channels, the gateways in cell membranes that regulate the flow of ions into and out of cells, play important roles in cell signaling. Certain ion channels allow electrically excitable cells, such as neurons or muscle cells, to discharge. Drugs that modulate these ion channels have proven to be a successful therapeutic category, with dozens of such drugs on the market and commonly prescribed for the treatment of various neurological and cardiovascular disorders. Our research program targets an ion channel known as the CRACM channel, which is believed to play a key role specifically in immune cells rather than in neurons or muscle cells. CRACM channels regulate the calcium signaling pathway driving immune cell activation and secretion of TNF-alpha, IL-2, and other inflammatory factors. The therapeutic importance of inhibiting this calcium signaling pathway has been demonstrated through clinical experience with calcineurin inhibitors, such as cyclosporine, which are potent immunomodulators but have significant toxicities due to the broad role calcineurin plays in non-immune cells. In contrast to calcineurin, CRACM channels are believed to be critical exclusively to immune cell function. CRACM inhibitors therefore have the potential to achieve potent anti-inflammatory activity with an improved safety profile, creating a new category of disease-modifying agents comparable to biologic agents, such as TNF-alpha inhibitors, but orally available.

Roche CRACM Inhibitor Alliance

        In December 2008, Synta and Roche formed a strategic alliance, or the Roche Agreement, to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The goal of this program is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis, asthma, chronic obstructive pulmonary disease (COPD), allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. Under the terms of the Roche Agreement, Roche will fund research and development to be conducted by us, which includes discovery and certain early development activities for our novel CRACM inhibitors. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of this research period. We retain certain co-development and co-promotion rights. All preclinical, clinical, and commercial costs will be paid by Roche.

        The financial terms of the Roche Agreement include a $16 million non-refundable upfront license fee that we received in January 2009, and reimbursement by Roche of all research, preclinical development, and clinical development costs that will be incurred by us for the program. These costs include $9 million in committed research support over the initial two year research period. In addition to the committed research support, and preclinical and clinical cost reimbursement, we are eligible to receive milestone payments and royalties for products developed as a result of this collaboration. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

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

  •
  Robust in vivo testing capabilities.  We have substantial in vivo testing facilities that we use for evaluating the safety, efficacy, and pharmaceutical properties of our compounds, including absorption, distribution, metabolism, elimination, and toxicology properties. These facilities are equipped for detailed experimental measurements and surgical tasks, such as the rodent microsurgery we use for sophisticated toxicology assessments. We have experience with a wide range of animal models of disease, including multiple models in cancer, inflammatory diseases and metabolic diseases. We believe the ability to complete early testing of compounds in vivo, internally and without dependence on third parties, is a valuable advantage in our ability to rapidly optimize the pharmaceutical properties of our most promising compounds.

  •
  Multi-functional chemistry capabilities.  We possess a full range of chemistry capabilities, including medicinal chemistry, analytical chemistry, physical chemistry, process development and computational chemistry. Our approach to medicinal chemistry applies the rigorous exploration of permutations of biologically active molecular components to optimize lead compounds. Our in-house process development capability of characterizing and specifying manufacturing processes for our compounds allows us to reduce dependence on third parties and is an important advantage in our ability to successfully commercialize our drug candidates.

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

        The starting materials and reagents required for synthesizing our drug candidates and preclinical compounds are commercially available from multiple sources. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods, and specifications, designed to ensure that our drug candidates are manufactured in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and other applicable domestic and foreign regulations. We have selected manufacturers that we believe comply with cGMP and other applicable regulatory standards. We do not currently expect to manufacture cGMP material internally for our clinical trials nor undertake the commercial scale manufacture of our drug candidates after approval. We will discuss with our current suppliers and other third party manufacturers the long-term supply and manufacture of these and other drug candidates we may develop.

Elesclomol Manufacturing

        We are using several different manufacturers for various process steps in the preparation of elesclomol drug product. Although we believe that most of these steps are routine and can be accomplished by other possible manufacturers, the powder filling step involves highly specialized processing, including the automated filling of vials with elesclomol API. We believe that our selected manufacturer for this step may be one of a limited number of third party contract manufacturers currently capable of conducting this process on our behalf. We have entered into an agreement with this third-party manufacturer that we believe is sufficient for our current requirements.

        Under the terms of the GSK Agreement, GSK is responsible for commercial manufacturing of elesclomol API and drug product.

Sales and Marketing

        We currently have no sales or distribution capabilities as such, in order to commercialize any of our drug candidates. We will need to develop these capabilities internally or through collaboration with third parties.

Competition

        The development and commercialization of new drugs is highly competitive. We will face competition with respect to all drug candidates we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity. The efficacy and safety profile of our drug candidates relative to competitors will depend upon the results of our clinical trials and experience with the approved product in the commercial marketplace. For risks associated with competition, see "Risks Related to Our Industry—Our market is subject to intense competition…" under "Risk Factors" below in Part I, Item 1A of this Form 10-K.

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

        As of March 20, 2009, our patent portfolio had a total of 710 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of elesclomol and apilimod. We own or have exclusively licensed a total of 30 issued U.S. patents and 97 U.S. patent applications, as well as 583 foreign counterparts to these patents and patent applications. With respect to elesclomol, we have two issued U.S. patents that claim the chemical structure of elesclomol that expire no earlier than 2022. Both of these issued U.S. patents also claim related chemical structures, pharmaceutical compositions, and methods for treating a subject with cancer. In addition, we have an issued U.S. patent claiming the salt form of elesclomol that expires no earlier than 2025. We have also filed several U.S. patent applications that have the potential to extend the patent life of elesclomol, including U.S. patent applications claiming aspects of the treatment regimen for metastatic melanoma which, if issued, would expire no earlier than 2026.

        With respect to apilimod, we have two issued U.S. patents that claim the chemical structure of apilimod and methods for treating specific disorders using apilimod, respectively. These patents expire no earlier than 2021.

        We have pending U.S. patent applications covering compositions-of-matter, methods of treatment and other aspects of our STA-9090, 2nd generation Hsp90 inhibitor, 2nd generation IL-12/23 inhibitor, STA-9584 and CRACM ion channel programs. The patent term of our U.S. patents may potentially be extended under applicable law or regulations, such as the Patent Term Restoration Act. Counterpart filings to these patents and patent applications have been made in a number of other jurisdictions, including Europe and Japan.

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

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with Good Clinical Practices regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Each new clinical protocol must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.

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

        On occasion, the FDA may suggest or the sponsor of a clinical trial may decide to use an independent DMC to provide advice regarding the continuing safety of trial subjects and the continuing validity and scientific merit of a trial. In 2006, the FDA published a final Guidance for Clinical Trial Sponsors on the Establishment and Operations of Clinical Trial Data Monitoring Committees in which it describes the types of situations in which the use of a DMC is appropriate and suggests how a DMC should be established and operate. DMCs evaluate data that may not be available to the sponsor during the course of the study to perform interim monitoring of clinical trials for safety and/or effectiveness and consider the impact of external information on the trial. They often make recommendations to the sponsor regarding the future conduct of the trial.

        Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

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

  Pediatric Exclusivity

        Section 505(a) of the FDCA, as amended by the FDA Amendments Act of 2007, permits certain drugs to obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

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

Reimbursement

        Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposes requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate any policies for public or private payors, it is not clear what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. Decreases in third party reimbursement for our product candidates or a decision by a third party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

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

Employees

        As of March 20, 2009, we had 129 full time employees, including a total of 58 employees who hold M.D. or Ph.D. degrees. 97 of our employees are primarily engaged in research and development activities, and 32 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        Since inception we have incurred significant operating losses and, as of December 31, 2008, we had an accumulated deficit of $392.7 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the previously announced restructuring;

  •
  wind-down the suspended SYMMETRY trial;

  •
  evaluate the data from the recently suspended Phase 3 SYMMETRY trial of elesclomol and determine in conjunction with our partner, GSK, whether to continue development of elesclomol or to terminate the development program;

  •
  complete the ongoing and contemplated Phase 1, Phase 1/2 and Phase 2 clinical trials of STA-9090 in solid tumors and hematologic cancers and initiate additional clinical trials of STA-9090, if supported by the earlier stage clinical trial results;

  •
  complete preclinical development of our second generation Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by positive preclinical data;

  •
  complete the current Phase 2a clinical trial of apilimod for the treatment of rheumatoid arthritis, or RA, and possibly initiate additional Phase 2 clinical trials of apilimod in RA or other inflammatory disease indications;

  •
  advance our CRACM inhibitor program into preclinical development and possibly into clinical trials, if supported by positive preclinical data and consistent with our obligations under our collaboration and license agreement, or the Roche Agreement, with Hoffmann-La Roche, or Roche;

  •
  discover, develop, and seek regulatory approval for backups of our current drug candidates and other new drug candidates;

  •
  identify additional compounds or drug candidates and acquire rights from third parties to those compounds or drug candidates through licenses, acquisitions or other means; and

  •
  commercialize any approved drug candidates.

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

        We commenced operations in July 2001. Our operations to date have been limited to organizing and staffing our company, acquiring, developing, and securing our technology, and undertaking preclinical studies and clinical trials of our drug candidates. We have not yet demonstrated an ability to obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or had previously discovered, developed, and/or commercialized an approved product.

If we fail to obtain the funding necessary to support our operations, we will be unable to successfully develop and commercialize our lead drug candidates.

        Although we have raised substantial funding to date, we will require additional funding in order to complete clinical development and commercialize our current drug candidates and to conduct the research and development and clinical and regulatory activities necessary to bring any future drug candidates to market. Our future funding requirements will depend on many factors that are currently unknown to us, including:

  •
  our determination, based on the ongoing analysis of the data from the recently suspended Phase 3 SYMMETRY trial, to continue the development of elesclomol or to terminate the development program;

  •
  our ability to fulfill our obligations under and otherwise maintain the GSK Agreement and for GSK to satisfy its obligations under the GSK Agreement, including payment of funding obligations and milestone payments;

  •
  the progress and results of our ongoing Phase 1 and Phase 1/2 clinical trials of STA-9090, any additional Phase 1 or Phase 2 clinical trials of STA-9090 we may initiate and any later-stage clinical trials we may initiate in the future based on the results of the earlier stage clinical trials;

  •
  the results of our preclinical studies of STA-9584 and testing of our CRACM inhibitors, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

  •
  our ability to fulfill our obligations under and otherwise maintain the Roche Agreement and for Roche to satisfy its obligations under the Roche Agreement, including payment of funding obligations and milestone payments;

  •
  the costs, timing, and outcome of regulatory review of our drug candidates;

  •
  the progress and results of the current Phase 2a clinical trial of apilimod for the treatment of RA and any future clinical trials we may initiate for RA or other inflammatory disease indications;

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

  •
  the costs to satisfy our obligations under potential future collaborations; and

  •
  the timing, receipt, and amount of sales or royalties, if any, from elesclomol, apilimod, STA-9090, STA-9584, our CRACM inhibitors and our other potential products.

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

        Based on our current operating plans, we expect our existing funds, including the $16 million upfront license payment under the Roche Agreement that was received in January 2009 and the $10 million operational milestone payment under the GSK Agreement that was received in March 2009, together with research and development reimbursements and approximately $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements anticipated under the Roche agreement, will be sufficient to fund operations for approximately two years. While we believe that the milestone payments from Roche will be received as forecasted, we have contingency plans in place should the receipt of the milestone payments be delayed or not achieved at all or if clinical progress in our various programs does not progress as expected, which plans focus on the reduction of spending on less critical research and development activities.

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

        We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders' ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Pursuant to the terms of the GSK Agreement, GSK may, subject to our agreement, purchase up to $45 million of our common stock in two separate tranches upon the future achievement of specified development and regulatory milestones related to the development of elesclomol. However, we have recently suspended all clinical development related to elesclomol, and we are in the process of determining, along with GSK, whether to continue the development of elesclomol or to terminate the development program. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Suspension of the Phase 3 SYMMETRY trial of elesclomol could significantly affect our growth and our business prospects.

        We have invested a significant portion of our time and financial resources in the development of elesclomol for the treatment of malignant melanoma and other cancer types. During 2008, we spent approximately $60.1 million on the development of elesclomol. In February 2009, we announced that we were suspending the SYMMETRY trial as well as all other ongoing studies of elesclomol following a meeting of the independent Data Monitoring Committee, or DMC. The DMC noted that while the primary endpoint of progression-free survival, or PFS, showed a trend that favored the elesclomol arm of the study; early analysis of the secondary endpoint of overall survival, or OS, favored the control arm. The DMC's report stated that the DMC "cannot be sure whether this is an adverse treatment effect, an effect of differing post-progression (off-study) treatments or a chance effect not relating to the study drugs at all." Based on these observations, the DMC recommended that unblinded data be released to us, and that we provide appropriate notification to investigators and patients.

        We are currently evaluating, along with our collaboration partner, GSK, the data from the SYMMETRY trial in an effort to determine whether or not to continue with the development of elesclomol or to terminate the development program. There can be no assurances that we will continue the development of elesclomol, or if we do continue development, that elesclomol will prove effective in and be approved for treating melanoma or any other forms of cancer. Our inability to continue to develop elesclomol given the results of the SYMMETRY trial would affect our growth and impact various aspects of our business and our plans for the future.

Our success is largely dependent on the success of our current clinical-stage drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of our clinical-stage drug candidates, elesclomol, apilimod, STA-9090 and

STA-9584. In February 2009, we announced that we were suspending the development of elesclomol based on an analysis by the DMC of the data from our Phase 3 SYMMETRY trial. We are currently evaluating the data from this trial along with our collaboration partner GSK in an effort to determine whether to continue the development of elesclomol or to terminate the development program. The future success of our drug candidates will depend on several factors, including the following:

  •
  our ability to provide acceptable evidence of their safety and efficacy;

  •
  receipt of marketing approval from the FDA, and any similar foreign regulatory authorities;

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

  •
  approval or use of competitive products in the indications for which we will market our drug candidates;

  •
  validation of the molecular targets or mechanisms of action of our drug candidates by us or by third parties;

  •
  approval of reimbursement in foreign countries with centralized health care; and

  •
  acceptance of any approved drug in the medical community and by patients and third-party payors.

Many of these factors are beyond our control. Accordingly, there can be no assurance that we will ever be able to generate revenues through the sale of an approved product or through strategic collaborations based on our products.

If we do not obtain the required regulatory approval, we will be unable to market and sell our drug candidates.

        Elesclomol, apilimod, STA-9090, STA-9584, and any other drug candidates we may discover or acquire and seek to commercialize are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the drug candidate. We initiated clinical development of elesclomol, apilimod and STA-9090 in 2002, 2003 and 2007, respectively, and thus far, these drug candidates have been studied in only a relatively small number of patients. The SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma, met its enrollment target of 630 patients in February 2009. However, shortly after meeting this target, we announced that we were suspending the development of elesclomol. We are currently evaluating the data from this trial along with our collaboration partner, GSK, in an effort to determine whether to continue the development of elesclomol or to terminate the development program. Apilimod is currently in Phase 2a clinical trials for the treatment of RA. We initiated two Phase 1 clinical trials of STA-9090 in solid tumors and one Phase 1/2 trial of STA-9090 in hematologic cancers, with a Phase 2 trial in hematologic cancers to be initiated in the third quarter of 2009. STA-9584 is in preclinical development.

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

  •
  the results may not confirm the positive results of earlier clinical trials; and

  •
  the results may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA or other regulatory agencies for marketing approval.

        Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market a commercial product, any such approval may be subject to limitations on the indicated uses for which we may market the product.

Assuming that we decide to continue the development of elesclomol, if the current formulation and method of administering elesclomol is not commercially feasible, we may not be able to commercialize elesclomol without reformulation and conducting additional clinical trials.

        Until the fourth quarter of 2008, except for a human bridging study utilizing the salt form of elesclomol, all of our clinical trials, including the Phase 3 SYMMETRY trial, were conducted using the free acid form of elesclomol. Because this free acid form of elesclomol is not water soluble, prior to administration, it must be dissolved in an organic solvent. In the completed Phase 2b clinical trial in metastatic melanoma, this was achieved by combining the elesclomol with a volume of organic solvent included in the paclitaxel solution and agitating the resulting mixture with a sonication machine. Once the elesclomol was fully dissolved, the resulting solution was added to the remaining paclitaxel solution, and the combined elesclomol/paclitaxel solution was administered to the patient. Prior to the SYMMETRY trial, we made certain improvements to the process for preparing the active pharmaceutical ingredient, or API, and drug product of elesclomol, such that elesclomol was dissolved in the paclitaxel solution without sonication. We believe these procedures replicated the results of the prior methods and were suitable for preparing drug product for clinical trials and commercialization. These procedures were used in our SYMMETRY trial. Among other aspects of the SYMMETRY trial, we are currently evaluating whether changes in the manufacturing process may have contributed to the difference in results of the Phase 3 SYMMETRY trial as compared to the Phase 2b clinical trial in metastatic melanoma.

        In addition, in order to use the free acid form of elesclomol with other oncology products, including taxanes other than paclitaxel, it must be dissolved in an organic solvent, which may cause additional toxicity due to the presence of the organic solvent. Accordingly, if we determine to continue the development of elesclomol, the free acid form of elesclomol may not prove to be commercially feasible, in which case substantial time and effort will need to be devoted to the identification, testing (including clinical trials) and manufacturing of new elesclomol formulations. We have developed a water-soluble sodium salt form of elesclomol, or elesclomol sodium, that does not need to be dissolved in an organic solvent and therefore may be used more easily with other oncology products or potentially, as a stand alone agent without need for an organic solvent. However, development of this form of elesclomol will require additional formulation development efforts and clinical studies. We can provide no guarantees that a commercially suitable elesclomol formulation will be feasible.

If we are unable to successfully reformulate STA-9090, it may limit the commercialize potential of this drug candidate, even if approved.

        The current formulation and administration procedures for STA-9090 may be inconvenient or unacceptable to certain patients. These factors may lead to slower enrollment rates in our clinical trials and, if approved, may limit the commercial potential of STA-9090. In addition, to date, we have only produced STA-9090 drug product on a relatively small scale. The current STA-9090 drug product formulation may prove to be challenging to manufacture on a larger, commercial scale, which may add to the cost of manufacture or delay the approval of STA-9090. While we are currently working to reformulate this drug candidate to broaden its commercial potential, the physicochemical properties of STA-9090 may limit the flexibility in formulation development. Accordingly, if we are unable to develop a commercially acceptable formulation using our own know-how or technology, we may need to rely on third party proprietary formulation technology. Such third party formulation development may require significant time and expense. We cannot assure you that our efforts to reformulate STA-9090 will be successful. If we are unable to reformulate STA-9090 and develop a more convenient and acceptable procedure for administration, STA-9090 may have more limited potential target indications and market size.

While we believe that elesclomol's mechanism of action may have applicability to a broad range of solid tumor cancers, most of our clinical trials of elesclomol to date have shown negative or inconclusive results and there can be no assurances that we will continue the development of elesclomol.

        Based on our understanding of the mechanism of action and the preclinical activity we have seen with elesclomol, we believe that elesclomol may have applicability to a broad range of solid tumor cancers. However, other than our Phase 2b clinical trial in metastatic melanoma, the results of our clinical trials of elesclomol have been negative or inconclusive. We have completed Phase 2 clinical trials of elesclomol in sarcoma and non-small cell lung cancer. The results of the soft tissue sarcoma clinical trial did not definitively establish evidence of clinical activity. In the non-small cell lung cancer clinical trial, no improvement was observed in time-to-progression between combination treatment with elesclomol and a standard first-line combination therapy. In addition, in February 2009, we announced that we were suspending the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma. Although we are currently analyzing data from these trials to assess the future development of elesclomol in melanoma and other cancer types, there can be no assurances that we will continue the development of elesclomol in these indications, or at all, or that elesclomol will prove effective in and be approved for treating these or other forms of cancer.

Because our drug candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

        We have no drug candidates that have received regulatory approval for commercial sale. We do not expect to have any commercial products on the market in the foreseeable future, if at all. We are exploring human diseases at the cellular level and attempting to develop drug candidates that intervene with cellular processes. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a drug candidate may not be replicated in later and larger clinical trials. For example, although preclinical data and Phase 2a clinical trial results suggested that apilimod had activity in psoriasis and Crohn's disease, our Phase 2b clinical trials of apilimod in those indications did not demonstrate clinical benefit. In addition, although our Phase 2b clinical trial of elesclomol for the treatment of metastatic melanoma achieved the primary endpoint of increasing progression-free survival, or PFS, and there were no safety issues identified in this trial, we recently announced that we were suspending clinical development of elesclomol due to possible safety concerns identified by the DMC in the SYMMETRY trial, our global, pivotal Phase 3 trial for the treatment of metastatic melanoma. Accordingly, the results from preclinical studies and the completed and ongoing clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage clinical trials.

If clinical trials for our drug candidates are prolonged, delayed or suspended, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. For example, in February 2009, we announced that we were suspending our Phase 3 SYMMETRY trial of elesclomol for the treatment of metastatic melanoma as well as all other ongoing studies of elesclomol. This decision to suspend the clinical development of elesclomol was based on the results of an interim analysis by the independent DMC of the SYMMETRY trial data. The DMC noted that while the primary endpoint of progression-free survival, or PFS, showed a trend that favored the elesclomol arm of the study; early analysis of the secondary endpoint of overall survival, or OS, favored the control arm. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate, including our other clinical drug candidates STA-9090 and apilimod:

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

        Commercialization of our drug candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or the requirement of additional supportive studies by the FDA. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our drug candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

        We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our drug candidates could be limited.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.

        The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing our drug candidates outside the United States vary greatly from country to country and may require additional testing. If we determine to continue the development of elesclomol, under the GSK Agreement, GSK has exclusive responsibility to develop elesclomol outside the United States. W also expect that our future clinical development of apilimod, STA-9090 and other drug candidates will involve a number of clinical trials in foreign jurisdictions, particularly in Europe. We have no experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We or GSK may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our and GSK's ability to develop foreign markets for our drug candidates and may have a material adverse effect on our results of operations and financial condition.

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

        In our completed Phase 2b clinical trial of elesclomol for metastatic melanoma, there were four patients with possible or probable drug-related serious adverse events related to treatment with elesclomol. In addition, in February 2009, we announced that we were suspending our Phase 3 SYMMETRY trial of elesclomol for the treatment of metastatic melanoma as well as all other ongoing studies of elesclomol. This decision to suspend the clinical development of elesclomol was based on the results of an analysis by the DMC of the SYMMETRY trial data. The DMC noted that while the primary endpoint of progression-free survival, or PFS, showed a trend that favored the elesclomol arm of the study; early analysis of the secondary endpoint of overall survival, or OS, favored the control arm. We have also observed significant toxicities in preclinical animal studies of our clinical drug candidate, STA-9090. If significant toxicities occur at a clinical dose of STA-9090 which is not sufficiently efficacious, we may not be able to demonstrate an adequate therapeutic index to obtain regulatory approval for STA-9090. Furthermore, even if we are successful in obtaining regulatory approval for one or more of our drug candidates, as the drug is used in a larger patient population, if the incidence of side effects increases or if other effects are identified:

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

Risks Related to Our Dependence on Third Parties

In 2007, we entered into an agreement with GSK relating to the development and commercialization of elesclomol. If this agreement is unsuccessful or terminated by GSK for any reason, our ability to commercialize elesclomol on a timely basis, or at all, could be affected and our business could be materially harmed.

        On October 8, 2007, we entered into a Collaborative Development, Commercialization and License Agreement with GSK for the joint development and commercialization of elesclomol. We have a limited history of working together with GSK and cannot predict the success of this collaboration. The agreement involves a complex allocation of responsibilities, costs and benefits and provides for milestone payments to us upon the achievement of specified operational progress, positive clinical and regulatory outcomes and sales milestones.

        With respect to responsibilities and control over decisions, we and GSK have established a series of joint committees which will be responsible for the development and commercialization of elesclomol. We have the right, but not the obligation to participate in these various joint governance committees. Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of each of the parties. Each party has ultimate decision making authority with respect to a specified set of issues. For certain other specified issues, the matter must be resolved by consensus of the parties, and for all other issues, the matter must be resolved through arbitration. Accordingly, GSK's failure to devote sufficient financial and human resources to the development and commercialization of elesclomol or the failure of the parties to reach consensus on the conduct of development or commercialization activities with respect to elesclomol may delay its clinical development, which could lead to the delay in payment of clinical and regulatory milestones under the collaboration agreement and may delay commercialization of elesclomol.

        In addition, the agreement provides that GSK may terminate the agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of an elesclomol product and not less than six months' written notice at any time on and after such date. Should GSK elect to terminate the partnership, all rights to the elesclomol program would be returned to us and we would be free to develop elesclomol alone or with another partner. In such case, we would owe a small royalty to GSK on future sales of elesclomol. We are currently working with GSK to evaluate the data from the Phase 3 SYMMETRY trial to determine if we should continue the development of elesclomol or terminate the program. To date, GSK has not notified us of any intent to terminate the GSK Agreement. There can be no assurances that we will agree with GSK as to the future of the program and if we determine to continue the program and GSK determines otherwise, they may terminate the agreement.

        Loss of GSK as a collaborator in the development and commercialization of elesclomol, any dispute over the terms of, or decisions regarding the agreement, including any disputes over the payment of milestone payments or funding obligations of GSK, or any other adverse developments in our relationship with GSK could result in our inability to fully develop and/or commercialize elesclomol, or at all, and could materially harm our business and could accelerate our need for additional capital.

In 2008, we entered into an agreement with Roche relating to the discovery, development and commercialization of our CRACM ion channel inhibitors. If this agreement is unsuccessful or terminated by Roche for any reason, our ability to develop and commercialize a CRACM inhibitor on a timely basis, or at all, could be affected and our business could be materially harmed.

        On December 23, 2008, we entered into a Collaboration and Commercialization and License Agreement with Roche, or the Roche Agreement, for the discovery, development and commercialization of our small-molecule drugs targeting calcium release activated calcium modulator, or CRACM, ion channels expressed on immune cells. We do not have a history of working together with Roche and cannot predict the success of this collaboration. The agreement involves a complex allocation of responsibilities, costs and benefits and provides for milestone payments to us upon the achievement of specified achievements, positive clinical and regulatory outcomes and sales milestones.

        With respect to responsibilities and control over decisions, we and Roche have established a series of joint committees which will be responsible for the development and commercialization of CRACM inhibitors. We have the right, but not the obligation to participate in these various joint governance committees. Under the committee structure, if the committees are unable to reach a decision, the matter is referred to senior executives of each of the parties. Each party has ultimate decision making authority with respect to a specified set of issues. For certain other specified issues, the matter must be resolved by consensus of the parties, and for all other issues, the matter must be resolved through arbitration.

        The Roche Agreement provides for certain termination provisions, under which Roche is obligated to fund a minimum of $9 million in committed research support. Loss of Roche as a collaborator in the development or commercialization of a CRACM inhibitor, any dispute over the terms of, or decisions regarding the agreement, or any other adverse developments in our relationship with Roche could result in our inability to fully develop and/or commercialize a CRACM inhibitor, or at all, and could materially harm our business and could accelerate our need for additional capital. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

We rely on third parties to conduct our clinical trials and nonclinical safety assessment studies, and those third parties may not perform satisfactorily, including failing to meet established timelines for the completion of such clinical trials and studies.

        We do not have the ability to independently conduct clinical trials and certain nonclinical safety assessment studies, particularly those studies conducted under Good Laboratory Practices, or GLP, for our drug candidates, and we rely on third parties such as contract research organizations, medical institutions, and clinical investigators in the case of clinical trials, and contract research organizations in the case of nonclinical safety assessment studies, to perform these functions. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. To date, our contract research organizations and other similar entities with which we are working have performed well; however, if these third parties do not successfully carry out their contractual duties or meet expected timelines, we may be delayed in obtaining regulatory approvals for our drug candidates and may be delayed in our efforts to successfully commercialize our drug candidates for targeted diseases.

We have no manufacturing capacity and depend on third-party manufacturers to produce our clinical trial drug supplies.

        We do not currently operate manufacturing facilities for clinical or commercial production of elesclomol, apilimod or STA-9090, or any of our preclinical drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on third-party manufacturers to supply, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

        Our drug candidates require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards. We provide direct oversight of our contract manufacturing organizations for supply of all clinical drug materials and have put quality agreements in place that we believe are appropriate for our materials. However, we do not have direct control over third party manufacturers' compliance with these regulations and standards and therefore, cannot provide assurance regarding such compliance.

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

We use a single manufacturer for the supply of elesclomol powder- filled vials for clinical trials and potentially, for commercial supply, and the failure of this manufacturer to supply sufficient quantities of elesclomol powder-filled vials could have a material adverse effect on our business.

        We used a single manufacturer for the supply of elesclomol powder-filled vials for the SYMMETRY trial. This process involves highly specialized processing, including the automated filling of vials with elesclomol. We believe that this manufacturer may be one of a limited number of third-party contract manufacturers currently capable of conducting this process on our behalf, and we entered into a clinical supply agreement and a quality agreement with this manufacturer. If we determine to continue the development of elesclomol, any performance failure on the part of this manufacturer, could delay clinical development, regulatory approval or commercialization of elesclomol, which could have a material adverse effect on our business. Moreover, although we believe we have identified a suitable backup manufacturer for elesclomol powder-filled vials, neither GSK nor we have an agreement with this manufacturer for producing this product and there can be no assurance that we will be able to enter into such an agreement on favorable terms, if at all.

We anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA and other regulatory agencies for any of our drug candidates.

        To date, our drug candidates have been manufactured in relatively small quantities for preclinical testing and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA or other regulatory authorities must review and approve. If they are unable to successfully increase the manufacturing capacity for a drug candidate, particularly elesclomol, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

If we do not establish additional collaborations, we may have to alter our development plans.

        Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. Although we have established a collaboration with GSK relating to the joint development and commercialization of elesclomol and a collaboration with Roche relating to the discover, development, manufacturing and commercialization of CRACM inhibitors, our strategy also includes potentially selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our other drug candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenue.

        Although we have entered into a collaborative development, commercialization and license agreement with GSK for elesclomol, we do not currently have robust organization for the sales, marketing, and distribution of pharmaceutical products. If we determine to continue the development of elesclomol, in order to co-commercialize elesclomol in the United States under our arrangement with GSK or market any other products that may be approved by the FDA, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and we may not become profitable.

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

        As of March 20, 2009, our patent portfolio had a total of 710 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of elesclomol and apilimod. We own or have exclusively licensed a total of 30 issued U.S. patents and 97 U.S. patent applications, as well as 583 foreign counterparts to these patents and patent applications. With respect to elesclomol, we have two issued U.S. patents that claim the chemical structure of elesclomol that expire no earlier than 2022. Both of these issued U.S. patents also claim related chemical structures, pharmaceutical compositions, and methods for treating a subject with cancer. In addition, we have an issued U.S. patent claiming the salt form of elesclomol that expires no earlier than 2025. We have also filed several U.S. patent applications that have the potential to extend the patent life of elesclomol, including U.S. patent applications claiming aspects of the treatment regimen for metastatic melanoma which, if issued, would expire no earlier than 2026.

        With respect to apilimod, we have two issued U.S. patents that claim the chemical structure of apilimod and methods for treating specific disorders using apilimod, respectively. These patents expire no earlier than 2021.

        We have pending U.S. patent applications covering compositions-of-matter, methods of treatment and other aspects of our STA-9090, 2nd generation Hsp90 inhibitors, 2nd generation IL-12/23 inhibitors, STA-9584 and our CRACM ion channel program.. The patent term of our U.S. patents may potentially be extended under applicable law or regulations, such as the Patent Term Restoration Act. Counterpart filings to these patents and patent applications have been made in a number of other jurisdictions, including Europe and Japan.

        We have also in-licensed various technologies to complement our ongoing clinical and research programs. These licenses generally extend for the term of the related patent and contain customary royalty, termination, and other provisions. We have license agreements with Beth Israel Deaconess Medical Center and The Queen's Medical Center, Inc. that provide us with the exclusive commercial right to certain patent filings made by Beth Israel and Queen's Medical in the field of ion channels. We do not believe that these license agreements are currently material to our business We also have a non-exclusive license to a U.S. patent assigned to Columbia University that could potentially cover a possible aspect of the elesclomol mechanism. This license is not royalty bearing unless we include specific mechanism language on the label of any approved product, in which case a nominal royalty would be owed.

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

        Even if any of our current drug candidates or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, healthcare payors, patients, and the medical community. Physicians may elect not to recommend these drugs for a variety of reasons including:

  •
  timing of market introduction of competitive products;

  •
  demonstration of clinical safety and efficacy compared to other products;

  •
  cost-effectiveness;

  •
  availability of reimbursement from managed care plans and other third- party payors;

  •
  convenience and ease of administration;

  •
  prevalence and severity of adverse side effects;

  •
  other potential advantages of alternative treatment methods; and

  •
  ineffective marketing and distribution support of our products.

        If any approved drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

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

        For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and disabled and introduced new reimbursement methodologies, based on average sales prices for drugs that are administered in an in-patient setting or by physicians, such as elesclomol, if approved. In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. Although we do not know what the full impact of the new reimbursement methodologies will have on the prices of new drugs, we expect that there will be added pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could be forced to pay substantial damage awards.

        The use of any of our drug candidates in clinical trials, and the sale of any approved products, might expose us to product liability claims. For example, we may face product liability claims by patients treated with elesclomol, whether or not elesclomol harmed the patients in any way. We currently maintain product liability insurance, and we monitor the amount of coverage we maintain as the size and design of our clinical trials evolve and adjust the amount of coverage we maintain accordingly. However, there can be no assurance that such insurance coverage will fully protect us against some or all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm our business.

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

        Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. In addition, any future products that we develop, including our clinical drug candidates, may become obsolete before we recover expenses incurred in developing those products, which may require that we raise additional funds to continue our operations.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

        We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of novel drugs that target cancer and chronic inflammatory diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of cancer and chronic inflammatory diseases. We would expect our drug candidates to compete with marketed drugs and potentially with drug candidates currently under development. Many of our competitors have:

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

        In particular, we believe that our products face the following sources of significant competition:

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

  •
  Drugs that are not approved for the treatment of metastatic melanoma, but are used off-label either alone or in combination to treat the disease, including taxanes, temozolomide, vincristine, carmustine, melphalan, and platinum chemotherapeutics, such as cisplatin and carboplatin.

  •
  Compounds in development for metastatic melanoma. Compounds in clinical development may be grouped into six categories: (1) the kinase inhibitors such as Nexavar, being developed by Bayer and Onyx; and Sutent, being developed by Pfizer; (2) the anti-CTLA-4 monoclonal antibodies, ipilimumab and tremelumimab; (3) the anti-bcl2 antisense oligonucleotide oblimersen sodium; (4) injectable angiogenesis inhibitors, such as Avastin; (5) cancer vaccines such as M-Vax and MDX-1379; and (6) derivatives, analogs, or reformulations of known chemotherapies, such as Abraxane, or other chemotherapies.

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

        Apilimod may also compete with CNTO-1275 currently awaiting approval and ABT-874 currently in a Phase 3 trial for psoriasis, two injectable antibody-based clinical candidates targeting IL-12 that are being developed by Johnson & Johnson and Abbott Laboratories, respectively. We expect that as an oral, small molecule drug, apilimod may prove competitive relative to current and future biologic therapies in manufacturing costs and convenience of administration. We are not aware of any orally administered, selective inhibitors of IL-12 production in clinical trials. Other novel, oral agents in development for inflammatory diseases represent potential competition to apilimod. These include chemokine inhibitors, oral fumarates, and calcineurin inhibitors.

        STA-9090.    If approved, STA-9090 may compete against the currently approved therapies for the treatment of cancers and other cancer treatments currently under development. In particular, STA-9090 may compete with other agents that inhibit Hsp90, including Hsp90 inhibitors from Infinity Pharmaceuticals, BMS/Kosan, BiogenIdec, Novartis/Vernalis, Pfizer, Kyowa Hakko, and Astex.

        STA-9584.    If approved, STA-9584 may compete with the currently approved therapies for the treatment of cancers, and other cancer treatments currently under development, including other vascular disrupting agents, such as ABT-751, being developed by Abbott Laboratories; ASA404, being developed by Novartis/Antisoma; CA4P, being developed by Oxigene; and AVE8062 being developed by Sanofi-Aventis.

        CRACM Ion Channel Inhibitors.    If approved, CRACM inhibitors may compete with the currently approved therapies for the treatment of inflammatory diseases, and other anti-inflammatory treatments currently under development, including other CRACM inhibitors, oral inhibitors of other targets, and biologics approaches.

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

Risks Related to Employee Matters and Managing Growth

Depending upon the final determination with respect to the continued development of elesclomol, we may be forced to significantly reduce our current workforce. Furthermore, we may be unsuccessful in retaining certain key personnel.

        Following the suspension of the SYMMETRY trial, on March 13, 2009, we announced a workforce reduction of approximately 90 positions, to a total of approximately 130 positions, allowing us to operate with current cash reserves for approximately two more years without the need for additional equity financing. If future circumstances dictate we may need to further reduce our current workforce. Accordingly, as a result of such reductions in force, we may be required to continue our ongoing development efforts with a shortage of resources. In addition, the competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. Notwithstanding the reduction in force, we will remain highly dependent on certain officers and employees, including Safi R. Bahcall, Ph.D., our President and Chief Executive Officer, and certain principal members of our executive and scientific teams. All of the agreements with these principal members of our executive and scientific teams provide that employment is at-will and may be terminated by the employee at any time and without notice. Although we currently do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the developments in the elesclomol program and the recent reduction in force may cause certain officers and employees to seek employment elsewhere. The loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market on February 6, 2007 through December 31, 2008, our stock price has fluctuated from a low of $4.29 to a high of $11.25. In addition, between February 27, 2009 (the trading day immediately following the announcement of the suspension of our elesclomol development program) and March 20, 2009, our stock price has been as low as $1.20. Furthermore, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  our determination, based on the ongoing analysis of the data from the recently suspended Phase 3 SYMMETRY trial, to continue the development of elesclomol or to terminate the development program;

  •
  results of our current Phase 2a trial of apilimod in RA or any future clinical trials of apilimod we may initiate;

  •
  results of our current Phase 1 and Phase 1/2 clinical trials of STA-9090, and results from any other future clinical trials of STA-9090;

  •
  results of clinical trials conducted by others on drugs that would compete with our drug candidates;

  •
  failure or delays in advancing STA-9584 or our CRACM ion channel inhibitor program, or other drug candidates we may discover or acquire in the future, into clinical trials;

  •
  failure or discontinuation of any of our research programs;

  •
  developments relating to GSK, Roche, the GSK Agreement, the Roche Agreement or any future collaborations we may enter into, including any disputes or disagreements between us and our collaborators relating to the agreements and the terms thereof;

  •
  issues in manufacturing our drug candidates or approved products;

  •
  regulatory developments or enforcement in the United States and foreign countries;

  •
  developments or disputes concerning patents or other proprietary rights;

  •
  introduction of technological innovations or new commercial products by us or our competitors;

  •
  failure to secure adequate capital to fund our operations, or the issuance of equity securities at prices below fair market price;

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

If the market price of our common stock decreases, we may not be able to maintain our listing on the NASDAQ Global Market.

        Our common stock is listed on the NASDAQ Global Market, and we are subject to a number of continued listing requirements, including that we maintain a market value of our common stock of at least $50 million. Accordingly, if the market value of our common stock is below $50 million for a period of 10 consecutive business days, we would receive a notice of delisting from NASDAQ and would have a period of 90 calendar days from such notification to regain compliance. To regain compliance, the market value of our common stock would need to be at least $50 million for 10 consecutive business days during the 90 day compliance period. Based on the number of shares of our common stock currently outstanding of 33,919,584 shares, we need to maintain a closing bid price of at least approximately $1.48 to maintain a market value of our common stock of at least $50 million. Between February 27, 2009 (the trading day immediately following the announcement of the suspension of our elesclomol development program) and the date we filed this Form 10-K, our stock price has been as low as $1.20, although the market value of our common stock only fell below $50 million for one day during this period. If, however, the price of our common stock decreased and we were to fall out of compliance with the continued listing criteria for the NASDAQ Global Market and could not regain compliance, we would be eligible to switch to the NASDAQ Capital Market if we met the continued listing requirements of that market, which includes a market value of our common stock of at least $35 million. If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our common stock;

  •
  a reduced amount of news and analyst coverage for us;

  •
  a decreased ability to issue additional securities or obtain additional financing in the future; and

  •
  reduced liquidity for our stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        Our operations are based primarily in Lexington, Massachusetts, which is located approximately 10 miles west of Boston, Massachusetts. We currently lease a total of 106,800 square feet of office and laboratory space, including 91,800 square feet in Lexington and 15,000 square feet in the neighboring town of Bedford, Massachusetts. We lease the following properties:

Location	Approximate Square Feet	Use	Lease Expiration Date
45 Hartwell Avenue Lexington, Massachusetts	34,520	Office and Laboratory	November 2011
91 Hartwell Avenue Lexington, Massachusetts	30,220	Office	August 2009
125 Hartwell Avenue Lexington, Massachusetts	27,060	Office and Laboratory	November 2011
45-47 Wiggins Avenue Bedford, Massachusetts	15,000	Office and Laboratory	October 2011

        On March 12, 2009, we committed to a restructuring that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. Accordingly, we are evaluating our facilities needs and anticipate we will consolidate our operations to fewer than four facilities. We have not renewed our lease for our 91 Hartwell Avenue office facility and are reviewing our options for our 47 Wiggins Avenue office and laboratory facility for which its lease provides for termination by us at any time with nine months advance notice.

Item 3.    LEGAL PROCEEDINGS

        We are currently not a party to any material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

2007:	High	Low
First Quarter (from February 6, 2007)	$10.10	$8.07
Second Quarter	10.27	7.92
Third Quarter	9.86	4.93
Fourth Quarter	11.25	6.31

2008:	High	Low
First Quarter	$9.85	$5.91
Second Quarter	8.25	5.90
Third Quarter	10.30	5.48
Fourth Quarter	8.36	4.29

Stockholders

        As of March 20, 2009, there were approximately 80 stockholders of record of the 33,919,584 outstanding shares of our common stock.

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

Unregistered Sales of Securities

        None.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from February 6, 2007 (the first trading date following our initial public offering) to December 31, 2008 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on February 6, 2007 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SYNTA PHARMACEUTICALS CORP.,
NASDAQ BIOTECH AND NASDAQ MARKET INDEX

	2/06/2007	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Synta Pharmaceuticals Corp.	$100.00	$88.78	$91.31	$72.61	$73.71	$89.00	$67.11	$83.83	$67.33
NASDAQ Biotech	$100.00	$93.58	$97.79	$103.68	$98.13	$95.22	$96.34	$100.03	$91.48
NASDAQ Market Index	$100.00	$98.33	$105.74	$109.66	$107.75	$92.32	$92.94	$85.02	$63.91

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

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2008 and 2007, as well as consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)(2)	$8,513	$743	$—	$—	$—
Cost sharing reimbursements, net(1)	(5,898)	—	—	—	—
Grant revenue	—	—	—	—	173

Total revenues	2,615	743	—	—	173
Operating expenses:
Research and development	81,581	52,025	50,503	59,901	38,136
Acquired in-process research and development	—	—	—	—	1,583
General and administrative	14,742	14,934	8,648	11,279	7,383

Total operating expenses	96,323	66,959	59,151	71,180	47,102

Loss from operations	(93,708)	(66,216)	(59,151)	(71,180)	(46,929)
Investment income, net	1,090	2,721	1,881	2,317	995

Net loss	(92,618)	(63,495)	(57,270)	(68,863)	(45,934)
Convertible preferred stock dividends	—	—	1,859	—	—
Convertible preferred stock beneficial conversion feature	—	58,585	—	—	—

Net loss attributable to common stockholders	$(92,618)	$(122,080)	$(59,129)	$(68,863)	$(45,934)

Basic and diluted net loss attributable to common stockholders per share	$(2.75)	$(3.76)	$(2.66)	$(3.09)	$(2.46)
Weighted average shares used in computing basic and diluted net loss per common share	33,736	32,466	22,265	22,253	18,704

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$73,563	$115,577	$46,824	$62,057	$124,968
Collaboration receivable(2)	16,000	—	—	—	—
Working capital	57,898	96,225	36,081	48,476	113,147
Total assets	97,253	122,649	54,789	71,210	132,019
Capital lease obligations, net of current portion	2,012	2,815	3,170	4,259	1,188
Deferred collaboration revenue, net of current portion(1)(2)	114,415	74,166	—	—	—
Convertible preferred stock	—	—	41,820	—	—
Common stock	3	3	2	2	2
Additional paid-in capital	333,862	324,946	234,807	239,029	238,930
Accumulated deficit	(392,671)	(300,053)	(236,558)	(179,288)	(110,425)
Total stockholders' equity (deficit)	(58,791)	24,896	(1,747)	52,477	117,956

(1)
In October 2007, we entered into the GSK Agreement with GSK for elesclomol. See Notes 2 and 9 in the accompanying consolidated financial statements.

(2)
In December 2008, we entered into the Roche Agreement with Roche for our CRACM inhibitor program. See Notes 2 and 10 in the accompanying consolidated financial statements.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

        We are a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have three clinical-stage drug candidates and several drug candidates in the preclinical and discovery stages, each of which has a distinct chemical structure, mechanism of action, and market opportunity. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. In October 2007, we entered into a global partnership, or GSK Agreement, with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates. In December 2008, we entered into a partnership, or Roche Agreement, with Hoffmann-La Roche, or Roche, for our CRACM inhibitor program, which is currently in the lead optimization stage. We retain all rights to our other drug candidates and programs.

        We believe that our demonstrated ability to generate promising new drug candidates from our discovery platform, our ability to effectively enroll and conduct robust clinical trials, and our ability to enter into attractive partnerships with leading multinational pharmaceutical companies are important competitive advantages. We believe that these competitive advantages, together with our current diverse pipeline of drug candidates with distinct chemical structures and mechanisms of action, provide us with both near-term and long-term sustainable growth opportunities.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in raising capital and in the discovery and development of novel drug candidates. Since our inception, we have had no revenues from product sales. We have funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock, $44.7 million in net proceeds from our initial public offering, or IPO, and $120 million in non-refundable payments under the GSK Agreement, including the $80 million upfront payment and $40 million in operational milestones, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $401.4 million through December 31, 2008. We have also generated funds from government grants, equipment lease financings and investment income.

        As of December 31, 2008, we had $89.6 million in cash, cash equivalents, marketable securities and collaboration payments receivable, which includes the $16 million non-refundable upfront payment under the Roche Agreement that was received in January 2009. Also, in January 2009, we achieved a $10 million non-refundable operational milestone under the GSK Agreement, related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009.

        In February 2007, we raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock in our IPO at $10.00 per share. The net offering proceeds to us after deducting approximately $5.3 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $44.7 million. All outstanding shares of our Series A convertible preferred stock and $1.9 million in accumulated dividends on the Series A convertible preferred stock were converted into 6,278,765 shares of common stock upon the completion of the IPO. In accordance with Emerging Issues Task Force, or EITF, No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recorded a non-cash beneficial conversion charge of approximately $58.6 million in February 2007 in connection with the contingent adjustable conversion feature of the Series A convertible preferred stock.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. We have never been profitable and, as of December 31, 2008, we had an accumulated deficit of $392.7 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability and may never do so.

Key Post-2008 Developments

The SYMMETRY Phase 3 Clinical Trial

        On February 26, 2009, we suspended our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, following a meeting of the independent data monitoring committee, or DMC. The DMC noted that while an interim review of the primary endpoint of progression-free survival, or PFS, showed trends that favored the elesclomol arm of the study; the interim analysis of the secondary endpoint of overall survival, or OS, favored the control arm. The DMC report noted that the DMC "cannot be sure whether this is an adverse treatment effect, an effect of differing post-progression (off-study) treatments or a chance effect not relating to the study drugs at all" and that this was a "paradoxical outcome" not foreseen prior to study initiation. The DMC also noted in its report that the OS for the elesclomol arm is in the range of what one would expect for survival rates in large, multinational trials in metastatic melanoma; while the OS for the control arm was somewhat longer than would be expected. Of note is that the OS data from the SYMMETRY trial are not yet mature, in that a relatively small fraction of the total survival events have occurred, meaning that OS results from this trial may change substantially over time. We expect the survival data to mature by the end of 2009.

        Based on the interim review, the DMC recommended that unblinded data be released to us, and that we provide appropriate notification to investigators and patients in order that they could jointly make informed decisions on whether to continue therapy. Following our review of the data and further discussion with the DMC, we decided to suspend the SYMMETRY trial and our other ongoing elesclomol trials, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. We also notified the Food and Drug Administration, or FDA, of the SYMMETRY trial findings and our decision to suspend all ongoing elesclomol trials. Following our report to the FDA, the FDA concurred with our decision and placed each of these trials on clinical hold.

        In our analysis of the SYMMETRY trial results to date, we have not identified any target organ toxicities or adverse events related to elesclomol that might explain an imbalance of deaths between the two arms. We and our partner for the elesclomol program, GSK, are currently investigating a number of aspects related to the SYMMETRY trial results that will inform our choices for future direction of this program, including whether or not to restart the program in melanoma and/or other cancer indications.

Restructuring

        On March 12, 2009, we committed to a restructuring that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. We estimate our costs in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, will range from $1.4 million to $1.5 million. As a result of terminating these employees, we estimate we may incur an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures due to the fact that these assets may no longer be utilized. We estimate we will incur additional costs in connection with the suspension of the SYMMETRY trial, including one-time contract termination costs and fees and other related costs. At this time, we are unable to estimate the amount of a possible impairment or contract termination costs as we are in the process of evaluating our facilities and equipment needs and are in contract termination negotiations with certain of our vendors. Substantially all cash payments under the restructuring are expected to be paid during 2009. Employees directly affected by the restructuring have received notification and will be provided with severance payments. We expect to complete the restructuring in the second quarter of 2009.

Company Strategy

        Our strategy is to use our proprietary chemical compound library and discovery capabilities, as well as strength in designing and effectively conducting robust clinical trials, to discover, develop, and commercialize novel small-molecule drug candidates for treating cancer, autoimmune, and chronic inflammatory diseases. Important elements of our long-term strategy include:

  •
  reducing risk and increasing the probability of clinical and commercial success by maintaining, and continuously replenishing, a drug candidate pipeline that is diversified across distinct mechanism categories, chemical compound families, and therapeutic opportunities;

  •
  using our discovery capabilities to expand and protect our intellectual property position and enhance our competitive advantages for each of these programs, including developing intellectual property associated with related chemical structures, mechanism of action, and method of use;

  •
  using our translational research and biomarker identification capabilities to assist in identifying the most promising patient populations and optimizing the design of clinical trials for our drug candidates;

  •
  maintaining the flexibility to partner or keep individual programs, in order to achieve the balance of fully-owned versus partnered programs that can best enhance long-term shareholder value; and

  •
  maintaining a strong cash position, such that we have the resources and skills to continue both to advance our current pipeline of compounds and replenish our pipeline with new compounds from our discovery engine.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

Elesclomol

        Elesclomol is our first-in-class oncology drug candidate that we believe kills cancer cells by triggering programmed cell death through elevating levels of reactive oxygen species, or ROS. In October 2007, we entered into a global partnership with GSK to jointly develop and commercialize elesclomol for all indications. In February 2009, we suspended the Phase 3 SYMMETRY trial, following a DMC meeting in which the DMC noted that while the primary endpoint of PFS showed trends that favored the elesclomol arm of the study; early analysis of the secondary OS endpoint favored the control arm. We simultaneously suspended the other ongoing studies with elesclomol, including a Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer and a monotherapy Phase 1 trial in solid tumors. The FDA has also placed our elesclomol trials on clinical hold. We and our partner for the elesclomol program, GSK, are currently investigating a number of aspects related to the SYMMETRY trial results that will inform our choices for future direction of this program, including whether or not to restart the program in melanoma and/or other cancer indications.

  GSK Elesclomol Alliance

        In October 2007, as amended in June 2008, we entered into the GSK Agreement, under which we are eligible to receive up to $1.01 billion in milestones and other payments, as well as share 40-50% of the profits and losses from sales in the United States and receive double-digit tiered royalties from net sales outside of the United States. Under the terms of the agreement, we and GSK will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, we received a non-refundable upfront license payment of $80 million in November 2007. We are also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and $440 million are related to the development in other cancer indications. In addition to milestones related to operational progress in development and clinical and regulatory outcomes, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. In the year ended December 31, 2008, we achieved $35 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and a $5 million non-refundable operational milestone related to the development of elesclomol in another cancer indication. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In January 2009, we achieved a $10 million non-refundable operational milestone under the GSK Agreement, related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009.

        Under the GSK Agreement, the total worldwide development costs for elesclomol, including the development in metastatic melanoma, are shared according to an agreed targeted percentage, which represents for us a modest share of total costs. This cost share is realized by us over time through both direct cost reimbursement payments and operational milestone payments.

        The GSK Agreement specifies an initial period during which we are solely responsible for all development costs, up to an agreed-upon limit, associated with specific development activities related to seeking FDA approval of elesclomol for the treatment of metastatic melanoma, whether incurred by us or GSK. Also, during this period, GSK is responsible for certain operational milestone payments to us in the amount of up to $50 million. Costs may be incurred by GSK during this period that are related to the development of elesclomol in metastatic melanoma. Such costs are our responsibility and have been recognized as a reduction of revenue under the GSK collaboration in the statement of operations; however, these costs are not required to be paid to GSK until after the final completion of the SYMMETRY trial, as defined in the GSK Agreement. Following the initial period when total melanoma development costs have exceeded the pre-specified limit, additional costs incurred for the program will no longer be our sole responsibility and will be shared by GSK in accordance with the targeted percentage defined in the GSK Agreement. Depending upon the future direction of the elesclomol program, we may be eligible for cost sharing payments under the GSK Agreement. In addition to development in metastatic melanoma, we also fund early clinical development of elesclomol in two other cancer indications. Satisfactory completion of these initial trials would result in certain milestone payments from GSK.

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

        GSK may terminate the GSK Agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of elesclomol and not less than six months' written notice at any time on and after such date. We are currently working with GSK to evaluate the data from the SYMMETRY trial to determine if we should continue the development of elesclomol or terminate the program. Should GSK elect to terminate the partnership, all rights to the elesclomol program would be returned to us and we would be free to develop elesclomol alone or with another partner. In such case, we would owe a small royalty to GSK on future sales of elesclomol. To date, GSK has not notified us of any intent to terminate the GSK Agreement.

STA-9090

        STA-9090 is a novel, small molecule Hsp90 inhibitor drug candidate that we are developing for the treatment of a variety of cancers. STA-9090 has a unique chemical structure that is distinct from 17-AAG (geldanamycin) and other ancamycin derivatives. In preclinical studies, STA-9090 has shown the ability to inhibit multiple kinases with comparable potency to, and a broader activity profile than, specific kinase inhibitors such as imatinib (Gleevec), erlotinib (Tarceva), and sunitinib (Sutent). In addition, STA-9090 has shown potency 10 to 100 times greater than the ancamycin family of Hsp90 inhibitors, as well as activity against a wider range of kinases. In in vivo models, STA-9090 has shown strong efficacy in a wide range of cancer types, including cancers resistant to Gleevec, Tarceva, and Sutent. We believe that this creates a distinct activity profile for STA-9090 and is a competitive advantage.

  STA-9090 Ongoing Clinical Trials

        We are currently enrolling patients in two Phase 1, open-label studies in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on once- and twice-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these studies will be assessed for tumor response based on the industry standard Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. We also recently initiated a Phase 1/2 open-label clinical study of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. Later in 2009, we plan to initiate a Phase 2 trial in hematologic cancers with a once-a-week dosing schedule as well as one or more Phase 2 studies in solid-tumor cancers.

        In our Phase 1 solid-tumor trials, we have escalated multiple dose-level cohorts in each study and have to date observed an acceptable safety profile. We have also seen biomarker activity that has increased with increasing doses of STA-9090. In addition to the acceptable safety profile and encouraging signs of biological activity, we have seen two confirmed responses, as defined by RECIST criteria, and a number of cases of prolonged stable disease. These responses and cases of stable disease occurred in a patient population that is generally refractory or resistant to treatments with other agents.

We believe that these data are encouraging, suggest clinical activity of STA-9090 and support continued evaluation of STA-9090 in further studies.

2nd Generation Hsp90 Inhibitors

        Earlier this year, we initiated preclinical development of a follow-on, small molecule, injectable Hsp90 inhibitor. This compound has a unique chemical structure that we believe enhances certain desirable properties. In addition, we are currently working on a new series of Hsp90 inhibitor compounds that may be orally administered. These compounds are in the lead optimization stage.

STA-9584

        STA-9584 is a novel, injectable, small molecule compound that disrupts the blood vessels that supply tumors with oxygen and essential nutrients. In preclinical testing, STA-9584 has been shown to target both new and established tumor blood vessels, in contrast to the mechanism of action of angiogenesis inhibitors such as Avastin, which only prevent the formation of new tumor vasculature. STA-9584 has shown strong anti-tumor activity in a broad range of preclinical cancer models, including prostate, lung, breast, melanoma, and lymphoma. This program is currently in preclinical development.

Our Inflammatory Disease Programs

        We have one clinical-stage program and one pre-clinical stage-program focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

Apilimod (STA-5326)

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

        We are currently conducting a Phase 2a clinical trial of apilimod in patients with rheumatoid arthritis, or RA. The RA study completed initial enrollment of 22 patients and the preliminary results showed encouraging biomarker and clinical signals suggesting activity of apilimod in this indication. We have elected to enroll an additional cohort in this trial to explore a higher dose of apilimod. We expect to have results from this higher dose cohort in the second half of 2009.

        We are also exploring the possibility of using apilimod in a topical formulation to treat inflammatory diseases of the skin, such as psoriasis. We have developed a promising prototype formulation and are planning to conduct proof-of-concept studies in animals during the second half of 2009.

        In addition to apilimod, we have also identified several other small molecule IL-12/23 inhibitors that we believe have comparable activity to apilimod with significantly improved pharmaceutical properties. We believe that these new compounds represent a promising opportunity to develop next-generation drug candidates that could be administered orally at higher doses than apilimod and potentially address a wider range of serious inflammatory diseases with high unmet medical needs.

CRACM Ion Channel Inhibitors

        We have developed novel, small molecule inhibitors of calcium release activated calcium modulator, or CRACM, ion channels expressed on immune cells. The CRACM ion channel is the primary route for calcium entry into T cells and other immune cells, regulating multiple immune cell processes important for initiating and maintaining an inflammatory immune response. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. This program is in the lead optimization stage. In December 2008, we entered into a global partnership with Roche to further develop our CRACM inhibitors. We anticipate nominating a development candidate for preclinical development in 2009 and are targeting Phase 1 initiation in 2010.

  Roche CRACM Inhibitor Alliance

        In December 2008, we entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The goal is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. Under the terms of the agreement, Roche will fund research to be conducted by us during an initial two-year research period. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of this research period. We retain certain co-development and co-promotion rights. All preclinical, clinical, and commercial costs will be paid by Roche.

        Pursuant to the agreement, we received a non-refundable upfront license payment of $16 million in January 2009. Roche will pay all of our research costs, with a minimum of $9 million in committed research support, and all of our development costs for compounds nominated for clinical development. We are eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. We will seek to generate revenue from product sales and from future collaborative or strategic relationships, which could include research and development, milestone payments, profit sharing and royalties.

        In October 2007, we entered into the GSK Agreement for our lead drug candidate, elesclomol. The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of the GSK Agreement. We are also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022 and recognize as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. (see "Critical Accounting Policies and Estimates—Revenue Recognition"). In the year ended December 31, 2008, we achieved $35 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and a $5 million non-refundable operational milestone related to the development of elesclomol in another cancer indication. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In the years ended December 31, 2008 and 2007, we recognized $8.4 million and $0.7 million, respectively, of license and milestone revenue under the GSK Agreement. In January 2009, we achieved a $10 million non-refundable operational milestone related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009.

        Reimbursements of development costs to us by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue. In the year ended December 31, 2008, we recognized, as a reduction to revenue, $5.9 million of net cost sharing reimbursements to GSK under the GSK Agreement as we are solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with us responsible for a modest share of the costs. Depending upon the future direction of the elesclomol program, we may be eligible for cost sharing payments under the GSK Agreement.

        In December 2008, we entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The $16 million non-refundable upfront license payment we received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the year ended December 31, 2008, we recognized $0.1 million of license revenue under the Roche Agreement. Reimbursements of research and development costs to us by Roche will be recorded as cost sharing revenue in the period in which the related research and development costs are incurred. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012.

        In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received under the GSK Agreement and the Roche Agreement and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

        In 2009, we anticipate that our overall research and development expenses, including personnel costs and external costs in connection with clinical development activities, will decrease due to the suspension of our elesclomol program and subsequent restructuring. However, certain program costs are expected to increase as we advance clinical development of our STA-9090 program and commence preclinical development of our CRACM program. Also, a possible restart of the elesclomol program based upon the outcome of the investigation of the results of the SYMMETRY trial may result in increased research and development expenses.

        Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

        General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors' and officers' liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2009, we anticipate that our overall general and administrative expenses, including personnel costs and external commercial development costs, will decrease due to the suspension of our elesclomol program and subsequent restructuring.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to accrued expenses, including long-term contract accruals, the recoverability of long-lived and deferred tax assets, measurement of stock-based compensation and the period of performance under the GSK Agreement and the Roche Agreement. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Revenue Recognition

  Collaboration and License Agreements

        Our principal sources of revenue may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties from our collaborations. We recognize revenue from these sources in accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition, or SAB 104, Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF No. 99-19, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, and EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF No. 01-09. The application of EITF No. 00-21 requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

        We evaluate the multiple deliverables within our respective collaborations in accordance with the provisions of EITF No. 00-21 to determine whether the delivered elements that are our obligation have value to our collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

        Our deliverables under our collaboration agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Notes 9 and 10 of the accompanying consolidated financial statements. Certain of the deliverables have been combined as a single unit of accounting.

        The cash flows associated with the single unit of accounting from the research and development portions of our collaborations are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are non-refundable and that our collaborators are contractually obligated to pay us.

  Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, we and GSK entered into the GSK Agreement, as amended in June 2008, for elesclomol, a novel injectable, small molecule compound that triggers apoptosis, or programmed cell death, in cancer cells, which we believe has potential for the treatment of a broad range of cancer types. The GSK Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments.

        The $80 million non-refundable upfront license payment we received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of the GSK Agreement. There has been no change to this estimate to date. We are also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. We recognize as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. In the year ended December 31, 2008, we achieved $35 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and a $5 million non-refundable operational milestone related to the development of elesclomol in another cancer indication. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In the years ended December 31, 2008 and 2007, we recognized $8.4 million and $0.7 million, respectively, of license and milestone revenue under the GSK Agreement. In January 2009, we achieved a $10 million non-refundable operational milestone related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009.

        Reimbursements of development costs to us by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK in accordance with EITF No. 01-09. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, we have determined that we are acting as a principal under the GSK Agreement and, as such, record these amounts as collaboration revenue. In the year ended December 31, 2008, we recognized, as a reduction to revenue, $5.9 million of net cost sharing reimbursements to GSK under the GSK Agreement as we are solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with us responsible for a modest share of the costs.

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

  Collaborative License Agreement with Roche

        In December 2008, we and Roche entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The Roche Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain research and development costs, sales milestones and product royalty payments.

        The $16 million non-refundable upfront license payment that we received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the year ended December 31, 2008, we recognized $0.1 million of license revenue under the Roche Agreement. Reimbursements of research and development costs to us by Roche will be recorded as cost sharing revenue in the period in which the related research and development costs are incurred. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012.

        Royalty revenues are based upon a percentage of net sales. Royalties from the sales of products included in the Roche Agreement will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectability is reasonably assured.

Deferred Collaboration Revenue

        Consistent with our policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by us. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under our revenue recognition policy. Deferred collaboration revenue is classified as current if management believes we will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. As of December 31, 2008, total deferred collaboration revenue was approximately $127 million, of which $12.6 million is current and will be recognized as revenue during the next 12 months.

Accrued Expenses and Accrued Contract Research Liabilities

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the years ended December 31, 2008, 2007 and 2006, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

        We continue to use the Black-Scholes option pricing model as the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we do not have a significant history of stock trading activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of our common stock is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding. Since January 1, 2006, we have used the simplified method for determining the expected lives of options.

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

        Our net loss includes compensation costs in the amount of $7.6 million, $5.4 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2008, the total amount of unrecognized stock-based compensation expense was $9.8 million, which will be recognized over a weighted average period of 2.7 years.

Consolidated Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

  Collaboration Revenue

	Year Ended December 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
License and milestone revenue	$8.5	$0.7	$7.8	1,114%
Cost sharing reimbursements, net	(5.9)	—	(5.9)	—%

Total collaboration revenue	$2.6	$0.7	$1.9	271%

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. In the year ended December 31, 2008, we recognized a full year of license revenue in connection with the $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock. In the year ended December 31, 2008, we achieved $35 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and a $5 million non-refundable operational milestone related to the development of elesclomol in another cancer indication. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In the years ended December 31, 2008 and 2007, we recognized $8.4 million and $0.7 million, respectively, of license and milestone revenue under the GSK Agreement. In addition, in the year ended December 31, 2008, we began recognizing, as a reduction to revenue, net cost sharing reimbursements due to GSK for costs they incurred under the development program. (See Notes 2 and 9 in the accompanying consolidated financial statements.)

        In December 2008, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. In the year ended December 31, 2008, we recognized $0.1 million of license revenue in connection with the $16 million non-refundable upfront license payment we received from Roche in January 2009. (See Notes 2 and 10 in the accompanying consolidated financial statements.)

  Research and Development Expense

	Year Ended December 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$60.1	$32.0	$28.1	88%
STA-9090	6.3	7.0	(0.7)	(10)%
Apilimod	0.4	1.3	(0.9)	(69)%

Total clinical-stage drug candidates	66.8	40.3	26.5	66%
CRACM	5.7	8.0	(2.3)	(29)%
Other early stage programs	9.1	3.7	5.4	146%

Total research and development	$81.6	$52.0	$29.6	57%

        In the year ended December 31, 2008, costs incurred under our elesclomol program increased by $28.1 million over the year ended December 31, 2007, including a $5.7 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $22.4 million increase for external costs. These increases were principally due to expenses incurred in connection with elesclomol for the treatment of metastatic melanoma, including the advancement of the SYMMETRY trial, our global, pivotal Phase 3 clinical trial which was initiated in the third quarter of 2007, and the conduct of registration manufacturing and other supporting activities required for a possible new drug application, or NDA, filing in 2009. In addition, we advanced elesclomol sodium in support of the Phase 1/2 trial in combination with docetaxel in hormone refractory prostate cancer that was initiated in the fourth quarter of 2008 and in support of the single agent, dose escalation clinical study in solid tumors that was initiated in the first quarter of 2009, as well as conducted further evaluation of elesclomol in other cancer types. In 2009, we anticipate that costs under our elesclomol program will decrease significantly due to the suspension of the elesclomol program in February 2009 and the subsequent restructuring.

        In the year ended December 31, 2008, costs incurred under our STA-9090 program decreased by $0.7 million over the year ended December 31, 2007, including a $1.8 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $1.1 million increase for external costs. The decrease in internal-related costs was principally due to a decrease in resource allocation in connection with the advancement of the STA-9090 program from preclinical development into clinical development in the second half of 2007. The increase in external costs was principally due to a full year of clinical trial costs and related drug supply manufacturing in support of the two Phase 1 clinical trials that were initiated in the fourth quarter of 2007 and the Phase 1/2 trial in hematological cancers that was initiated in the first quarter of 2009, offset by nonrecurring costs incurred in 2007 to complete preclinical development. In 2009, we anticipate that our costs incurred under our STA-9090 program will increase based upon the Phase 1/2 trial in hematological cancers that was initiated in the first quarter of 2009 and additional clinical trials planned to commence later in the year.

        In the year ended December 31, 2008, costs incurred in connection with apilimod decreased by $0.9 million over the year ended December 31, 2007, including a $0.3 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.6 million decrease for external costs. These decreases were principally due to the timing of treating patients in our Phase 2a trial for RA as the treatment for the initial two cohorts of patients was completed in 2007 and we began enrolling additional patients to explore a higher dose of apilimod in the second half of 2008.

        In the year ended December 31, 2008, costs incurred under our CRACM program decreased by $2.3 million over the year ended December 31, 2007, including a $2.5 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $0.2 million increase for external costs. The net decrease was principally due to resource allocation. In 2009, we anticipate that development costs incurred under our CRACM program will increase as we anticipate nominating a candidate and conducting preclinical development.

        In addition, in the year ended December 31, 2008, costs incurred under our other early-stage programs increased by $5.4 million over the year ended December 31, 2007, including increases of $4.9 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs.

  General and Administrative Expense

	Year Ended December 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
General and administrative	$14.7	$14.9	$(0.2)	(1)%

        The decrease in general and administrative expense principally resulted from an increase of $0.8 million for personnel costs and related overhead in connection with increased headcount and stock compensation, offset by a $1.0 million decrease in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance requirements, director and officer insurance premiums, investor and medical-community relations and commercial development, as well as in corporate taxes. In 2009, we anticipate that our overall general and administrative expenses, including personnel costs and external commercial development costs, will decrease due to the suspension of our elesclomol program and subsequent restructuring.

  Investment Income, Net

	Year Ended December 31,		2008 to 2007 Change
	2008	2007	$	%
	(dollars in millions)
Investment income, net	$1.1	$2.7	$(1.6)	(59)%

        The decrease in net investment income was principally due to declining interest rates and lower average cash balances.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

  Revenue

	Year Ended December 31,		2007 to 2006 Change
	2007	2006	$	%
	(dollars in millions)
Revenues	$0.7	$—	$0.7	—

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. The $80 million non-refundable upfront payment we received from GSK in November 2007, together with the $260,000 estimated value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably as collaboration revenue using the time-based model over the estimated performance period, the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of this agreement. (See Notes 2 and 9 in the accompanying consolidated financial statements.)

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

        In the year ended December 31, 2007, costs incurred under our STA-9090 program decreased by $5.3 million over the year ended December 31, 2006, including a $2.9 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, and a $2.4 million decrease for external costs. These decreases were principally due to the advancement of the program from preclinical development into clinical development upon the filing of an IND application in the third quarter of 2007 and the initiation of two Phase 1 clinical trials in the fourth quarter of 2007.

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

        The increase in general and administrative expense principally resulted from increases of $1.9 million for personnel costs and related overhead in connection with increased headcount and stock compensation, and $4.4 million in external professional fees, including investor and medical community relations, public-company reporting and compliance requirements and increased director and officer insurance premiums following completion of our IPO in February 2007, as well as intellectual property and general legal fees.

  Investment Income, Net

	Year Ended December 31,		2007 to 2006 Change
	2007	2006	$	%
	(dollars in millions)
Investment income, net	$2.7	$1.9	$0.8	42%

        The increase in net investment income was principally due to the higher average cash balances resulting from the net cash proceeds of $44.7 million raised from the sale of our common stock in our IPO in February 2007 and the $80 million non-refundable upfront payment received from GSK in November 2007.

Liquidity and Capital Resources

Sources of Liquidity

        We have incurred significant operating losses since our inception. We have funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock, $44.7 million in net proceeds from our IPO, and $120 million in non-refundable payments under the GSK Agreement, including the $80 million upfront payment and $40 million in operational milestones, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $401.4 million through December 31, 2008. We have also generated funds from government grants, equipment lease financings and investment income.

        As of December 31, 2008, we had $89.6 million in cash, cash equivalents, marketable securities and collaboration payments receivable, which includes the $16 million non-refundable upfront payment under the Roche Agreement that was paid in January 2009. This compares to $115.6 million in cash, cash equivalents and marketable securities as of December 31, 2007. There were no collaboration payments receivable as of December 31, 2007. This decrease principally reflects net cash used in operations as discussed under "Cash Flows" below. In addition, in January 2009, we achieved a $10 million non-refundable operational milestone under the GSK Agreement, related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009.

        In October 2007, we entered into the GSK Agreement with GSK and received a non-refundable upfront cash payment of $80 million in November 2007. We are also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and up to $440 million are related to the development of elesclomol in other cancer indications. In addition, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. In the year ended December 31, 2008, we achieved $35 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and a $5 million non-refundable operational milestone related to the development of elesclomol in another cancer indication. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In January 2009, we achieved a $10 million non-refundable operational milestone related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009. Depending upon the future direction of the elesclomol program, we may be eligible for cost sharing and additional milestone payments under the GSK Agreement.

        In December 2008, we entered into the Roche Agreement with Roche and received a non-refundable upfront license payment of $16 million in January 2009. Under the terms of the agreement, Roche will pay all of our research costs, with a minimum of $9 million in committed research support, and all of our development costs for compounds nominated for clinical development. We are eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products.

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(dollars in millions)
Cash, cash equivalents and marketable securities	$73.6	$115.6	$46.8
Working capital	57.9	96.2	36.1
Cash flows (used in) provided by:
Operating activities	(37.9)	27.2	(53.0)
Investing activities	(23.7)	10.8	23.6
Financing activities	(1.9)	43.9	39.3
Capital expenditures (included in investing activities)	(2.2)	(2.4)	(1.6)

        Our operating activities used cash of $37.9 million and $53.0 million in the years ended December 31, 2008 and 2006, respectively. Our operating activities provided cash of $27.2 million in the year ended December 31, 2007, including the $80 million non-refundable upfront payment received under the GSK Agreement in November 2007, offset by $52.8 million in the use of cash in operations. The use of cash in all of these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        Our investing activities used cash of $23.7 million in the year ended December 31, 2008, including purchases of marketable securities in the amount of $21.5 million and purchases of property and equipment in the amount of $2.2 million. Our investing activities provided cash of $10.8 million in the year ended December 31, 2007, including sales and maturities of marketable securities in our investment portfolio in the amount of $28.1 million, offset by the purchases of marketable securities in the amount of $15.0 million and purchases of property and equipment in the amount of $2.4 million. Our investing activities provided cash of $23.6 million in the year ended December 31, 2006, including sales and maturities of marketable securities in our investment portfolio in the amount of $143.4 million, offset by the purchases of marketable securities in the amount of $118.2 million and purchases of property and equipment in the amount of $1.6 million.

        Our financing activities used cash of $1.9 million in the year ended December 31, 2008 and provided cash of $43.9 million and $39.3 million in the years ended December 31, 2007 and 2006,

respectively. In February 2007, we raised net cash proceeds of $44.7 million from the sale of 5,000,000 shares of common stock in our IPO. In June 2006, we raised gross proceeds of $40.0 million from the sale of 8,000,000 shares of our Series A convertible preferred stock. We raised $0.9 million, $2.0 million and $1.4 million in proceeds from the sale and lease-back of property and equipment in the years ended December 31, 2008, 2007 and 2006, respectively. We repaid $2.8 million, $2.6 million and $2.1 million in capital equipment leases in the years ended December 31, 2008, 2007 and 2006, respectively. In January 2007, we repurchased 29,046 shares of our previously issued restricted common stock in the amount of $0.3 million from certain officers and non-officer employees in order to fund the minimum statutory tax withholding requirements related to the vesting of 80,000 shares of restricted common stock.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2008)	Total	2009	2010 through 2011	2012 through 2013	More than 5 years
Capital lease obligations(1)	$4.7	$2.5	$2.1	$0.1	$—
Operating lease obligations	6.2	2.5	3.7	—	—
Research and development contracts(2)	16.6	15.4	1.2	—	—
Consulting	0.1	0.1	—	—	—
Purchase obligations	0.2	0.1	0.1	—	—

Total	$27.8	$20.6	$7.1	$0.1	—

(1)
Including scheduled interest payments.

(2)
Research and development contracts principally include contracts for human clinical studies, animal studies and clinical manufacturing. The future research and development contract obligations in the table of Contractual Obligations and Commitments above reflect the suspension of the elesclomol program in February 2009 and otherwise assume that each of the other studies and related manufacturing contracts is completed as planned. In the event a study or manufacturing contract is terminated prior to the planned completion by mutual agreement between the contractor and us, the amount paid under such contracts may be less than the amounts presented. We are currently working with GSK to evaluate the data from the SYMMETRY trial to determine if development of the elesclomol program should continue. If development of the elesclomol program was to continue certain of the above research and development obligations may be higher.

        Under various license agreements, substantially all of which are related to our early-stage discovery programs, we may be obligated to pay up to an aggregate of $2.2 million if specified development and commercialization milestones are met, as follows (in millions). These amounts are not included in the table of Contractual Obligations and Commitments above.

Milestone	Amount
Phase 1 clinical trials	$0.2
Phase 2 clinical trials	0.3
Phase 3 clinical trials	0.3
Completion of Phase 3 clinical trials	0.1
FDA new drug approval	1.1
European market approval	0.2

Total	$2.2

Funding Requirements

        We expect to incur substantial expenses and generate significant operating losses as we continue to advance our drug candidates into preclinical studies and clinical trials and as we:

  •
  complete the previously announced restructuring;

  •
  wind-down the suspended SYMMETRY trial;

  •
  evaluate the data from the recently suspended Phase 3 SYMMETRY trial of elesclomol and determine in conjunction with our partner, GSK, whether to continue development of elesclomol or to terminate the development program;

  •
  complete the ongoing and contemplated Phase 1, Phase 1/2 and Phase 2 clinical trials of STA-9090 in solid tumors and hematologic cancers and initiate additional clinical trials of STA-9090, if supported by the earlier stage clinical trial results;

  •
  complete preclinical development of our second generation Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by positive preclinical data;

  •
  complete the current Phase 2a clinical trial of apilimod for the treatment of rheumatoid arthritis, or RA, and possibly initiate additional Phase 2 clinical trials of apilimod in RA or other inflammatory disease indications;

  •
  advance our CRACM inhibitor program into preclinical development and possibly into clinical trials, if supported by positive preclinical data and consistent with our obligations under our collaboration and license agreement, or the Roche Agreement, with Hoffmann-La Roche, or Roche;

  •
  discover, develop, and seek regulatory approval for backups of our current drug candidates and other new drug candidates;

  •
  identify additional compounds or drug candidates and acquire rights from third parties to those compounds or drug candidates through licenses, acquisitions or other means; and

  •
  commercialize any approved drug candidates.

        Our funding requirements will depend on a number of factors, including:

  •
  our determination, based on the ongoing analysis of the data from the recently suspended Phase 3 SYMMETRY trial, to continue the development of elesclomol or to terminate the development program;

  •
  our ability to fulfill our obligations under and otherwise maintain the GSK Agreement and for GSK to satisfy its obligations under the GSK Agreement, including payment of funding obligations and milestone payments;

  •
  the progress and results of our ongoing Phase 1 and Phase 1/2 clinical trials of STA-9090, any additional Phase 1 or Phase 2 clinical trials of STA-9090 we may initiate and any later-stage clinical trials we may initiate in the future based on the results of the earlier stage clinical trials;

  •
  the results of our preclinical studies of STA-9584 and testing of our CRACM inhibitors, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

  •
  our ability to fulfill our obligations under and otherwise maintain the Roche Agreement and for Roche to satisfy its obligations under the Roche Agreement, including payment of funding obligations and milestone payments;

  •
  the costs, timing, and outcome of regulatory review of our drug candidates;

  •
  the progress and results of the current Phase 2a clinical trial of apilimod for the treatment of RA and any future clinical trials we may initiate for RA or other inflammatory disease indications;

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

  •
  the costs to satisfy our obligations under potential future collaborations; and

  •
  the timing, receipt, and amount of sales or royalties, if any, from elesclomol, apilimod, STA-9090, STA-9584, our CRACM inhibitors and our other potential products.

Liquidity

        On February 26, 2009, we announced that we were suspending all clinical development of our lead drug candidate, elesclomol. On March 12, 2009, we committed to a restructuring that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. We estimate our costs in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, will range from $1.4 million to $1.5 million. As a result of terminating these employees, we estimate we may incur an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures due to the fact that these assets may no longer be utilized. We estimate we will incur additional costs in connection with the suspension of the SYMMETRY trial, including one-time contract termination costs and fees and other related costs. At this time, we are unable to estimate the amount of impairment or contract termination costs as we are in the process of evaluating our facilities and equipment needs and are in contract termination negotiations with certain of our vendors. Substantially all cash payments under the restructuring are expected to be paid during 2009. Employees directly affected by the restructuring have received notification and will be provided with severance payments. We expect to complete the restructuring in the second quarter of 2009.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operating losses to use cash for operations over the next several years and such cash use may increase from year to year. Based on our current operating plans, we expect our existing funds, including the $16 million upfront license payment under the Roche Agreement that was received in January 2009 and the $10 million operational milestone payment under the GSK Agreement that was received in March 2009, together with research and development reimbursements and approximately $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements anticipated under the Roche agreement, will be sufficient to fund operations for approximately two years. While we believe that the milestone payments from Roche will be received as forecasted, we have contingency plans in place should the receipt of the milestone payments be delayed or not achieved at all or if clinical progress in our various programs does not progress as expected, which plans focus on the reduction of spending on less critical research and development activities.

        There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other development activities for STA-9090, our second generation Hsp90 inhibitor, STA-9584, apilimod, CRACM inhibitors in collaboration with Roche, the timing and amount of milestone payments to be received from Roche, the rate of enrollment of patients in clinical trials, the progress of our discovery research and preclinical programs, the impact of potential business development activities and future direction of the elesclomol program, among other factors. In addition, depending upon the future direction of the elesclomol program, we may also incur additional expenses and may correspondingly receive cost sharing and milestone payments under our agreement with GSK. These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.

        We may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials and conduct additional pre-clinical and discovery activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Cash, Cash Equivalents and Marketable Securities

        As of December 31, 2008, we had cash, cash equivalents and marketable securities of $73.6 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund. Marketable securities consist of investments in high-grade corporate obligations and United States government agencies that are guaranteed by the United States government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments, such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We also believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards

        In 2005 and in 2007, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code, that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced a change in ownership, as defined by Section 382, in connection with the acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2008 we have net operating loss carryforwards for U.S. federal tax purposes of approximately $270.6 million, after taking into consideration net operating losses expected to expire unused as a result of this limitation, and the remainder will expire in varying amounts through 2028 unless utilized. In addition, as of December 31, 2008, we have state net operating loss carryforwards of approximately $234.1 million, which will expire through 2012 unless utilized. The utilization of these net operating loss carryforwards may be further limited as we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

Recent Accounting Pronouncements

        In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF No. 07-1, which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 07-1 is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of EITF No. 07-1 will have a material impact on our overall financial position or results of operations.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2008, we had cash, cash equivalents and marketable securities of $73.6 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as of high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the year ended December 31, 2008, we had investment income of $1.6 million. If overall interest rates fell by 10% during the year ended December 31, 2008, our interest income would have decreased by less than $0.2 million, assuming consistent investment levels.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired control objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

2. Internal Control Over Financial Reporting

  (a)
  Management's Annual Report on Internal Control Over Financial Reporting

Management's Annual Report On Internal Control Over Financial Reporting

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceuticals Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synta Pharmaceuticals Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Synta Pharmaceuticals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Synta Pharmaceuticals Corp. as of December 31, 2008, and the related consolidated statement of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the year then ended and our report dated March 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 24, 2009

  (c)
  Changes in Internal Controls Over Financial Reporting

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

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 10, 2009.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Management—Committees of the Board of Directors and Meetings," "Management—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 10, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 10, 2009.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management—The Board of Directors" and "Management—Director Independence" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 10, 2009.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Proposal No. 2—Independent Public Accountants" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 10, 2009.

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
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Description of Exhibit
3.1	(1)	Restated Certificate of Incorporation of the Registrant. (3.2)
3.2	(1)	Restated Bylaws of the Registrant. (3.4)
4.1	(1)	Form of Common Stock Certificate. (4.1)
4.2.1	(1)	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant. (4.2.1)
4.2.2	(1)	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant. (4.2.2)
4.2.3	(1)
		Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant. (4.2.3)
10.1	(1)*	2001 Stock Plan. (10.1)
10.2	(2)*	Amended and Restated 2006 Stock Plan. (99.1)
10.2(a)	(1)*	Form of incentive stock option agreement under 2006 Stock Plan. (10.2(a))
10.2(b)	(1)*	Form of nonqualified stock option agreement under 2006 Stock Plan. (10.2(b))
10.2(c)	(1)*	Form of restricted stock agreement under 2006 Stock Plan. (10.2(c))
10.2(d)	(1)*	Form of nonqualified stock option agreement for directors under 2006 Stock Plan. (10.2(d))
10.2(e)	(1)*	Form of restricted stock agreement for directors under 2006 Stock Plan. (10.2(e))
10.3	(3)*	Amended and Restated Director Compensation Policy, effective June 11, 2008. (10.3)
10.4	(4)*	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust. (10.4)
10.5	(1)
		Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006. (10.5)

Exhibit Number		Description of Exhibit
10.5.1	(3)	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended. (10.1)
10.6	(1)
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
10.6.1	(4)
		Seventh Amendment, dated November 26, 2007, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust. (10.6.1)
10.6.2	(3)	Eighth Amendment, dated June 19, 2008, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust. (10.2)
10.7	(1)	Lease, dated January 13, 2005, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust, as extended on August 14, 2006. (10.7)
10.7.1	(4)
		First Amendment to Lease, dated as of September 7, 2007, to Lease, dated January 13, 2005, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust. (10.7.1)
10.7.2	(5)
		Second Amendment to Lease, dated as of August 22, 2008, to Lease, dated January 13, 2005, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust. (10.1)
10.8	(1)
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
10.9	(1)
		Master Lease Agreement, dated November 10, 2004, by and between the Registrant and General Electric Capital Corporation, as amended by Letter Agreement, dated June 24, 2005, and as extended by Letter Agreement, dated November 29, 2006. (10.9)
10.9.1	(4)	Extension, dated as of June 29, 2007, of Master Lease Agreement, dated November 10, 2004, by and between the Registrant and General Electric Capital Corporation, as amended. (10.9.1)
10.10	(1)*	Letter Agreement, dated April 18, 2005, by and between the Registrant and Safi R. Bahcall, Ph.D. (10.13)
10.11	(1)*	Letter Agreement, dated October 12, 2002, by and between the Registrant and Dr. Keizo Koya. (10.14)

Exhibit Number		Description of Exhibit
10.12	(1)*	Letter Agreement, dated January 22, 2003, by and between the Registrant and Dr. James Barsoum. (10.15)
10.13	(1)*	Letter Agreement, dated April 15, 2004, by and between the Registrant and Dr. Jeremy Chadwick. (10.16)
10.14	(1)*	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich. (10.17)
10.15	(1)*	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder. (10.18)
10.16	(1)*	Letter Agreement, dated March 24, 2005, by and between the Registrant and Eric W. Jacobson. (10.19)
10.17	(5)*	Letter Agreement, dated July 9, 2008, by and between the Registrant and Michael P. Bailey. (10.2)
10.18	(5)*	Severance and Change in Control Agreement, dated August 6, 2008, between the Registrant and Michael P. Bailey. (10.3)
10.19	(6)*	Form of Severance and Change in Control Agreement, dated April 28, 2008, between the Registrant and each of James Barsoum, Ph.D., Eric W. Jacobson, M.D., and Keizo Koya, Ph.D. (10.1)
10.20	(6)*	Severance and Change of Control Agreement, dated April 28, 2008, between the Registrant and Keith S. Ehrlich. (10.2)
10.21	(1)*	Agreement and Release, dated January 14, 2005, by and between the Registrant and Lan Bo Chen, Ph.D. (10.22)
10.22	(1)*	Consulting Agreement, dated April 18, 2005, by and between the Registrant and Lan Bo Chen, Ph.D. (10.23)
10.22.1	(4)*	Amendment to Consulting Agreement, dated March 23, 2007, by and between the Registrant and Lan Bo Chen, Ph.D. (10.19.1)
10.23	(1)*	Form of Indemnification Agreement between the Registrant and its directors and executive officers. (10.26)
10.24	(1)	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant. (10.27)
10.25	(4)*	Summary of bonus arrangements applicable to the Registrant's Named Executive Officers. (10.23)
10.26	(4)**	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline. (10.24)
10.26.1	(3)**	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline. (10.4)
10.27	**	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.
21.1	(7)	List of Subsidiaries. (21.1)
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)
Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 6, 2008 (Registration No. 333-152824).

(3)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33277).

(4)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33277).

(5)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33277).

(6)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008 (File No. 001-33277).

(7)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33277).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.
Date: March 26, 2009	By:	/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2009
/s/ KEITH S. EHRLICH, C.P.A. Keith S. Ehrlich, C.P.A.	Vice President, Finance and Administration, Chief Financial Officer (principal accounting and financial officer)	March 26, 2009
/s/ KEITH R. GOLLUST Keith R. Gollust	Chairman of the Board	March 26, 2009
/s/ LAN BO CHEN, PH.D Lan Bo Chen, Ph.D	Director	March 26, 2009
/s/ BRUCE KOVNER Bruce Kovner	Director	March 26, 2009
/s/ WILLIAM REARDON, C.P.A. William Reardon, C.P.A.	Director	March 26, 2009
/s/ ROBERT N. WILSON Robert N. Wilson	Director	March 26, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2008, 2007, and 2006

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheet of Synta Pharmaceuticals Corp. as of December 31, 2008, and the related consolidated statement of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synta Pharmaceutical Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 24, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors
Synta Pharmaceuticals Corp.:

        We have audited the accompanying consolidated balance sheet of Synta Pharmaceuticals Corp. (the Company) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synta Pharmaceuticals Corp. as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ KPMG LLP

Boston, Massachusetts
March 19, 2008

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$52,045	$115,577
Marketable securities	21,518	—
Restricted cash	151	83
Collaboration receivable	16,000	—
Prepaid expenses and other current assets	1,507	1,337

Total current assets	91,221	116,997
Property and equipment, net	5,929	5,576
Other assets	103	76

Total assets	$97,253	$122,649

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$3,331	$2,488
Accrued contract research costs	12,393	3,517
Other accrued liabilities	2,841	5,667
Capital lease obligations	2,170	2,406
Deferred collaboration revenue	12,588	5,351
Other current liabilities	—	1,343

Total current liabilities	33,323	20,772

Deferred collaboration revenue—long-term	114,415	74,166
Collaboration payable—long-term	6,294	—
Capital lease obligations—long-term	2,012	2,815

Total long-term liabilities	122,721	76,981

Total liabilities	156,044	97,753

Commitments and contingencies (Note 12)
Stockholders' (deficit) equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2008 and 2007; no shares issued and outstanding at December 31, 2008 and,2007	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at December 31, 2008 and 2007; 33,919,584 and 33,875,942 shares issued and outstanding at December 31, 2008 and 2007, respectively	3	3
Additional paid-in-capital	333,862	324,946
Accumulated other comprehensive income	15	—
Accumulated deficit	(392,671)	(300,053)

Total stockholders' (deficit) equity	(58,791)	24,896

Total liabilities and stockholders' (deficit) equity	$97,253	$122,649

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006
Collaboration revenues:
License and milestone revenue	$8,513	$743	$—
Cost sharing reimbursements, net	(5,898)	—	—

Total collaboration revenues	2,615	743	—

Operating expenses:
Research and development	81,581	52,025	50,503
General and administrative	14,742	14,934	8,648

Total operating expenses	96,323	66,959	59,151

Loss from operations	(93,708)	(66,216)	(59,151)
Other income (expense):
Interest income	1,579	3,257	2,455
Interest expense	(489)	(536)	(574)

Other income, net	1,090	2,721	1,881

Net loss	(92,618)	(63,495)	(57,270)
Convertible preferred stock dividends	—	—	1,859
Convertible preferred stock beneficial conversion feature	—	58,585	—

Net loss attributable to common stockholders	$(92,618)	$(122,080)	$(59,129)

Basic and diluted weighted average common shares outstanding	33,735,579	32,466,006	22,265,242
Basic and diluted net loss attributable to common stockholders per share	$(2.75)	$(3.76)	$(2.66)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

(in thousands, except share amounts)

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Deferred compensation		Accumulated deficit	Total stockholders' equity (deficit)	Comprehensive loss
	Shares	Amount
Balance at December 31, 2005	22,674,420	$2	$239,029	$(7,225)	$(41)	$(179,288)	$52,477	$(68,788)

Eliminate deferred stock compensation	—	—	(7,225)	7,225	—	—	—
Convertible preferred stock dividends	—	—	(1,859)	—	—	—	(1,859)
Forfeitures of restricted common shares	(127,500)	—	—	—	—	—	—
Issuance of common shares for services	4,875	—	69	—	—	—	69
Issuance of restricted common shares	12,142	—	—	—	—	—	—
Exercise of stock options	125	—	2	—	—	—	2
Compensation expense related to stock options for services	—	—	4,791	—	—	—	4,791
Unrealized gains on marketable securities	—	—	—	—	43	—	43	43
Net loss	—	—	—	—	—	(57,270)	(57,270)	(57,270)

Balance at December 31, 2006	22,564,062	2	234,807	—	2	(236,558)	(1,747)	(57,227)

Issuance of common shares in IPO, net	5,000,000	—	44,660	—	—	—	44,660
Conversion of convertible preferred stock	6,278,765	1	41,819	—	—	—	41,820
Issuance of restricted common shares	15,661	—	—	—	—	—	—
Repurchase of previously restricted common shares	(29,046)	—	(290)	—	—	—	(290)
Exercise stock options	51,500	—	136	—	—	—	136
Forfeitures of restricted common shares	(5,000)	—	—	—	—	—	—
Issuance of common stock purchase obligation	—	—	(260)	—	—	—	(260)
Compensation expense related to stock options for services	—	—	5,924	—	—	—	5,924
Reclassification of vested stock options granted to non-employee consultants to liabilities	—	—	(1,850)	—	—	—	(1,850)
Unrealized losses on marketable securities	—	—	—	—	(2)	—	(2)	(2)
Net loss	—	—	—	—	—	(63,495)	(63,495)	(63,495)

Balance at December 31, 2007	33,875,942	3	$324,946	—	—	(300,053)	24,896	(63,497)

Issuance of restricted common shares	45,242	—	—	—	—	—	—
Exercise stock options	625	—	1	—	—	—	1
Forfeitures of restricted common shares	(2,225)	—	—	—	—	—	—
Compensation expense related to stock options for services	—	—	7,572	—	—	—	7,065
Reclassification of vested stock options granted to non-employee consultants	—	—	1,343	—	—	—	1,850
Unrealized gain on marketable securities	—	—	—	—	15	—	15	15
Net loss	—	—	—	—	—	(92,618)	(92,618)	(92,618)

Balance at December 31, 2008	33,919,584	$3	$333,862	$—	$15	$(392,671)	$(58,791)	$(92,603)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(92,618)	$(63,495)	$(57,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	7,572	5,417	4,791
Depreciation and amortization	2,717	3,351	3,655
Changes in operating assets and liabilities:
Restricted cash	(68)	457	(83)
Prepaid expenses and other current assets	(170)	(1,074)	173
Other assets	(27)	56	1
Accounts payable	840	(144)	(729)
Accrued contract research costs	8,876	465	(2,489)
Other accrued liabilities	(2,841)	3,389	(1,034)
Deferred collaboration revenue	31,486	78,800	—
Collaboration payable	6,294	—	—

Net cash (used in) provided by operating activities	(37,939)	27,222	(52,985)

Cash flows from investing activities:
Purchases of marketable securities	(21,503)	(15,014)	(118,204)
Sales and maturities of marketable securities	—	28,149	143,358
Purchases of property and equipment	(2,184)	(2,350)	(1,580)

Net cash (used in) provided by investing activities	(23,687)	10,785	23,574

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock warrants, net of transaction costs	—	44,660	—
Proceeds from issuance of convertible preferred stock, net		—	39,961
Proceeds from exercise of stock options	1	136	2
Repurchase of restricted common stock	—	(290)	—
Proceeds from sale—leaseback of property and equipment	880	1,994	1,412
Payment of capital lease obligations	(2,787)	(2,617)	(2,086)

Net cash (used in) provided by financing activities	(1,906)	43,883	39,289

Net (decrease) increase in cash and cash equivalents	(63,532)	81,890	9,878
Cash and cash equivalents at beginning of period	115,577	33,687	23,809

Cash and cash equivalents at end of period	$52,045	$115,577	$33,687

Supplemental disclosure of noncash operating, investing and financing activities:
Collaboration receivable for upfront license payment	$16,000	—	—
Acquisition of equipment under capital leases	$1,748	$2,338	$1,412
Convertible preferred stock beneficial conversion charge	—	$58,585	—
Convertible preferred stock dividends	—	—	$1,859
Conversion of preferred stock	—	$41,820	—
Issuance of common stock purchase obligation	—	$260	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$489	$536	$574

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements

(1) Nature of Business

        Synta Pharmaceuticals Corp. (the Company) was incorporated in March 2000 and commenced operations in July 2001. The Company is a biopharmaceutical company focusing on discovering, developing and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases.

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

        In October 2007, the Company and GlaxoSmithKline (GSK) entered into a collaborative development, commercialization and license agreement for elesclomol (the GSK Agreement). Under the terms of the GSK Agreement, the Company has received a total of $130 million in non-refundable payments, including the $80 million upfront payment in November 2007, $40 million in operational milestones in 2008 and $10 million in an operational milestone in March 2009 (see Note 9).

        In December 2008, the Company and Hoffman-La Roche (Roche) entered into a collaborative license agreement for the CRACM inhibitor program (the Roche Agreement). Under the terms of the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009 (see Note 10).

        On February 26, 2009, the Company announced that it was suspending all clinical development of its lead drug candidate, elesclomol. On March 12, 2009, the Company committed to a restructuring that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align its workforce to its revised operating plans following the suspension of the SYMMETRY clinical trial (see Note 15).

        The Company has incurred significant operating losses since its inception and, as a result, at December 31, 2008 had an accumulated deficit of $392.7 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, the upfront payment and operational milestone payments from GSK, and capital leases. At December 31, 2008, the Company had approximately $89.6 million in cash, cash equivalents, marketable securities and collaboration payments receivable. In January 2009, the Company achieved a $10 million operational milestone under the GSK Agreement that was paid by GSK in March 2009.

        Based on the Company's current operating plans, the Company expects its existing funds, including the $16 million upfront license payment under the Roche Agreement that was received in January 2009 and the $10 million operational milestone payment under the GSK Agreement that was received in March 2009, together with research and development reimbursements and approximately $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements anticipated under the Roche agreement, will be sufficient to fund operations for approximately two years. While the Company believes that the milestone payments from Roche will be received as forecasted, it has contingency plans in place should the receipt of the milestone payments be delayed or not achieved at all or if clinical progress in its various programs does not progress as expected, which plans focus on the reduction of spending on less critical research and development activities.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Business (Continued)

        However, the Company may require significant additional funds earlier than it currently expects in order to conduct additional clinical trials and continue to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification in the Preparation of Financial Statements

        Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation. The reclassifications had no effect on the reported net loss.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include long-term contract accruals, recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the period of performance under the GSK Agreement and the Roche Agreement. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company's cash is deposited in a highly rated financial institution in the United States. Cash equivalents include a short-term U.S. Treasury money market fund. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities, as well as actual cash disbursements to fund operations. The primary objective of the Company's investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. Declines in interest rates, however, would reduce future investment income.

Marketable Securities

        The Company considers its marketable securities available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities consist of investments in high-grade corporate obligations that are guaranteed by the United States government, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

the consolidated balance sheets. Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (deficit), until such gains and losses are realized. The fair value of these securities is based on quoted market prices. If a decline in value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from accumulated other comprehensive income (loss) to the consolidated statement of operations. Realized gains and losses are determined on the specific identification method.

        During the years ended December 31, 2008, 2007 and 2006, the Company recorded no realized gains and losses on marketable securities and there were no charges to write down marketable securities in 2008, 2007 and 2006.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, and capital lease obligations, approximate their fair values.

Property and Equipment

        Property, equipment and software is carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance costs are expensed as incurred.

Research and Development Costs

        Research and development costs are expensed as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs for salaries, benefits, facilities, research-related overhead and stock compensation, and external costs for payments to third party contract research organizations, investigative sites and consultants in connection with the Company's preclinical and clinical programs, costs associated with drug formulation and supply of drugs for clinical trials, and other external costs.

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $1.9 million, $2.5 million, and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

        The Company uses the liability method to account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which became effective January 1, 2007. Deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

between the Company's consolidated financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

        The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2008, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

        The tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Impairment of Long-Lived Assets

        The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. In accordance with SFAS No. 144, management assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were impaired as of December 31, 2008 and 2007.

Revenue Recognition

Collaboration and License Agreements

        The Company's principal sources of revenue may include up front license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties from its collaborations. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition, or SAB 104, Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF No. 99-19, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, and EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF No. 01-09. The application of EITF No. 00-21 requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

        The Company evaluates the multiple deliverables within its respective collaborations in accordance with the provisions of EITF No. 00-21 to determine whether the delivered elements that are the obligation of the Company have value to its collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

        The Company's deliverables under its collaboration agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Notes 9 and 10. Certain of the deliverables have been combined as a single unit of accounting.

        The cash flows associated with the single unit of accounting from the research and development portions of the Company's collaborations are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are nonrefundable and that the Company's collaborators are contractually obligated to pay to the Company.

Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, the Company and GSK entered into the GSK Agreement, as amended in June 2008, for elesclomol, a novel injectable, small molecule compound that triggers apoptosis, or programmed cell death, in cancer cells, which the Company believes has potential for the treatment of a broad range of cancer types. The GSK Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments.

        The $80 million non-refundable upfront license payment the Company received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of the Company's common stock, is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 15-year period through the earliest expiration date of the related patents, which the Company estimates to be the effective life of the GSK Agreement. There has been no change to this estimate to date. The Company is also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. The Company recognizes as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. In the year ended December 31, 2008, the Company achieved $35 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and $5 million in non-refundable operational milestones related to the development of elesclomol in other cancer indications. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In the years ended December 31, 2008 and 2007, the Company recognized $8.4 million and $0.7 million, respectively, of license and milestone revenue under the GSK Agreement. In January 2009, the Company achieved a $10 million non-refundable operational milestone under the GSK Agreement, related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Reimbursements of development costs to the Company by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by the Company to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK in accordance with EITF No. 01-09. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by the Company in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, the Company has determined that it is acting as a principal under the GSK Agreement and, as such, records these amounts as collaboration revenue. In the year ended December 31, 2008, the Company recognized, as a reduction to revenue, $5.9 million of net cost sharing reimbursements to GSK under the GSK Agreement as the Company is solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with the Company responsible for a modest share of the costs.

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

Collaborative License Agreement with Roche

        In December 2008, the Company and Roche entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The Roche Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain research and development costs, sales milestones and product royalty payments.

        The $16 million non-refundable upfront license payment the Company received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the year ended December 31, 2008, the Company recognized $0.1 million of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche will be recorded as cost sharing revenue in the period in which the related research and development costs are incurred. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012.

        Royalty revenues are based upon a percentage of net sales. Royalties from the sales of products included in the Roche Agreement will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectability is reasonably assured.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Deferred Collaboration Revenue

        Consistent with the Company's policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company's revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At December 31, 2008, total deferred collaboration revenue was approximately $127.0 million, of which $12.6 million is current and will be recognized as revenue during the next 12 months.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), using the modified prospective method of transition for employee stock option awards granted after January 17, 2005 (valued using the fair value method), and using the prospective method for awards granted prior to January 17, 2005 (valued using the minimum value method). Therefore, compensation cost recognized in the years ended December 31, 2008, 2007 and 2006 includes: (a) compensation costs related to the vesting of employee stock options granted after January 17, 2005 but prior to January 1, 2006, based on the grant date fair value method estimated in accordance with the provisions of SFAS No. 123 adjusted for estimated forfeitures (b) compensation costs related to the continued vesting of nonvested restricted stock awards granted prior to January 1, 2006, and (c) compensation costs for all share-based payments granted or modified subsequent to January 1, 2006, based on the provisions of SFAS No. 123(R).

        Prior to the adoption of SFAS No. 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the consolidated statement of stockholders' equity (deficit) and comprehensive loss with a corresponding credit to additional paid-in capital. Upon the adoption of SFAS No. 123(R), these amounts were offset against each other. Under SFAS No. 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation costs are recognized over the requisite service period with an offsetting credit to additional paid-in capital, and the deferred compensation balance of $7.2 million at January 1, 2006 was netted against additional paid-in capital during the first quarter of 2006.

        For the years ended December 31, 2008, 2007 and 2006, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2008	2007	2006
Risk-free interest rate	3.21%	4.6%	4.63%
Expected life in years	6.25 years	6.25 years	6.25 years
Volatility	70%	75%	75%
Expected dividend yield	—	—	—

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The Company uses the Black-Scholes option pricing model as the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. The Company will continue using historical volatility and other similar public entity volatility information until historical volatility of the Company alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

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

        As part of its preparation of its quarterly financial statements for the three months ended March 31, 2008, the Company discovered that it had erroneously accounted for certain of its non-employee stock options during the last three quarters of 2007 under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which may require stock options held by certain non-employee consultants to be accounted for as liabilities. Under this accounting it had reclassified approximately $1.9 million from additional-paid-in capital to liabilities in the second quarter of 2007 and subsequently during the year adjusted the fair value of the liability for changes in the market price of its common stock, resulting in a $553,000 credit to stock-based compensation expense for the year. In accordance with SAB No. 99, Materiality, and SAB No. 108, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of this error was not material to its financial statements for the year ended December 31, 2007 and, as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 would not have a material effect on its financial statements for the year ended December 31, 2008. Accordingly, the Company recorded a charge to stock-based compensation of $553,000 and a reclassification of approximately $1.9 million from liabilities to additional-paid-in-capital in the three months ended March 31, 2008 to correct this error.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation for the years ended December 31,
				Unrecognized stock compensation expense as of December 31, 2008
	2008	2007	2006
Employee stock options	$5,279	$4,045	$2,752	$9,475
Repriced employee stock options	169	139	407	—
Employee options issued below fair value	8	10	60	17
Non-employee stock options	588	(444)	272	—
Restricted stock	1,528	1,667	1,300	312

	$7,572	$5,417	$4,791	$9,804

        Stock-based compensation expense is allocated as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Research and development	$5,779	$3,902	$3,372
General and administrative	1,793	1,515	1,419

Total	$7,572	$5,417	$4,791

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

	December 31
	2008	2007	2006
Common stock options	4,691,246	3,844,027	3,044,343
Nonvested restricted common stock	172,620	157,832	291,073
Convertible preferred stock	—	—	2,092,931

Recent Accounting Pronouncements

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash and cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2008 and 2007 is as follows:

	December 31, 2008
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$52,045	—	—	$52,045
Marketable securities:
Corporate debt securities:
Due within 1 year	8,490	9	—	8,499
U.S. sponsored entities:
Due within 1 year	13,013	6	—	13,019

Total marketable securities	21,503	15	—	21,518

Total cash, cash equivalents and marketable securities	$73,548	$15	$—	$73,563

	December 31, 2007
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$115,577	$—	$—	$115,577

(4) Fair Value Measurements

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2008, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. treasury money market fund. The Company's financial assets valued based on Level 2 inputs consisted of high-grade commercial paper and government-agency bonds that are guaranteed by the U.S. government.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(5) Property and Equipment

        Property and equipment consist of the following at December 31:

	2008	2007
	(in thousands)
Laboratory equipment	$12,093	$10,110
Leasehold improvements	4,667	4,238
Computers and software	2,192	1,961
Furniture and fixtures	1,105	791

	20,057	17,100
Less accumulated depreciation and amortization	(14,128)	(11,524)

	$5,929	$5,576

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $2.7 million, $3.4 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The net book value and accumulated depreciation of equipment under capital lease was $3.8 million and $7.4 million, respectively, at December 31, 2008, and $4.2 million and $5.3 million, respectively, at December 31, 2007.

(6) Stockholders' Equity

Reverse Stock Split and Capital Stock—Authorized Shares

        In January 2007, the board of directors and the stockholders of the Company approved (i) a 1-for-4 reverse stock split, which was effected on February 2, 2007, subject to a reduction for fractional shares that were paid for in cash, (ii) an adjustment of the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000, which became effective upon the completion of the IPO, and (iii) an adjustment in the number of common shares reserved under the 2006 Stock Plan to 2,500,000.The reverse stock split did not alter the par value of the common stock and the preferred stock, which is $0.0001 per share, or modify any voting rights or other terms of the common stock

        Each common stockholder is entitled to one vote for each share of stock held. The common stock will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company's stockholders. Each share of common stock is entitled to receive dividends, as and when declared by the Company's board of directors.

        The Company has never declared cash dividends on its common stock and does not expect to do so in the foreseeable future.

Initial Public Offering

        In February 2007, the Company raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of its common stock in the Company's IPO at $10.00 per share. The net offering proceeds after deducting approximately $5.3 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $44.7 million

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stockholders' Equity (Continued)

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

(7) Stock Plans

        In March 2006, the Company terminated its 2001 Stock Plan and adopted the 2006 Stock Plan. The 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and nonvested stock to employees, officers, directors and consultants to the Company. A total of 5,100,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2009, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 3,800,000 to 5,100,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. The increase was ratified by the board of directors in February 2009. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee or the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years.

        As of December 31, 2008, under its 2001 Stock Plan, the Company had options outstanding to purchase 2,526,913 shares of its common stock and had outstanding 137,500 restricted shares of common stock and had no shares available for future issuance.

        As of December 31, 2008, under its 2006 Stock Plan, the Company had options outstanding to purchase 2,164,333 shares of its common stock, had outstanding 35,120 restricted shares of common stock and had available 1,564,847 shares available for future issuance.

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers, other employees and non-employee directors. Restricted stock awards are subject to

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(7) Stock Plans (Continued)

forfeiture if employment terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at December 31, 2008 was $312,000. The weighted average period over which the balance is expected to be recognized is 1.5 years. Vesting may accelerate, with respect to restricted shares issued to certain officers and other employees, upon the FDA's approval of the Company's first new drug application, or NDA. Restricted shares issued to non-employee directors vest over the service period.

        During 2008, the Company sold and issued 25,000 restricted shares of common stock to a newly hired officer at par value. These shares vest 50% on the second anniversary of the date of award and the remaining 50% vest on the third anniversary of the date of award.

        During 2008, the Company sold and issued a total of 20,242 shares of restricted stock at par value to certain members of its board of directors in connection with their annual director fees. These restricted shares vest over the service period.

General Option Information

        The following table summarizes stock option activity during the year ended December 31, 2008:

	Shares available for grant	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	1,415,746	3,844,027	$11.22
Options granted(1)	(1,407,002)	1,361,760	8.48
Options exercised	—	(625)	2.00
Options cancelled(1)	256,103	(513,916)	11.08
Additional shares reserved	1,300,000	—	—

Outstanding at December 31	1,564,847	4,691,246	$10.41	6.70	$500,365

Exercisable at December 31		2,887,376	$11.36	5.38	$475,533

(1)
Shares available for grant include stock options and awards of restricted stock.

        The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2008 was based on a closing stock price of $6.12.

        The weighted-average grant date fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $5.47, $6.11 and $9.80, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $4,000, $366,000 and zero, respectively

        As of December 31, 2008, the total amount of unrecognized stock-based compensation expense was $9.8 million, which will be recognized over a weighted average period of 2.7 years.

        Included in the Company's stock options outstanding at December 31, 2008 were 279,055 options issued to non-employee consultants with a weighted average exercise price of $8.80 of which 278,976 were vested. The compensation expense is recorded over the respective vesting periods and is subject to

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(7) Stock Plans (Continued)

remeasurement prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a credit in each reporting period. Compensation expense related to these options was approximately $588,000, including the $553,000 correction referred to in Note 2, $(444,000), and $272,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

General Restricted Shares Information

        The following table summarizes unvested restricted shares during the year ended December 31, 2008:

	2008
	Shares	Weighted average grant date fair value
Outstanding at January 1	157,832	$20.05
Granted	45,242	7.56
Vested	(28,229)	10.50
Cancelled	(2,225)	8.30

Outstanding at December 31	172,620	$18.49

(8) Other Accrued Liabilities

        Other accrued liabilities consist of the following at December 31:

	2008	2007
	(in thousands)
Compensation and benefits	$759	$3,165
Professional fees	1,311	1,721
Other	771	781

	$2,841	$5,667

(9) Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, as amended in June 2008, the Company and GSK entered into the GSK Agreement for elesclomol. Under the terms of the agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, the Company received a non-refundable upfront license payment of $80 million in November 2007. The Company is also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and $440 million are related to the development in other cancer indications. In addition, the Company is eligible to receive up to $300 million in potential

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Collaborative Development, Commercialization and License Agreement with GSK (Continued)

commercial milestone payments from GSK based on achieving certain net sales thresholds. In the year ended December 31, 2008, the Company achieved $35 million in non-refundable operational milestones related to the development of elesclomol for the treatment of metastatic melanoma and $5 million in non-refundable operational milestones related to the development of elesclomol in other cancer indications. The corresponding milestone payments were received from GSK in the fourth quarter of 2008. In January 2009, the Company achieved a $10 million non-refundable operational milestone under the GSK Agreement, related to the development of elesclomol for the treatment of metastatic melanoma, which was paid by GSK in March 2009.

        Under the GSK Agreement, the total worldwide development costs for elesclomol, including development in metastatic melanoma, are shared according to an agreed targeted percentage, which represents for the Company a modest share of total costs. This cost share is realized by the Company over time through both direct cost reimbursement payments and operational milestone payments.

        The GSK Agreement specifies an initial period during which the Company is solely responsible for all development costs, up to an agreed-upon limit, associated with specific development activities related to seeking FDA approval of elesclomol for the treatment of metastatic melanoma, whether incurred by the Company or GSK. Also during this period, GSK is responsible for certain operational milestone payments to the Company in the amount of up to $50 million. Costs may be incurred by GSK during this period that are related to the development of elesclomol in metastatic melanoma. Such costs are the responsibility of the Company and have been recognized as a reduction of revenue under the GSK collaboration in the statement of operations; however, these costs are not required to be paid to GSK until after the final completion of the SYMMETRY trial, as defined in the GSK Agreement. Following the initial period, when total melanoma development costs have exceeded the pre-specified limit, additional costs incurred for the program will no longer be the sole responsibility of the Company and will be shared by GSK in accordance with the agreed targeted percentage defined in the GSK Agreement. Depending upon the future direction of the elesclomol program, the Company may be eligible for cost sharing payments under the GSK Agreement. In addition to development in metastatic melanoma, the Company also funds early clinical development of elesclomol in two other cancer indications. Satisfactory completion of these initial trials would result in certain milestone payments from GSK.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Collaborative Development, Commercialization and License Agreement with GSK (Continued)

        GSK may terminate the GSK Agreement upon not less than three months' written notice at any time prior to the date of the first commercial sale of elesclomol and not less than six months' written notice at any time on and after such date. The Company is currently working with GSK to evaluate the data from the SYMMETRY trial to determine if development of elesclomol should continue or if the program should be terminated. Should GSK elect to terminate the partnership, all rights to the elesclomol program would be returned to the Company and the Company would be free to develop elesclomol alone or with another partner. In such case, the Company would owe a small royalty to GSK on future sales of elesclomol. To date, GSK has not notified the Company of any intent to terminate the GSK Agreement.

(10) Collaborative License Agreement with Roche

        In December 2008, the Company and Roche entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The goal is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions.

        Under the terms of the agreement, Roche will fund research to be conducted by the Company during an initial two-year research period, which may be extended for additional one year terms by mutual agreement of the parties. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of this research period. The Company retains co-development rights by conducting preclinical development and early clinical trials, and co-promotion rights in the United States in indications other than rheumatoid arthritis. All preclinical, clinical, and commercial costs will be paid by Roche.

        Pursuant to the agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche will pay all of the Company's research costs, with a minimum of $9 million in committed research support, and all of the Company's preclinical and clinical development costs for compounds nominated for clinical development. The Company is eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. The Company will receive tiered royalties on sales of all approved, marketed products.

        Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes

        Differences between the actual tax benefit and tax benefit computed using the United States federal income tax rate is as follows:

	Years ended December 31
	2008	2007	2006
	(in thousands)
Income tax benefit at statutory rate	$(31,497)	$(21,588)	$(19,472)
Stock-based compensation	1,852	716	579
Tax credits	(2,314)	(1,647)	(1,743)
Other	(141)	42	40
Increase in valuation allowance	32,100	22,477	20,596

Income tax benefit	$—	$—	$—

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, are presented below:

	2008	2007
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$106,670	$103,359
Federal and state research and experimentation credits	11,821	9,886
Deferred revenue	29,867	—
Depreciation and amortization	2,805	2,875
Deferred compensation	5,561	4,943
Other	57	513

Deferred tax assets	156,781	121,576
Less valuation allowance	(156,781)	(121,576)

Net deferred tax assets	$—	$—

        The valuation allowance for deferred tax assets was approximately $157.0 million and $121.6 million as of December 31, 2008 and 2007, respectively. The increase in the total valuation allowance for the years ended December 31, 2008, 2007 and 2006 was approximately $35.4 million, $26.2 million and 24.3 million, respectively. The Company has established valuation allowances against its deferred tax assets because management believes that, after considering all of the available objective evidence, both historical and prospective, the realization of the deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        As of December 31, 2008, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $270.6 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2028 unless utilized. At December 31, 2008, the Company has state net operating loss carryforwards of approximately $234.1 million, which will expire through 2012 unless utilized. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. Approximately $24 million of state net operating loss carryforwards expired in 2008. At December 31, 2008, the Company had approximately $9.5 million and $3.5 million, respectively, in federal and state research and development credits which expire through 2028 and 2023, respectively.

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2005 through 2008. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

(12) Commitments and Contingencies

Leases

        The Company leases its research and office facilities under non-cancelable operating leases with terms expiring through 2011. Each of these leases contains renewal options ranging from one to five years.

        In 2008, the Company expanded leased space in three of its research and office facilities through the end of the existing lease terms.

        In November 2004, the Company entered into an agreement for a revolving property and equipment lease line of credit which was amended in 2005. Under the amended agreement, the Company may periodically directly lease, or sell and lease-back, up to $6.0 million of property and equipment, with payment periods of 36 or 48 months and a $1.00 purchase option at the end of each lease period. The lease rates are based upon a fixed base interest rate plus the respective prevailing 36- or 48-month U.S. Treasury Bill interest rates at the time of each funding. As of December 31, 2008, the Company sold and leased back under this agreement an aggregate of approximately $10.4 million of its previously purchased property and equipment, of which approximately $3.3 million and $7.1 million were capitalized and are being paid over 36 and 48 months, respectively. The term of this lease agreement ended in July 2008. The Company also leases a vehicle and other equipment under various other non-cancellable operating leases.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies (Continued)

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases, are approximately as follows (in thousands):

	Capital leases	Operating leases
Years ended December 31,
2009	$2,480	$2,514
2010	1,393	1,983
2011	710	1,752
2012	92	—

Total minimum lease payments	4,675	$6,249

Less: amount representing interest	(493)

Present value of minimum capital lease payments	4,182
Less current portions of capital lease obligations	(2,170)

Capital lease obligations—long term	$2,012

        Rent expense was approximately $2.5 million, $2.3 million and $1.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

License Agreements

Queen's Medical Center

        In March 2003, and amended in April 2004, the Company entered into an exclusive, royalty-bearing license agreement with Queen's Medical Center (QMC) for certain technology related to ion channel technologies. Under the terms of the agreement, if certain milestones are met, the Company is obligated to make cash payments of up to an aggregate of $1.0 million. If commercialization is achieved, the Company will be required to pay royalties to QMC on the net sales of any product using the licensed technologies. In the event the Company grants a sublicense of the licensed technology, the Company is obligated to compensate QMC a percentage of all fees received from the sublicense.

        Through December 31, 2008, no milestone, royalty, or sublicense payments had been earned by or paid to QMC.

Beth Israel Deaconess Medical Center

        The Company acquired an exclusive license from Beth Israel Deaconess Medical Center (Beth Israel) relating primarily to monoclonal antibodies and ion channel technologies. Under the terms of the license, if certain milestones are met, the Company is required to make cash payments up to an aggregate of $1.0 million. If commercialization is achieved, the Company will be required to pay royalties on the net sales of any product using the licensed technology. In the event the Company grants a sublicense of the licensed technology, the Company is obligated to compensate Beth Israel a percentage of all fees received from the sublicense.

        Through December 31, 2008, no milestone, royalty or sublicense payments had been earned by or paid to Beth Israel.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies (Continued)

Consulting Agreements

        In October 2002, the Company entered into a consulting agreement with an SAB member for scientific advisory services which was amended in October 2003. Under the amended consulting agreement, the term was four years from the effective date of the amendment, and in exchange for a one-time payment of $400,000, the parties agreed to eliminate a one-time bonus payment to the SAB member based on the achievement of a certain performance milestone that was included in the original agreement. In addition to an annual consulting fee, the consultant was entitled to a bonus payment of a portion of any upfront or milestone payments received by the Company related to certain calcium channel technology during the four-year term of the amended agreement. In April 2007, the Company further amended this consulting agreement for a two-year term from the effective date of the amendment. In addition to the annual consulting fee, the consultant is entitled to potential bonus payments upon the Company entering into a partnership for certain calcium channel technology and upon the filing of an investigational new drug application (IND) with the FDA for a drug candidate developed under such a partnership. In connection with the Roche Agreement entered into in December 2008, the Company recorded a $250,000 fee to this consultant in the year ended December 31, 2008. This corresponding payment was made in January 2009.

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

        The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company has agreed to indemnify GSK and its affiliates under the GSK Agreement against losses incurred or imposed as a direct result of claims arising out of the manufacture, use or sale by the Company of any product, except with respect to claims or losses that result from a breach of the GSK Agreement by, or the gross negligence or willful misconduct of, GSK. The Company has also agreed to indemnify Roche and its affiliates under the Roche Agreement against losses, expenses, cost of defense, and any amounts Roche becomes legally obligated to pay because of any claim that arises out of the breach of any representation or warranty made by the Company under the Roche Agreement, except to the extent that such losses are due to the gross negligence or willful misconduct of Roche or the breach by Roche of any representation or warranty under the Roche Agreement.The Company also expects to agree to certain indemnification provisions in any future drug discovery and development collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies (Continued)

lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

(13) Related Party Transactions

        In January 2005, the Company entered into an Agreement and Release with its scientific founder, who is a board member, whereby all outstanding matters regarding various oral understandings and arrangements between the scientific founder and the Company were resolved, including arrangements relating to (1) the assignment by the scientific founder of the benefit of his interests, if any, resulting from the Company's acquisition of the net assets of Cancer Genomics, Inc., Kava Pharmaceuticals, Inc. and SinglePixel Biomedical, Inc., (2) the scientific founder's assignment of inventions, non-competition, non-solicitation and confidentiality agreements with the Company, and (3) a release by the scientific founder of any and all claims that the scientific founder may have had against the Company. Pursuant to this agreement, the Company is paying the scientific founder $500,000, payable in $25,000 installments quarterly for five years. The full amount of the obligation was charged to research and development expense in 2005. Total installment payments in each of the years ended December 31, 2008, 2007 and 2006 were approximately $100,000. The remaining amount of the obligation as of December 31, 2008 was $100,000.

        The Company paid its scientific founder and a member of the board consulting fees of approximately $25,000 per month in January and February 2007 pursuant to a consulting agreement dated April 18, 2005. In March 2007, the Company amended the consulting agreement to reduce the fee from $25,000 to $10,000 per month. Total consulting fees paid in the years ended December 31, 2008, 2007 and 2006 were approximately $120,000, $150,000 and $300,000, respectively.

(14) Retirement Plan

        In 2003, the Company implemented a 401(k) retirement plan (the Synta 401(k) Plan) in which substantially all of its permanent employees are eligible to participate. Participants may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company may declare discretionary matching contributions to the Synta 401(k) Plan.

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(14) Retirement Plan (Continued)

ended December 31, 2008, 2007 and 2006 were approximately $514,000, $411,000 and $236,000, respectively, subject to forfeitures.

(15) Subsequent Event—Restructuring Costs

        On February 26, 2009, the Company announced it had suspended its SYMMETRY trial, the Phase 3 clinical study comparing elesclomol in combination with paclitaxel to paclitaxel alone in chemo-naïve patients with stage IV metastatic melanoma. In addition, all other trials of elesclomol were suspended as well.

        On March 12, 2009, the Company committed to a restructuring that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align its workforce to its revised operating plans following the suspension of its SYMMETRY clinical trial. The Company estimates its costs in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, will range from $1.4 million to $1.5 million. As a result of terminating these employees, the Company estimates it may incur an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures due to the fact that these assets may no longer be utilized. The Company estimates it will incur additional costs in connection with the suspension of the SYMMETRY trial, including one-time contract termination costs and fees and other related costs. At this time, the Company is unable to estimate the amount of a possible impairment or contract termination costs as it is in the process of evaluating its facilities and equipment needs and is in contract termination negotiations with certain of its vendors. Substantially all cash payments under the restructuring are expected to be paid during 2009. Employees directly affected by the restructuring have received notification and will be provided with severance payments. The Company expects to complete the restructuring in the second quarter of 2009.

        Related to the restructuring, the Company's compensation committee of its board of directors determined to not approve any employee bonuses for 2008 and, accordingly, in the fourth quarter of 2008, the Company reversed approximately $1.6 million of previously accrued bonus expense as of September 30, 2008.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(16) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2008 and 2007:

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except shares and per share data)
Collaboration revenues:
License and milestone revenue	$1,338	$1,338	$2,819	$3,018
Cost sharing reimbursements, net	—	(1,969)	(1,547)	(2,382)

Total collaboration revenues	1,338	(631)	1,272	636
Operating expenses:
Research and development	16,150	18,342	24,058	23,031
General and administrative	3,633	3,974	3,665	3,470

Total operating expenses	19,783	22,316	27,723	26,501

Loss from operations	(18,445)	(22,947)	(26,451)	(25,865)
Other income (expense):
Interest income	922	374	256	27
Interest expense	(127)	(121)	(126)	(115)

Other income, net	795	253	130	(88)

Net loss attributable to common stockholders	$(17,650)	$(22,694)	$(26,321)	$(25,953)

Basic and diluted net loss attributable to common stockholders per share	$(0.52)	$(0.67)	$(0.78)	$(0.77)

Basic and diluted weighted average number of common shares outstanding	33,730,230	33,733,536	33,736,510	33,741,960

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(16) Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except shares and per share data)
Collaboration revenues:
License and milestone revenue	$—	$—	$—	$743
Cost sharing reimbursements, net	—	—	—	—

Total collaboration revenues	—	—	—	743
Operating expenses:
Research and development	13,544	13,613	11,542	13,326
General and administrative	3,468	3,853	3,852	3,761

Total operating expenses	17,012	17,466	15,394	17,087

Loss from operations	(17,012)	(17,466)	(15,394)	(16,344)
Other income (expense):
Interest income	788	860	657	952
Interest expense	(131)	(135)	(138)	(132)

Other income, net	657	725	519	820

Net loss	(16,355)	(16,741)	(14,875)	(15,524)
Convertible preferred stock beneficial conversion feature	58,585	—	—	—

Net loss attributable to common stockholders	$(74,940)	$(16,741)	$(14,875)	$(15,524)

Basic and diluted net loss attributable to common stockholders per share	$(2.61)	$(0.50)	$(0.44)	$(0.46)

Basic and diluted weighted average number of common shares outstanding	28,767,605	33,658,536	33,661,580	33,708,862

QuickLinks

PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
Risks Related to Our Financial Position and Need for Additional Capital
Risks Related to the Development and Regulatory Approval of Our Drug Candidates
Risks Related to Our Dependence on Third Parties
Risks Related to Our Intellectual Property
Risks Related to the Commercialization of Our Drug Candidates
Risks Related to Our Industry
Risks Related to Employee Matters and Managing Growth
Risks Related to Our Common Stock
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
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
Management's Annual Report On Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SYNTA PHARMACEUTICALS CORP. Years ended December 31, 2008, 2007, and 2006
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SYNTA PHARMACEUTICALS CORP. Consolidated Balance Sheets (in thousands, except share and per share amounts)
SYNTA PHARMACEUTICALS CORP. Consolidated Statements of Operations (in thousands, except share and per share amounts)
SYNTA PHARMACEUTICALS CORP. Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss (in thousands, except share amounts)
SYNTA PHARMACEUTICALS CORP. Consolidated Statements of Cash Flows (in thousands)
SYNTA PHARMACEUTICALS CORP. Notes to Consolidated Financial Statements