Form 10-Q
period 2009-03-31
SYNTA PHARMACEUTICALS CORP
filed 2009-05-07
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 1, 2009, the registrant had 33,919,584 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$41,155	$52,045
Marketable securities	43,598	21,518
Restricted cash	151	151
Collaboration receivable	—	16,000
Prepaid expenses and other current assets	1,072	1,507

Total current assets	85,976	91,221
Property and equipment, net	5,676	5,929
Other assets	103	103

Total assets	$91,755	$97,253

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$10,615	$3,331
Accrued contract research costs	12,976	12,393
Other accrued liabilities	3,701	2,841
Capital lease obligations	1,877	2,170
Deferred collaboration revenue	13,782	12,588

Total current liabilities	42,951	33,323

Deferred collaboration revenue—long-term	119,675	114,415
Collaboration payable—long-term	8,545	6,294
Capital lease obligations—long-term	1,713	2,012

Total long-term liabilities	129,933	122,721

Total liabilities	172,884	156,044

Stockholders' deficit:
Preferred stock, par value $0.0001 per share
Authorized: 5,000,000 shares at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2009 and December 31, 2008; 33,919,584 shares issued and outstanding at March 31, 2009 and December 31, 2008	3	3
Additional paid-in-capital	335,027	333,862
Accumulated other comprehensive income	11	15
Accumulated deficit	(416,170)	(392,671)

Total stockholders' deficit	(81,129)	(58,791)

Total liabilities and stockholders' deficit	$91,755	$97,253

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Collaboration revenues:
License and milestone revenue	$4,073	$1,338
Cost sharing reimbursements, net	437	—

Total collaboration revenues	4,510	1,338

Operating expenses:
Research and development	22,639	16,150
General and administrative	4,070	3,633
Restructuring (Note 10)	1,236	—

Total operating expenses	27,945	19,783

Loss from operations	(23,435)	(18,445)
Other income:
Interest income	36	922
Interest expense	(100)	(127)

Investment income, net	(64)	795

Net loss	$(23,499)	$(17,650)

Basic and diluted weighted average common shares outstanding	33,872,016	33,730,230
Basic and diluted net loss per share	$(0.69)	$(0.52)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(23,499)	$(17,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,165	2,136
Depreciation and amortization	693	678
Changes in operating assets and liabilities:
Collaboration receivable	16,000	—
Prepaid expenses and other current assets	435	(647)
Accounts payable	7,284	2,043
Accrued expenses	1,443	(942)
Deferred collaboration revenue	6,454	(1,338)
Collaboration payable	2,251	—

Net cash provided by (used in) operating activities	12,226	(15,720)

Cash flows from investing activities:
Purchases of marketable securities	(24,693)	—
Sales and maturities of marketable securities	2,609	—
Purchases of property and equipment	(382)	(395)

Net cash used in investing activities	(22,466)	(395)

Cash flows from financing activities:
Proceeds from sale—leaseback of property and equipment	—	380
Payment of capital lease obligations	(650)	(636)

Net cash used in financing activities	(650)	(256)

Net decrease in cash and cash equivalents	(10,890)	(16,371)
Cash and cash equivalents at beginning of period	52,045	115,577

Cash and cash equivalents at end of period	$41,155	$99,206

Supplemental disclosure of noncash operating, investing and financing activities:
Acquisition of equipment under capital leases	$58	$380
Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$127

See accompanying notes to condensed consolidated financial statements.

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

        The Company is subject to risks common to emerging companies in the drug development and pharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, uncertainty of market acceptance of products, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing and compliance with the U.S. Food and Drug Administration (FDA) and other government regulations.

        In October 2007, the Company and GlaxoSmithKline (GSK) entered into a collaborative development, commercialization and license agreement for elesclomol (the GSK Agreement). Under the terms of the GSK Agreement, the Company has received a total of $130 million in non-refundable payments, including the $80 million upfront payment in November 2007, $40 million in operational milestones in 2008 and $10 million in an operational milestone in March 2009 (see Note 8).

        In December 2008, the Company and Hoffman-La Roche (Roche) entered into a collaborative license agreement for the CRACM inhibitor program (the Roche Agreement). Under the terms of the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009 (see Note 9).

        On February 26, 2009, the Company announced that it was suspending all clinical development of its lead drug candidate, elesclomol. On March 12, 2009, the Company committed to a restructuring that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align its workforce to its revised operating plans following the suspension of the SYMMETRY clinical trial (see Note 10).

(2) Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2009 and the consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K.

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

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the periods of performance under the GSK Agreement and the Roche Agreement. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

  Marketable Securities

        The Company considers its marketable securities available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities consist of investments in high-grade corporate obligations that are guaranteed by the United States government, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets. Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (deficit), until such gains and losses are realized. The fair value of these securities is based on quoted market prices. If a decline in value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from accumulated other comprehensive income (loss) to the consolidated statement of operations. Realized gains and losses are determined on the specific identification method.

        During the three months ended March 31, 2009 and 2008, the Company recorded no realized gains or losses on marketable securities and there were no charges to write down marketable securities.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

  Collaboration and License Agreements

        The Company's principal sources of revenue may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties from its collaborations. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition, or SAB 104, Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF No. 99-19, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, and EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF No. 01-09. The application of EITF No. 00-21 requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

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

        The Company's deliverables under its collaboration agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Notes 8 and 9. Certain of the deliverables have been combined as a single unit of accounting.

        The cash flows associated with the single unit of accounting from the research and development portions of the Company's collaborations are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are non-refundable and that the Company's collaborators are contractually obligated to pay to the Company.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The $80 million non-refundable upfront license payment the Company received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of the Company's common stock, is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 15-year period through the earliest expiration date of the related patents, which the Company estimates to be the effective life of the GSK Agreement. There has been no change to this estimate to date. The Company is also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. The Company recognizes as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. As of March 31, 2009, the Company has achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in January 2009 that was paid by GSK in March 2009. The $50 million in operational milestones achieved to-date include $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. In the three months ended March 31, 2009 and 2008, the Company recognized $2.9 million and $1.3 million, respectively, of license and milestone revenue under the GSK Agreement.

        Reimbursements of development costs to the Company by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by the Company to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK in accordance with EITF No. 01-09. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by the Company in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, the Company has determined that it is acting as a principal under the GSK Agreement and, as such, records these amounts as collaboration revenue. In the three months ended March 31, 2009, the Company recognized, as a reduction to revenue, $2.0 million of net cost sharing reimbursements to GSK under the GSK Agreement as the Company is solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with the Company responsible for a modest share of the costs. No cost sharing reimbursements to GSK were recognized in the three months ended March 31, 2008.

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

        The $16 million non-refundable upfront license payment the Company received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the three months ended March 31, 2009, the Company recognized $1.1 million of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months ended March 31, 2009, the Company recognized $2.5 million of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012.

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

  Deferred Collaboration Revenue

        Consistent with the Company's policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company's revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At March 31, 2009, total deferred collaboration revenue was approximately $133.5 million, of which $13.8 million is current and will be recognized as revenue during the next 12 months.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        For the three months ended March 31, 2009 and 2008, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	1.78%	3.16%
Expected life in years	6.25 years	6.25 years
Volatility	70%	70%
Expected dividend yield	—	—

        The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. The Company will continue using historical volatility and other similar public entity volatility information until historical volatility of the Company alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

        For awards with graded vesting, the Company allocates compensation costs under SFAS No. 123(R), Share-Based Payment, on a straight-line basis over the requisite service period. The Company amortizes the fair value of each option over each option's service period, which is generally the vesting period.

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

        As part of its preparation of its quarterly financial statements for the three months ended March 31, 2008, the Company discovered that it had erroneously accounted for certain of its non-employee stock options during the last three quarters of 2007 under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which may require stock options held by certain non-employee consultants to be accounted for as liabilities. Under this accounting it had reclassified approximately $1.9 million from additional paid-in capital to liabilities in the second quarter of 2007 and subsequently during the year adjusted the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

fair value of the liability for changes in the market price of its common stock, resulting in a $553,000 credit to stock-based compensation expense for the year. In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of this error was not material to its financial statements for the year ended December 31, 2007 and, as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 would not have a material effect on its financial statements for the year ended December 31, 2008. Accordingly, the Company recorded a charge to stock-based compensation of $553,000 and a reclassification of approximately $1.9 million from liabilities to additional-paid-in-capital in the three months ended March 31, 2008 to correct this error.

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation expense for the three months ended March 31,
			Unrecognized stock compensation expense as of March 31, 2009
	2009	2008
Employee stock options	$1,075	$1,167	$6,630
Repriced employee stock options	—	59	—
Employee options issued below fair value	—	2	—
Non-employee stock options	17	567	—
Restricted stock	73	341	239

	$1,165	$2,136	$6,869

        Stock-based compensation expense is allocated as follows (in thousands):

	Three months ended March 31,
	2009	2008
Research and development	$896	$1,731
General and administrative	269	405

Total	$1,165	$2,136

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

	March 31,
	2009	2008
Common stock options	4,465,593	4,602,638
Non-vested restricted common stock	42,558	140,211

  Recent Accounting Pronouncements

        The Company adopted SFAS No. 141R, Business Combinations, or SFAS No. 141R, on January 1, 2009. The pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The pronouncement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of SFAS No. 141R did not have a material impact on the Company's consolidated financial statements as there were no business combinations.

        The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or SFAS No. 160, on January 1, 2009. The pronouncement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. The pronouncement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a material impact on the Company's consolidated financial statements as the Company does not have any noncontrolling interests.

        The Company adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF No. 07-1, on January 1, 2009 which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 07-1 is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 07-1 did not have a material impact on the Company's consolidated financial statements.

        In April 2009, FASB issued SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or SFAS No. 107-1 and APB No. 28-1. SFAS No. 107-1 and APB

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not believe SFAS No. 107-1 and APB No. 28-1 will have a material impact on its disclosures for interim reporting periods.

        In April 2009, FASB issued SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or SFAS No. 115-2 and SFAS No. 124-2. SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to provide additional guidance on the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe SFAS No. 115-2 and SFAS No. 124-2 will have a material impact on its results of operations or financial position.

        In April 2009, FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or SFAS No. 157-4. SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, or SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company does not believe SFAS No. 157-4 will have a material impact on its results of operations or financial position.

        In April 2009, FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or SFAS No. 141R-1. SFAS No. 141R-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141R, which is described above. Under SFAS No. 141R-1, assets acquired and liabilities assumed in a business combination that arise from contingencies will be recognized at fair value at the acquisition date only if fair value can be determined during the one-year post acquisition measurement period, and subsequently measured and accounted for using a systematic and rational basis depending on their nature. SFAS No. 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R-1 did not have an impact on the Company's consolidated financial statements as there were no business combinations during the quarter ended March 31, 2009.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash and cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$41,155	—	—	$41,155
Marketable securities:
Corporate debt securities:
Due within 1 year	15,479	14	—	15,493
U.S. sponsored entities:
Due within 1 year	28,108	4	(7)	28,105

Total marketable securities	43,587	18	(7)	43,598

Total cash, cash equivalents and marketable securities	$84,742	$18	$(7)	$84,753

	December 31, 2008
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$52,045	—	—	$52,045
Marketable securities:
Corporate debt securities:
Due within 1 year	8,490	9	—	8,499
U.S. sponsored entities:
Due within 1 year	13,013	6	—	13,019

Total marketable securities	21,503	15	—	21,518

Total cash, cash equivalents and marketable securities	$73,548	$15	$—	$73,563

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(4) Fair Value Measurements (Continued)

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2009, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund. The Company's financial assets valued based on Level 2 inputs consisted of high-grade commercial paper and government-agency bonds that are guaranteed by the U.S. government.

(5) Property and Equipment

        Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Laboratory equipment	$12,287	$12,093
Leasehold improvements	4,762	4,667
Computers and software	2,215	2,192
Furniture and fixtures	1,233	1,105

	20,497	20,057
Less accumulated depreciation and amortization	(14,821)	(14,128)

	$5,676	$5,929

        Depreciation and amortization expenses of property and equipment were approximately $693,000 and $678,000 in the three months ended March 31, 2009 and 2008, respectively.

(6) Stock Plans

        The 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 5,100,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2009, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 3,800,000 to 5,100,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. The increase was ratified by the board of directors in February 2009. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee or the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years.

        As of March 31, 2009, under its 2001 Stock Plan, the Company had options outstanding to purchase 2,481,746 shares of its common stock and had outstanding 12,500 restricted shares of common stock and had no shares available for future issuance.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock Plans (Continued)

        As of March 31, 2009, under its 2006 Stock Plan, the Company had options outstanding to purchase 1,983,847 shares of its common stock, had outstanding 30,058 restricted shares of common stock and had available 3,045,333 shares available for future issuance.

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers and non-employee directors. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at March 31, 2009 was $239,000. The weighted average period over which the balance is expected to be recognized is 1.4 years. Vesting may accelerate, with respect to restricted shares issued to a certain officer upon the FDA's approval of the Company's first new drug application, or NDA. Restricted shares issued to non-employee directors vest over the service period.

  General Option Information

        The following table summarizes stock option activity for the three months ended March 31, 2009:

	Shares	Weighted average exercise price of shares under plan
Outstanding at January 1, 2009	4,691,246	$10.41
Granted	85,500	6.69
Exercised	—	—
Cancelled	(311,153)	8.57

Outstanding at March 31, 2009	4,465,593	$10.47

Exercisable at March 31, 2009	3,151,105	$11.15

        The weighted-average grant date fair values of options granted during the three months ended March 31, 2009 and 2008 was $4.38 and $5.68, respectively.

        As of March 31, 2009, the total amount of unrecognized stock-based compensation expense was $6.9 million, which will be recognized over a weighted average period of 2.4 years.

        Included in the Company's stock options outstanding at March 31, 2009 were 254,055 options issued to non-employee consultants with a weighted average exercise price of $8.60 of which all were vested. The compensation expense is recorded over the respective vesting periods and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a credit in each reporting period. Compensation expense related to these options in the three months ended March 31, 2009 and 2008 was approximately $17,000 and $567,000, including the $553,000 correction referred to in Note 2, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock Plans (Continued)

  General Restricted Shares Information

        The following table summarizes restricted stock activity during the three months ended March 31, 2009:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2009	172,620	$18.49
Granted	—	—
Vested	(130,062)	21.43
Cancelled	—	—

Outstanding at March 31, 2009	42,558	$9.51

(7) Accrued Expenses

        Other accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Compensation and benefits	$711	$759
Professional fees	1,489	1,311
Restructuring	851	—
Other	650	771

	$3,701	$2,841

(8) Collaborative Development, Commercialization and License Agreement

        In October 2007, as amended in June 2008, the Company and GSK entered into the GSK Agreement for elesclomol. Under the terms of the agreement, the companies will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, the Company received a non-refundable upfront license payment of $80 million in November 2007. The Company is also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and $440 million are related to the development in other cancer indications. In addition, the Company is eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. As of March 31, 2009, the Company has achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. The $50 million in operational milestones achieved to-date include $45 million

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(8) Collaborative Development, Commercialization and License Agreement (Continued)

related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication.

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

(9) Collaborative License Agreement with Roche

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

        Pursuant to the agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Roche will pay all of the Company's research costs, with a minimum of $9 million in committed research support, and all of the Company's preclinical and clinical development costs for compounds nominated for clinical development.

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

(10) Restructuring

        On February 26, 2009, the Company announced it had suspended its SYMMETRY clinical trial, the Phase 3 clinical study comparing elesclomol in combination with paclitaxel to paclitaxel alone in chemo-naïve patients with stage IV metastatic melanoma. In addition, all other trials of elesclomol were suspended.

        On March 12, 2009, the Company committed to a restructuring that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align its workforce to its revised operating plans following the suspension of its SYMMETRY clinical trial. In the first quarter of 2009, the Company recorded a restructuring charge of

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Restructuring (Continued)

approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. The restructuring charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146. In addition, the Company paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of March 31, 2009, approximately $0.6 million of the total estimated $1.4 million in restructuring related payments had been paid. The majority of the remaining payments are anticipated to be paid by the end of the second quarter of 2009.

        To conserve additional capital resources, the Company will not renew one of its office building leases expiring in August 2009 and will consolidate its operations within its three other facilities. The Company does not anticipate a material impairment charge in connection with the facility consolidation.

        The following table summarizes the restructuring activity as of March 31, 2009:

	Restructuring Charge	Payments	Restructuring Liability at March 31, 2009
Workforce reduction	$1,236	$(385)	$851

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

        We are a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have three clinical-stage drug candidates and several drug candidates in the preclinical and discovery stages, each of which has a distinct chemical structure, mechanism of action, and market opportunity. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. In October 2007, as amended in June 2008, we entered into a global collaborative development, commercialization and license agreement, or the GSK Agreement, with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates. In December 2008, we entered into a collaborative license agreement, or the Roche Agreement, with Hoffmann-La Roche, or Roche, for our CRACM inhibitor program, which is currently in the lead optimization stage. We retain all rights to our other drug candidates and programs.

        We believe that our demonstrated ability to generate new drug candidates from our discovery platform, our ability to effectively enroll and conduct clinical trials, and our ability to enter into partnerships with leading multinational pharmaceutical companies are important competitive advantages. We believe that these competitive advantages, together with our current diverse pipeline of drug candidates with distinct chemical structures and mechanisms of action, provide us with both near-term and long-term sustainable growth opportunities.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in raising capital and in the discovery and development of novel drug candidates. Since our inception, we have had no revenues from product sales. We have funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock, $44.7 million in net proceeds from our initial public offering, or IPO, and $146 million in non-refundable partnership payments under the GSK Agreement and Roche Agreement, including $96 million in upfront payments and $50 million in operational milestones, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $427.4 million through March 31, 2009. We have also generated funds from government grants, equipment lease financings and investment income.

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

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. We have never been profitable and, as of March 31, 2009, we had an accumulated deficit of $416.2 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability and may never do so.

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

        Based on the interim review, the DMC recommended that unblinded data be released to us, and that we provide appropriate notification to investigators and patients in order that they could jointly make informed decisions on whether to continue therapy. Following our review of the data and further discussion with the DMC, we decided to suspend the SYMMETRY trial and our other ongoing elesclomol trials, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. We also notified the U.S. Food and Drug Administration, or FDA, of the SYMMETRY trial findings and our decision to suspend all ongoing elesclomol trials. Following our report to the FDA, the FDA concurred with our decision and placed each of these trials on clinical hold.

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

Restructuring

        On March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. The restructuring charges were recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of March 31, 2009, approximately $0.6 million of the total estimated $1.4 million in restructuring related payments had been paid. The majority of the remaining payments are anticipated to be paid by the end of the second quarter of 2009.

        To conserve additional capital resources, we will not renew one of our office building leases expiring in August 2009 and will consolidate our operations within our three other facilities. We do not anticipate a material impairment charge in connection with the facility consolidation.

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

  GSK Elesclomol Alliance

        In October 2007, as amended in June 2008, we entered into the GSK Agreement, under which we are eligible to receive up to $1.01 billion in milestones and other payments, as well as share 40-50% of the profits and losses from sales in the United States and receive double-digit tiered royalties from net sales outside of the United States. Under the terms of the agreement, we and GSK will jointly develop and commercialize elesclomol in the United States, and GSK will have exclusive responsibility for the development and commercialization of elesclomol outside the United States. Pursuant to the agreement, we received a non-refundable upfront license payment of $80 million in November 2007. We are also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and $440 million are related to the development in other cancer indications. In addition to milestones related to operational progress in development and clinical and regulatory outcomes, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. As of March 31, 2009, we have achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. The $50 million in operational milestones achieved to-date include $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication.

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

  STA-9090 Ongoing Clinical Trials

        We are currently enrolling patients in two Phase 1, open-label studies in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on once- and twice-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these studies will be assessed for tumor response based on the industry standard Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. In March 2009, we initiated a Phase 1/2 open-label clinical study of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. Later in 2009, we plan to initiate a Phase 1/2 trial in hematologic cancers with a once-a-week dosing schedule as well as one or more Phase 2 studies in solid-tumor cancers.

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

        We are currently conducting a Phase 2a clinical trial of apilimod in patients with rheumatoid arthritis, or RA. The RA study completed initial enrollment of 22 patients and the preliminary results showed encouraging biomarker and clinical signals suggesting activity of apilimod in this indication. We have elected to enroll an additional cohort in this trial to explore a higher dose of apilimod. We expect to have results from this higher dose cohort in the fourth quarter of 2009. We are also exploring the possibility of using apilimod in a topical formulation to treat inflammatory diseases of the skin, such as psoriasis.

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

        Pursuant to the agreement, we received a non-refundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Roche will pay all of our research costs, with a minimum of $9 million in committed research support, and all of our development costs for compounds nominated for clinical development. We are eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to

$170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues have been generated primarily through partnership agreements with GSK and Roche. The terms of these agreements include payment to us of up-front license fees, milestone payments, research and development cost sharing, royalties and profit sharing. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized (see "Critical Accounting Policies and Estimates—Revenue Recognition"). In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received under the GSK Agreement and the Roche Agreement and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to accrued expenses, including contract research accruals, the recoverability of long-lived and deferred tax assets, measurement of stock-based compensation and the periods of performance under the GSK Agreement and the Roche Agreement. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Revenue Recognition

  Collaboration and License Agreements

        Our principal sources of revenue may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties from our collaborations. We recognize revenue from these sources in accordance with Staff Accounting Bulletin, or SAB, 104, Revenue Recognition, or SAB 104, Emerging Issues Task Force, or EITF, No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF No. 99-19, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, and EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), or EITF No. 01-09. The application of EITF No. 00-21 requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

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

        Our deliverables under our collaboration agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Notes 8 and 9 of the accompanying consolidated financial statements. Certain of the deliverables have been combined as a single unit of accounting.

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

        The $80 million non-refundable upfront license payment we received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 15-year period through the earliest expiration date of the related patents, which we estimate to be the effective life of the GSK Agreement. There has been no change to this estimate to date. We are also recognizing product development milestones as collaboration revenue using the time-based model over the same performance period through November 2022. We recognize as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. As of March 31, 2009, we have achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. The $50 million in operational milestones achieved to-date include $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. In the three months ended March 31, 2009 and 2008, we recognized $2.9 million and $1.3 million, respectively, of license and milestone revenue under the GSK Agreement.

        Reimbursements of development costs to us by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK in accordance with EITF No. 01-09. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, we have determined that we are acting as a principal under the GSK Agreement and, as such, record these amounts as collaboration revenue. In the three months ended March 31, 2009, we recognized, as a reduction to revenue, $2.0 million of net cost sharing reimbursements to GSK under the GSK Agreement as we are solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with us responsible for a modest share of the costs. No cost sharing reimbursements to GSK were recognized in the three months ended March 31, 2008.

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

        The $16 million non-refundable upfront license payment that we received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the three months ended March 31, 2009, we recognized $1.1 million of license revenue under the Roche Agreement. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months ended March 31, 2009, we recognized $2.5 million of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012.

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

Deferred Collaboration Revenue

        Consistent with our policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by us. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under our revenue recognition policy. Deferred collaboration revenue is classified as current if management believes we will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. As of March 31, 2009, total deferred collaboration revenue was approximately $133.5 million, of which $13.8 million is current and will be recognized as revenue during the next 12 months.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months ended March 31, 2009 and 2008, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

        With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months ended March 31, 2009 and 2008, respectively.

Stock-Based Compensation

        We continue to use the Black-Scholes option pricing model as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we do not have a significant history of stock trading activity, expected volatility is based on historical data from several public companies similar in size and value to us. We will continue to use a weighted average approach using historical volatility and other similar public entity volatility information until historical volatility of our common stock is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006, we have used the simplified method for determining the expected lives of options.

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

        Our net loss includes compensation costs in the amount of $1.2 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of March 31, 2009, the total amount of unrecognized stock-based compensation expense was $6.9 million, which will be recognized over a weighted average period of 2.4 years.

Consolidated Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

  Collaboration Revenue

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
License and milestone revenue—GSK	$2.9	$1.3	$1.6	123%
License and milestone revenue—Roche	1.1	—	1.1	—%

	4.0	1.3	2.7	208%
Cost sharing reimbursements, net—GSK	(2.0)	—	(2.0)	—%
Cost sharing reimbursements, net—Roche	2.5	—	2.5	—%

	0.5	—	0.5	—%

Total collaboration revenue	$4.5	$1.3	$3.2	246%

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. In the three months ended March 31, 2009, license and milestone revenue increased by $1.6 million over the three months ended March 31, 2008 due to the timing of achieving $50 million to-date in operational milestones between the third quarter of 2008 and the first quarter of 2009 for the development of elesclomol for the treatment of metastatic melanoma and another cancer indication. In addition, in the three months ended March 31, 2009, we recognized, as a reduction to revenue, $2.0 million of net cost sharing reimbursements to GSK under the GSK Agreement as we are solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with us responsible for a modest share of the costs. No cost sharing reimbursements to GSK were recognized in the three months ended March 31, 2008. (See Notes 2 and 8 in the accompanying condensed consolidated financial statements.)

        In December 2008, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. In the three months ended March 31, 2009, we recognized $1.1 million of license revenue in connection with the $16 million non-refundable upfront license payment we received from Roche in January 2009. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months ended March 31, 2009, we recognized $2.5 million of cost sharing revenue under the Roche Agreement. (See Notes 2 and 9 in the accompanying condensed consolidated financial statements.)

  Research and Development Expense

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$15.6	$11.1	$4.5	41%
STA-9090	2.3	1.8	0.5	28%
Apilimod	0.2	0.2	—	—%

Total clinical-stage drug candidates	18.1	13.1	5.0	38%
CRACM	2.1	1.8	0.3	17%
Other early stage programs	2.4	1.3	1.1	85%

Total research and development	$22.6	$16.2	$6.4	40%

        In the three months ended March 31, 2009, costs incurred under our elesclomol program increased by $4.5 million over the three months ended March 31, 2008, including decreases of $0.2 million for personnel costs, related research supplies and operational overhead, and $0.6 million for stock compensation, offset by a $5.3 million increase for external costs. On February 26, 2009, we suspended the SYMMETRY trial, our global, pivotal Phase 3 clinical trial which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elescomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction. The $5.3 million increase in external costs was principally due to the advancement of the SYMMETRY trial reflective of the completion of patient enrollment in early February 2009, the conduct of registration manufacturing required for a possible new drug application, or NDA, filing in 2009, and the commencement of the prostate and monotherapy trials, as well as wind-down activities and early contract termination fees following the suspension of the SYMMETRY trial. The $0.6 million decrease in stock compensation was due in part to the workforce reduction in the first quarter of 2009 and in part to the non-recurring correction recognized in the first quarter of 2008. (See Note 2 in the accompanying condensed consolidated financial statements.)

        In the three months ended March 31, 2009, costs incurred under our STA-9090 program increased by $0.5 million over the three months ended March 31, 2008, including a $0.1 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.4 million increase for external costs. The increase in external costs was principally due to the commencement of the Phase 1/2 trial in hematological cancers in March 2009 and the supporting clinical drug supply for all of the ongoing clinical trials.

        In the three months ended March 31, 2009, there was no change in the costs incurred in connection with apilimod over the three months ended March 31, 2008, as a $0.1 million increase for personnel costs, related research supplies, operational overhead and stock compensation was offset by a $0.1 million decrease for external costs.

        In the three months ended March 31, 2009, costs incurred under our CRACM program increased by $0.3 million over the three months ended March 31, 2008, including a $0.2 million decrease for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $0.5 million increase for external costs. The increase in external costs was principally due to the commencement of early development activities prior to nominating a candidate for preclinical development later this year.

        In addition, in the three months ended March 31, 2009, costs incurred under our other early-stage programs increased by $1.1 million over the three months ended March 31, 2008, including increases of $0.8 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs.

  General and Administrative Expense

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
General and administrative	$4.1	$3.6	$0.5	14%

        The increase in general and administrative expense principally resulted from an increase of $0.2 million for personnel costs and related overhead in connection with increased headcount and stock compensation, and an increase of $0.3 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance requirements, director and officer insurance premiums, investor and medical- community relations and commercial development, as well as in corporate taxes.

  Investment Income, net

	Three Months Ended March 31,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Investment income, net	$(0.1)	$0.8	$(0.9)	(113)%

        The decrease in net investment income was principally due to declining interest rates and lower average cash balances.

Liquidity and Capital Resources

Sources of Funds

        We have incurred significant operating losses since our inception. We have funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock, $44.7 million in net proceeds from our initial public offering, and $146 million in non-refundable partnership payments under the GSK Agreement and the Roche Agreement, including $96 million in upfront payments and $50 million in operational milestones, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $427.4 million through March 31, 2009. We have also generated funds from government grants, equipment lease financings and investment income.

        As of March 31, 2009, we had $84.8 million in cash, cash equivalents and marketable securities, an increase of $11.2 million from $73.6 million as of December 31, 2008. This increase principally reflects $29 million in partnership payments by GSK and Roche in the first quarter of 2009, offset by cash used in operations as discussed under Cash Flows below. The $29 million in partnership payments include $10 million by GSK for a non-refundable operational milestone achieved in January 2009 for the development of elesclomol for the treatment of metastatic melanoma and $19 million by Roche for the $16 million non-refundable upfront payment that was recorded as a collaboration receivable as of December 31, 2008 and $3 million for research and development support.

        In October 2007, we entered into the GSK Agreement and received a non-refundable upfront cash payment of $80 million in November 2007. We are also eligible to receive potential operational, clinical and regulatory milestone payments from GSK of up to $585 million, which include both payments for operational progress, such as trial initiation and enrollment, and payments for positive clinical and regulatory outcomes, such as regulatory approval. Of the $585 million in potential payments, $145 million are related to the development in metastatic melanoma and up to $440 million are related to the development of elesclomol in other cancer indications. In addition, we are eligible to receive up to $300 million in potential commercial milestone payments from GSK based on achieving certain net sales thresholds. As of March 31, 2009, we have achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in January 2009 that was paid by GSK in March 2009. The $50 million in achieved operational milestones to-date include $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. Depending upon the future direction of the elesclomol program, we may be eligible for cost sharing and additional milestone payments under the GSK Agreement.

        In December 2008, we entered into the Roche Agreement and received a non-refundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Under the terms of the agreement, Roche will pay all of our research costs, with a minimum of $9 million in committed research support, and all of our development costs for compounds nominated for clinical development. We are eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products.

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended years ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(dollars in millions)
Cash, cash equivalents and marketable securities	$84.8	$99.2
Working capital	43.0	80.7
Cash flows provided by (used in):
Operating activities	12.2	(15.7)
Investing activities	(22.5)	(0.4)
Financing activities	(0.7)	(0.2)
Capital expenditures (included in investing activities)	(0.1)	(0.4)

        In the three months ended March 31, 2009, our operating activities provided cash of $12.2 million, including the receipt of $29 million in partnership payments by GSK and Roche offset by $16.8 million in net cash used in operations. In the three months ended March 31, 2008, our operating activities used cash of $15.7 million. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        Our investing activities used cash of $22.5 million in the three months ended March 31, 2009, including purchases of marketable securities in the amount of $24.7 million and purchases of property and equipment in the amount of $0.4 million, offset by sales and maturities of marketable securities of $2.6 million. Our investing activities used cash of $0.4 million in the three months ended March 31, 2008 for the purchases of property and equipment.

        Our financing activities used cash of $0.7 million and $0.2 million in the three months ended March 31, 2009 and 2008, respectively. We raised $0.4 million in proceeds from the sale and lease-back of property and equipment in the three months ended March 31, 2008. We repaid $0.7 million and $0.6 million in capital equipment leases in the three months ended March 31, 2009 and 2008, respectively.

Contractual Obligations and Commitments

        There have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

  •
  advance our CRACM inhibitor program into preclinical development and possibly into clinical trials, if supported by positive preclinical data and consistent with our obligations under the Roche Agreement;

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

Liquidity

        On February 26, 2009, we announced that we were suspending all clinical development of our lead drug candidate, elesclomol. On March 12, 2009, we committed to an immediate restructuring that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of March 31, 2009, approximately $0.6 million of the total estimated $1.4 million in restructuring related payments had been paid. The majority of the remaining payments are anticipated to be paid by the end of the second quarter of 2009.

        To conserve additional capital resources, we will not renew one of our office building leases expiring in August 2009 and will consolidate our operations within our three other facilities. We do not anticipate a material impairment charge in connection with the facility consolidation.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operating losses to use cash for operations over the next several years and such cash use may increase from year to year. Based on our current operating plans, we expect our existing funds, together with research and development reimbursements and approximately $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements anticipated under the Roche agreement, will be sufficient to fund operations into 2011. While we believe that the milestone payments from Roche will be received as forecasted, we have contingency plans in place should the receipt of the milestone payments be delayed or not achieved at all or if clinical progress in our various programs does not progress as expected, which plans focus on the reduction of spending on less critical research and development activities.

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

        We may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials and conduct additional preclinical and discovery activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Recent Accounting Pronouncements

        We adopted SFAS No. 141R, Business Combinations, or SFAS No. 141R, on January 1, 2009. The pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The pronouncement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements as there were no business combinations.

        We adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or SFAS No. 160, on January 1, 2009. The pronouncement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. The pronouncement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements as we do not have any noncontrolling interests.

        We adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF No. 07-1, on January 1, 2009 which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 07-1 is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 07-1 did not have a material impact on our consolidated financial statements.

        In April 2009, FASB issued SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or SFAS No. 107-1 and APB No. 28-1. SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. We do not believe that SFAS No. 107-1 and APB No. 28-1 will have a material impact on its disclosures for interim reporting periods.

        In April 2009, FASB issued SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or SFAS No. 115-2 and SFAS No. 124-2. SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to provide additional guidance on the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that SFAS No. 115-2 and SFAS No. 124-2 will have a material impact on its results of operations or financial position.

        In April 2009, FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or SFAS No. 157-4. SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, or SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. We do not believe SFAS No. 157-4 will have a material impact on its results of operations or financial position.

        In April 2009, FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or SFAS No. 141R-1. SFAS No. 141R-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141R, which is described above. Under SFAS No. 141R-1, assets acquired and liabilities assumed in a business combination that arise from contingencies will be recognized at fair value at the acquisition date only if fair value can be determined during the one-year post acquisition measurement period, and subsequently measured and accounted for using a systematic and rational basis depending on their nature. SFAS No. 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R-1 did not have an impact on our consolidated financial statements as there were no business combinations during the quarter ended March 31, 2009.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading "Risk Factors" contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 that we have filed with the SEC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Sensitivity.    As of March 31, 2009, we had cash, cash equivalents and marketable securities of $84.8 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the three months ended March 31, 2009, we had investment income of approximately $36,000. If overall interest rates fell by 10% during the three months ended March 31, 2009, our interest income would have decreased by less than $4,000, assuming consistent investment levels.

        Capital Market Risk.    We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.    Controls and Procedures.

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors.

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

SYNTA PHARMACEUTICALS CORP.
Date: May 7, 2009	By:	/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D. President and Chief Executive Officer (principal executive officer)
Date: May 7, 2009	By:	/s/ KEITH S. EHRLICH, C.P.A. Keith S. Ehrlich, C.P.A. Vice President Finance and Administration, Chief Financial Officer (principal accounting and financial officer)