Form 10-Q
period 2009-06-30
SYNTA PHARMACEUTICALS CORP
filed 2009-08-04
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        As of July 31, 2009, the registrant had 33,953,300 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.
INDEX TO FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$31,883	$52,045
Marketable securities	28,661	21,518
Restricted cash	151	151
Collaboration receivable	907	16,000
Prepaid expenses and other current assets	1,405	1,507

Total current assets	63,007	91,221
Property and equipment, net	5,126	5,929
Other assets	68	103

Total assets	$68,201	$97,253

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$5,995	$3,331
Accrued contract research costs	4,635	12,393
Other accrued liabilities	3,568	2,841
Capital lease obligations	1,602	2,170
Collaboration payable	9,960	—
Deferred collaboration revenue	120,599	12,588

Total current liabilities	146,359	33,323

Deferred collaboration revenue—long-term	9,018	114,415
Collaboration payable—long-term	—	6,294
Capital lease obligations—long-term	1,397	2,012

Total long-term liabilities	10,415	122,721

Total liabilities	156,774	156,044

Stockholders' deficit:
Preferred stock, par value $0.0001 per share
Authorized: 5,000,000 shares at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at June 30, 2009 and December 31, 2008; 33,907,084 and 33,919,584 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in-capital	336,074	333,862
Accumulated other comprehensive income	15	15
Accumulated deficit	(424,665)	(392,671)

Total stockholders' deficit	(88,573)	(58,791)

Total liabilities and stockholders' deficit	$68,201	$97,253

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaboration revenues:
License and milestone revenue	$3,314	$1,338	$7,387	$2,676
Cost sharing reimbursements, net	1,336	(1,969)	1,773	(1,969)

Total collaboration revenues	4,650	(631)	9,160	707

Operating expenses:
Research and development	10,098	18,342	32,736	34,492
General and administrative	3,005	3,974	7,076	7,607
Restructuring (Note 10)	—	—	1,236	—

Total operating expenses	13,103	22,316	41,048	42,099

Loss from operations	(8,453)	(22,947)	(31,888)	(41,392)
Other income:
Interest income	43	374	79	1,296
Interest expense	(85)	(121)	(185)	(248)

Other income, net	(42)	253	(106)	1,048

Net loss	$(8,495)	$(22,694)	$(31,994)	$(40,344)

Basic and diluted weighted average common shares outstanding	33,877,075	33,733,536	33,874,559	33,731,883
Basic and diluted net loss attributable to common stockholders per share	$(0.25)	$(0.67)	$(0.94)	$(1.20)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(31,994)	$(40,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,212	3,894
Depreciation and amortization	1,344	1,306
Changes in operating assets and liabilities:
Collaboration receivable	15,093	(257)
Prepaid expenses and other current assets	137	72
Accounts payable	2,664	(1,017)
Accrued expenses	(7,031)	2,144
Deferred collaboration revenue	2,614	(2,676)
Collaboration payable	3,666	2,217

Net cash used in operating activities	(11,295)	(34,661)

Cash flows from investing activities:
Purchases of marketable securities	(29,756)	—
Sales and maturities of marketable securities	22,613	—
Purchases of property and equipment	(483)	(991)

Net cash used in investing activities	(7,626)	(991)

Cash flows from financing activities:
Proceeds from sale—leaseback of property and equipment	—	880
Payment of capital lease obligations	(1,241)	(1,429)

Net cash used in financing activities	(1,241)	(549)

Net decrease in cash and cash equivalents	(20,162)	(36,201)
Cash and cash equivalents at beginning of period	52,045	115,577

Cash and cash equivalents at end of period	$31,883	$79,376

Supplemental disclosure of noncash operating, investing and financing activities:
Acquisition of equipment under capital leases	$58	$1,624
Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$248

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

(2) Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2009 and the consolidated results of operations and cash flows for the three months and six months ended June 30, 2009 and 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K.

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, (SFAS 165) as of the period ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires disclosure of the date through which an entity has evaluated subsequent events. Subsequent events have been evaluated through the filing of the financial statements on Form 10-Q with the SEC on August 4, 2009.

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

        During the three months ended June 30, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position Statement No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP SFAS No. 115-2 and SFAS No. 124-2"). We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, we consider whether we intend to sell the debt security and, if we do not intend to sell the debt security, we consider available evidence to assess whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. During the three and six months ended June 30, 2009 and 2008, we determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

separate component of stockholders' deficit. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method.

        During the three months and six months ended June 30, 2009 and 2008, the Company recorded no realized gains or losses on marketable securities.

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

  Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, the Company and GSK entered into the GSK Agreement, as amended in June 2008, for the joint development and commercialization of elesclomol. The GSK Agreement consists of

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

the following key funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. On June 10, 2009, following the suspension of the SYMMETRY trial, the Company received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement will be effective no later than September 10, 2009.

        The $80 million non-refundable upfront license payment the Company received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of the Company's common stock, is being recognized ratably using the time-based model over the estimated performance period which had been defined as the 15-year period through the earliest expiration date of the related patents, which the Company estimated to be the effective life of the GSK Agreement. The Company is also recognizing product development milestones and operational milestones as collaboration revenue using the time-based model over the same performance period. The Company recognizes as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period.

        As of June 30, 2009, the Company had achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in January 2009 that was paid by GSK in March 2009. The $50 million in operational milestones achieved to-date include $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. In the three months and six months ended June 30, 2009 and 2008, the Company recognized $2.2 million, $1.3 million, $5.1 million and $2.7 million, respectively, of license and milestone revenue under the GSK Agreement. In the third quarter of 2009, the period the termination will be effective, the Company will have approximately $116 million in remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which will be recorded as non-cash license and milestone revenue as the Company will have no further obligation for deliverables under the GSK Agreement.

        Reimbursements of development costs to the Company by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by the Company to GSK for costs GSK incurred under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK in accordance with EITF No. 01-09. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by the Company in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, the Company has determined that it is acting as a principal under the GSK Agreement and, as such, records these amounts as collaboration revenue. In the three months and six months ended June 30, 2009 and 2008, the Company recognized, as a reduction to revenue, $1.3 million, $2.0 million, $3.4 million and $2.0 million, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as the Company is solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with the Company responsible for a modest share of the costs.

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

        The $16 million non-refundable upfront license payment the Company received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the three months and six months ended June 30, 2009, the Company recognized $1.1 million and $2.3 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months and six months ended June 30, 2009, the Company recognized $2.6 million and $5.1 million, respectively, of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of June 30, 2009.

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

  Deferred Collaboration Revenue

        Consistent with the Company's policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company's revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At June 30, 2009, total deferred collaboration revenue was approximately $129.6 million, of which $120.6 million is current and will be recognized as revenue during the next 12 months, including approximately $116 million in remaining deferred revenue from up-front payments and milestones received under the GSK Agreement that will be recorded as non-cash license and milestone revenue in the third quarter of 2009 when the termination becomes effective.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation expense for the three months ended June 30,		Stock compensation expense for the six months ended June 30,
					Unrecognized stock compensation expense as of June 30, 2009
	2009	2008	2009	2008
Employee stock options	$1,116	$1,316	$2,191	$2,483	$6,857
Repriced employee stock options	—	32	—	91	—
Employee options issued below fair value	—	2	—	4	—
Non-employee stock options	—	11	17	579	—
Restricted stock	(69)	396	4	737	134

	$1,047	$1,757	$2,212	$3,894	$6,991

        Stock-based compensation expense is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$784	$1,313	$1,679	$3,045
General and administrative	263	444	533	849

Total	$1,047	$1,757	$2,212	$3,894

        For the three months and six months ended June 30, 2009 and 2008, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.03%	3.38%	2.02%	3.27%
Expected life in years	5.75 years	6.25 years	5.77 years	6.25 years
Volatility	95%	70%	94%	70%
Expected dividend yield	—	—	—	—

        The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the three months ended June 30, 2009 was based upon the weighted average historical volatility data of the Company's common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several guideline similar public biotechnology companies with

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

similar stock compensation plans and terms. The Company will continue using its historical volatility and other similar public entity volatility information until its historical volatility alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

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

        As part of its preparation of its quarterly financial statements for the three months ended March 31, 2008, the Company discovered that it had erroneously accounted for certain of its non-employee stock options during the last three quarters of 2007 under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which may require stock options held by certain non-employee consultants to be accounted for as liabilities. Under this accounting it had reclassified approximately $1.9 million from additional paid-in capital to liabilities in the second quarter of 2007 and subsequently during the year adjusted the fair value of the liability for changes in the market price of its common stock, resulting in a $553,000 credit to stock-based compensation expense for the year. In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of this error was not material to its financial statements for the year ended December 31, 2007 and, as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 would not have a material effect on its financial statements for the year ended December 31, 2008. Accordingly, the Company recorded a charge to stock-based compensation of $553,000 and a reclassification of approximately $1.9 million from liabilities to additional paid-in-capital in the three months ended March 31, 2008 to correct this error.

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

	June 30,
	2009	2008
Common stock options	5,109,573	4,582,151
Non-vested restricted common stock	25,000	157,742

  Comprehensive Loss

        For the three months and six months ended June 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(8,495)	$(22,694)	$(31,994)	$(40,344)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	4	—	—	—

Total comprehensive loss	$(8,491)	$(22,694)	$(31,994)	$(40,344)

  Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS No. 166 to have a material impact on its financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS No. 167 to have a material impact on its financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). The FASB Accounting Standards Codification ("Codification") is intended to be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its financial position or results of operations.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash and cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents (Level 1):
Cash and money market funds	$31,883	—	—	$31,883
Marketable securities (Level 2):
Corporate debt securities:
Due within 1 year	6,246	3	—	6,249
U.S. sponsored entities:
Due within 1 year	22,400	12	—	22,412

Total marketable securities	28,646	15	—	28,661

Total cash, cash equivalents and marketable securities	$60,529	$15	$—	$60,544

	December 31, 2008
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents (Level 1):
Cash and money market funds	$52,045	—	—	$52,045
Marketable securities (Level 2):
Corporate debt securities:
Due within 1 year	8,490	9	—	8,499
U.S. sponsored entities:
Due within 1 year	13,013	6	—	13,019

Total marketable securities	21,503	15	—	21,518

Total cash, cash equivalents and marketable securities	$73,548	$15	$—	$73,563

(4) Fair Value Measurements

        The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard creates a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(4) Fair Value Measurements (Continued)

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2009, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund. The Company's financial assets valued based on Level 2 inputs consisted of high-grade commercial paper and government-agency bonds that are guaranteed by the U.S. government.

(5) Property and Equipment

        Property and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Laboratory equipment	$12,314	$12,093
Leasehold improvements	4,817	4,667
Computers and software	2,216	2,192
Furniture and fixtures	1,241	1,105

	20,588	20,057
Less accumulated depreciation and amortization	(15,462)	(14,128)

	$5,126	$5,929

        Depreciation and amortization expenses of property and equipment were approximately $651,000 and $628,000 in the three months ended June 30, 2009 and 2008, respectively, and $1,344,000 and $1,306,000 for the six months ended June 30, 2009 and 2008, respectively.

(6) Stock Plans

        The Company's 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 5,100,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2009, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 3,800,000 to 5,100,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. The increase was ratified by the board of directors in February 2009. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee or the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options vest over one to four years.

        As of June 30, 2009, under its 2001 Stock Plan, the Company had options outstanding to purchase 2,344,334 shares of its common stock and had no shares available for future issuance.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock Plans (Continued)

        As of June 30, 2009, under its 2006 Stock Plan, the Company had options outstanding to purchase 2,765,239 shares of its common stock, had outstanding 25,000 restricted shares of common stock and had available 2,263,941 shares available for future issuance.

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers and non-employee directors. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at June 30, 2009 was $134,000. The weighted average period over which the balance is expected to be recognized is 2.1 years. Restricted shares issued to non-employee directors vest over the service period.

  General Option Information

        The following table summarizes stock option activity for the six months ended June 30, 2009:

	Shares	Weighted average exercise price of shares under plan
Outstanding at January 1, 2009	4,691,246	$10.41
Granted	1,065,029	2.83
Exercised	—	—
Cancelled	(646,702)	9.09

Outstanding at June 30, 2009	5,109,573	$9.00

Exercisable at June 30, 2009	3,053,679	$11.09

        The weighted-average grant date fair values of options granted during the three months and six months ended June 30, 2009 and 2008 was $1.90, $4.67, $2.01 and $5.18, respectively.

        As of June 30, 2009, the total amount of unrecognized stock-based compensation expense was $7.0 million, which will be recognized over a weighted average period of 2.1 years.

        Included in the Company's stock options outstanding at June 30, 2009 were 247,805 options issued to non-employee consultants with a weighted average exercise price of $8.46 of which all were vested. The compensation expense was recorded over the respective vesting periods and was subject to variable accounting treatment prior to vesting, whereby the Company remeasured the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a credit in each reporting period. Compensation expense related to these options was approximately $0 and $11,000 in the three months ended June 30, 2009 and 2008, respectively, and $17,000 and $579,000, including the $553,000 correction referred to in Note 2, in the six months ended June 30, 2009 and 2008, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock Plans (Continued)

  General Restricted Shares Information

        The following table summarizes restricted stock activity during the six months ended June 30, 2009:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2009	172,620	$18.49
Granted	—	—
Vested	(135,120)	20.91
Cancelled	(12,500)	14.00

Outstanding at June 30, 2009	25,000	$7.69

(7) Accrued Expenses

        Other accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Compensation and benefits	$1,395	$759
Professional fees	1,407	1,311
Restructuring	112	—
Other	654	771

	$3,568	$2,841

(8) Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, as amended in June 2008, the Company and GSK entered into the GSK Agreement for the joint development and commercialization of elesclomol.

        On June 10, 2009, following the suspension of the SYMMETRY trial, the Company received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement will be effective no later than September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program will be returned to the Company as of the effective date of termination. The Company may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol. The Company believes that it will not incur any termination costs or penalties as a result of the termination of the GSK Agreement.

        Pursuant to the GSK Agreement, the Company received a non-refundable upfront license payment of $80 million in November 2007. As of June 30, 2009, the Company had achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. Certain costs incurred by GSK through June 30, 2009, which related to the development of elesclomol in metastatic melanoma, were the Company's responsibility and have been recognized as a reduction of revenue under the GSK

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(8) Collaborative Development, Commercialization and License Agreement with GSK (Continued)

collaboration in the statement of operations. However, these costs were not required to be paid to GSK until after the final completion of the SYMMETRY trial, as defined in the GSK Agreement.

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

        Pursuant to the agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Roche will pay all of the Company's research costs, with a minimum of $9 million in committed research support, and all of the Company's preclinical and clinical development costs for compounds nominated for clinical development. As of June 30, 2009 the Company has received approximately $4.2 million in research and development support under the Roche Agreement.

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

(10) Restructuring

        On March 12, 2009, the Company committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to better align its workforce to its revised operating plans following the suspension of its SYMMETRY clinical trial. In the first quarter of 2009, the Company recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. The restructuring charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or (SFAS No. 146). In addition, the Company paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of June 30, 2009, approximately $1.3 million of the total estimated $1.4 million in

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Restructuring (Continued)

restructuring related payments had been paid. The remaining payments are anticipated to be paid by the end of the third quarter of 2009.

        To conserve additional capital resources, the Company will not renew one of its office building leases expiring in August 2009 and will consolidate its operations within its three other facilities. The Company does not anticipate a material impairment charge in connection with the facility consolidation.

        The following table summarizes the restructuring activity as of June 30, 2009:

	Restructuring Charge	Payments	Restructuring Liability at June 30, 2009
Workforce reduction	$1,236	$(1,123)	$113

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

        We believe that our chemical compound library and research capabilities, our demonstrated ability to generate new drug candidates, our ability to effectively enroll and conduct large-scale clinical trials, and our ability to enter into partnerships with leading multinational pharmaceutical companies are important competitive advantages. We believe that our pipeline of novel drug candidates, together with these competitive advantages, provide us with both near-term and long-term sustainable growth opportunities.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. Prior to our initial public offering, or IPO, in 2007, we funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock. In February 2007, we raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock in our IPO at $10.00 per share. The net offering proceeds to us were approximately $44.7 million. All outstanding shares of our Series A convertible preferred stock and accumulated dividends on the Series A convertible preferred stock were converted into shares of common stock upon the completion of the IPO.

        In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement, or the GSK Agreement, with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates. On June 10, 2009, following the suspension of our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. In December 2008, we entered into a collaborative license agreement, or the Roche Agreement, with Hoffmann-La Roche, or Roche, for our CRACM inhibitor program, which is currently in the lead optimization stage. As of June 30, 2009, we have received $150.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $4.2 million in research and development funding, which, together with the net cash proceeds from equity financings and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $431.6 million. We have also generated funds from government grants, equipment lease financings and investment income. Currently, we are actively engaged in partnership discussions for a number of our programs, which we expect will provide us with additional financial resources.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. We have never been profitable and, as of June 30, 2009, we had an accumulated deficit of $424.7 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues to achieve profitability and may never do so.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

STA-9090

        STA-9090 is a novel, small molecule Hsp90 inhibitor drug candidate that we are developing for the treatment of a variety of both solid tumor and hematological cancers. Inhibition of Hsp90 is an area of great interest in the oncology community because of the broad role played by Hsp90 in maintaining the function of many cancer-promoting proteins. STA-9090 has a unique chemical structure that is distinct from Hsp90 inhibitors such as 17-AAG (geldanamycin) and other ansamycin derivatives. STA-9090 has shown potency 10 to 100 times greater than the ansamycin family as well as activity against a wider range of kinases. STA-9090 has also shown the ability to inhibit multiple kinases with comparable potency to, and a broader activity profile than, specific kinase inhibitors such as imatinib (Gleevec), erlotinib (Tarceva), and sunitinib (Sutent). We believe that this creates a distinct activity profile for STA-9090 and is a competitive advantage.

  STA-9090 Ongoing Clinical Trials

        In November, 2007 and January, 2008 we initiated two Phase 1, open-label studies in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on twice- and once-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these studies will be assessed for tumor response based on the industry standard Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. In March 2009, we initiated a Phase 1/2 open-label clinical study of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. Later in 2009, we plan to initiate a Phase 1/2 trial in hematologic cancers with a once-a-week dosing schedule as well as one or more Phase 2 studies in solid-tumor cancers.

        In April, 2009, data presented at the American Association for Cancer Research (AACR) demonstrated the superior potency of STA-9090 when compared to 17-AAG preclinically in both in vivo and in vitro experiments in lung cancer. The experiments demonstrated that STA-9090 retained activity in cell lines that were resistant to treatment with 17-AAG and greater efficacy and an increased therapeutic index relative to 17-AAG in mouse models of Tarceva-resistant non-small cell lung cancer.

        In our Phase 1 solid-tumor trials, we have escalated multiple dose-level cohorts in each study and have to date observed an acceptable safety profile. We have also seen biomarker activity that has increased with increasing doses of STA-9090. In addition to the acceptable safety profile and encouraging signs of biological activity, we have seen two confirmed responses as defined by RECIST criteria, a number of instances of tumor shrinkage not yet qualifying as confirmed RECIST responses, and a number of cases of prolonged stable disease. These responses and cases of stable disease occurred in a patient population that is generally refractory or resistant to treatments with other agents. We believe that these data are encouraging and suggest the clinical activity of STA-9090.

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

Elesclomol

        Elesclomol is a first-in-class, investigational drug candidate that triggers apoptosis (programmed cell death) in cancer cells. Cancer cells operate at high levels of reactive oxygen species (ROS), or oxidative stress. Elesclomol is believed to act by increasing the level of oxidative stress in cancer cells even further, beyond sustainable levels, inducing apoptosis. This mechanism of action, called oxidative stress induction, represents a novel way of selectively targeting and killing cancer cells.

        In preclinical models, elesclomol showed potent anti-cancer activity against a broad range of cancer cell types, as well as an ability to enhance the efficacy of certain chemotherapy agents with minimal additional toxicity. In September 2006, we reported that in a 21-center, double-blind, randomized, controlled Phase 2b clinical trial in 81 patients with metastatic melanoma, elesclomol in combination with paclitaxel met the primary endpoint—doubling the median time patients survived without their disease progressing—compared to paclitaxel alone (p=0.035).

        In November 2007, we announced the initiation of a Phase 3 clinical trial, the SYMMETRY trial, to evaluate treatment with elesclomol plus paclitaxel vs. paclitaxel alone in approximately 630 patients with metastatic melanoma. In February 2009, we suspended our global Phase 3 SYMMETRY trial following a meeting of the independent data monitoring committee, or DMC. The DMC noted that while an interim review of the primary endpoint of progression-free survival, or PFS, showed trends that favored the elesclomol arm of the study; the interim analysis of the secondary endpoint of overall survival, or OS, favored the control arm. Following our review of the data and further discussion with the DMC, we decided to suspend the SYMMETRY trial and our other ongoing elesclomol trials, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. All trials with elesclomol currently remain on clinical hold. In our analysis of the SYMMETRY trial results to date, we have not identified any target organ toxicities or adverse events related to elesclomol that might explain an imbalance of deaths between the two arms. We have identified that while in the overall patient population the PFS improvement from treatment with elesclomol did not achieve statistical significance, in a large, prospectively-defined patient subgroup, treatment with elesclomol did show a statistically significant improvement in PFS. These results were presented at the American Society of Clinical Oncology meeting in May 2009. Because the OS data from the SYMMETRY trial were not mature at the time of the DMC analysis, in that a relatively small fraction of the total survival events had occurred, we expect to wait for additional survival data, and a review of the collected data with medical advisors, to decide on the future direction of this program, including whether or not to restart the program in melanoma and/or other cancer indications. We expect to complete these reviews and make preliminary decisions on future direction later in 2009.

  GSK Elesclomol Alliance

        In October 2007, as amended in June 2008, we entered into the GSK Agreement for the joint development and commercialization of elesclomol under which we received nonrefundable payments through June 30, 2009, including an $80 million upfront license fee and $50 million in operational milestone payments. On June 10, 2009, following the suspension of the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement will be effective no later than September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program will be returned to us as of the effective date of termination. We may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol. We believe that we will not incur any termination costs or penalties as a result of the termination of the GSK Agreement and that the requirement to pay the accumulated GSK expenses does not survive termination of the GSK Agreement. We expect to write-off approximately $10 million of collaboration payables in the third quarter of 2009.

STA-9584

        STA-9584 is a novel, injectable, small molecule compound that both disrupts the blood vessels that supply tumors with oxygen and essential nutrients, and has direct cytotoxic effects. In preclinical testing, STA-9584 has been shown to target both new and established tumor blood vessels, in contrast to the mechanism of action of angiogenesis inhibitors such as Avastin, which only prevent the formation of new tumor vasculature. STA-9584 has shown strong anti-tumor activity in a broad range of preclinical cancer models, including prostate, lung, breast, melanoma, and lymphoma. This program is currently in preclinical development.

Our Inflammatory Disease Programs

        We have one clinical-stage program and one preclinical-stage program focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

Apilimod (STA-5326)

        Apilimod is a novel, orally administered, small molecule drug candidate we are developing for the treatment of autoimmune and other chronic inflammatory diseases. Apilimod inhibits the production of the cytokines interleukin-12, or IL-12, and interleukin-23, or IL-23, and thereby down-regulates the inflammation pathways that underlie certain autoimmune and inflammatory diseases. We submitted the initial investigational new drug application, or IND, for apilimod in March 2003.

        We are currently conducting a Phase 2a clinical trial of apilimod in patients with rheumatoid arthritis, or RA. The RA study completed initial enrollment of 22 patients and the preliminary results showed encouraging biomarker and clinical signals suggesting activity of apilimod in this indication. We have elected to enroll an additional cohort in this trial to explore a higher dose of apilimod. We expect to have results from this higher dose cohort by the end of 2009. We are also exploring the possibility of using apilimod in a topical formulation to treat inflammatory diseases of the skin, such as psoriasis.

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

CRACM Ion Channel Inhibitors

        We have developed novel, small molecule inhibitors of calcium release activated calcium modulator, or CRACM, ion channels expressed on immune cells. The CRACM ion channel is the primary route for calcium entry into T cells and other immune cells, regulating multiple immune cell processes important for initiating and maintaining an inflammatory immune response. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. This program is in the lead optimization stage. In December 2008, we entered into a global partnership with Roche to further develop our CRACM inhibitors. We anticipate filing an IND with the FDA and initiating clinical trials in late 2010 or early 2011.

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

        Pursuant to the agreement, we received a nonrefundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Roche will pay all of our research costs, with a minimum of $9 million in committed research support, and all of our development costs for compounds nominated for clinical development. As of June 30, 2009, we have received approximately $4.2 million in research and development support under the Roche Agreement. We are eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues have been generated primarily through partnership agreements with GSK and Roche. The terms of these agreements include payment to us of upfront license fees, milestone payments, research and development cost sharing, royalties and profit sharing. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized (see "Critical Accounting Policies and Estimates—Revenue Recognition"). In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received under the Roche Agreement and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

        In 2009, we anticipate that our overall research and development expenses, including personnel costs and external costs in connection with clinical development activities, will decrease due to the suspension of our elesclomol program and subsequent restructuring. However, certain program costs are expected to increase as we advance clinical development of our STA-9090 program, as well as advance development of our CRACM program.

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

Restructuring

        On March 12, 2009, we committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. The restructuring charges were recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of June 30, 2009, approximately $1.3 million of the total estimated $1.4 million in restructuring related payments had been paid. The remaining payments are anticipated to be paid by the end of the third quarter of 2009.

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

        The cash flows associated with the single unit of accounting from the research and development portions of our collaborations are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are nonrefundable and that our collaborators are contractually obligated to pay us.

  Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, we and GSK entered into the GSK Agreement, as amended in June 2008, for the joint development and commercialization of elesclomol. The GSK Agreement consists of the following key funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. On June 10, 2009, following the suspension of the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement will be effective no later than September 10, 2009.

        The $80 million nonrefundable upfront license payment we received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of our common stock, is being recognized ratably using the time-based model over the estimated performance period which had been defined as the 15-year period through the earliest expiration date of the related patents, which we estimated to be the effective life of the GSK Agreement. We are also recognizing product development milestones and operational milestones as collaboration revenue using the time-based model over the same performance period. We recognize as revenue on the date the milestone is achieved the portion of the milestone payment equal to the applicable amount of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period. As of June 30, 2009, we had achieved a total of $50 million in nonrefundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. The $50 million in operational milestones achieved to-date include $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. In the three months and six months ended June 30, 2009 and 2008, we recognized $2.2 million, $1.3 million, $5.1 million and $2.7 million, respectively, of license and milestone revenue under the GSK Agreement. In the third quarter of 2009, the period the termination will be effective, we will have approximately $116 million in remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which will be recorded as non-cash license and milestone revenue as we will have no further obligation for deliverables under the GSK Agreement.

        Reimbursements of development costs to us by GSK are recorded as cost sharing revenue in the period in which the related development costs are incurred. Reimbursements by us to GSK for costs GSK incurs under the development program are recorded as a reduction of cost sharing revenue in the period in which the costs are incurred by GSK in accordance with EITF No. 01-09. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may result in negative revenue. Based on the guidance of EITF No. 99-19, we have determined that we are acting as a principal under the GSK Agreement and, as such, record these amounts as collaboration revenue. In the three months and six months ended June 30, 2009 and 2008, we recognized, as a reduction to revenue, $1.3 million, $2.0 million, $3.4 million and $2.0 million, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as we are solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses has been incurred, after which continuing development costs are shared by GSK with us responsible for a modest share of the costs. We believe that the requirement to pay the accumulated GSK expenses does not survive termination of the GSK Agreement and we expect to write-off approximately $10 million of collaboration payables in the third quarter of 2009.

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

        The $16 million nonrefundable upfront license payment that we received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the three months and six months ended June 30, 2009, we recognized $1.1 million and $2.3 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months and six months ended June 30, 2009, we recognized $2.6 million and $5.1 million, respectively, of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of June 30, 2009.

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

Deferred Collaboration Revenue

        Consistent with our policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by us. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under our revenue recognition policy. Deferred collaboration revenue is classified as current if management believes we will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. As of June 30, 2009, total deferred collaboration revenue was approximately $129.6 million, of which $120.6 million is current and will be recognized as revenue during the next 12 months, including approximately $116 million in remaining deferred revenue from upfront payments and milestones received under the GSK Agreement that will be recorded as license and milestone revenue in the third quarter of 2009 when the termination becomes effective.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months and six months ended June 30, 2009 and 2008, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

        With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months and six months ended June 30, 2009 and 2008, respectively.

Stock-Based Compensation

        We continue to use the Black-Scholes option pricing model as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we have a limited history of stock activity, expected volatility for the three months ended June 30, 2009 was based upon the weighted-average historical volatility data of our common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to us that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several similar guideline public biotechnology companies with similar stock compensation plans and terms. We will continue using our historical volatility and other similar public entity volatility information until our historical volatility alone is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006, we have used the simplified method for determining the expected lives of options.

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

        Our net loss for the three months and six months ended June 30, 2009 and 2008 includes $1.0 million, $1.8 million, $2.2 million and $3.9 million of compensation costs, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of June 30, 2009, the total amount of unrecognized stock-based compensation expense was $7.0 million, which will be recognized over a weighted average period of 2.1 years.

Consolidated Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

  Collaboration Revenue

	Three Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
License and milestone revenue—GSK	$2.2	$1.3	$0.9	69%
License and milestone revenue—Roche	1.1	—	1.1	—%

	3.3	1.3	2.0	154%
Cost sharing reimbursements, net—GSK	(1.3)	(1.9)	0.6	32%
Cost sharing reimbursements, net—Roche	2.7	—	2.7	—%

	1.4	(1.9)	3.3	174%

Total collaboration revenue	$4.7	$(0.6)	$5.3	883%

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. In the three months ended June 30, 2009, license and milestone revenue increased by $0.9 million over the three months ended June 30, 2008 due to the timing of achieving $50 million to-date in operational milestones between the third quarter of 2008 and the first quarter of 2009 for the development of elesclomol for the treatment of metastatic melanoma and another cancer indication. In addition, in the three months ended June 30, 2009, net cost sharing reimbursements to GSK decreased by $0.6 million as a result of the suspension of the SYMMETRY trial in February 2009. (See Notes 2 and 8 in the accompanying condensed consolidated financial statements.)

        In December 2008, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. In the three months ended June 30, 2009, we recognized $1.1 million of license revenue in connection with the $16 million nonrefundable upfront license payment we received from Roche in January 2009. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months ended June 30, 2009, we recognized $2.7 million of cost sharing revenue under the Roche Agreement. (See Notes 2 and 9 in the accompanying condensed consolidated financial statements.)

  Research and Development Expense

	Three Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$2.9	$13.0	$(10.1)	(78)%
STA-9090	3.5	1.4	2.1	150%
Apilimod	0.1	0.1	—	—%

Total clinical-stage drug candidates	6.5	14.5	(8.0)	(55)%
CRACM	2.4	1.8	0.6	33%
Other early stage programs	1.2	2.0	(0.8)	(40)%

Total research and development	$10.1	$18.3	$(8.2)	(45)%

        In the three months ended June 30, 2009, costs incurred under our elesclomol program decreased by $10.1 million over the three months ended June 30, 2008, including decreases of $3.4 million for personnel costs, related research supplies and operational overhead, $0.7 million for stock compensation, and $6.0 million for external costs. On February 26, 2009, we suspended the SYMMETRY trial, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elescomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction.

        In the three months ended June 30, 2009, costs incurred under our STA-9090 program increased by $2.1 million over the three months ended June 30, 2008, including a $1.8 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.3 million increase for external costs. In March 2009, we commenced a Phase 1/2 trial in hematological cancers and are planning to start additional clinical trials in STA-9090 later this year.

        In the three months ended June 30, 2009, there was no change in the costs incurred in connection with apilimod over the three months ended June 30, 2008.

        In the three months ended June 30, 2009, costs incurred under our CRACM program increased by $0.6 million over the three months ended June 30, 2008, including a $0.7 million increase for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $0.1 million decrease for external costs.

        In addition, in the three months ended June 30, 2009, costs incurred under our other early-stage programs decreased by $0.8 million over the three months ended June 30, 2008, including decreases of $0.6 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs.

  General and Administrative Expense

	Three Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
General and administrative	$3.0	$4.0	$(1.0)	(25)%

        The decrease in general and administrative expense principally resulted from a decrease of $0.7 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009, as well as a decrease of $0.3 million for external professional fees, including intellectual property and general legal fees, public-company reporting and compliance requirements, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes.

  Investment Income, net

	Three Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Investment income, net	$(0.1)	$0.3	$(0.4)	(133)%

        The decrease in net investment income was principally due to declining interest rates and lower average cash balances.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

  Collaboration Revenue

	Six Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
License and milestone revenue—GSK	$5.1	$2.7	$2.4	89%
License and milestone revenue—Roche	2.3	—	2.3	—%

	7.4	2.7	4.7	174%
Cost sharing reimbursements, net—GSK	(3.3)	(2.0)	(1.3)	(65)%
Cost sharing reimbursements, net—Roche	5.1	—	5.1	—%

	1.8	(2.0)	3.8	190%

Total collaboration revenue	$9.2	$0.7	$8.5	1,214%

        In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. In the six months ended June 30, 2009, license and milestone revenue increased by $2.4 million over the six months ended June 30, 2008 due to the timing of achieving $50 million to-date in operational milestones between the third quarter of 2008 and the first quarter of 2009 for the development of elesclomol for the treatment of metastatic melanoma and another cancer indication. In addition, in the six months ended June 30, 2009, we recognized, as a reduction to revenue, an increase of $1.3 million of net cost sharing reimbursements to GSK over the six months ended June 30, 2008 due primarily to the timing of services performed by GSK.

        In December 2008, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. In the six months ended June 30, 2009, we recognized $2.3 million of license revenue in connection with the $16 million nonrefundable upfront license payment we received from Roche in January 2009. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the six months ended June 30, 2009, we recognized $5.1 million of cost sharing revenue under the Roche Agreement. (See Notes 2 and 9 in the accompanying condensed consolidated financial statements.)

  Research and Development Expense

	Six Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$18.5	$24.1	$(5.6)	(23)%
STA-9090	5.9	3.3	2.6	79%
Apilimod	0.2	0.2	—	—%

Total clinical-stage drug candidates	24.6	27.6	(3.0)	(11)%
CRACM	4.5	3.6	0.9	25%
Other early stage programs	3.6	3.3	0.3	9%

Total research and development	$32.7	$34.5	$(1.8)	(5)%

        In the six months ended June 30, 2009, costs incurred under our elesclomol program decreased by $5.6 million over the six months ended June 30, 2008, including decreases of $3.6 million for personnel costs, related research supplies and operational overhead, $1.3 million for stock compensation, and $0.7 million for external costs. On February 26, 2009, we suspended the SYMMETRY trial, our global, pivotal Phase 3 clinical trial which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elescomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction. The $1.3 million decrease in stock compensation was due in part to the workforce reduction in the first quarter of 2009 and in part to the non-recurring correction recognized in the first quarter of 2008. (See Note 2 in the accompanying condensed consolidated financial statements.)

        In the six months ended June 30, 2009, costs incurred under our STA-9090 program increased by $2.6 million over the six months ended June 30, 2008, including a $1.9 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.7 million increase for external costs. In March 2009, we commenced a Phase 1/2 trial in hematological cancers and are planning to start additional clinical trials in STA-9090 later this year. The increase in external costs was principally due to the commencement of the Phase 1/2 trial in hematological cancers in March 2009, as well as the manufacture of supporting clinical drug supply for all of the ongoing clinical trials.

        In the six months ended June 30, 2009, there was no change in the costs incurred in connection with apilimod over the six months ended June 30, 2008, as a $0.1 million decrease for personnel costs, related research supplies, operational overhead and stock compensation was offset by a $0.1 million increase for external costs.

        In the six months ended June 30, 2009, costs incurred under our CRACM program increased by $0.9 million over the six months ended June 30, 2008, including a $0.5 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $0.4 million increase for external costs. The increase in external costs was principally due to the commencement of early development activities.

        In addition, in the six months ended June 30, 2009, costs incurred under our other early-stage programs increased by $0.3 million over the six months ended June 30, 2008, including increases of $0.2 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs.

  General and Administrative Expense

	Six Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
General and administrative	$7.1	$7.6	$(0.5)	(7)%

        The decrease in general and administrative expense principally resulted from a decrease of $0.7 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009, offset by an increase of $0.2 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance requirements, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes.

  Investment Income, net

	Six Months Ended June 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Investment income, net	$(0.1)	$1.0	$(1.1)	(110)%

        The decrease in net investment income was principally due to declining interest rates and lower average cash balances.

Liquidity and Capital Resources

Sources of Funds

        We have incurred significant operating losses since our inception. We have funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock, $44.7 million in net proceeds from our IPO, and $150.2 million in nonrefundable partnership payments under the GSK Agreement and the Roche Agreement, including $96 million in upfront payments, $50 million in operational milestones and $4.2 million in research and development support, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $431.6 million through June 30, 2009. We have also generated funds from government grants, equipment lease financings and investment income.

        As of June 30, 2009, we had $60.5 million in cash, cash equivalents and marketable securities, a decrease of $13.1 million from $73.6 million as of December 31, 2008. This decrease principally reflects $30.2 million in partnership payments by GSK and Roche in the first half of 2009, offset by cash used in operations as discussed under Cash Flows below. The $30.2 million in partnership payments consists of $10 million by GSK for a nonrefundable operational milestone achieved in January 2009 for the development of elesclomol for the treatment of metastatic melanoma, and $20.2 million by Roche for the $16 million nonrefundable upfront payment that was recorded as a collaboration receivable as of December 31, 2008, together with $4.2 million for research and development support in 2009.

        In October 2007, we entered into the GSK Agreement and received a nonrefundable upfront cash payment of $80 million in November 2007. As of June 30, 2009, we have achieved a total of $50 million in nonrefundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in January 2009 that was paid by GSK in March 2009. On June 10, 2009, following the suspension of the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement will be effective no later than September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program will be returned to us as of the effective date of termination. We may continue to develop elesclomol alone or with another partner.

        In December 2008, we entered into the Roche Agreement and received a nonrefundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Under the terms of the agreement, Roche will pay all of our research costs, with a minimum of $9 million in committed research support, and all of our development costs for compounds nominated for clinical development. We are eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products.

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(dollars in millions)
Cash, cash equivalents and marketable securities	$60.5	$79.4
Working capital(1)	32.6	60.3
Cash flows used in:
Operating activities	(11.3)	(34.7)
Investing activities	(7.6)	(1.0)
Financing activities	(1.2)	(0.5)
Capital expenditures (included in investing activities)	(0.5)	(1.0)

    (1)
    Working capital in the six months ended June 30, 2009 excludes approximately $116 million in deferred collaboration revenue from upfront payments and milestones received under the GSK Agreement, all of which will be recorded as non-cash license and milestone revenue in the third quarter of 2009, as we will have no further obligation for deliverables under the GSK Agreement.

        In the six months ended June 30, 2009, our operating activities used cash of $11.3 million, including the receipt of $30.2 million in partnership payments by GSK and Roche offset by $41.5 million in net cash used in operations. In the six months ended June 30, 2008, our operating activities used cash of $34.7 million. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        Our investing activities used cash of $7.6 million in the six months ended June 30, 2009, including purchases of marketable securities in the amount of $29.7 million and purchases of property and equipment in the amount of $0.5 million, offset by sales and maturities of marketable securities of $22.6 million. Our investing activities used cash of $1.0 million in the six months ended June 30, 2008 for the purchases of property and equipment.

        Our financing activities used cash of $1.2 million and $0.5 million in the six months ended June 30, 2009 and 2008, respectively. We raised $0.9 million in proceeds from the sale and lease-back of property and equipment in the six months ended June 30, 2008. We repaid $1.2 million and $1.4 million in capital equipment leases in the six months ended June 30, 2009 and 2008, respectively.

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

Funding Requirements

        We expect to incur substantial expenses and generate significant operating losses as we continue to advance our drug candidates into preclinical studies and clinical trials and as we:

  •
  wind-down the suspended SYMMETRY trial;

  •
  evaluate the data from the suspended Phase 3 SYMMETRY trial of elesclomol and determine whether to continue development of elesclomol or to terminate the development program;

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

        Our funding requirements will depend on a number of factors, including:

  •
  our determination, based on the ongoing analysis of the data from the suspended Phase 3 SYMMETRY trial, to continue the development of elesclomol or to terminate the development program;

  •
  our ability to fulfill our obligations and for GSK to satisfy its obligations under the GSK Agreement, including payment of funding obligations and milestone payments;

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

Liquidity

        On February 26, 2009, we announced that we were suspending all clinical development of our lead drug candidate, elesclomol. On March 12, 2009, we committed to an immediate restructuring plan that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of June 30, 2009, approximately $1.3 million of the total estimated $1.4 million in restructuring related payments had been paid. The remaining payments are anticipated to be paid by the end of the third quarter of 2009.

        To conserve additional capital resources, we will not renew one of our office building leases expiring in August 2009 and will consolidate our operations within our three other facilities. We do not anticipate a material impairment charge in connection with the facility consolidation.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. Based on our current operating plans, we expect our existing funds, together with research and development reimbursements and approximately $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements anticipated under the Roche agreement, will be sufficient to fund operations into 2011. While we believe that the milestone payments from Roche will be received as forecasted, we have contingency plans in place should the receipt of the milestone payments be delayed or not achieved at all or if clinical progress in our various programs does not progress as expected, which plans focus on the reduction of spending on less critical research and development activities.

        There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other research and development activities for STA-9090, elesclomol, STA-9584, apilimod, CRACM inhibitors in collaboration with Roche, the timing and amount of milestone payments to be received from Roche, the rate of enrollment of patients in clinical trials, the progress of our discovery research and preclinical programs, the impact of potential business development activities and future direction of the elesclomol program, among other factors. These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.

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

        To the extent our capital resources are insufficient to meet our future capital requirements, we would need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, the credit markets and the financial services industry have recently been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS No. 166"). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 166 to have a material impact on our financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 167 to have a material impact on our financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS No. 168"). The FASB Accounting Standards Codification ("Codification") is intended to be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. We do not expect the adoption of SFAS No. 168 to have a material impact on our financial position or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Sensitivity.    As of June 30, 2009, we had cash, cash equivalents and marketable securities of $60.5 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the six months ended June 30, 2009, we had investment income of approximately $79,000. If overall interest rates fell by 10% during the six months ended June 30, 2009, our interest income would have decreased by less than $8,000, assuming consistent investment levels.

        Capital Market Risk.    We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.    Controls and Procedures.

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held our Annual Meeting of Stockholders on June 10, 2009. Of the 33,919,584 shares of common stock issued and outstanding and eligible to vote as of the record date of April 21, 2009, a quorum of 28,444,459 shares or 83% of the eligible shares, was present in person or represented by proxy. The following actions were taken at the meeting:

        1.     The reelection of Keith R. Gollust and Robert N. Wilson as Class II directors, to serve until the 2012 Annual Meeting of Stockholders and until their successors have been elected and qualified. The following chart shows the number of votes cast for the nominees for director, as well as the number of votes withheld:

DIRECTOR	FOR	WITHHELD
Keith R. Gollust	28,366,602	77,857
Robert N. Wilson	28,362,847	81,612

        After the meeting, Safi R. Bahcall, Ph.D. and Bruce Kovner continued to serve as our Class III Directors for terms which expire in 2010 and until their successors are duly elected and qualified. Lan Bo Chen, Ph.D. and William S Reardon, C.P.A. continued to serve as our Class I Directors for terms which expire in 2011 and until their successors are duly elected and qualified.

        2.     The ratification of the appointment of Ernst & Young LLP, independent registered public accounting firm, to audit our financial statements for the fiscal year ending December 31, 2009. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN
28,417,974	22,920	3,565

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

(a)
Exhibits

10.1
Ninth Amendment, dated May 19, 2009, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust, as amended.

10.2
Amended and Restated Director Compensation Policy, effective June 10, 2009.

10.3
Retention Award from the Registrant to Keith S. Ehrlich, dated April 14, 2009.

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

SYNTA PHARMACEUTICALS CORP.
Date: August 4, 2009	By:	/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D. President and Chief Executive Officer (principal executive officer)
Date: August 4, 2009	By:	/s/ KEITH S. EHRLICH, C.P.A. Keith S. Ehrlich, C.P.A. Vice President Finance and Administration, Chief Financial Officer (principal accounting and financial officer)