Form 10-Q
period 2009-09-30
SYNTA PHARMACEUTICALS CORP
filed 2009-11-04
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  001-33277

SYNTA PHARMACEUTICALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

45 Hartwell Avenue
Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 274-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 30, 2009, the registrant had 33,978,300 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$34,803	$52,045
Marketable securities	16,942	21,518
Restricted cash	83	151
Collaboration receivable	—	16,000
Prepaid expenses and other current assets	1,112	1,507
Total current assets	52,940	91,221
Property and equipment, net	4,554	5,929
Other assets	68	103
Total assets	$57,562	$97,253
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,536	$3,331
Accrued contract research costs	2,854	12,393
Other accrued liabilities	4,125	2,841
Capital lease obligations	1,352	2,170
Deferred collaboration revenue	4,892	12,588
Total current liabilities	17,759	33,323
Deferred collaboration revenue—long-term	7,875	114,415
Collaboration payable—long-term	—	6,294
Capital lease obligations—long-term	1,092	2,012
Total long-term liabilities	8,967	122,721
Total liabilities	26,726	156,044
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 5,000,000 shares at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2009 and December 31, 2008; 33,978,300 and 33,919,584 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in-capital	337,376	333,862
Accumulated other comprehensive income	3	15
Accumulated deficit	(306,546)	(392,671)
Total stockholders’ equity (deficit)	30,836	(58,791)
Total liabilities and stockholders’ equity (deficit)	$57,562	$97,253

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration revenues:
License and milestone revenue (Note 2)	$117,171	$2,819	$124,558	$5,495
Cost sharing reimbursements, net (Note 2)	13,234	(1,547)	15,007	(3,516)
Total collaboration revenues	130,405	1,272	139,565	1,979
Operating expenses:
Research and development	9,084	24,058	41,821	58,550
General and administrative	3,149	3,665	10,224	11,272
Restructuring (Note 10)	—	—	1,236	—
Total operating expenses	12,233	27,723	53,281	69,822
Income (loss) from operations	118,172	(26,451)	86,284	(67,843)
Other income:
Interest income	17	256	96	1,552
Interest expense	(70)	(126)	(255)	(374)
Other income, net	(53)	130	(159)	1,178
Net income (loss)	$118,119	$(26,321)	$86,125	$(66,665)

Net income (loss) per common share:
Basic	$3.49	$(0.78)	$2.54	$(1.98)
Diluted	$3.48	$(0.78)	$2.53	$(1.98)

Weighted-average common shares outstanding:
Basic	33,882,760	33,736,510	33,877,340	33,733,436
Diluted	33,904,842	33,736,510	34,077,512	33,733,436

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$86,125	$(66,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,464	5,816
Depreciation and amortization	1,948	2,035
Changes in operating assets and liabilities:
Collaboration receivable	16,000	—
Restricted cash	68	(68)
Prepaid expenses and other current assets	430	(62)
Accounts payable	1,205	(490)
Accrued expenses	(8,255)	6,609
Deferred collaboration revenue	(114,236)	(5,495)
Collaboration payable	(6,294)	3,829
Net cash used in operating activities	(19,545)	(54,491)
Cash flows from investing activities:
Purchases of marketable securities	(39,303)	—
Sales and maturities of marketable securities	43,866	—
Purchases of property and equipment	(514)	(1,435)
Net cash provided by (used in) investing activities	4,049	(1,435)
Cash flows from financing activities:
Proceeds from exercise of common stock options	50	1
Proceeds from sale—leaseback of property and equipment	—	880
Payment of capital lease obligations	(1,796)	(2,134)
Net cash used in financing activities	(1,746)	(1,253)
Net decrease in cash and cash equivalents	(17,242)	(57,179)
Cash and cash equivalents at beginning of period	52,045	115,577
Cash and cash equivalents at end of period	$34,803	$58,398
Supplemental disclosure of noncash operating, investing and financing activities:
Milestone payments receivable for product development milestones	—	$25,000
Acquisition of equipment under capital leases	$58	$1,624
Supplemental disclosure of cash flow information:
Cash paid for interest	$255	$374

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009 and the consolidated results of operations and cash flows for the three months and nine months ended September 30, 2009 and 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Subsequent events have been evaluated through the filing of the financial statements on Form 10-Q with the SEC on November 4, 2009.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the periods of performance under our collaborative research and development agreements.  The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company’s cash is deposited in a highly rated financial institution in the United States. Cash equivalents include a short-term U.S. Treasury money market fund. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities, as well as actual cash disbursements to fund operations. The primary objective of the Company’s investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. Declines in interest rates, however, would reduce future investment income.

Marketable Securities

Marketable securities consist of investments in high-grade corporate obligations that are guaranteed by the United States government, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and nine months ended September 30, 2009 and 2008, the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit). The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method.

During the three months and nine months ended September 30, 2009 and 2008, the Company recorded no realized gains or losses on marketable securities.

Revenue Recognition

Collaboration and License Agreements

The Company’s principal sources of revenue may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties from its collaborations. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

The Company evaluates the multiple deliverables within its respective collaborations to determine whether the delivered elements that are the obligation of the Company have value to its collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

The Company’s deliverables under its collaboration agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Notes 8 and 9. Certain of the deliverables have been combined as a single unit of accounting.

The cash flows associated with the single unit of accounting from the research and development portions of the Company’s collaborations are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are non-refundable and that the Company’s collaborators are contractually obligated to pay to the Company.

Collaborative Development, Commercialization and License Agreement with GSK

In October 2007, as amended in June 2008, the Company and GlaxoSmithKline (GSK) entered into a global collaborative development, commercialization and license agreement (the GSK Agreement) for the joint development and commercialization of elesclomol. The GSK Agreement consisted of the following key funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. On June 10, 2009, following the suspension of the Company’s global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, the Company received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009.

The $80 million non-refundable upfront license payment the Company received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of the Company’s common stock, was recognized ratably using the time-based model over the estimated performance period which had been defined as the 15-year period through the earliest expiration date of the related patents, which the Company had estimated to be the effective life of the GSK Agreement. The Company also recognized product development milestones and operational milestones as collaboration revenue using the time-based model over the same performance period. The Company recognized as revenue on the date the milestone was achieved the portion of the milestone payment equal to the applicable amount of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period.

The Company achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in January 2009 that was paid by GSK in March 2009. The $50 million in operational milestones included $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. The Company recognized license and milestone revenue under the GSK Agreement of $116.0 million and $2.8 million in the three months ended September 30, 2009 and 2008, respectively, and $121.1 million and $5.5 million in the nine months ended September 30, 2009 and 2008, respectively. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which were recorded as license and milestone revenue as the Company has no further obligation for deliverables under the GSK Agreement.

Reimbursements of development costs to the Company by GSK were recorded as cost sharing revenue in the period in which the related development costs were incurred. Reimbursements by the Company to GSK for costs GSK incurred under the development program were recorded as a reduction of cost sharing revenue in the period in which the costs were incurred by GSK. Reimbursement of GSK’s costs in an amount in excess of collaboration revenues otherwise recognized by the Company in a reporting period may have resulted in negative revenue. The Company determined that it was acting as a principal under the GSK Agreement and, as such, recorded these amounts as collaboration revenue. The Company recognized as a reduction to revenue, $0 and $1.5 million in the three months ended September 30, 2009 and 2008, respectively, and $3.3 million and $3.5 million in the nine months ended September 30, 2009 and 2008, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as the Company was solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses had been incurred, after which continuing development costs were to be shared by GSK with the Company responsible for a modest share of the costs. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

Collaborative License Agreement with Roche

In December 2008, the Company and Hoffmann-La Roche (Roche) entered into a collaborative license agreement (the Roche Agreement) to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The Roche Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain research and development costs, sales milestones and product royalty payments.

The $16 million non-refundable upfront license payment the Company received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the three months and nine months ended September 30, 2009, the Company recognized $1.1 million and $3.4 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months and nine months ended September 30, 2009, the Company recognized $3.2 million and $8.3 million, respectively, of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of September 30, 2009.

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

Deferred Collaboration Revenue

Consistent with the Company’s policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At September 30, 2009, total deferred collaboration revenue was approximately $12.8 million, of which $4.9 million is current and will be recognized as revenue during the next 12 months.

Stock-Based Compensation

The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation expense for the three months ended September 30,		Stock compensation expense for the nine months ended September 30,		Unrecognized stock compensation expense as of September 30,
	2009	2008	2009	2008	2009
Employee stock options	$1,208	$1,473	$3,400	$3,955	$5,805
Repriced employee stock options	—	29	—	120	—
Employee options issued below fair value	—	2	—	6	—
Non-employee stock options	—	6	17	584	—
Restricted stock	44	412	47	1,151	216
	$1,252	$1,922	$3,464	$5,816	$6,021

Stock-based compensation expense is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$966	$1,439	$2,646	$4,484
General and administrative	286	483	818	1,332
Total	$1,252	$1,922	$3,464	$5,816

For the three months and nine months ended September 30, 2009 and 2008, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.94%	3.41%	2.04%	3.70%
Expected life in years	6.25	6.25	5.78	6.25
Volatility	98%	70%	94%	70%
Expected dividend yield	—	—	—	—

The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through September 30, 2009 was based upon the weighted average historical volatility data of the Company’s common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several guideline similar public biotechnology companies with similar stock compensation plans and terms. The Company will continue using its historical volatility and other similar public entity volatility information until its historical volatility alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

For awards with graded vesting, the Company allocates compensation costs on a straight-line basis over the requisite service period. The Company amortizes the fair value of each option over each option’s service period, which is generally the vesting period.

The Company accounts for stock options issued to non-employees by valuing and remeasuring such stock options to the current fair value until the performance date has been reached.

Basic and Diluted Earnings (Loss) Per Common Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, and diluted net income (loss) per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method.

For the three months and nine months ended September 30, 2009, common stock options calculated on a weighted average basis with exercise prices greater than the average market prices of the Company’s common stock for these periods are not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

For the three months and nine months ended September 30, 2008, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table sets forth the computation for basic and diluted net income (loss) per common share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (Numerator):
Net income (loss) for basic and diluted calculations	$118,119	$(26,321)	$86,125	$(66,665)
Shares (Denominator):
Weighted-average shares for basic net income (loss) per share	33,883	33,737	33,877	33,733
Effect of dilutive securities	22	—	201	—
Weighted-average shares for diluted net income (loss) per share	33,905	33,737	34,078	33,733

Basic net income (loss) per common share	$3.49	$(0.78)	$2.54	$(1.98)
Diluted net income (loss) per common share	$3.48	$(0.78)	$2.53	$(1.98)

Outstanding securities not included in the computation of diluted net income (loss) per common share as their inclusion would be anti-dilutive:
Common stock options	4,869	4,705	3,920	4,705
Unvested restricted stock	60	178	51	178
	4,929	4,883	3,971	4,883

Comprehensive Loss

For the three months and nine months ended September 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$118,119	$(26,321)	$86,125	$(66,665)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(12)	—	(12)	—
Total comprehensive income (loss)	$118,107	$(26,321)	$86,113	$(66,665)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance concerning the organization of authoritative guidance under GAAP. This new guidance created the FASB Accounting Standards Codification (Codification).  The Codification has become the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification has become nonauthoritative. As the Codification is not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements upon adoption.

In October 2009, the FASB approved for issuance Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash and cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents (Level 1):
Cash and money market funds	$34,803	—	—	$34,803
Marketable securities (Level 2):
U.S. sponsored entities:
Due within 1 year	16,939	3	—	16,942
Total cash, cash equivalents and marketable securities	$51,742	$3	$—	$51,745

	December 31, 2008
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents (Level 1):
Cash and money market funds	$52,045	—	—	$52,045
Marketable securities (Level 2):
Corporate debt securities:
Due within 1 year	8,490	9	—	8,499
U.S. sponsored entities:
Due within 1 year	13,013	6	—	13,019
Total marketable securities	21,503	15	—	21,518
Total cash, cash equivalents and marketable securities	$73,548	$15	$—	$73,563

(4) Fair Value Measurements

The Company prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2009, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund. The Company’s financial assets valued based on Level 2 inputs consisted of high-grade commercial paper and government-agency bonds that are guaranteed by the U.S. government.

(5) Property and Equipment

Property and equipment consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Laboratory equipment	$12,346	$12,093
Leasehold improvements	4,488	4,667
Computers and software	2,196	2,192
Furniture and fixtures	1,046	1,105
	20,076	20,057
Less accumulated depreciation and amortization	(15,522)	(14,128)
	$4,554	$5,929

Depreciation and amortization expenses of property and equipment were approximately $604,000 and $729,000 in the three months ended September 30, 2009 and 2008, respectively, and $1,948,000 and $2,035,000 for the nine months ended September 30, 2009 and 2008, respectively.

(6) Stock Plans

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 5,100,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2009, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 3,800,000 to 5,100,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. The increase was ratified by the board of directors in February 2009. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee or the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options vest over one to four years.

As of September 30, 2009, under its 2001 Stock Plan, the Company had options outstanding to purchase 2,220,241 shares of its common stock and had no shares available for future issuance.

As of September 30, 2009, under its 2006 Stock Plan, the Company had options outstanding to purchase 2,743,843 shares of its common stock, had outstanding 59,660 restricted shares of common stock and had available 2,239,121 shares available for future issuance.

Option Information

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted average exercise price of shares under plan
Outstanding at January 1, 2009	4,691,246	$10.41
Granted	1,090,229	2.83
Exercised	(25,000)	2.00
Cancelled	(792,391)	9.63
Outstanding at September 30, 2009	4,964,084	$8.91
Exercisable at September 30, 2009	3,065,373	$10.99

The weighted-average grant date fair values of options granted during the three months and nine months ended September 30, 2009 was $1.90 and $1.98, respectively.

As of September 30, 2009, the total amount of unrecognized stock-based compensation expense was $6.0 million, which will be recognized over a weighted average period of 1.9 years.

Included in the Company’s stock options outstanding at September 30, 2009 were 179,055 options issued to non-employee consultants with a weighted average exercise price of $8.02 of which all were vested. The compensation expense was recorded over the respective vesting periods and was subject to variable accounting treatment prior to vesting, whereby the Company remeasured the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a credit in each reporting period. Compensation expense related to these options was approximately $0 and $6,000 in the three months ended September 30, 2009 and 2008, respectively, and $17,000 and $584,000 in the nine months ended September 30, 2009 and 2008, respectively.

Restricted Shares Information

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to officers and non-employee directors. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at September 30, 2009 was $216,000. The weighted average period over which the balance is expected to be recognized is 1.1 years. Restricted shares issued to non-employee directors vest over the service period.

The following table summarizes restricted stock activity during the nine months ended September 30, 2009:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2009	172,620	$18.49
Granted	46,216	2.38
Vested	(146,676)	19.45
Cancelled	(12,500)	14.00
Outstanding at September 30, 2009	59,660	$4.61

(7) Accrued Expenses

Other accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Compensation and benefits	$2,017	$759
Professional fees	1,146	1,311
Other	962	771
	$4,125	$2,841

(8) Collaborative Development, Commercialization and License Agreement with GSK

In October 2007, as amended in June 2008, the Company and GSK entered into the GSK Agreement for the joint development and commercialization of elesclomol.

On June 10, 2009, following the suspension of the SYMMETRY trial, the Company received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to the Company. The Company may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol. The Company believes that it did not incur any termination costs or penalties as a result of the termination of the GSK Agreement.

Pursuant to the GSK Agreement, the Company received a non-refundable upfront license payment of $80 million in November 2007. The Company achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. Certain costs incurred by GSK, which related to the development of elesclomol in metastatic melanoma, were the Company’s responsibility and had been recognized as a reduction of revenue under the GSK collaboration in the statement of operations. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

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

Pursuant to the agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Roche will pay all of the Company’s research costs, with a minimum of $9 million in committed research support, and all of the Company’s preclinical and clinical development costs for compounds nominated for clinical development. As of September 30, 2009 the Company has received approximately $8.7 million in research and development support under the Roche Agreement.

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

(10) Restructuring

On March 12, 2009, the Company committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to better align its workforce to its revised operating plans following the suspension of its SYMMETRY clinical trial. In the first quarter of 2009, the Company recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, the Company paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of September 30, 2009, the approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services had been fully paid.

To conserve additional capital resources, the Company did not renew one of its office building leases that expired in August 2009 and consolidated its operations within its three other facilities. The Company did not incur an impairment charge in connection with the facility consolidation.

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

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates, or the GSK Agreement. On June 10, 2009, following the suspension of our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement.  The collaboration terminated on September 10, 2009. In December 2008, we entered into a collaborative license agreement with Hoffmann-La Roche, or Roche, for our CRACM inhibitor program, or the Roche Agreement, which is currently in the lead optimization stage. As of September 30, 2009, we have received $154.7 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $8.7 million in research and development funding, which, together with the net cash proceeds from equity financings and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $436.1 million. We have also generated funds from government grants, equipment lease financings and investment income. Currently, we are actively engaged in partnership discussions for a number of our programs, which we expect will provide us with additional financial resources.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of September 30, 2009, we had an accumulated deficit of $306.5 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

We have two clinical-stage programs (one is currently on clinical hold) and one preclinical-stage program in oncology:

STA-9090

STA-9090 is a novel, small molecule Hsp90 inhibitor drug candidate that we are developing for the treatment of a variety of both solid tumors and hematological tumors. Inhibition of Hsp90 is an area of great interest in the oncology community because of the broad role played by Hsp90 in maintaining the function of many cancer-promoting proteins. STA-9090 has a unique chemical structure that is distinct from the first generation Hsp90 inhibitors, such as 17-AAG (geldanamycin) and other ansamycin derivatives. In laboratory studies, STA-9090 has shown potency up to 100 times greater than the ansamycin family and activity against a wider range of kinases. In animal models, STA-9090 has also shown greater potency than the ansamycin family, as well as activity in models that are resistant to treatment with the first generation Hsp90 inhibitors. In preclinical studies, STA-9090 has been shown to inhibit multiple kinases known to be drivers of cancer growth with comparable potency to, and a broader activity profile than, specific kinase inhibitors, such as imatinib (Gleevec), erlotinib (Tarceva), and sunitinib (Sutent). In addition, STA-9090 has shown activity in both in vitro and in vivo models of cancer that are resistant to these kinase inhibitors. This activity profile suggests the potential for use with patients who have been previously treated with kinase inhibitors, such as Gleevec, Sutent or Tarceva, but have relapsed or become resistant to further treatment.

Data presented at the American Association for Cancer Research (AACR) in April 2009 demonstrated the superior potency of STA-9090 when compared to 17-AAG preclinically in both in vitro and in vivo experiments in lung cancer. The experiments showed that STA-9090 was active in models of lung cancer both sensitive and resistant to treatment with Tarceva; that STA-9090 binds to Hsp90α more potently than 17-AAG; that STA-9090 was more potent and active in a broader range of in vitro models of lung cancer than 17-AAG; that STA-9090 down-regulated a number of key client proteins of Hsp90 more effectively than 17-AAG; and that STA-9090 is effective in models of lung cancer that are resistant to 17-AAG.

STA-9090 Ongoing Clinical Trials

In November 2007 and January 2008 we initiated two Phase 1, open-label studies in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on twice- and once-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these studies will be assessed for tumor response based on the industry standard Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. In March 2009, we initiated a Phase 1/2 open-label clinical study of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. In September 2009, we initiated a Phase 1/2 trial in hematologic cancers with a once-a-week dosing schedule. We plan to launch multiple additional Phase 2 studies in solid-tumor cancers in the fourth quarter of 2009 and in the first half of 2010.

In our Phase 1 solid-tumor trials, we have escalated multiple dose-level cohorts in each study and have to date observed an acceptable safety profile. We have also seen biomarker activity that has increased with increasing doses of STA-9090. In addition to the acceptable safety profile and encouraging signs of biological activity, we have seen patients with confirmed tumor responses as defined by RECIST criteria, patients with substantial tumor shrinkage not qualifying as confirmed RECIST responses, and a number of cases of patients with prolonged stable disease. These responses and cases of stable disease occurred in patient populations that are generally refractory or resistant to treatment with standard of care drugs. We believe that these preliminary data are encouraging and suggest single agent clinical activity of STA-9090.

The responses and cases of prolonged stable disease we have seen in these trials, combined with the scientific rationale based on preclinical studies performed by ourselves and our collaborators, have informed our selection of indications for further Phase 2 trials. We expect to present results from our ongoing trials at medical meetings in 2010 and announce choice of Phase 2 indications as the Phase 2 trials are initiated.

Follow on Hsp90 Inhibitors

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

In preclinical models, elesclomol showed potent anti-cancer activity against a broad range of cancer cell types, as well as an ability to enhance the efficacy of certain chemotherapy agents with minimal additional toxicity. In September 2006, we reported that in a 21-center, double-blind, randomized, controlled Phase 2b clinical trial in 81 patients with metastatic melanoma, elesclomol in combination with paclitaxel met the primary endpoint—doubling the median time patients survived without their disease progressing—compared to paclitaxel alone (p=0.035). The final results of this trial were published in the on-line version of the Journal of Clinical Oncology (JCO) in October 2009 and will appear in the print version of the JCO in the coming months.

In November 2007, we announced the initiation of a Phase 3 clinical trial, the SYMMETRY trial, to evaluate treatment with elesclomol plus paclitaxel vs. paclitaxel alone in approximately 630 patients with metastatic melanoma. In February 2009, we suspended our global Phase 3 SYMMETRY trial following a meeting of the independent data monitoring committee, or DMC. The DMC noted that while an interim review of the primary endpoint of progression-free survival, or PFS, showed trends that favored the elesclomol arm of the study; the interim analysis of the secondary endpoint of overall survival, or OS, favored the control arm. Following our review of the data and further discussion with the DMC, we decided to suspend the SYMMETRY trial and our other ongoing elesclomol trials, including our trial in prostate cancer and our single-agent dose-escalating trial, pending further analysis of the SYMMETRY trial results. At that time, elesclomol was placed on clinical hold by the U.S. Food and Drug Administration, or the FDA, and all trials with elesclomol currently remain on clinical hold. In our analysis of the SYMMETRY trial results to date, we have not identified any target organ toxicities or adverse events related to elesclomol that might explain an imbalance of deaths between the two arms that was observed at the time of the February DMC meeting. Subsequent analyses of the overall (Intent-To-Treat, or ITT) population showed that while the PFS improvement from treatment with elesclomol did not achieve statistical significance, in a large, prospectively-defined subgroup of patients who had normal (<1x Upper Limit of Normal) baseline lactate dehydrogenase (LDH) levels, a recognized prognostic biomarker in melanoma, treatment with elesclomol did show a statistically significant improvement in PFS. The normal LDH group constituted 68% of the patients in the trial. These results were presented at the American Society of Clinical Oncology meeting in May 2009. On October 10, 2009, updated elesclomol SYMMETRY trial data (6 months minimum follow up) was presented at the Perspectives in Melanoma XIII Conference. The updated analysis showed that LDH was predictive for treatment with elesclomol for both the PFS and OS endpoints: high LDH patients performed most poorly and low LDH patients performed most favorably.

Elesclomol was well-tolerated in the SYMMETRY trial and most observed adverse events were NCI CTC (National Cancer Institute Common Toxicity Criteria) Grade 1 or 2. The most common Grade 3 or higher adverse events in the treatment arm (elesclomol plus paclitaxel) compared to the control arm (paclitaxel alone) were neutropenia (6.8% vs. 2.5%), fatigue (4% vs. 1.2%), anemia (2.2% vs. 1.8%), dyspnea (2.2% vs. 1.8%), alopecia (1.9% vs. 2.8%), peripheral neuropathy (1.9% vs. 1.2%), vomiting (1.9% vs. 1.5%), and infusion related reaction (1.9% vs. 2.2%).

Additional survival data, as well as a further understanding of the interaction between oxidative stress induction and LDH levels, will be important for determining the future of the program. We expect to present more mature SYMMETRY survival data, with 12 months minimum follow-up, and announce further decisions related to the future of the elesclomol program in the first half of 2010. In addition, new results regarding the mechanism of action of elesclomol will be presented at the AACR-NCI-EORTC Conference on Molecular Targets and Cancer Therapeutics in November this year and at the 51st American Society of Hematology (ASH) Annual Meeting and Exposition in December. In order to continue elesclomol clinical development in the U.S., we would have to receive approval from the FDA. While our first pivotal trial for elesclomol was in patients with metastatic melanoma, there were no features unique to melanoma in the collected preclinical and clinical data that suggested this was the only potential application. Should we restart clinical trials with elesclomol, therefore, metastatic melanoma may not necessarily be the first application.

GSK Elesclomol Alliance

In October 2007, as amended in June 2008, we entered into the GSK Agreement for the joint development and commercialization of elesclomol under which we received nonrefundable payments, including an $80 million upfront license fee and $50 million in operational milestone payments. On June 10, 2009, following the suspension of the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program have been returned to us as of the effective date of termination. Should we determine to continue the elesclomol program, we may do so either alone or with another partner. Under the termination provisions in the GSK agreement, we may be required to pay GSK a low single-digit royalty on future sales of elesclomol.

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

We are currently conducting a Phase 2a clinical trial of apilimod in patients with rheumatoid arthritis, or RA. The RA study completed initial enrollment of 22 patients and the preliminary results showed encouraging biomarker and clinical signals suggesting activity of apilimod in this indication. We elected to enroll an additional cohort in this trial to explore a higher dose of apilimod and after enrolling an additional 7 patients into this cohort we have closed the study to new patients. We expect to have results from this higher dose cohort in the first half of 2010. We are also considering further exploring the possibility of using apilimod in a topical formulation to treat inflammatory diseases of the skin, such as psoriasis.

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

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of calcium release activated calcium modulator, or CRACM, ion channels expressed on immune cells. The CRACM ion channel is the primary route for calcium entry into T cells and other immune cells, regulating multiple immune cell processes important for initiating and maintaining an inflammatory immune response. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. This program is in the lead optimization stage. In December 2008, we entered into a global partnership with Roche to further develop our CRACM inhibitors. We anticipate filing an IND with the FDA and initiating clinical trials with a CRACM inhibitor in late 2010 or early 2011.

Roche CRACM Inhibitor Alliance

In December 2008, we entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The goal is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. Under the terms of the agreement, Roche will fund research to be conducted by us during an initial two-year research period, which may be extended for additional one year terms by mutual agreement of the parties. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of this research period. We retain certain co-development and co-promotion rights. All preclinical, clinical, and commercial costs will be paid by Roche.

Pursuant to the agreement, we received a nonrefundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Roche will pay all of our research costs, with a minimum of $9 million in committed research support, and all of our development costs for compounds nominated for clinical development. As of September 30, 2009, we have received approximately $8.7 million in research and development support under the Roche Agreement. We are eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

Financial Operations Overview

Revenue

We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues have been generated primarily through partnership agreements with GSK and Roche. The terms of these agreements include payment to us of upfront license fees, milestone payments, research and development cost sharing, royalties and profit sharing. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized (see “Critical Accounting Policies and Estimates—Revenue Recognition”). In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received under the Roche Agreement and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

In 2009, our overall research and development expenses, including personnel costs and external costs in connection with clinical development activities, have decreased due to the suspension of our elesclomol program and subsequent restructuring. However, certain program costs have increased as we advance clinical development of our STA-9090 program, as well as advance development of our CRACM program.

Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors’ and officers’ liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2009, our overall general and administrative expenses, including personnel costs and external commercial development costs, have decreased due to the suspension of our elesclomol program and subsequent restructuring.

Restructuring

On March 12, 2009, we committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of September 30, 2009, the approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services had been fully paid. To conserve additional capital resources, we did not renew one of our office building leases that expired in August 2009 and consolidated our operations within our three other facilities. We did not incur an impairment charge in connection with the facility consolidation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to accrued expenses, including contract research accruals, the recoverability of long-lived and deferred tax assets, measurement of stock-based compensation and the periods of performance under collaborative research and development agreements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Revenue Recognition

Collaboration and License Agreements

Our principal sources of revenue may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties from our collaborations. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

We evaluate the multiple deliverables within our respective collaborations to determine whether the delivered elements that are our obligation have value to our collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

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

Collaborative Development, Commercialization and License Agreement with GSK

In October 2007, we and GSK entered into the GSK Agreement, as amended in June 2008, for the joint development and commercialization of elesclomol. The GSK Agreement consisted of the following key funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. On June 10, 2009, following the suspension of the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009.

The $80 million nonrefundable upfront license payment we received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of our common stock, was recognized ratably using the time-based model over the estimated performance period which had been defined as the 15-year period through the earliest expiration date of the related patents, which we had estimated to be the effective life of the GSK Agreement. We were also recognizing product development milestones and operational milestones as collaboration revenue using the time-based model over the same performance period. We recognized as revenue on the date the milestone was achieved the portion of the milestone payment equal to the applicable amount of the performance period that had elapsed as of the date the milestone was achieved, with the balance deferred and recognized on a straight-line basis over the remaining development period. We achieved a total of $50 million in nonrefundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. The $50 million in operational milestones included $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication.

We recognized license and milestone revenue under the GSK Agreement of $116.0 million and $2.8 million in the three months ended September 30, 2009 and 2008, respectively, and $121.1 million and $5.5 million in the nine months ended September 30, 2009 and 2008, respectively. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which were recorded as license and milestone revenue as we have no further obligation for deliverables under the GSK Agreement.

Reimbursements of development costs to us by GSK were recorded as cost sharing revenue in the period in which the related development costs were incurred. Reimbursements by us to GSK for costs GSK incurred under the development program were recorded as a reduction of cost sharing revenue in the period in which the costs were incurred by GSK. Reimbursement of GSK’s costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may have resulted in negative revenue. We determined that we were acting as a principal under the GSK Agreement and, as such, recorded these amounts as collaboration revenue. We recognized as a reduction to revenue, $0 and  $1.5 million in the three months ended September 30, 2009 and 2008, respectively, and $3.3 million and $3.5 million in the nine months ended September 30, 2009 and 2008, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as we were solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses had been incurred, after which continuing development costs were to be shared by GSK with us responsible for a modest share of the costs. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

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

The $16 million nonrefundable upfront license payment that we received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated performance period which has been defined as the 3.5-year period through the estimated date of completion of a phase 2a clinical trial for the first licensed compound. In the three months and nine months ended September 30, 2009, we recognized $1.1 million and $3.4 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months and nine months ended September 30, 2009, we recognized $3.2 million and $8.3 million, respectively, of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of September 30, 2009.

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

Deferred Collaboration Revenue

Consistent with our policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by us. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under our revenue recognition policy. Deferred collaboration revenue is classified as current if management believes we will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. As of September 30, 2009, total deferred collaboration revenue was approximately $12.8 million, of which $4.9 million is current and will be recognized as revenue during the next 12 months.

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract or our ongoing monitoring of service performance. In the three months and nine months ended September 30, 2009 and 2008, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data.

With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net losses in the three months and nine months ended September 30, 2009 and 2008, respectively.

Stock-Based Compensation

We continue to use the Black-Scholes option pricing model as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we have a limited history of stock activity, expected volatility for the period from April 1, 2009 through September 30, 2009 was based upon the weighted-average historical volatility data of our common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to us that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several similar guideline public biotechnology companies with similar stock compensation plans and terms. We will continue using our historical volatility and other similar public entity volatility information until our historical volatility alone is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006, we have used the simplified method for determining the expected lives of options.

For awards with graded vesting, we allocate compensation costs on a straight-line basis over the requisite service period. Accordingly, we amortize the fair value of each option over each option’s service period, which is generally the vesting period.

We account for stock options issued to non-employees by valuing and remeasuring such stock options to the current fair value until the performance date has been reached.

Our net loss included compensation costs and no income tax benefit of $1.3 million and $1.9 million in the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $5.8 million in the nine months ended September 30, 2009 and 2008, respectively, related to our stock-based compensation arrangements for employee and non-employee awards. As of September 30, 2009, the total amount of unrecognized stock-based compensation expense was $6.0 million, which will be recognized over a weighted average period of 1.9 years.

Consolidated Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Collaboration Revenue

	Three Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
License and milestone revenue—GSK	$116.0	$2.8	$113.2	4043%
License and milestone revenue—Roche	1.2	—	1.2	—%
	117.2	2.8	114.4	4086%
Cost sharing reimbursements, net—GSK	10.0	(1.5)	11.5	(767)%
Cost sharing reimbursements, net—Roche	3.2	—	3.2	—%
	13.2	(1.5)	14.7	980%
Total collaboration revenue	$130.4	$1.3	$129.1	9931%

In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. In the three months ended September 30, 2009, license and milestone revenue increased by $113.2 million over the three months ended September 30, 2008. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which were recorded as license and milestone revenue as we have no further obligation for deliverables under the GSK Agreement.

In addition, in the three months ended September 30, 2009, net cost sharing reimbursements to GSK decreased by $11.5 million over the three months ended September 30, 2008 as a result of the suspension of the SYMMETRY trial in February 2009 and GSK’s termination of the GSK Agreement. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue. (See Notes 2 and 8 in the accompanying condensed consolidated financial statements.)

In December 2008, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. In the three months ended September 30, 2009, we recognized $1.2 million of license revenue in connection with the $16 million nonrefundable upfront license payment we received from Roche in January 2009. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months ended September 30, 2009, we recognized $3.2 million of cost sharing revenue under the Roche Agreement. (See Notes 2 and 9 in the accompanying condensed consolidated financial statements.)

Research and Development Expense

	Three Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$0.8	$18.3	$(17.5)	(96)%
STA-9090	3.8	1.6	2.2	138%
Apilimod	0.2	0.1	0.1	100%
Total clinical-stage drug candidates	4.8	20.0	(15.2)	(76)%
CRACM	3.1	1.0	2.1	210%
Other early stage programs	1.2	3.1	(1.9)	(61)%
Total research and development	$9.1	$24.1	$(15.0)	(62)%

In the three months ended September 30, 2009, costs incurred under our elesclomol program decreased by $17.5 million over the three months ended September 30, 2008, including decreases of $4.5 million for personnel costs, related research supplies and operational overhead, $1.0 million for stock compensation, and $12.0 million for external costs. On February 26, 2009, we suspended the SYMMETRY trial, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elescomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction.

In the three months ended September 30, 2009, costs incurred under our STA-9090 program increased by $2.2 million over the three months ended September 30, 2008, including a $2.3 million increase for personnel costs, related research supplies, operational overhead and stock compensation, offset by a $0.1 million decrease for external costs. In 2009, we commenced two Phase 1/2 trials in hematological cancers and are planning to start additional clinical trials in STA-9090 in the fourth quarter of 2009 and in the first half of 2010.

In the three months ended September 30, 2009, costs incurred under our apilimod program increased by $0.1 million over the three months ended September 30, 2008, due to a $0.1 million increase for external costs.

In the three months ended September 30, 2009, costs incurred under our CRACM program increased by $2.1 million over the three months ended September 30, 2008, including increases of $1.8 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs.

In addition, in the three months ended September 30, 2009, costs incurred under our other early-stage programs decreased by $1.9 million over the three months ended September 30, 2008, including decreases of $1.8 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs.

General and Administrative Expense

	Three Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
General and administrative	$3.1	$3.7	$(0.6)	(16)%

The decrease in general and administrative expense principally resulted from a decrease of $0.6 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009.

Other Income, net

	Three Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Investment income, net	$(0.1)	$0.1	$(0.2)	(200)%

The decrease in net investment income was principally due to declining interest rates and lower average cash balances.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Collaboration Revenue

	Nine Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
License and milestone revenue—GSK	$121.1	$5.5	$115.6	2102%
License and milestone revenue—Roche	3.5	—	3.5	—%
	124.6	5.5	119.1	2165%
Cost sharing reimbursements, net—GSK	6.7	(3.5)	10.2	(291)%
Cost sharing reimbursements, net—Roche	8.3	—	8.3	—%
	15.0	(3.5)	18.5	529%
Total collaboration revenue	$139.6	$2.0	$137.6	6880%

In October 2007, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol. In the nine months ended September 30, 2009, license and milestone revenue increased by $115.6 million over the nine months ended September 30, 2008. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which were recorded as license and milestone revenue as we have no further obligation for deliverables under the GSK Agreement.

In addition, in the nine months ended September 30, 2009, we recognized a decrease of $10.2 million of net cost sharing reimbursements to GSK over the nine months ended September 30, 2008 as a result of the suspension of the SYMMETRY trial in February 2009 and GSK’s termination of the GSK Agreement. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue. (See Notes 2 and 8 in the accompanying condensed consolidated financial statements.)

In December 2008, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. In the nine months ended September 30, 2009, we recognized $3.5 million of license revenue in connection with the $16 million nonrefundable upfront license payment we received from Roche in January 2009. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the nine months ended September 30, 2009, we recognized $8.3 million of cost sharing revenue under the Roche Agreement. (See Notes 2 and 9 in the accompanying condensed consolidated financial statements.)

Research and Development Expense

	Nine Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$19.6	$42.5	$(22.9)	(54)%
STA-9090	9.6	4.8	4.8	100%
Apilimod	0.5	0.3	0.2	67%
Total clinical-stage drug candidates	29.7	47.6	(17.9)	(38)%
CRACM	7.4	4.6	2.8	61%
Other early stage programs	4.7	6.4	(1.7)	(27)%
Total research and development	$41.8	$58.6	$(16.8)	(29)%

In the nine months ended September 30, 2009, costs incurred under our elesclomol program decreased by $22.9 million over the nine months ended September 30, 2008, including decreases of $8.2 million for personnel costs, related research supplies and operational overhead, $2.0 million for stock compensation, and $12.7 million for external costs. On February 26, 2009, we suspended the SYMMETRY trial, our global, pivotal Phase 3 clinical trial which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elescomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction. The $2.0 million decrease in stock compensation was due in part to the workforce reduction in the first quarter of 2009 and in part to the non-recurring correction recognized in the first quarter of 2008. (See Note 2 in the accompanying condensed consolidated financial statements.)

In the nine months ended September 30, 2009, costs incurred under our STA-9090 program increased by $4.8 million over the nine months ended September 30, 2008, including increases of $4.2 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.6 million for external costs. In 2009, we commenced two Phase 1/2 trials in hematological cancers and are planning to start additional clinical trials in STA-9090 in the fourth quarter of 2009 and in the first half of 2010. The increase in external costs was principally due to the commencement of the two Phase 1/2 trials in hematological cancers in March and September, as well as the manufacture of supporting clinical drug supply for all of the ongoing clinical trials.

In the nine months ended September 30, 2009, costs incurred under our apilimod program increased by $0.2 million over the nine months ended September 30, 2008, due to a $0.2 million increase for external costs.

In the nine months ended September 30, 2009, costs incurred under our CRACM program increased by $2.8 million over the nine months ended September 30, 2008, including increases of $2.1 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.7 million for external costs. The increase in external costs was principally due to the advancement of the program towards preclinical development.

In addition, in the nine months ended September 30, 2009, costs incurred under our other early-stage programs decreased by $1.7 million over the nine months ended September 30, 2008, due to a decrease of $1.7 million for personnel costs, related research supplies, operational overhead and stock compensation.

General and Administrative Expense

	Nine Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
General and administrative	$10.2	$11.3	$(1.1)	(10)%

The decrease in general and administrative expense principally resulted from a decrease of $1.2 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009, offset by a $0.1 million increase in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance requirements, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes.

Other Income, net

	Nine Months Ended September 30,		2009 to 2008 Change
	2009	2008	$	%
	(dollars in millions)
Investment income, net	$(0.2)	$1.2	$(1.4)	(117)%

The decrease in net investment income was principally due to declining interest rates and lower average cash balances.

Liquidity and Capital Resources

Sources of Funds

We have incurred significant operating losses since our inception. We have funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock, $44.7 million in net proceeds from our IPO, and $154.7 million in nonrefundable partnership payments under the GSK Agreement and the Roche Agreement, including $96 million in upfront payments, $50 million in operational milestones and $8.7 million in research and development support, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $436.1 million through September 30, 2009. We have also generated funds from government grants, equipment lease financings and investment income.

As of September 30, 2009, we had $51.7 million in cash, cash equivalents and marketable securities, a decrease of $21.9 million from $73.6 million as of December 31, 2008. This decrease principally reflects $34.7 million year-to-date in partnership payments by GSK and Roche, offset by cash used in operations as discussed under Cash Flows below. The $34.7 million in partnership payments consists of $10 million by GSK for a nonrefundable operational milestone achieved in January 2009 for the development of elesclomol for the treatment of metastatic melanoma, and $24.7 million by Roche for the $16 million nonrefundable upfront payment that was recorded as a collaboration receivable as of December 31, 2008, together with $8.7 million for research and development support in 2009.

In October 2007, we entered into the GSK Agreement and received a nonrefundable upfront cash payment of $80 million in November 2007. We achieved a total of $50 million in nonrefundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in January 2009 that was paid by GSK in March 2009. On June 10, 2009, following the suspension of the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to us. We may continue to develop elesclomol alone or with another partner.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(dollars in millions)
Cash, cash equivalents and marketable securities	$51.7	$58.4
Working capital	35.2	57.7
Cash flows provided (used in):
Operating activities	(19.5)	(54.5)
Investing activities	4.0	(1.4)
Financing activities	(1.7)	(1.3)
Capital expenditures (included in investing activities)	(0.5)	(1.4)

In the nine months ended September 30, 2009, our operating activities used cash of $19.5 million, including the receipt of $34.7 million in partnership payments by GSK and Roche offset by $54.2 million in net cash used in operations. In the nine months ended September 30, 2008, our operating activities used cash of $54.5 million. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

Our investing activities provided cash of $4.0 million in the nine months ended September 30, 2009, including sales and maturities of marketable securities of $43.9 million, offset by purchases of marketable securities in the amount of $39.3 million and purchases of property and equipment in the amount of $0.5 million. Our investing activities used cash of $1.4 million in the nine months ended September 30, 2008 for the purchases of property and equipment.

Our financing activities used cash of $1.7 million and $1.3 million in the nine months ended September 30, 2009 and 2008, respectively. We raised $0.9 million in proceeds from the sale and lease-back of property and equipment in the nine months ended September 30, 2008. We repaid $1.8 million and $2.1 million in capital equipment leases in the nine months ended September 30, 2009 and 2008, respectively.

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

Liquidity

On February 26, 2009, we announced that we were suspending all clinical development of our lead drug candidate, elesclomol. On March 12, 2009, we committed to an immediate restructuring plan that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. As of September 30, 2009, the approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services had been fully paid. To conserve additional capital resources, we did not renew one of our office building leases that expired in August 2009 and consolidated our operations within our three other facilities. We did not incur an impairment charge in connection with the facility consolidation.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are actively engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs — STA-9090, elesclomol, VDA, and apilimod — which could result in one or more new partnership agreements in 2010 that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future.  Based on our current operating plans, we expect our existing funds, together with research and development reimbursements and approximately $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements anticipated under the Roche agreement, will be sufficient to fund operations into 2011.

There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other research and development activities for STA-9090, elesclomol, STA-9584, apilimod, and the CRACM program, the timing and amount of milestone payments to be received from Roche, the rate of enrollment of patients in clinical trials, the progress of our discovery research and preclinical programs, the impact of potential business development activities and future direction of the elesclomol program, among other factors. These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.

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

To the extent our capital resources are insufficient to meet our future capital requirements, we would need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, the credit markets and the financial services industry have recently been experiencing a period of unprecedented turmoil and upheaval that have made equity and debt financing more difficult to obtain. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance concerning the organization of authoritative guidance under GAAP. This new guidance created the FASB Accounting Standards Codification, or the Codification.  The Codification has become the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification has become nonauthoritative. As the Codification is not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements upon adoption.

In October 2009, the FASB approved for issuance Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of September 30, 2009, we had cash, cash equivalents and marketable securities of $ 51.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV’s, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Due to current market rates, further declines in interest rates would have a minimal effect on future investment income.

Capital Market Risk.  We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

Item 4.    Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

SYNTA PHARMACEUTICALS CORP.

Date: November 4, 2009	By:	/s/ SAFI R. BAHCALL, PH.D.
Safi R. Bahcall, Ph.D. President and Chief Executive Officer (principal executive officer)

Date: November 4, 2009		/s/ KEITH S. EHRLICH, C.P.A.
	By:	Keith S. Ehrlich, C.P.A. Vice President Finance and Administration, Chief Financial Officer (principal accounting and financial officer)