Form 10-K/A
period 2008-12-31
SYNTA PHARMACEUTICALS CORP
filed 2009-11-10
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Registrant’s telephone number, including area code (781) 274-8200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $106,695,002.

As of March 20, 2009 the registrant had 33,919,584 shares of common stock outstanding.

EXPLANATORY NOTE

Synta Pharmaceuticals Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2009, solely for the purpose of revising portions of Exhibit 10.27 (the “Exhibit”) in response to comments made by the Commission on the Company’s request for confidential treatment with respect to the Exhibit.  In addition, the Company is also including Exhibits 31.1 and 31.2, which are required by the filing of this Amendment.  This Amendment amends and supplements Part IV, Item 15 of the Original Filing only.  This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosure contained therein in any way.

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

10.1(1)*	2001 Stock Plan. (10.1)

10.2(2)*	Amended and Restated 2006 Stock Plan. (99.1)

10.2(a)(1)*	Form of incentive stock option agreement under 2006 Stock Plan. (10.2(a))

10.2(b)(1)*	Form of nonqualified stock option agreement under 2006 Stock Plan. (10.2(b))

10.2(c)(1)*	Form of restricted stock agreement under 2006 Stock Plan. (10.2(c))

10.2(d)(1)*	Form of nonqualified stock option agreement for directors under 2006 Stock Plan. (10.2(d))

10.2(e)(1)*	Form of restricted stock agreement for directors under 2006 Stock Plan. (10.2(e))

10.3(3)*	Amended and Restated Director Compensation Policy, effective June 11, 2008. (10.3)

10.4(4)*	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust. (10.4)

10.5(1)

Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006. (10.5)

10.5.1(3)

Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended. (10.1)

Exhibit Number	Description of Exhibit
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

10.6.1(4)

Seventh Amendment, dated November 26, 2007, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust. (10.6.1)

10.6.2(3)	Eighth Amendment, dated June 19, 2008, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust. (10.2)

10.7(1)	Lease, dated January 13, 2005, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust, as extended on August 14, 2006. (10.7)

10.7.1(4)

First Amendment to Lease, dated as of September 7, 2007, to Lease, dated January 13, 2005, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust. (10.7.1)

10.7.2(5)

Second Amendment to Lease, dated as of August 22, 2008, to Lease, dated January 13, 2005, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust. (10.1)

10.8(1)

Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord’s Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005. (10.8)

10.9(1)

Master Lease Agreement, dated November 10, 2004, by and between the Registrant and General Electric Capital Corporation, as amended by Letter Agreement, dated June 24, 2005, and as extended by Letter Agreement, dated November 29, 2006. (10.9)

10.9.1(4)	Extension, dated as of June 29, 2007, of Master Lease Agreement, dated November 10, 2004, by and between the Registrant and General Electric Capital Corporation, as amended. (10.9.1)

10.10(1)*	Letter Agreement, dated April 18, 2005, by and between the Registrant and Safi R. Bahcall, Ph.D. (10.13)

10.11(1)*	Letter Agreement, dated October 12, 2002, by and between the Registrant and Dr. Keizo Koya. (10.14)

10.12(1)*	Letter Agreement, dated January 22, 2003, by and between the Registrant and Dr. James Barsoum. (10.15)

10.13(1)*	Letter Agreement, dated April 15, 2004, by and between the Registrant and Dr. Jeremy Chadwick. (10.16)

10.14(1)*	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich. (10.17)

Exhibit Number	Description of Exhibit
10.15(1)*	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder. (10.18)

10.16(1)*	Letter Agreement, dated March 24, 2005, by and between the Registrant and Eric W. Jacobson. (10.19)

10.17(5)*	Letter Agreement, dated July 9, 2008, by and between the Registrant and Michael P. Bailey. (10.2)

10.18(5)*	Severance and Change in Control Agreement, dated August 6, 2008, between the Registrant and Michael P. Bailey. (10.3)

10.19(6)*	Form of Severance and Change in Control Agreement, dated April 28, 2008, between the Registrant and each of James Barsoum, Ph.D., Eric W. Jacobson, M.D., and Keizo Koya, Ph.D. (10.1)

10.20(6)*	Severance and Change of Control Agreement, dated April 28, 2008, between the Registrant and Keith S. Ehrlich. (10.2)

10.21(1)*	Agreement and Release, dated January 14, 2005, by and between the Registrant and Lan Bo Chen, Ph.D. (10.22)

10.22(1)*	Consulting Agreement, dated April 18, 2005, by and between the Registrant and Lan Bo Chen, Ph.D. (10.23)

10.22.1(4)*	Amendment to Consulting Agreement, dated March 23, 2007, by and between the Registrant and Lan Bo Chen, Ph.D. (10.19.1)

10.23(1)*	Form of Indemnification Agreement between the Registrant and its directors and executive officers. (10.26)

10.24(1)	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant. (10.27)

10.25(4)*	Summary of bonus arrangements applicable to the Registrant’s Named Executive Officers. (10.23)

10.26(4)**	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline. (10.24)

10.26.1(3)**	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline. (10.4)

10.27**	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.

21.1(7)	List of Subsidiaries. (21.1)

23.1(8)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2(8)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.
**	Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(1)

Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-138894), initially filed with the Securities and Exchange Commission on November 22, 2006.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 6, 2008 (Registration No. 333-152824).
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33277).
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33277).
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33277).
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008 (File No. 001-33277).
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33277).
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33277).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: November 10, 2009	By:	/s/ SAFI R. BAHCALL, PH.D.
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.27**	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

**                                  Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.