Form 10-K
period 2009-12-31
SYNTA PHARMACEUTICALS CORP
filed 2010-03-11
CIK 1157601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was $40,456,687.

         As of March 5, 2010 the registrant had 40,484,398 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 17, 2010.

 PART I

Item 1.    BUSINESS

The Company

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have three clinical-stage drug candidates and several drug candidates in the preclinical and discovery stages. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We retain all rights to our drug candidates and programs, with the exception of our preclinical-stage calcium release activated calcium modulator, or CRACM, ion channel program which is partnered with Hoffmann-La Roche, or Roche.

        We believe that our efforts since the beginning of 2009 have resulted in identifying important characteristics of each of our key drug candidates and in achieving certain significant development milestones:

  STA-9090

    •
    Promising signs of single-agent clinical activity and an acceptable safety profile have been observed in our ongoing Phase 1 and Phase 1/2 trials. A number of patients who had previously progressed or failed to respond to treatment with numerous other anti-cancer agents, including conventional chemotherapies and approved tyrosine kinase inhibitors, achieved substantial tumor shrinkage and prolonged stabilization of disease following treatment with STA-9090.

    •
    Clinical and preclinical results generated by us and by our academic collaborators have differentiated STA-9090 from other heat shock protein 90, or Hsp90, inhibitors. These results include improved potency, the observation of single-agent activity, and an improved safety profile, including the absence of the serious liver and certain other toxicities observed with other Hsp90 inhibitors.

    •
    We have established a broad clinical development plan, including three Phase 2 clinical trials initiated at leading medical centers in 2009 and support at numerous additional institutions for six to ten new trials expected to begin in 2010.

  Elesclomol

    •
    The analysis of follow-up data from our Phase 3 trial for elesclomol in malignant melanoma, which was suspended in February 2009, showed that lactate dehydrogenase, or LDH, level was an important predictive factor for treatment outcome with elesclomol. Patients with normal baseline LDH levels (443 out of 651 patients; 68%), achieved the primary endpoint of the trial, improvement in progression-free survival, or PFS, with an acceptable safety profile. Patients with elevated LDH levels showed no improvement in PFS.

    •
    Experiments conducted by us and by our academic collaborators have suggested underlying reasons for the observed differences in elesclomol activity between the elevated and normal LDH patient populations. Elesclomol exerts its anti-cancer effect by disrupting cancer cell mitochondria. Normal oxygen conditions are required for this process to occur. Under low oxygen conditions, often associated with elevated LDH levels, cancer cell metabolism shifts away from the mitochondria and elesclomol loses anti-cancer activity.

    •
    In March 2010, we announced approval from the U.S. Food and Drug Administration, or FDA, to resume clinical development of elesclomol in a specific protocol that excludes patients with elevated LDH.

    •
    Experiments conducted by our collaborators at the Ontario Cancer Institute—Princess Margaret Hospital showed that elesclomol was highly active against acute myeloid leukemia, or AML, cell lines and primary blast cells from patients with AML.

CRACM Ion Channel Program

  •
  In collaboration with our partner Roche, we successfully advanced our CRACM research program, by identifying compounds satisfying certain preclinical criteria, including potent inhibition of key inflammatory signaling pathways and a favorable safety profile. We expect an investigational new drug, or IND, application to be filed for one of our CRACM inhibitor compounds by Q1 2011.

        We believe that our competitive advantages include the clinical and commercial potential of our drug candidates, the strength of our drug discovery platform, our ability to effectively manage large-scale clinical programs, our ability to enter into strategic partnerships with leading multinational pharmaceutical companies, and our network of research and clinical collaborations with leading investigators and institutions. We believe these competitive advantages provide us with multiple, sustainable growth opportunities.

  Key Additional Post-2009 Developments

        In January 2010, we completed an underwritten public offering of 6,388,889 shares of our common stock at an offering price of $4.50 per share, which includes the exercise of the underwriters' over-allotment option to purchase 833,333 shares. After deducting underwriting discounts and commissions and offering expenses payable by us, we received net proceeds of approximately $26.7 million from the offering.

Company Strategy

        Our strategy is to use our proprietary chemical compound library, our discovery capabilities, and our ability to design and effectively manage robust clinical trials to discover, develop, and commercialize novel small molecule drug candidates for treating cancer, autoimmune, and chronic inflammatory diseases. Important elements of our long-term strategy include:

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

  •
  creating a strong network of academic research and clinical collaborations in order to enhance the understanding of how to best utilize our drug candidates;

  •
  maintaining the flexibility to partner or retain individual programs, in order to achieve the balance of fully-owned versus partnered programs that can best enhance long-term shareholder value; and

  •
  maintaining a strong cash position, such that we have the resources and skills to continue both to advance our current pipeline of compounds and replenish our pipeline with new compounds from our discovery engine.

Our Drug Candidate Pipeline

        The following table summarizes the status of our most advanced research and development programs:

	Product Candidate	Disease	Stage	Development Status
Oncology	STA-9090 Hsp90 inhibitor (Synta owned)	Non-small cell lung cancer (once per week administration)	Phase 2	Ongoing
		Gastrointestinal stromal tumors (once per week administration)	Phase 2	Ongoing
		Hematologic cancers (once per week administration)	Phase 1/2	Ongoing
		Hematologic cancers (twice per week administration)	Phase 1	Ongoing
		Solid tumors (twice per week administration)	Phase 1	Ongoing
		Solid tumors (once per week administration)	Phase 1	Ongoing Enrollment completed
	AdditionalHsp90 inhibitors (Synta owned)	Cancer	Preclinical development	Ongoing
	Elesclomol Oxidative stress inducer (Synta owned)	Solid, hematologic cancers	Phase 1/2	Expected to start 2H 2010
	STA-9584 Vascular Disrupting Agent (Synta owned)	Cancer	Preclinical development	Ongoing
Inflammatory
Diseases	Apilimod (STA-5326) Oral IL-12/23 inhibitor (Synta owned)	Rheumatoid arthritis	Phase 2a	Preliminary data being analyzed; not expected to continue in this indication
	Additional IL-12/23 inhibitors (Synta owned)	Autoimmune diseases	Lead optimization	Ongoing
	Oral CRACMchannelinhibitor (partner: Roche)	Autoimmune diseases, Respiratory conditions (asthma/COPD)	Preclinical development	Targeting IND by Q1 2011
	AdditionalCRAC channelinhibitors (partner: Roche)	Autoimmune diseases, Respiratory conditions (asthma/COPD)	Lead optimization	Ongoing

        In the above table and throughout this report, lead optimization indicates a stage at which compounds have shown activity, selectivity, and efficacy in animal models, as well as an acceptable preliminary safety profile. These compounds are being optimized for potency, drug-like properties, and safety before entering into preclinical development. Preclinical development activities include manufacturing, formulation, pharmacology and full toxicology studies prior to initiating a Phase 1 clinical trial. Phase 1 indicates initial clinical safety testing and pharmacological profiling in healthy volunteers, with the exception that Phase 1 clinical trials in oncology are typically performed in patients with cancer. Phase 2 involves efficacy testing and continued safety testing in patients with a specific disease. There are multiple types of Phase 2 trials: Phase 2 trials may include a Phase 1 dose-escalation stage (Phase 1/2); they may be single-arm, with relatively few patients (Phase 2a); or they may be randomized and controlled, with a larger number of patients (Phase 2b). Phase 3 indicates a confirmatory study of efficacy and safety in a larger patient population, and may involve comparison with placebo, standard treatments, or other active comparators.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

  •
  STA-9090, Hsp90 inhibitor.  STA-9090, our novel, small molecule Hsp90 inhibitor, is in two Phase 2 solid tumor trials (one for non-small cell lung cancer, or NSCLC, and the other for gastrointestinal stromal tumors, or GIST); two Phase 1 clinical trials in solid tumors; and one Phase 1 and one Phase 1/2 clinical trial in hematologic cancers. We anticipate the initiation of six to ten new trials in additional cancer types, as a single-agent or in combination with other anti-cancer agents, in 2010. We expect that the majority of these new trials will be investigator-sponsored.

  •
  Elesclomol, oxidative stress inducer.  Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death, or apoptosis, in cancer cells by disrupting cancer cell mitochondrial metabolism. The results of our Phase 3 SYMMETRY trial in metastatic melanoma and subsequent research have shown that level of LDH is an important predictor of elesclomol treatment outcome. We expect to begin one or more new trials with elesclomol in the second half of 2010.

  •
  STA-9584, vascular disrupting agent.  STA-9584, our novel small molecule compound that disrupts the blood vessels that supply tumors with oxygen and essential nutrients, is in preclinical development.

Oncology Background

        Cancers are diseases characterized by abnormal and uncontrolled cell growth and division, typically leading to tumor formation. As a tumor grows, it can directly disrupt organ function at its site of origin. In addition, cancer cells can also spread to other organs, such as the brain, bones and liver, by a process called metastasis. The growth of metastatic tumors at these new sites can disrupt the function of other organs. There are many kinds of cancer, but all are characterized by uncontrolled growth of abnormal cells.

        The World Health Organization estimates that more than 12 million people are diagnosed with cancer every year worldwide, and approximately 8 million people die from the disease annually. The American Cancer Society estimates that approximately 1.5 million people in the United States were diagnosed with cancer in 2009, and approximately 562,000 people will die from the disease.

        According to a 2008 IMS health report, oncology products are the largest therapeutic class of pharmaceuticals in the world with global sales of $48.2 billion in 2008.

STA-9090 (Hsp90 Inhibitor)

        STA-9090 is a potent, injectable, small molecule Hsp90 inhibitor drug candidate, with a novel chemical structure that is distinct from 17-AAG (tanespimycin) and other first generation, ansamycin-derivative Hsp90 inhibitors, such as IPI-504 (retaspimycin). Many of the known oncogenic proteins that play major roles in pathogenesis of solid tumor and hematologic malignancies are client proteins of

Hsp90. By inhibiting Hsp90, STA-9090 causes the degradation of multiple client proteins and the subsequent death of cancer cells dependent on these proteins. STA-9090 has shown potent anti-cancer activity in a broad range of solid and hematologic cancers both in vitro and in vivo, as well as substantially greater potency and improved safety relative to first generation Hsp90 inhibitors. In clinical trials to date, STA-9090 has shown promising signs of single-agent clinical activity and an acceptable safety profile, without the serious liver and certain other toxicities observed with other Hsp90 inhibitors.

STA-9090's Mechanism of Action

        STA-9090 potently inhibits Hsp90, a chaperone protein required for the proper folding and activation of other cellular proteins, particularly kinases. Many of these "client proteins" of Hsp90—such as AKT, BCR-ABL, BRAF, KIT, MET, EGFR, FLT3, HER2, PDGFRA, VEGFR—have been shown to be critical to cancer cell growth, proliferation, and survival and are the targets of clinically validated and approved cancer drugs such as Gleevec, Avastin, Herceptin, Sutent, Nexavar, Tarceva, and Erbitux. In preclinical studies, inhibiting Hsp90 causes the degradation of multiple client proteins and leads to cancer cell death. Because mutated kinases which no longer respond to treatment with kinase inhibitors remain dependent on Hsp90 for their activity, inhibiting Hsp90 offers the potential for treating cancers that have become resistant to targeted therapies such as kinase inhibitors. We believe that inhibiting kinases indirectly, by disrupting the chaperone activities of Hsp90, provides two advantages: first, a means to simultaneously attack multiple cancer-promoting kinases; and second, an ability to kill tumor cells with mutated kinases that have lost responsiveness to a direct kinase inhibitor.

STA-9090 Preclinical Results

        Experiments conducted by us and by our collaborators at the Dana-Farber Cancer Institute, Brigham and Women's Hospital in Boston, University of Massachusetts Medical School in Worcester, The Ohio State University, University of Texas Health Center at San Antonio, and others have shown that STA-9090:

  •
  potently inhibits many critical oncogenic proteins including HIF1alpha, KIT, MET, HER2, EGFR, AKT, CDK4, BCR-ABL, BRAF, RAF1, and WT1;

  •
  shows an average of approximately 20 times greater potency than first generation Hsp90 inhibitors, such as 17-AAG, across a broad range of cancer cell lines tested, achieving, in certain cases, over 100 times greater potency;

  •
  is active against a broad range of in vivo models of cancer including breast, colon, gastric, lung, GIST, melanoma, osteosarcoma, prostate, AML, chronic myeloid leukemia, Burkitt's lymphoma, diffuse large B-cell lymphoma, and multiple myeloma;

  •
  is active in models that are non-responsive or resistant to first-generation Hsp90 inhibitors, such as 17-AAG;

  •
  accumulates selectively in tumors, with a tumor half-life up to 20 times longer in duration than the half-life in plasma or normal tissues such as lung or liver;

  •
  demonstrates synergy with several widely-used anti-cancer therapies including Taxol, Tarceva, and Avastin;

  •
  has activity in models of cancer that have become resistant to approved tyrosine kinase inhibitors such as Gleevec, Sutent, Tarceva, and Sprycel—including the BCR-ABL T315I mutation in leukemia; the EGFR T790M mutation in lung cancer; and the KIT V654A or D820A mutations in GIST; and

  •
  generated in prodrug form pronounced single-agent tumor responses in a canine clinical trial, including over 80% tumor shrinkage in dogs with certain rapidly progressing cancers.

        Many of these results were presented at recent scientific meetings including the April 2009 AACR meeting, the November 2009 AACR-NCI-EORTC meeting, the December 2009 ASH meeting, and the January 2010 IASLC Targeted Therapies for the Treatment of Lung Cancer meeting. We are actively continuing our collaborations with leading academic researchers, the results from which we and the physicians we work with will use to help guide our clinical trial choices. These choices include designing trials that enrich for those patients with disease characteristics most likely to respond to treatment with STA-9090.

STA-9090 Ongoing Clinical Trials

        In November 2007 and January 2008, respectively, we initiated two Phase 1, open-label trials in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on twice- and once-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these trials are assessed for tumor response based on the Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. In March 2009, we initiated a Phase 1 open-label clinical trial of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. In September 2009, we initiated a Phase 1/2 trial in hematologic cancers with a once-a-week dosing schedule. In December 2009, we initiated Phase 2 trials of STA-9090 in NSCLC and GIST.

        In our Phase 1 solid tumor trials, we have escalated multiple dose level cohorts in each trial. To date, results have shown that STA-9090 is well tolerated, with the most common adverse events being mild to moderate fatigue and diarrhea, which have been manageable and reversible. In our once weekly Phase 1 trial, the MTD has been identified, with the dose limiting toxicities, or DLTs, being fatigue and diarrhea. To date, we have not seen organ specific DLTs such as liver or cardiac toxicities that have been seen with first generation Hsp90 programs.

        We have also demonstrated the increase of certain biomarker activity with increasing doses of STA-9090. In addition to the acceptable safety profile and encouraging signs of biological activity, we have seen patients with confirmed tumor responses as defined by RECIST criteria, patients with substantial tumor shrinkage not qualifying as confirmed RECIST responses, and a number of cases of patients with prolonged stable disease. These patients had previously progressed or failed to respond to treatment with numerous anti-cancer therapies including chemotherapy as well as targeted agents such as Gleevec, Avastin, Sutent, and Tarceva. These signs of activity occurred in patients with lung cancer, renal cancer, GIST, melanoma, colorectal cancer, and certain leukemia types.

Future Development Plans for STA-9090

        We expect that six to ten new trials for STA-9090 will be initiated in 2010, the majority of which will be investigator-sponsored. The specific choice of cancer indications and trial designs is being determined based on discussions with our clinical collaborators; further analysis of the results from our ongoing trials; the analysis of preclinical data generated by us and our collaborators; and the underlying science of the interaction between STA-9090 specifically, or Hsp90 inhibition more generally, with the proteins known to promote growth and proliferation in these cancer types.

Additional Hsp90 Inhibitors

        We are currently developing a new series of Hsp90 inhibitor compounds that may be orally administered and may be more suitable for long-term treatment settings such as adjuvant and maintenance therapy. We have also characterized additional small molecule, injectable Hsp90 inhibitors that provide additional options for future development. These compounds are in the lead optimization stage.

Elesclomol (Oxidative Stress Inducer)

        Elesclomol is a first-in-class, investigational drug candidate that triggers apoptosis in cancer cells by disrupting cancer cell mitochondrial metabolism.

        In preclinical models, elesclomol showed potent anti-cancer activity against a broad range of cancer cell types, as well as an ability to enhance the efficacy of certain chemotherapy agents with minimal additional toxicity. In September 2006, we reported that in a 21-center, double-blind, randomized, controlled Phase 2b clinical trial in 81 patients with metastatic melanoma, elesclomol in combination with paclitaxel, or ELPAC, met the primary endpoint—doubling the median time patients survived without their disease progressing—compared to paclitaxel alone. The final results of this trial were published in the online version of the Journal of Clinical Oncology, or JCO, in October 2009 and will appear in the print version of the JCO in early 2010.

        In November 2007, we announced the initiation of a Phase 3 clinical trial, the SYMMETRY trial, to evaluate treatment with ELPAC compared to paclitaxel alone in patients with metastatic melanoma. This trial was suspended in February 2009 based on an interim analysis that identified potential safety concerns. Preliminary results from this trial were presented at the American Society of Clinical Oncology meeting in May 2009 and Perspectives in Melanoma XIII Conference in October 2009. These results showed a differential response to treatment with elesclomol based on level of baseline LDH, an established prognostic biomarker in melanoma and a pre-specified stratification variable in the trial. The primary endpoint of improvement in PFS was achieved in the normal LDH population, 68% of the 651 enrolled patients, with an acceptable safety profile. In the elevated LDH population, 32% of patients, no difference was observed between the two arms of the trial for the primary endpoint, and a negative impact was observed for the overall survival, or OS, endpoint.

        Elesclomol was well-tolerated in the SYMMETRY trial and most observed adverse events were National Cancer Institute Common Toxicity Criteria, or NCI CTC, Grade 1 or 2. The most common Grade 3 or higher adverse events in the treatment arm (ELPAC) compared to the control arm (paclitaxel alone) were neutropenia (6.8% vs. 2.5%), fatigue (4% vs. 1.2%), anemia (2.2% vs. 1.8%), dyspnea (2.2% vs. 1.8%), alopecia (1.9% vs. 2.8%), peripheral neuropathy (1.9% vs. 1.2%), vomiting (1.9% vs. 1.5%), and infusion related reaction (1.9% vs. 2.2%).

        Results presented at the NCI-AACR-EORTC meeting in November 2009 demonstrated that elesclomol binds copper in plasma, facilitating its uptake into cells and enabling a transition between copper oxidation states inside the cell. Additional research by us and by our external collaborators has shown that this reaction disrupts the metabolic properties of cancer cell mitochondria and generates the oxidative stress that triggers programmed cell death. This ability of elesclomol to disrupt cancer cell mitochondria requires normal oxygen conditions. Under low oxygen conditions, often associated with elevated LDH levels, cancer cell metabolism shifts away from the mitochondria and elesclomol loses anti-cancer activity. These results, together with the results observed in the SYMMETRY trial, suggest that patients with elevated LDH should be excluded from future trials with elesclomol.

        In December 2009, we presented results at the American Society for Hematology showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients.

        In March 2010, we announced approval from the FDA to resume clinical development of elesclomol in a specific protocol that excludes patients with elevated LDH levels. We intend to initiate one or more clinical trials of elesclomol during the second half of 2010. We plan to use the next generation sodium salt formulation of elesclomol for all future clinical trials with elesclomol.

STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients. In animal models, STA-9584 has been shown to target both new and established tumor blood vessels, in contrast to the mechanism of action of angiogenesis inhibitors such as Avastin, which only prevent the formation of new tumor vasculature. STA-9584 has shown strong anti-tumor activity in a broad range of preclinical cancer models, including prostate, lung, breast, melanoma, and lymphoma. These models have shown that STA-9584 may kill tumor cells directly, in addition to disrupting established tumor blood vessels. This program is currently in preclinical development.

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

        We believe that the inhibition of angiogenesis and disruption of existing tumor vasculature is a compelling therapeutic approach, as it has the potential to effectively prevent transport of oxygen and essential nutrients needed by the tumor and may lead to tumor shrinkage, and possibly, complete tumor eradication. First generation angiogenesis inhibitors, such as Avastin, work primarily by preventing the formation of new tumor vessels. In contrast, STA-9584's anti-vasculature effects are two-fold: disrupting both new and established tumor vessels. We believe that STA-9584's more complete anti-vasculature mechanism, in combination with an independent ability to directly kill cancer cells, may increase the potential anti-cancer activity of this compound versus first generation angiogenesis inhibitors and other endothelial cell-targeted agents.

Our Inflammatory Disease Programs

        We have one clinical-stage program and one preclinical-stage program focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

Inflammatory Disease Background

        Inflammatory diseases are typically caused by aberrant activity of the immune system. The immune system normally protects the body from injury and infection, but in autoimmune diseases it attacks and damages the body's own tissues. Major autoimmune diseases include rheumatoid arthritis, or RA, psoriasis, Crohn's disease, and multiple sclerosis.

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

Apilimod (IL-12 and IL-23 inhibitor)

        Apilimod (STA-5326) is a novel, orally administered, small molecule drug candidate we are developing for the treatment of autoimmune and other chronic inflammatory diseases. Apilimod appears to inhibit the production of the cytokines interleukin-12, or IL-12, and interleukin-23, or IL-23, and has the potential to down-regulate the inflammation pathways that underlie certain autoimmune and inflammatory diseases. We submitted the initial IND for apilimod in March 2003.

Apilimod Mechanism of Action

        Apilimod selectively inhibits production of the cytokines IL-12 and IL-23. The IL-12 cytokine is an important "master switch" that triggers the immune response of the T cell known as T helper type 1, or Th1. T cells play a critical role in the coordination of the body's immune response, and while Th1 cells are normally involved in the body's defense against intracellular attack by bacteria and other micro organisms, an overactive Th1 response can lead to various autoimmune or inflammatory diseases including Crohn's disease, psoriasis, RA, multiple sclerosis, and common variable immunodeficiency, or CVID. The IL-23 cytokine is critical to the generation of a class of T cells known as Th17, which produce other pro-inflammatory proteins such as IL-17, which are critical in driving chronic inflammation. We believe that the clinical trial results observed with anti-IL-12/23 antibody therapies validate the inhibition of IL-12/23 activity as a promising approach for the treatment of inflammatory and autoimmune diseases.

Apilimod Clinical Plans

        We are currently reviewing preliminary results from a Phase 2a clinical trial of apilimod in patients with RA. Based on our review of the preliminary results, we do not expect to continue development of apilimod in this indication, with this formulation and route of administration. We believe the pharmaceutical properties of this first generation compound and formulation are not optimized for systemic, oral administration and are currently exploring the possibility of using apilimod in alternative formulations, which may deliver locally higher concentrations.

Additional IL-12/23 Inhibitors

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

CRACM Ion Channel Inhibitors

        Ion channels, the gateways in cell membranes that regulate the flow of ions into and out of cells, play important roles in cell signaling. Certain ion channels allow electrically excitable cells, such as neurons or muscle cells, to discharge. Drugs that modulate these ion channels have proven to be a successful therapeutic category, with dozens of such drugs on the market and commonly prescribed for the treatment of various neurological and cardiovascular disorders. Our CRACM research program targets an ion channel that is believed to play a key role specifically in immune cells rather than in neurons or muscle cells. The CRACM ion channel is the primary route for calcium entry into T cells and other immune cells, regulating multiple immune cell processes important for initiating and maintaining an inflammatory immune response. CRACM channels regulate the calcium signaling pathway driving immune cell activation and secretion of TNFalpha, IL-2, and other inflammatory factors. The therapeutic importance of inhibiting this calcium signaling pathway has been demonstrated through clinical experience with calcineurin inhibitors, such as cyclosporine, which are potent immunomodulators but have significant toxicities due to the broad role calcineurin plays in non-immune cells. In contrast to calcineurin, CRACM channels are believed to be critical exclusively to immune cell function. CRACM inhibitors therefore have the potential to achieve potent anti-inflammatory activity with an improved safety profile, creating a new category of disease-modifying agents comparable to biologic agents, such as TNF-alpha inhibitors, but orally available.

        We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including RA, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. We currently have one compound in preclinical development and are targeting filing an IND application for this compound by Q1 2011.

        We also have additional CRACM inhibitors in lead optimization. Because there are a number of CRACM ion channel targets on immune cells, we believe that our next generation CRACM inhibitor compounds could potentially apply to different immune system diseases and address distinct therapeutic areas, such as RA, allergy, asthma, and transplant rejection.

Roche CRACM Inhibitor Alliance

        In December 2008, we formed a strategic alliance with Roche and entered into an agreement, as amended in February 2010, to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. We refer to this agreement, as amended, herein as the Roche Agreement. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of RA, asthma, COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. Under the terms of the Roche Agreement, Roche funds research and development to be conducted by us, which includes discovery and certain early development activities for our novel CRACM inhibitors. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of the research period. For these licensed products, Roche is responsible for development and commercialization, while we retain certain co-development and co-promotion rights.

        The financial terms of the Roche Agreement include a $16 million non-refundable upfront license fee that we received in January 2009, and reimbursement by Roche of all of our research, preclinical development, and clinical development costs based upon the research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. In addition to the committed research support, and preclinical and clinical cost reimbursement, we are eligible to receive milestone payments and royalties for products developed as a result of this collaboration. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

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

Manufacturing

        Our drug candidates and preclinical compounds are small molecules that can be readily synthesized by processes that we have developed. Utilizing our medicinal chemistry and process development capabilities, we have developed manufacturing processes to produce the active pharmaceutical ingredient, or API, for our drug candidates. We also have the internal capability to synthesize small molecule compounds in quantities of up to several hundred grams for use in our preclinical studies, including proof-of-concept studies in animal models, early pharmacokinetic assays, initial toxicology studies, and formulation development. We currently contract with third parties for the synthesis of all API and drug product, or DP, materials used in our clinical trials and rely on third-party manufacturers for the supply of our drug candidates in bulk quantities and for the production of suitable dosage forms.

        The starting materials and reagents required for synthesizing our drug candidates and preclinical compounds are commercially available from multiple sources. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods, and specifications, designed to ensure that our drug candidates are manufactured in accordance with the FDA's current Good Manufacturing Practice regulations, or cGMP, and other applicable domestic and foreign regulations. We have selected manufacturers that we believe comply with cGMP and other applicable regulatory standards. We do not currently expect to manufacture cGMP material internally for our clinical trials nor undertake the commercial scale manufacture of our drug candidates after approval. At an appropriate time, we will discuss with our current suppliers and other third-party manufacturers the long-term supply and manufacture of these and other drug candidates we may develop.

STA-9090 Manufacturing

        The manufacturing processes for STA-9090 API and DP are conventional and fully-scalable. We believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations, or CMOs. We currently use a single CMO in the preparation of the STA-9090 API but we have a backup CMO that has previously manufactured STA-9090 API on our behalf. We currently use a single CMO for manufacturing STA-9090 DP that has specific experience in manufacturing oncology products and has flexible scale manufacturing capabilities. We believe that the agreements we have entered into to date with these CMOs are sufficient for our current requirements.

Elesclomol Manufacturing

        We use several different manufacturers for various process steps in the preparation of elesclomol API and DP. The manufacturing process for elesclomol API is conventional and fully-scalable. We believe that the various steps of this process can be accomplished by many possible third-party CMOs. We currently use a single CMO in the preparation of the elesclomol API but we have a backup CMO that has previously manufactured elesclomol API on our behalf. We plan to use the second generation sodium salt formulation of elesclomol in all future clinical trials of elesclomol. The elesclomol sodium DP is lyophilized and manufactured under aseptic conditions. We believe that the process for manufacturing the elesclomol sodium DP is routine and can be performed by various different CMOs. We have entered into a contract with a CMO with specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements that we have entered into to date to produce elesclomol API and the elesclomol sodium DP are sufficient for our anticipated requirements.

Sales and Marketing

        We currently have no sales, marketing or distribution capabilities, as such, in order to commercialize any of our drug candidates. We do, however, have worldwide commercialization rights for all of our development programs, with the exception of the CRACM ion channel program where we retain certain co-promotion rights with our partner Roche. We intend to develop these capabilities internally as needed and through collaboration with third parties.

Competition

        The development and commercialization of new drugs is highly competitive. We will face competition with respect to all drug candidates we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity. The efficacy and safety profile of our drug candidates relative to competitors will depend upon the results of our clinical trials and experience with the approved product in the commercial marketplace. For risks associated with competition, see "Risks Related to Our

Industry—Our market is subject to intense competition..." under "Risk Factors" below in Part I, Item 1A of this Form 10-K.

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

        As of March 11, 2010, our patent portfolio had a total of 710 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of elesclomol and apilimod. We own or have exclusively licensed a total of 35 issued U.S. patents and 96 U.S. patent applications, as well as 579 foreign counterparts to these patents and patent applications.

        With respect to our Hsp90 inhibitor program, we have two issued U.S. patents, one allowed U.S. patent application and numerous foreign counterpart applications. Any U.S. or foreign patent that issued covering STA-9090 would expire no earlier than 2025. Our Hsp90 inhibitor patent portfolio covers STA-9090 and structurally related analogs, pharmaceutical compositions, and methods for treating cancer. Additionally, we have multiple U.S. and corresponding foreign patent applications directed to additional Hsp90 inhibitors.

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

        We have pending U.S. patent applications covering compositions-of-matter, methods of treatment and other aspects of our programs for additional IL-12/23 inhibitors, STA-9584 and CRACM ion channel inhibitors. The patent term of our U.S. patents may potentially be extended under applicable law or regulations, such as the Patent Term Restoration Act. Counterpart filings to these patents and patent applications have been made in a number of other jurisdictions, including Europe and Japan.

        We have also in-licensed various technologies to complement our ongoing clinical and research programs. These licenses generally extend for the term of the related patent and contain customary royalty, termination, and other provisions. We have a license agreement with Beth Israel Deaconess Medical Center that provides us with the exclusive commercial right to certain patent filings made by Beth Israel in the field of ion channels. We do not believe that this license agreement is currently material to our business. We also have a non-exclusive license to a U.S. patent assigned to Columbia University that could potentially cover a possible aspect of the elesclomol mechanism. This license is not royalty bearing unless we include specific mechanism language on the label of any approved product, in which case a nominal royalty would be owed.

Government Regulation and Product Approval

        Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States.

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

  •
  FDA review and approval of the NDA.

        Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, specifically places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time in the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with Good Clinical Practice regulations, which ensures, among other things, that each research subject provides informed consent. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Each new clinical protocol must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.

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

        During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points are prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If a Phase 2 clinical trial is the subject of discussion at an end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA unless public health concerns unrecognized at the time of protocol assessment are evident, and may not be changed except under a few specific circumstances.

        On occasion, the FDA may suggest or the sponsor of a clinical trial may decide to use an independent data monitoring committee, or DMC, to provide advice regarding the continuing safety of trial subjects and the continuing validity and scientific merit of a trial. In 2006, the FDA published a final Guidance for Clinical Trial Sponsors on the Establishment and Operations of Clinical Trial Data Monitoring Committees in which it describes the types of situations in which the use of a DMC is appropriate and suggests how a DMC should be established and operate. DMCs evaluate data that may not be available to the sponsor during the course of the study to perform interim monitoring of clinical trials for safety and/or effectiveness and consider the impact of external information on the trial. They often make recommendations to the sponsor regarding the future conduct of the trial.

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

        The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, results of chemical studies and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

        Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory authorities typically takes at least several years and the actual time required may vary substantially, based upon, among other things, the indication and the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly requirements upon us. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial application of the product. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any drug candidate could substantially harm our business and cause our stock price to drop significantly. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

  Expedited Review and Approval

        The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, we cannot be sure that the FDA will not later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Drugs that receive an accelerated approval may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

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

Reimbursement

        Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate any policies for public or private payors, it is not clear what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

        We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, Congress is currently considering passing legislation that would lift the ban on federal negotiations. In addition, Congress has been considering much broader regulation of healthcare and the House and Senate have passed different versions of bills for healthcare reform. While we cannot predict whether those bills will be reconciled or whether another version of healthcare reform legislation will be enacted into law, passage of such a law or the adoption of other legislative of regulatory proposals could have a material adverse effect on our business, financial condition and profitability.

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

Employees

        As of December 31, 2009, we had 127 full time employees, including a total of 76 employees who hold M.D. or Ph.D. degrees. 94 of our employees are primarily engaged in research and development activities, and 33 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        Our principal executive offices are located at 45 Hartwell Avenue, Lexington, Massachusetts 02421, and our telephone number is (781) 274-8200. Our website address is www.syntapharma.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our trademarks include Synta Pharmaceuticals, our corporate logo, SYMMETRY and the SYMMETRY logo. Other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission

Item 1A.    RISK FACTORS

If any of the following risks occurs, our business, business prospects, financial condition, results of operations, or cash flows could be materially harmed.

 Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never reach profitability.

        Since inception we have incurred significant operating losses and, as of December 31, 2009, we had an accumulated deficit of $313.6 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing and contemplated Phase 1, Phase 1/2 and Phase 2 clinical trials of STA-9090 in solid tumors and hematologic cancers and initiate additional clinical trials of STA-9090, if supported by the preclinical data or earlier clinical trial results;

  •
  complete preclinical development of an additional heat shock protein 90, or Hsp90 inhibitor, and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  continue to collect and evaluate the overall survival, or OS, data from the suspended Phase 3 SYMMETRY trial of elesclomol and initiate one or more additional clinical trials of elesclomol;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by positive preclinical data;

  •
  advance our calcium release activated calcium modulator, or CRACM inhibitor program into clinical trials, if supported by positive preclinical data, to the extent that these activities are not funded by Hoffman-LaRoche, or Roche under the Collaboration and License Agreement we entered into in December 2008, as amended in February 2010, or collectively the Roche Agreement;

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

        Although we have raised substantial funding to date, we will require additional funding in order to complete clinical development and commercialize our current drug candidates and to conduct the research and development and clinical and regulatory activities necessary to bring any future drug candidates to market. Our future funding requirements will depend on many factors that are currently unknown to us, including:

  •
  the progress and results of our ongoing Phase 1, Phase 1/2 and Phase 2 clinical trials of STA-9090, any additional Phase 1 or Phase 2 clinical trials of STA-9090 we may initiate and any later stage clinical trials we may initiate in the future based on the results of the earlier stage clinical trials;

  •
  the progress and results of additional clinical trials of elesclomol that we expect to initiate;

  •
  the results of our preclinical studies of STA-9584, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

        Based on our current operating plans, we expect our existing funds, and the $26.7 million of net proceeds from the sale of common stock in January 2010, together with expected research and development reimbursements and $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements under the Roche Agreement, will be sufficient to fund operations into 2012. While we believe that the research and development reimbursements and milestone payments from Roche will be received as forecasted, we have contingency plans in place should the receipt of payments be delayed or not achieved at all or if clinical progress in our various programs does not progress as expected. These contingency plans focus on the reduction of spending on less critical research and development activities.

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

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Our success is largely dependent on the success of STA-9090 and our other current clinical and preclinical-stage drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of our drug candidates: STA-9090, elesclomol, STA-9584 and our preclinical-stage CRACM inhibitor. The future success of our drug candidates will depend on several factors, including the following:

  •
  our ability to provide acceptable evidence of their safety and efficacy;

  •
  receipt of marketing approval from the U.S. Food and Drug Administration, or FDA, and any similar foreign regulatory authorities;

  •
  obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers or establishing commercial-scale manufacturing capabilities;

  •
  in the case of elesclomol, the results of our further review of the additional OS data from the SYMMETRY trial, as well as a further understanding of the role of lactate dehydrogenase, or LDH, levels and other potential markers of treatment outcome, and the outcome of any new clinical trials of elesclomol that we may initiate;

  •
  in the case of our preclinical-stage CRACM inhibitor, retaining the financial support and other resources provided to us under the Roche Agreement;

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

If we do not obtain the required regulatory approvals, we will be unable to market and sell our drug candidates.

        Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

        We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. In connection with the clinical trials of our drug candidates, we face risks that:

  •
  the drug candidate may not prove to be efficacious;

  •
  the dosing of the drug candidate in a particular clinical trial may not be optimal;

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

In future clinical studies with elesclomol, we intend to use a new formulation. We have limited prior clinical experience with this formulation and cannot ensure that no new toxicities will be observed.

        Although the FDA has given us permission to resume clinical development of elesclomol in a specific protocol, we intend to use a different formulation of elesclomol than we used in our completed elesclomol clinical trials and in the SYMMETRY trial. The prior formulation utilized the free acid form of elesclomol, which needed to be dissolved in an organic solvent prior to administration. The types of combination therapies that were possible with the free acid formulation of elesclomol, and the amount of elesclomol that could be delivered safely in this formulation, were limited because of the additional toxicities caused by presence of the organic solvent. Accordingly, we do not plan to use the free acid form of elesclomol for future studies, or assuming that elesclomol is approved, for the commercial drug product. Instead, we have developed a water-soluble sodium salt form of elesclomol, or elesclomol sodium, that does not need to be dissolved in an organic solvent and therefore may be used more easily with other oncology products or potentially, as a stand alone agent without need for an organic solvent. Although we have established equivalent pharmacokinetics of the new formulation of elesclomol, we can provide no guarantees that the sodium salt formulation will be commercially suitable, that efficacy will be established or that new toxicities or other adverse effects will not be identified in the clinical trials that we conduct with this formulation.

If we are unable to successfully reformulate STA-9090, it may limit the commercial potential of this drug candidate, even if approved.

        The current formulation and administration procedures for STA-9090 may be inconvenient or unacceptable to certain patients due to the method of administration and frequency of dosing. These factors may lead to slower enrollment rates in our clinical trials and, if approved, may limit the commercial potential of STA-9090. In addition, to date, we have only produced STA-9090 drug product, or DP, on a relatively small scale. The current STA-9090 DP formulation may prove to be challenging to manufacture on a larger, commercial scale, which may add to the cost of manufacture or delay the approval of STA-9090. While we have identified a possible improved formulation of STA-9090 that we believe may broaden its commercial potential and decrease manufacturing risk, this new formulation has not yet been used in our clinical studies. If this formulation does not perform similarly compared with our current formulation of STA-9090, additional clinical studies may be required. Further, if this next generation formulation is not commercially acceptable and we are unable to develop a commercially acceptable formulation using our own know-how or technology, we may need to rely on third party proprietary formulation technology. Such third party formulation development may require significant time and expense. We cannot assure you that our efforts to reformulate STA-9090 will be successful. If we are unable to reformulate STA-9090, STA-9090 may have more limited potential target indications and market size.

While we believe that elesclomol's mechanism of action may have applicability to a broad range of solid tumor cancers, most of our clinical trials of elesclomol to date have shown negative or inconclusive results and there can be no assurances that future clinical trials of elesclomol will yield positive results.

        Based on our understanding of the mechanism of action and the preclinical activity we have seen with elesclomol, we believe that elesclomol may have applicability to a broad range of cancers. However, other than our Phase 2b clinical trial in metastatic melanoma, the results of our clinical trials of elesclomol have been negative or inconclusive. We have completed Phase 2 clinical trials of elesclomol in sarcoma and non-small cell lung cancer. The results of the soft tissue sarcoma clinical trial did not definitively establish evidence of clinical activity. In the non-small cell lung cancer clinical trial, no improvement was observed in time-to-progression between combination treatment with elesclomol and a standard first-line combination therapy. In February 2009, we announced that we were suspending the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma. In subsequent analyses, although we identified a population of patients (those who did not have elevated levels of LDH) for which the primary endpoint of progression-free survival, or PFS, was achieved and the safety profile was acceptable, the SYMMETRY trial did not achieve the primary endpoint of the study and therefore will not support approval of elesclomol in metastatic melanoma. Although we have been analyzing data from these trials to assess the future development of elesclomol in melanoma and other cancer types and the FDA has given us approval to resume clinical development of elesclomol in a specific protocol that excludes patients with elevated LDH, there can be no assurances that we will continue the development of elesclomol in these indications, or that elesclomol will prove effective in and be approved for treating these or other forms of cancer.

Because our drug candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

        We have no drug candidates that have received regulatory approval for commercial sale. We do not expect to have any commercial products on the market in the foreseeable future, if at all. We are exploring human diseases at the cellular level and attempting to develop drug candidates that intervene with cellular processes. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a drug candidate may not be replicated in later and larger clinical trials. For example, although preclinical data and Phase 2a clinical trial results suggested that apilimod had activity in psoriasis and Crohn's disease, our Phase 2b clinical trials of apilimod in those indications did not demonstrate meaningful clinical benefit. We have also failed to observe clinical benefit in the preliminary data we have reviewed from the Phase 2a trial of apilimod for RA. In addition, although our Phase 2b clinical trial of elesclomol for the treatment of metastatic melanoma achieved the primary endpoint of increasing PFS, the SYMMETRY trial did not achieve the primary endpoint of PFS and therefore will not support approval of elesclomol in metastatic melanoma. Accordingly, the results from preclinical studies and the completed and ongoing clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage clinical trials.

If clinical trials for our drug candidates are prolonged, delayed or suspended, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. For example, in February 2009, we announced that we were suspending our Phase 3 SYMMETRY trial of elesclomol for the treatment of metastatic melanoma as well as all other ongoing studies of elesclomol. This decision to suspend the clinical development of elesclomol was based on the results of an interim analysis by the independent data monitoring committee, or DMC, of the SYMMETRY trial data. The DMC noted that while the primary endpoint of PFS showed a trend that favored the elesclomol plus paclitaxel, or ELPAC, arm of the study, early analysis of the secondary endpoint of overall survival, or OS, favored the control arm. Subsequently, elesclomol was formally put on clinical hold by the FDA at our request. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate, including our other clinical drug candidates, STA-9090 and apilimod, and our preclinical drug candidates, including STA-9584 and our preclinical CRACM inhibitor:

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

  •
  lower or slower than anticipated enrollment and retention rate of subjects in clinical trials;

  •
  negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical trials (for example, due to patient-to-patient pharmacokinetic variability);

  •
  serious and unexpected drug-related side effects experienced by patients in clinical trials;

  •
  in the case of our CRACM inhibitor program, Roche's continued financial support and fulfillment of its performance obligations under the Roche Agreement; or

  •
  failure of our third-party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us.

        Commercialization of our drug candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any foreign regulatory authority or the requirement of additional supportive studies by the FDA or any foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our drug candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

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

        The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing our drug candidates outside the United States vary greatly from country to country and may require additional testing. We expect that our future clinical development of our drug candidates will involve a number of clinical trials in foreign jurisdictions, particularly in Europe. We have no experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our drug candidates and may have a material adverse effect on our results of operations and financial condition.

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

If side effects or toxicities increase or are identified during the time our drug candidates are in development or after they are approved and on the market, we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

        We have observed significant toxicities in preclinical animal studies of our clinical drug candidate, STA-9090. Although in clinical trials to date, we have not observed the serious liver and other toxicities observed with first generation Hsp90 inhibitors, if these toxicities occur at or below a clinical dose of STA-9090 required to show efficacy, we may not be able to demonstrate that the drug is safe and effective. In our completed Phase 2b clinical trial of elesclomol for metastatic melanoma, there were four patients with possible or probable drug-related serious adverse events related to treatment with elesclomol. In addition, in February 2009, we announced that we were suspending our Phase 3 SYMMETRY trial of elesclomol for the treatment of metastatic melanoma as well as all other ongoing studies of elesclomol. This decision to suspend the clinical development of elesclomol was based on the results of an analysis by the DMC of the SYMMETRY trial data. The DMC noted that while the primary endpoint of PFS showed a trend that favored the ELPAC arm of the study; early analysis of the secondary endpoint of OS favored the control arm. In an updated analysis presented at the Perspectives in Melanoma XIII Conference in October 2009, we showed that baseline LDH levels were a predictive marker of treatment outcome in melanoma patients treated in the SYMMETRY study. In patients with normal LDH levels, treatment with ELPAC showed improved PFS and neutral effect on OS, while in patients with elevated LDH levels, treatment with ELPAC showed no effect on PFS and a negative impact on OS.

        Even if we are successful in obtaining regulatory approval for one or more of our drug candidates, as the drug is used in a larger patient population, if the incidence of side effects or toxicities increases or if other effects are identified:

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

        In December 2008, we entered into the Roche Agreement for the discovery, development and commercialization of our small molecule drugs targeting CRACM ion channels expressed on immune cells. We do not have a prior history of working together with Roche and cannot predict the success of this collaboration. The agreement involves a complex allocation of responsibilities, costs and benefits and provides for milestone payments to us upon the achievement of specified achievements, positive clinical and regulatory outcomes and sales milestones.

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

        The Roche Agreement provides for certain termination provisions, under which Roche is obligated to fund a minimum level of committed research support. Loss of Roche as a collaborator in the development or commercialization of a CRACM inhibitor, any dispute over the terms of, or decisions regarding the agreement, or any other adverse developments in our relationship with Roche could result in our inability to develop and/or commercialize a CRACM inhibitor and could materially harm our business and could accelerate our need for additional capital. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

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

        We do not currently operate manufacturing facilities or testing facilities for clinical or commercial production of elesclomol or STA-9090, or any of our preclinical drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on third-party manufacturers to manufacture, test, release, supply, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

        Our drug candidates require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with current cGMP and other applicable U.S. and foreign government regulations and standards. We periodically audit our contract manufacturing organizations for supply of all clinical drug materials and have put quality agreements in place that we believe are appropriate for our materials. However, we do not have direct control over third party manufacturers' compliance with these regulations and standards and therefore, cannot provide assurance regarding such compliance.

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

We contract with single manufacturers for the production of elesclomol and STA-9090 API and DP for clinical trials and the failure of these manufacturers to supply sufficient quantities of material on a timely basis could have a material adverse effect on our business.

        We use single manufacturers for the supply of elesclomol and STA-9090: in each case, one for the synthesis of API and another for production of DP. The manufacturing processes for STA-9090 API and DP are conventional and fully-scalable. We believe that the various steps of these processes can be accomplished by many possible third-party CMOs. We currently use a single CMO in the preparation of the STA-9090 API but we have a backup CMO that has previously manufactured STA-9090 API on our behalf. We currently use a single CMO for manufacturing STA-9090 DP that has specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements we have entered into to date with these CMOs are sufficient for our current requirements.

        The manufacturing process for elesclomol API is conventional and fully-scalable. We believe that the various steps of this process can be accomplished by many possible third-party CMOs. We currently use a single CMO in the preparation of the elesclomol API but we have a backup CMO that has previously manufactured elesclomol API on our behalf. The elesclomol sodium DP is lyophilized and manufactured under aseptic conditions. We believe that the process for manufacturing the elesclomol sodium DP is routine and can be performed by various different CMOs. We have entered into a contract with a CMO with specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements to produce the elesclomol sodium drug product that we have entered into to date would be sufficient for our anticipated requirements.

        If any of these CMOs failed to perform under their contracts, we believe that we could readily transfer the manufacturing methods to other CMOs. However, there may be a significant time delay before we could secure the necessary materials and such a delay could have an adverse effect on our ability to conduct our clinical trials. In addition, we have not entered into any agreement with our CMOs for the supply of STA-9090 or elesclomol on a commercial scale. There can be no assurance that we will be able to enter into such an agreement on favorable terms, if at all.

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

        Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. In September 2009, our collaboration with GlaxoSmithKline for the development and commercialization of elesclomol terminated. As a result, we are currently fully responsible for the costs of elesclomol development. We also fully own all rights to our STA-9090 program and therefore, remain responsible for all associated costs. Although we have established a collaboration with Roche relating to the discovery, development, manufacturing and commercialization of CRACM inhibitors, our strategy also includes potentially selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our other drug candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenue.

        We do not currently have an organization for the sales, marketing, and distribution of pharmaceutical products. In order to commercialize and market any of our products that may be approved by the FDA, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and we may not become profitable.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our drug candidates or any future products, others could compete against us more directly, which would harm our business.

        Our success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities, as appropriate, to develop and maintain our proprietary position.

        As of March 11, 2010, our patent portfolio had a total of 710 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of elesclomol and apilimod. We own or have exclusively licensed a total of 35 issued U.S. patents and 96 U.S. patent applications, as well as 579 foreign counterparts to these patents and patent applications.

        With respect to our Hsp90 inhibitor program, we have two issued U.S. patents, one allowed U.S. patent application and numerous foreign counterpart applications. Any U.S. or foreign patent that issued covering STA-9090 would expire no earlier than 2025. Our Hsp90 inhibitor patent portfolio covers STA-9090 and structurally related analogs, pharmaceutical compositions, and methods for treating cancer. Additionally, we have multiple U.S. and corresponding foreign patent applications directed to additional Hsp90 inhibitors.

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

        We have pending U.S. patent applications covering compositions-of-matter, methods of treatment and other aspects of our programs for additional Hsp90 inhibitors, additional IL-12/23 inhibitors, STA-9584 and our CRACM ion channel inhibitors. The patent term of our U.S. patents may potentially be extended under applicable law or regulations, such as the Patent Term Restoration Act. Counterpart filings to these patents and patent applications have been made in a number of other jurisdictions, including Europe and Japan.

        We have also in-licensed various technologies to complement our ongoing clinical and research programs. These licenses generally extend for the term of the related patent and contain customary royalty, termination, and other provisions. We have a license agreement with Beth Israel Deaconess Medical Center that provides us with the exclusive commercial right to certain patent filings made by Beth Israel in the field of ion channels. We do not believe that this license agreement is currently material to our business. We also have a non-exclusive license to a U.S. patent assigned to Columbia University that could potentially cover a possible aspect of the elesclomol mechanism. This license is not royalty bearing unless we include specific mechanism language on the label of any approved product, in which case a nominal royalty would be owed.

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

If the government and third-party payors fail to provide coverage and adequate reimbursement rates for our future products, if any, our revenue and prospects for profitability will be harmed.

        In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, commercial health insurers, and other managed care organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage and the amounts that they will pay for new drugs, and, as a result, they may not cover or provide adequate payment for our drugs. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

        U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing and profitability of prescription pharmaceuticals. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our drug candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

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

        In addition, Congress has been considering health care reform, and the House and Senate have passed different versions of bills for healthcare reform. If those bills are reconciled or if another version of healthcare reform is enacted into law, such a law might have a material adverse effect on our business.

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

        In particular, we believe that our products face the following sources of significant competition:

        STA-9090.    If approved, STA-9090 may compete against the currently approved therapies for the treatment of various cancer types and other cancer treatments currently under development. In particular, STA-9090 may compete with other agents that inhibit Hsp90, including Hsp90 inhibitors from Infinity Pharmaceuticals, BiogenIdec, Novartis/Vernalis, Pfizer, Kyowa Hakko, and Astex.

        Elesclomol.    If approved, elesclomol may compete with other anti-cancer agents whose mechanisms involve the induction of oxidative stress, including arsenic trioxide and hydroxyurea.

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

        CRACM Ion Channel Inhibitors.    If approved, CRACM inhibitors may compete with the currently approved therapies for the treatment of inflammatory diseases, and other anti-inflammatory treatments currently under development, including other CRACM inhibitors, oral inhibitors of other targets, and biologics approaches. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery, development and commercialization and utilize the resources available to us under the Roche Agreement to:

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

We are subject to federal and state laws prohibiting "kickbacks" and false or fraudulent claims, and state gift ban laws which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

        A federal law commonly known as the federal anti-kickback law, and several similar state laws, prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed.

        A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professional and health care organizations. Some state statutes, such as the one in Massachusetts, impose an outright ban on gifts to physicians. These laws are often referred to as "gift ban" or "aggregate spend" laws, and they carry substantial fines if they are violated. Similar legislation, known as the Physician Payments Sunshine Act, has been introduced in Congress each year for the past several years, but has not yet been enacted.

        In the event that we are found to have violated these laws or decide to settle a claim that we have done so, our business may be materially adversely affected as a result of any payments required to be made, restrictions on our future operations or actions required to be taken, damage to our business reputation or adverse publicity in connection with such a finding or settlement or other adverse effects relating thereto. Additionally, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

Risks Related to Employee Matters and Managing Growth

We may be unsuccessful in retaining certain key personnel.

        Following the suspension of the SYMMETRY trial, on March 13, 2009, we announced a workforce reduction of approximately 90 positions, to a total of approximately 130 positions. Accordingly, as a result of such reduction in force, we have been required to continue our ongoing development efforts with more limited resources. The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent on certain officers and employees, including Safi R. Bahcall, Ph.D., our President and Chief Executive Officer, and certain principal members of our executive and scientific teams. All of the agreements with these principal members of our executive and scientific teams provide that employment is at-will and may be terminated by the employee at any time and without notice. The loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market on February 6, 2007 through December 31, 2009, our stock price has fluctuated from a low of $1.20 to a high of $11.25. Furthermore, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  results of our current Phase 1, Phase 1/2 and Phase 2 clinical trials of STA-9090, and results from any other future clinical trials of STA-9090;

  •
  results of any clinical trials of elesclomol that we may initiate;

  •
  any future clinical trials of apilimod or a second-generation IL-12/23 inhibitor that we may initiate;

  •
  results of clinical trials conducted by others on drugs that would compete with our drug candidates;

  •
  failure or delays in advancing STA-9584 or our CRACM inhibitor program, or other drug candidates we may discover or acquire in the future, into clinical trials;

  •
  failure or discontinuation of any of our research programs;

  •
  developments relating to Roche, the Roche Agreement or any future collaborations we may enter into, including any disputes or disagreements between us and our collaborators relating to the agreements and the terms thereof;

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

        Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 43% of our outstanding common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        Our operations are based primarily in Lexington, Massachusetts, which is located approximately 10 miles west of Boston, Massachusetts. We currently lease a total of 76,580 square feet of office and laboratory space, including 61,580 square feet in Lexington and 15,000 square feet in the neighboring town of Bedford, Massachusetts. We lease the following properties:

Location	Approximate Square Feet	Use	Lease Expiration Date
45 Hartwell Avenue Lexington, Massachusetts	34,520	Office and Laboratory	November 2011
125 Hartwell Avenue Lexington, Massachusetts	27,060	Office and Laboratory	November 2011
45 - 47 Wiggins Avenue Bedford, Massachusetts	15,000	Office and Laboratory	October 2011

Item 3.    LEGAL PROCEEDINGS

        We are currently not a party to any material legal proceedings.

Item 4.    RESERVED

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

2008:	High	Low
First Quarter	$9.85	$5.91
Second Quarter	8.25	5.90
Third Quarter	10.30	5.48
Fourth Quarter	8.36	4.29

2009:	High	Low
First Quarter	$9.55	$1.20
Second Quarter	5.09	2.10
Third Quarter	3.34	2.11
Fourth Quarter	6.95	2.59

Stockholders

        As of March 5, 2010, there were approximately 94 stockholders of record of the 40,484,398 outstanding shares of our common stock.

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

Unregistered Sales of Securities

        None.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from February 6, 2007 (the first trading date following our initial public offering) to December 31, 2009 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on February 6, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON FEB. 06, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

	Fiscal Year Ending
Company/Index/Market	2/06/2007	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Synta Pharmaceuticals Corp.	$100.00	$90.87	$91.31	$72.61	$73.71	$89.00	$67.11	$83.83	$67.33	$23.54	$25.63	$34.10	$55.67
NASDAQ Biotechnology Index	$100.00	$95.06	$98.21	$104.53	$102.16	$95.54	$97.08	$102.29	$89.26	$83.54	$91.71	$102.73	$103.21
NASDAQ Composite Index	$100.00	$98.14	$105.66	$109.83	$108.02	$93.01	$93.74	$85.68	$64.78	$62.98	$75.79	$87.84	$94.14

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

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2009 and 2008, as well as consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)(2)	$125,701	$8,513	$743	$—	$—
Cost sharing reimbursements, net(1)(2)	18,544	(5,898)	—	—	—

Total revenues	144,245	2,615	743	—	—
Operating expenses:
Research and development	51,054	81,581	52,025	50,503	59,901
General and administrative	12,651	14,742	14,934	8,648	11,279
Restructuring	1,236	—	—	—	—

Total operating expenses	64,941	96,323	66,959	59,151	71,180

Income (loss) from operations	79,304	(93,708)	(66,216)	(59,151)	(71,180)
Interest and investment income, net	(216)	1,090	2,721	1,881	2,317

Net income (loss)	79,088	(92,618)	(63,495)	(57,270)	(68,863)
Convertible preferred stock dividends	—	—	—	1,859	—
Convertible preferred stock beneficial conversion feature	—	—	58,585	—	—

Net income (loss) attributable to common stockholders	$79,088	$(92,618)	$(122,080)	$(59,129)	$(68,863)

Net income (loss) attributable to common stockholders per share:
Basic	$2.33	$(2.75)	$(3.76)	$(2.66)	$(3.09)
Diluted	$2.32	$(2.75)	$(3.76)	$(2.66)	$(3.09)
Weighted-average common shares outstanding:
Basic	33,888	33,736	32,466	22,265	22,253
Diluted	34,119	33,736	32,466	22,265	22,253

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$44,155	$73,563	$115,577	$46,824	$62,057
Collaboration receivable(2)	—	16,000	—	—	—
Working capital	28,105	57,898	96,225	36,081	48,476
Total assets	48,910	97,253	122,649	54,789	71,210
Capital lease obligations, net of current portion	799	2,012	2,815	3,170	4,259
Deferred collaboration revenue, net of current portion(1)(2)	6,731	114,415	74,166	—	—
Convertible preferred stock	—	—	—	41,820	—
Common stock	3	3	3	2	2
Additional paid-in capital	338,491	333,862	324,946	234,807	239,029
Accumulated deficit	(313,583)	(392,671)	(300,053)	(236,558)	(179,288)
Total stockholders' equity (deficit)	24,911	(58,791)	24,896	(1,747)	52,477

(1)
In October 2007, we entered into the GSK Agreement with GSK for elesclomol which was terminated in September 2009, resulting in immediate recognition of amounts previously deferred. See Notes 2 and 9 in the accompanying consolidated financial statements.

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

Overview

        We are a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have three clinical-stage drug candidates and several drug candidates in the preclinical and discovery stages. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We retain all rights to our drug candidates and programs, with the exception of our preclinical-stage calcium release activated calcium modulator, or CRACM, program which is partnered with Hoffmann-La Roche, or Roche.

        We believe that our competitive advantages include the clinical and commercial potential of our drug candidates; the strength of our drug discovery platform; our ability to effectively manage large-scale clinical programs; our ability to enter into strategic partnerships with leading multinational pharmaceutical companies; and our network of research and clinical collaborations with leading investigators and institutions. We believe these competitive advantages provide us with multiple, sustainable-growth opportunities.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. Prior to our initial public offering, or IPO, in 2007, we funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock. In February 2007, we raised $50.0 million in gross proceeds from the sale of 5,000,000 shares of our common stock in our IPO at $10.00 per share, resulting in approximately $44.7 million in net offering proceeds. All outstanding shares of our Series A convertible preferred stock and accumulated dividends on the Series A convertible preferred stock were converted into shares of common stock upon the completion of the IPO. In January 2010, we raised $28.8 million in gross proceeds from the sale of 6,388,889 shares of our common stock in a public offering at $4.50 per share, resulting in approximately $26.7 million in net offering proceeds.

        In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates, which we refer to as the GSK Agreement. On June 10, 2009, following the suspension of our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The collaboration terminated on September 10, 2009. In December 2008, as amended in February 2010, we entered into a collaborative license agreement with Roche for our CRACM inhibitor program, or the Roche Agreement, which is currently in the lead optimization stage. As of December 31, 2009, we have received $158 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $12 million in research and development funding, which, together with the net cash proceeds from equity financings and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $439.5 million. We have also generated funds from government grants, equipment lease financings and investment income. Currently, we are actively engaged in partnership discussions for a number of our programs, which we expect will provide us with additional financial resources.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of December 31, 2009, we had an accumulated deficit of $313.6 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

STA-9090 (Hsp90 Inhibitor)

        STA-9090 is a potent, injectable small molecule Hsp90 inhibitor drug candidate, with a novel chemical structure that is distinct from 17-AAG (tanespimycin) and other first generation, ansamycin-derivative Hsp90 inhibitors, such as IPI-504 (retaspimycin). Many of the known oncogenic proteins that play major roles in pathogenesis of solid tumor and hematologic malignancies are client proteins of Hsp90. By inhibiting Hsp90, STA-9090 causes the degradation of multiple client proteins and the subsequent death of cancer cells dependent on these proteins. STA-9090 has shown potent anti-cancer activity in a broad range of solid and hematologic cancers both in vitro and in vivo, as well as substantially greater potency and improved safety relative to first generation Hsp90 inhibitors. In clinical trials, STA-9090 has shown promising signs of single-agent clinical activity and an acceptable safety profile, without the serious liver and other toxicities observed with the first generation Hsp90 inhibitors.

        STA-9090 potently inhibits Hsp90, a chaperone protein required for the proper folding and activation of other cellular proteins, particularly kinases. Many of these "client proteins" of Hsp90—such as AKT, BCR-ABL, BRAF, KIT, MET, EGFR, FLT3, HER2, PDGFRA, VEGFR—have been shown to be critical to cancer cell growth, proliferation, and survival and are the targets of clinically validated and approved cancer drugs such as Gleevec, Avastin, Herceptin, Sutent, Nexavar, Tarceva, and Erbitux. In preclinical studies, inhibiting Hsp90 causes the degradation of multiple client proteins and leads to cancer cell death. Because mutated kinases which no longer respond to treatment with kinase inhibitors remain dependent on Hsp90 for their activity, inhibiting Hsp90 offers the potential for treating cancers that have become resistant to targeted therapies such as kinase inhibitors. We believe that inhibiting kinases indirectly, by disrupting the chaperone activities of Hsp90, provides two advantages: first, a means to simultaneously attack multiple cancer-promoting kinases; and second, an ability to kill tumor cells with mutated kinases that have lost responsiveness to a direct kinase inhibitor.

  STA-9090 Preclinical Results

        Experiments conducted by us and by our collaborators at the Dana-Farber Cancer Institute, Brigham and Women's Hospital in Boston, University of Massachusetts Medical School in Worcester, The Ohio State University, University of Texas Health Center at San Antonio, and others have shown that STA-9090:

  •
  potently inhibits many critical oncogenic proteins including HIF1alpha, KIT, MET, HER2, EGFR, AKT, CDK4, BCR-ABL, BRAF, RAF1, and WT1;

  •
  shows an average of approximately 20 times greater potency than first generation Hsp90 inhibitors, such as 17-AAG, across a broad range of cancer cell lines tested, achieving, in certain cases, over 100 times greater potency;

  •
  is active against a broad range of in vivo models of cancer including breast, colon, gastric, lung, GIST, melanoma, osteosarcoma, prostate, acute myeloid leukemia, chronic myeloid leukemia, Burkitt's lymphoma, diffuse large B-cell lymphoma, and multiple myeloma

  •
  is active in models that are non-responsive or resistant to first-generation inhibitors, such as 17-AAG;

  •
  accumulates selectively in tumors, with a tumor half-life up to 20 times longer duration than the half-life in plasma or normal tissues such as lung or liver;

  •
  demonstrates synergy with several widely-used anti-cancer therapies including Taxol, Tarceva, and Avastin;

  •
  has activity in models of cancer that have become resistant to approved tyrosine kinase inhibitors such as Gleevec, Sutent, Tarceva, and Sprycel—including the BCR-ABL T315I mutation in leukemia; the EGFR T790M mutation in lung cancer; and the KIT V654A or D820A mutations in gastrointestinal stromal tumors; and

  •
  generated pronounced single-agent tumor responses in a canine clinical trial, including over 80% tumor shrinkage in dogs with certain rapidly progressing cancers.

        Many of these results were presented at recent scientific meetings including the April 2009 AACR meeting, the November 2009 AACR-NCI-EORTC meeting, the December 2009 ASH meeting, and the January 2010 IASLC Targeted Therapies for the Treatment of Lung Cancer meeting. We are actively continuing our collaborations with leading academic researchers, which we and the physicians we work with use to help guide our clinical trial choices. These choices include designing trials that enrich for those patients with disease characteristics most likely to respond to treatment with STA-9090.

  STA-9090 Ongoing Clinical Trials

        In November 2007 and January 2008, respectively, we initiated two Phase 1, open-label trials in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on twice- and once-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these trials are assessed for tumor response based on the Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. In March 2009, we initiated a Phase 1 open-label clinical trial of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. In September 2009, we initiated a Phase 1/2 trial in hematologic cancers with a once-a-week dosing schedule. In December 2009, we initiated Phase 2 trials of STA-9090 in NSCLC and GIST.

        In our Phase 1 solid tumor trials, we have escalated multiple dose level cohorts in each trial. To date, results have shown that STA-9090 is well tolerated, with the most common adverse events being mild to moderate fatigue and diarrhea, which have been manageable and reversible. In our once weekly Phase 1 trial, the MTD has been identified, with the dose limiting toxicities, or DLTs, being fatigue and diarrhea. To date, we have not seen organ specific DLTs such as liver or cardiac toxicities that have been seen with first generation Hsp90 programs.

        We have also demonstrated the increase of certain biomarker activity with increasing doses of STA-9090. In addition to the acceptable safety profile and encouraging signs of biological activity, we have seen patients with confirmed tumor responses as defined by RECIST criteria, patients with substantial tumor shrinkage not qualifying as confirmed RECIST responses, and a number of cases of patients with prolonged stable disease. These patients had previously progressed or failed to respond to treatment with numerous anti-cancer therapies including chemotherapy as well as targeted agents such as Gleevec, Avastin, Sutent, and Tarceva. These signs of activity occurred in patients with lung cancer, renal cancer, gastrointestinal stromal tumors, melanoma, colorectal cancer, and certain leukemia types.

        We expect that six to ten new trials for STA-9090 will be initiated in 2010, the majority of which will be investigator-sponsored. The specific choice of cancer indications and trial designs is being determined based on discussions with our clinical collaborators; further analysis of the results from our ongoing trials; the analysis of preclinical data generated by us and our collaborators; and the underlying science of the interaction between STA-9090 specifically, or Hsp90 inhibition more generally, with the proteins known to promote growth and proliferation in these cancer types.

Additional Hsp90 Inhibitors

        We are currently developing a new series of Hsp90 inhibitor compounds that may be orally administered and may be more suitable for long-term treatment settings such as adjuvant and maintenance therapy. We have also characterized follow-on, small molecule, injectable Hsp90 inhibitors that provide additional options for future development. These compounds are in the lead optimization stage

Elesclomol (Oxidative Stress Inducer)

        Elesclomol is a first-in-class, investigational drug candidate that triggers apoptosis in cancer cells by disrupting cancer cell mitochondrial metabolism.

        In preclinical models, elesclomol showed potent anti-cancer activity against a broad range of cancer cell types, as well as an ability to enhance the efficacy of certain chemotherapy agents with minimal additional toxicity. In September 2006, we reported that in a 21-center, double-blind, randomized, controlled Phase 2b clinical trial in 81 patients with metastatic melanoma, elesclomol in combination with paclitaxel, or ELPAC, met the primary endpoint—doubling the median time patients survived without their disease progressing—compared to paclitaxel alone. The final results of this trial were published in the on-line version of the Journal of Clinical Oncology, or JCO, in October 2009 and will appear in the print version of the JCO in early 2010.

        In November 2007, we announced the initiation of a Phase 3 clinical trial, the SYMMETRY trial, to evaluate treatment with ELPAC compared to paclitaxel alone in patients with metastatic melanoma. This trial was suspended in February 2009 based on an interim analysis that identified potential safety concerns. Preliminary results from this trial were presented at the American Society of Clinical Oncology meeting in May 2009 and Perspectives in Melanoma XIII Conference in October 2009. These results showed a differential response to treatment with elesclomol based on level of baseline LDH, an established prognostic biomarker in melanoma and a pre-specified stratification variable in the trial. The primary endpoint of improvement in progression-free survival was achieved in the normal LDH population, 68% of the 651 enrolled patients, with an acceptable safety profile. In the elevated LDH population, 32% of patients, no difference was observed between the two arms of the trial for the primary endpoint, and a negative impact was observed for the survival endpoint.

        Elesclomol was well-tolerated in the SYMMETRY trial and most observed adverse events were National Cancer Institute Common Toxicity Criteria, or NCI CTC, Grade 1 or 2. The most common Grade 3 or higher adverse events in the treatment arm (ELPAC) compared to the control arm (paclitaxel alone) were neutropenia (6.8% vs. 2.5%), fatigue (4% vs. 1.2%), anemia (2.2% vs. 1.8%), dyspnea (2.2% vs. 1.8%), alopecia (1.9% vs. 2.8%), peripheral neuropathy (1.9% vs. 1.2%), vomiting (1.9% vs. 1.5%), and infusion related reaction (1.9% vs. 2.2%).

        Results presented at the NCI-AACR-EORTC meeting in November 2009 demonstrated that elesclomol binds copper in plasma, facilitating its uptake into cells and enabling a transition between copper oxidation states inside the cell. Additional research by us and by our external collaborators has shown that this reaction disrupts the metabolic properties of cancer cell mitochondria and generates the oxidative stress that triggers programmed cell death. This ability of elesclomol to disrupt cancer cell mitochondria requires normal oxygen conditions. Under low oxygen conditions, often associated with elevated LDH levels, cancer cell metabolism shifts away from the mitochondria and elesclomol loses anti-cancer activity. These results, together with the results observed in the SYMMETRY trial, suggest that patients with elevated LDH should be excluded from future trials with elesclomol.

        In late February 2010, we obtained approval from the FDA to resume clinical development of elesclomol in a specific protocol that excludes patients with elevated LDH levels. We intend to initiate one or more clinical trials of elesclomol during the second half of 2010. We plan to use the next generation sodium salt formulation of elesclomol for all future clinical trials with elesclomol.

        In December 2009, we presented results at the American Society for Hematology showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients.

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

STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients. In animal models, STA-9584 has been shown to target both new and established tumor blood vessels, in contrast to the mechanism of action of angiogenesis inhibitors such as Avastin, which only prevent the formation of new tumor vasculature. STA-9584 has shown strong anti-tumor activity in a broad range of preclinical cancer models, including prostate, lung, breast, melanoma, and lymphoma. These models have shown that STA-9584 may kill tumor cells directly, in addition to disrupting established tumor blood vessels. This program is currently in preclinical development.

Our Inflammatory Disease Programs

        We have one clinical-stage program and one preclinical-stage program focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

Apilimod (IL-12 and IL-23 inhibitor)

        Apilimod (STA-5326) is a novel, orally administered, small molecule drug candidate we are developing for the treatment of autoimmune and other chronic inflammatory diseases. Apilimod appears to inhibit the production of the cytokines interleukin-12, or IL-12, and interleukin-23, or IL-23, and has the potential to down-regulate the inflammation pathways that underlie certain autoimmune and inflammatory diseases. We submitted the initial IND for apilimod in March 2003.

        We are currently reviewing preliminary results from a Phase 2a clinical trial of apilimod in patients with RA. Based on our review of the preliminary results, we do not expect to continue development of apilimod in this indication, with this formulation and route of administration. We believe the pharmaceutical properties of this first generation compound and formulation are not optimized for systemic, oral administration and are currently exploring the possibility of using apilimod in alternative formulations, which may deliver locally higher concentrations.

Additional IL-12/23 Inhibitors

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

CRACM Ion Channel Inhibitors

        We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including RA, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. In December 2008, we entered into a global partnership with Roche to further develop our CRACM inhibitors. In February 2010, we entered into an amendment of the underlying agreement with Roche. We currently have one compound in preclinical development and are targeting filing an IND application for this compound in late 2010 or early 2011.

        We also have additional CRACM inhibitors in lead optimization. Because there are a number of CRACM ion channel targets on immune cells, we believe that our next generation CRACM inhibitor compounds could potentially apply to different immune system diseases and address distinct therapeutic areas, such as RA, allergy, asthma, and transplant rejection.

  Roche CRACM Inhibitor Alliance

        In December 2008, as amended in February 2010, we entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of RA, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. Under the terms of the Roche Agreement, Roche funds research and development to be conducted by us, which includes discovery and certain early development activities for our novel CRACM inhibitors. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of the research period. For these licensed products, Roche is responsible for development and commercialization, while we retain certain co-development and co-promotion rights.

        The financial terms of the Roche Agreement include a $16 million non-refundable upfront license fee that we received in January 2009, which was recorded as a collaboration receivable as of December 31, 2008, and reimbursement by Roche of all of our research, preclinical development, and clinical development costs, based upon the research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. As of December 31, 2009, we have received approximately $12 million in research and development support under the Roche Agreement. In addition to the committed research support, and preclinical and clinical cost reimbursement, we are eligible to receive milestone payments and royalties for products developed as a result of this collaboration. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

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

        Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals and the expense of filing, prosecuting, defending or enforcing any patent claims or other intellectual property rights. In addition, we may obtain unexpected or unfavorable results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time. In 2010, we anticipate that our overall research and development expenses for personnel and external costs will decrease principally due to non-recurring costs incurred in 2009 in connection with our elesclomol program that was suspended in the first quarter of 2009, as well as a realignment of our resources to focus on advancing the CRACM research program to identify the second licensed compound thereby shifting preclinical and clinical development of the first licensed compound to Roche. However, we anticipate that these decreases will be offset in part due to the further clinical advancement of STA-9090 and the planned restart of clinical development in elesclomol in the second half of 2010.

        Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

        General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors' and officers' liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2010, we anticipate that our overall general and administrative expenses will remain at levels similar to the second half of 2009.

Restructuring

        On March 12, 2009, we committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. The approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services was fully paid in 2009. To conserve additional capital resources, we did not renew one of our office building leases that expired in August 2009 and consolidated our operations within our three other facilities. We did not incur an impairment charge in connection with the facility consolidation.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to contract research accruals, the recoverability of long-lived and deferred tax assets, measurement of stock-based compensation and the periods of performance under collaborative research and development agreements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

        We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, we consider whether we intend to sell the debt security and, if we do not intend to sell the debt security, we consider available evidence to assess whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2009 and 2008, we determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (deficit). The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method.

        During the years ended December 31, 2009 and 2008, we recorded no realized gains or losses on marketable securities.

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

        In the years ended December 31, 2009, 2008 and 2007, we recognized $121.1 million, $8.4 million and $0.7 million, respectively, of license and milestone revenue under the GSK Agreement. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which were recorded as license and milestone revenue as we have no further obligation for deliverables under the GSK Agreement.

        Reimbursements of development costs to us by GSK were recorded as cost sharing revenue in the period in which the related development costs were incurred. Reimbursements by us to GSK for costs GSK incurred under the development program were recorded as a reduction of cost sharing revenue in the period in which the costs were incurred by GSK. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by us in a reporting period may have resulted in negative revenue. We determined that we were acting as a principal under the GSK Agreement and, as such, recorded these amounts as collaboration revenue. In the years ended December 31, 2009, 2008 and 2007, we recognized, as a reduction to revenue, $4.1, $5.9 million and $0, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as we were solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses had been incurred, after which continuing development costs were to be shared by GSK with us responsible for a modest share of the costs. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

  Collaborative License Agreement with Roche

        In December 2008, as amended in February 2010, we and Roche entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The Roche Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain research and development costs, sales milestones and product royalty payments. The $16 million nonrefundable upfront license payment that we received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated 3.5 year performance period. In the years ended December 31, 2009 and 2008, we recognized $4.6 million and $0.1 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the year ended December 31, 2009, we recognized $11.9 million of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of December 31, 2009.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. In the years ended December 31, 2009, 2008 and 2007, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net income (loss) for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

        We continue to use the Black-Scholes option pricing model as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we have a limited history of stock activity, expected volatility for the period from April 1, 2009 through December 31, 2009 was based upon the weighted-average historical volatility data of our common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to us that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several similar guideline public biotechnology companies with similar stock compensation plans and terms. We will continue using our historical volatility and other similar public entity volatility information until our historical volatility alone is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006, we have used the simplified method for determining the expected lives of options.

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

        Our net income (loss) included compensation costs in the amount of $4.6 million, $7.6 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2009, the total amount of unrecognized stock-based compensation expense was $4.8 million, which will be recognized over a weighted average period of 1.8 years.

Consolidated Results of Operations

Years Ended December 31, 2009, 2008 and 2007

  Collaboration Revenue

	Years Ended December 31,			2009 / 2008 Comparison		2008 / 2007 Comparison
	2009	2008	2007	$	%	$	%
	(dollars in millions)
License and milestone revenue—GSK	$121.1	$8.4	$0.7	$112.7	1,342%	$7.7	1,100%
License and milestone revenue—Roche	4.6	0.1	—	4.5	4,500%	0.1	—%

	125.7	8.5	0.7	117.2	1,379%	7.8	1,114%
Cost sharing reimbursements, net—GSK	6.6	(5.9)	—	12.5	212%	(5.9)	—%
Cost sharing reimbursements, net—Roche	11.9	—	—	11.9	—%	—	—%

	18.5	(5.9)	—	24.4	414%	(5.9)	—%

Total collaboration revenue	$144.2	$2.6	$0.7	$141.6	5,446%	$1.9	271%

        Overview:    In October 2007, as amended in June 2008, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol and received an $80 million nonrefundable upfront payment from GSK in November 2007. We achieved a total of $50 million in nonrefundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. The $50 million in operational milestones included $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. In the year ended December 31, 2008, we began recognizing, as a reduction to revenue, net cost sharing reimbursements due to GSK for costs they incurred under the development program. On June 10, 2009, following the suspension of the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009. (See Notes 2 and 9 in the accompanying condensed consolidated financial statements.)

        In December 2008, as amended in February 2010, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels and received a $16 million nonrefundable upfront payment from Roche in January 2009. Reimbursements of research and development costs to us by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. (See Notes 2 and 10 in the accompanying condensed consolidated financial statements.)

  2009 as compared to 2008

        In the year ended December 31, 2009, license and milestone revenue increased by $117.2 million over the year ended December 31, 2008. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which were recorded as license and milestone revenue as we have no further obligation for deliverables under the GSK Agreement. Also, in 2009, we recognized a full year of license revenue in connection with the $16 million nonrefundable upfront payment we received from Roche in January 2009.

        In the year ended December 31, 2009, cost sharing reimbursements increased by $24.4 million over the year ended December 31, 2008. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue. Also, in 2009, we began performing research and development services under the Roche Agreement and accordingly, we recognized $11.9 million of cost sharing revenue.

  2008 as compared to 2007

        In the year ended December 31, 2008, license and milestone revenue increased by $7.8 million over the year ended December 31, 2008. In 2008, we recognized a full year of license revenue in connection with the $80 million nonrefundable upfront payment we received from GSK in November 2007. Also, in 2008, we entered into the Roche Agreement and recognized $0.1 million of license revenue in connection with the $16 million non-refundable upfront license payment we received from Roche in January 2009.

        In the year ended December 31, 2008, cost sharing reimbursements were a negative $5.9 million as we began recognizing, as a reduction to revenue, net cost sharing reimbursements due to GSK for costs they incurred under the development program.

  Research and Development Expense

	Years Ended December 31,			2009 / 2008 Comparison		2008 / 2007 Comparison
	2009	2008	2007	$	%	$	%
	(dollars in millions)
Clinical-stage drug candidates
Elesclomol	$19.7	$60.1	$32.0	$(40.4)	(67)%	$28.1	88%
STA-9090	14.7	6.3	7.0	8.4	133%	(0.7)	(10)%
Apilimod	0.5	0.4	1.3	0.1	25%	(0.9)	(69)%

Total clinical-stage drug candidates	34.9	66.8	40.3	(31.9)	(48)%	26.5	66%
CRACM	10.6	5.7	8.0	4.9	86%	(2.3)	(29)%
Other early stage programs	5.6	9.1	3.7	(3.5)	(38)%	5.4	146%

Total research and development	$51.1	$81.6	$52.0	$(30.5)	(37)%	$29.6	57%

  2009 as compared to 2008

        In the year ended December 31, 2009, costs incurred under our elesclomol program decreased by $40.4 million over the year ended December 31, 2008, including decreases of $12.3 million for personnel costs, related research supplies and operational overhead, $2.9 million for stock compensation, and $25.2 million for external costs. On February 26, 2009, we suspended the SYMMETRY trial, our global, pivotal Phase 3 clinical trial which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elesclomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction. The $2.9 million decrease in stock compensation was due in part to the workforce reduction in the first quarter of 2009 and in part to the non-recurring correction recognized in the first quarter of 2008. (See Note 2 in the accompanying condensed consolidated financial statements.) In 2010, we anticipate that the overall costs under our elesclomol program will decrease principally due to non-recurring costs incurred in 2009 resulting from the suspension of our elesclomol program in the first quarter of 2009, offset in part by the planned restart of clinical development in 2010, including the initiation of one or more clinical trials in the second half of the year.

        In the year ended December 31, 2009, costs incurred under our STA-9090 program increased by $8.4 million over the year ended December 31, 2008, including increases of $6.9 million for personnel costs, related research supplies, operational overhead and stock compensation, and $1.5 million for external costs. The increases in the overall program were principally due to the advancement of clinical development, the manufacture of supporting drug supply for all of the ongoing clinical trials, and the evaluation of additional cancer types in support of several new clinical trials that are planned to be initiated in 2010. In 2009, we initiated two Phase 1/2 trials in hematologic cancers, including a trial with a twice-a-week dosing schedule in March and a trial with a once-a-week dosing schedule in September. Also, in December 2009, we initiated two Phase 2 trials in NSCLC and GIST. In 2010, we anticipate that costs under our STA-9090 program will increase as we advance our six ongoing clinical trials and further expand our clinical program to include the planned initiation of six to ten new clinical trials in additional cancer types, with the majority being investigator-sponsored trials.

        In the year ended December 31, 2009, costs incurred under our apilimod program increased by $0.1 million over the year ended December 31, 2008, due to a $0.1 million increase for external costs.

        In the year ended December 31, 2009, costs incurred under our CRACM program increased by $4.9 million over the year ended December 31, 2008, including increases of $4.1 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.8 million for external costs. The increase in external costs was principally due to the advancement of the program towards preclinical development. In 2010, we anticipate that costs under the CRACM program will decrease as we realign our resources to focus on advancing the research program to identify the second licensed compound thereby shifting preclinical and clinical development of the first licensed compound to Roche.

        In addition, in the year ended December 31, 2009, costs incurred under our other early-stage programs decreased by $3.5 million over the year ended December 31, 2008, due to decreases of $3.1 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs.

  2008 as compared to 2007

        In the year ended December 31, 2008, costs incurred under our elesclomol program increased by $28.1 million over the year ended December 31, 2007, including a $5.7 million increase for personnel costs, related research supplies, operational overhead and stock compensation, and a $22.4 million increase for external costs. These increases were principally due to expenses incurred in connection with elesclomol for the treatment of metastatic melanoma, including the advancement of the SYMMETRY trial, which was initiated in the third quarter of 2007, and the conduct of registration manufacturing and other supporting activities required for a possible NDA filing in 2009. In addition, we advanced elesclomol sodium in support of the Phase 1/2 trial in combination with docetaxel in hormone refractory prostate cancer that was initiated in the fourth quarter of 2008 and in support of the single agent, dose escalation clinical study in solid tumors that was initiated in the first quarter of 2009, as well as conducted further evaluation of elesclomol in other cancer types.

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

        In addition, in the year ended December 31, 2008, costs incurred under our other early-stage programs increased by $5.4 million over the year ended December 31, 2007, due to increases of $4.9 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs.

  General and Administrative Expense

	Years Ended December 31,			2009 / 2008 Comparison		2008 / 2007 Comparison
	2009	2008	2007	$	%	$	%
	(dollars in millions)
General and administrative	$12.6	$14.7	$14.9	$(2.1)	(14)%	$(0.2)	(1)%

        2009 as compared to 2008.    The decrease in general and administrative expense principally resulted from decreases of $1.3 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009 and $0.8 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes. In 2010, we anticipate that our overall general and administrative expenses will remain at levels similar to the second half of 2009.

        2008 as compared to 2007.    The decrease in general and administrative expense principally resulted from an increase of $0.8 million for personnel costs and related overhead in connection with increased headcount and stock compensation, offset by a $1.0 million decrease in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, director and officer insurance premiums, investor and medical- community relations and commercial development, as well as in corporate taxes.

  Other (Expense) Income, net

	Years Ended December 31,			2009 / 2008 Comparison		2008 / 2007 Comparison
	2009	2008	2007	$	%	$	%
	(dollars in millions)
Interest and investment income	$0.1	$1.6	$3.3	$(1.5)	(94)%	$(1.7)	(52)%
Interest expense	(0.3)	(0.5)	(0.6)	0.2	40%	0.1	17%

Other (expense) income, net	$(0.2)	$1.1	$2.7	$(1.3)	(118)%	$(1.6)	(59)%

        The decreases in net interest income in each of the years ended December 31, 2009 and 2008, respectively, were principally due to declining interest rates and lower average cash balances.

Liquidity and Capital Resources

Sources of Funds

        We have incurred significant operating losses since our inception. We have funded our operations principally with $235.4 million in net proceeds from private placements of our common stock and Series A convertible preferred stock, $44.7 million in net proceeds from our IPO, and $158 million in nonrefundable partnership payments under the GSK Agreement and the Roche Agreement, including $96 million in upfront payments, $50 million in operational milestones and $12 million in research and development support, which, together with the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $439.5 million through December 31, 2009. We have also generated funds from government grants, equipment lease financings and investment income.

        As of December 31, 2009, we had $44.2 million in cash, cash equivalents and marketable securities, a decrease of $29.4 million from $73.6 million as of December 31, 2008. This decrease principally reflects $38 million year-to-date in partnership payments by GSK and Roche, offset by cash used in operations as discussed under "Cash Flows" below. The $38 million in partnership payments consists of $10 million by GSK for a nonrefundable operational milestone achieved in January 2009 for the development of elesclomol for the treatment of metastatic melanoma, and $28 million by Roche for the $16 million nonrefundable upfront payment and $12 million for research and development support in 2009.

        In January 2010, we raised $28.8 million in gross proceeds from the sale of 6,388,889 shares of our common stock in a public offering at $4.50 per share, resulting in approximately $26.7 million in net offering proceeds.

        In December 2008, as amended in February 2010, we entered into the Roche Agreement and received a nonrefundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Under the terms of the Roche Agreement, Roche will reimburse all of our research, preclinical development and clinical development costs based upon the research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. In addition to the committed research support, and preclinical and clinical cost reimbursement, we are eligible to receive milestone payments and royalties for products developed as a result of this collaboration. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. In addition, all commercial costs will be paid by Roche. We will receive tiered royalties on sales of all approved, marketed products.

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions)
Cash, cash equivalents and marketable securities	$44.2	$73.6	$115.6
Working capital	28.1	57.9	96.2
Cash flows (used in) provided by:
Operating activities	(26.8)	(37.9)	27.2
Investing activities	21.0	(23.7)	10.8
Financing activities	(2.1)	(1.9)	43.9
Capital expenditures (included in investing activities)	(0.5)	(2.2)	(2.4)

        Our operating activities used cash of $26.8 million and $37.9 million in the years ended December 31, 2009 and 2008, respectively. Our operating activities provided cash of $27.2 million in the year ended December 31, 2007, including the $80 million non-refundable upfront payment received under the GSK Agreement in November 2007, offset by $52.8 million in the use of cash in operations. The use of cash in all of these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        Our investing activities provided cash of $21.0 million in the year ended December 31, 2009, including maturities of marketable securities in our investment portfolio in the amount of $60.8 million, offset by the purchases of marketable securities in the amount of $39.3 million and purchases of property and equipment in the amount of $0.5 million. Our investing activities used cash of $23.7 million in the year ended December 31, 2008, including purchases of marketable securities in the amount of $21.5 million and purchases of property and equipment in the amount of $2.2 million. Our investing activities provided cash of $10.8 million in the year ended December 31, 2007, including maturities of marketable securities in our investment portfolio in the amount of $28.1 million, offset by the purchases of marketable securities in the amount of $15.0 million and purchases of property and equipment in the amount of $2.4 million.

        Our financing activities used cash of $2.1 million and $1.9 million in the years ended December 31, 2009 and 2008, respectively, and provided cash of $43.9 million in the year ended December 31, 2007. In February 2007, we raised net cash proceeds of $44.7 million from the sale of 5,000,000 shares of common stock in our IPO. We raised $0.9 million and $2.0 million in proceeds from the sale and lease-back of property and equipment in the years ended December 31, 2008 and 2007, respectively. We repaid $2.2 million, $2.8 million and $2.6 million in capital equipment leases in the years ended December 31, 2009, 2008 and 2007, respectively.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2009)	Total	2010	2011 through 2012	2013 through 2014	More than 5 years
Capital lease obligations(1)	$2.2	$1.4	$0.8	$—	$—
Operating lease obligations	3.6	1.9	1.7	—	—
Research and development contracts(2)	7.0	5.7	1.3	—	—
Purchase obligations	0.2	0.1	0.1	—	—

Total	$13.0	$9.1	$3.9	$—	$—

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

        Under various license agreements, substantially all of which are related to our early-stage discovery programs, we may be obligated to pay up to an aggregate of $1.5 million if specified development and commercialization milestones are met, as follows (in millions). These amounts are not included in the table of Contractual Obligations and Commitments above.

Milestone	Amount
Phase 1 clinical trials	$0.1
Phase 2 clinical trials	0.1
Phase 3 clinical trials	0.2
Completion of Phase 3 clinical trials	0.1
FDA new drug approval	0.8
European market approval	0.2

Total	$1.5

Funding Requirements

        We expect to continue to incur significant operating expenses in the foreseeable future as we:

  •
  complete the ongoing and contemplated Phase 1, Phase 1/2 and Phase 2 clinical trials of STA-9090 in solid tumors and hematologic cancers and initiate additional clinical trials of STA-9090, if supported by the preclinical data or earlier clinical trial results;

  •
  complete preclinical development of an additional Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  continue to collect and evaluate the overall survival, or OS, data from the suspended Phase 3 SYMMETRY trial of elesclomol and initiate additional clinical trials of elesclomol;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by positive preclinical data;

  •
  advance our CRACM inhibitor program into clinical trials, if supported by positive preclinical data , to the extent that these activities are not funded by Roche under the Roche Agreement;

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

        Our funding requirements will depend on a number of factors, including:

  •
  the progress and results of our ongoing Phase 1, Phase 1/2 and Phase 2 clinical trials of STA-9090, any additional Phase 1 or Phase 2 clinical trials of STA-9090 we may initiate and any later stage clinical trials we may initiate in the future based on the results of the earlier stage clinical trials;

  •
  the progress and results of additional clinical trials of elesclomol that we expect to initiate;

  •
  the results of our preclinical studies of STA-9584, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

Liquidity

        On February 26, 2009, we announced that we were suspending all clinical development of our lead drug candidate, elesclomol. On March 12, 2009, we committed to an immediate restructuring plan that consisted primarily of a workforce reduction of approximately 90 positions, to a total of approximately 130 positions to better align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, we paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. The approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services had been fully paid in 2009. To conserve additional capital resources, we did not renew one of our office building leases that expired in August 2009 and consolidated our operations within our three other facilities. We did not incur an impairment charge in connection with the facility consolidation.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are actively engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs—STA-9090, elesclomol, VDA, and apilimod—which could result in one or more new partnership agreements in 2010 that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating plans, we expect our existing funds, and the $26.7 million of net proceeds from the sale of common stock in January 2010, together with expected research and development reimbursements and $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements under the Roche Agreement, will be sufficient to fund operations into 2012.

        There are numerous factors that are likely to affect our spending levels, including the extent of clinical trials and other research and development activities for STA-9090, elesclomol, STA-9584, apilimod, and the CRACM program, the timing and amount of milestone payments and research and development reimbursements to be received from Roche, the rate of enrollment of patients in clinical trials, the progress of our discovery research and preclinical programs, the impact of potential business development activities and future direction of the elesclomol program, among other factors. These variables could result in higher or lower spending levels which could impact the sufficiency of our current funds if we are to continue operations in accordance with our current plans and achieve our intended timelines for development.

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

        To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, the credit markets and the financial services industry have recently been experiencing a period of unprecedented turmoil and upheaval that have made equity and debt financing more difficult to obtain. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Tax Loss Carryforwards

        In 2005 and in 2007, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced a change in ownership, as defined by Section 382, in connection with the acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2009 we have net operating loss carryforwards for U.S. federal tax purposes of approximately $251.0 million, after taking into consideration net operating losses expected to expire unused as a result of this limitation, and the remainder will expire in varying amounts through 2029 unless utilized. In addition, as of December 31, 2009, we have state net operating loss carryforwards of approximately $189.9 million, which will expire through 2013 unless utilized. The utilization of these net operating loss carryforwards may be further limited as we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

Recent Accounting Pronouncements

        Refer to Note 2, "Summary of Significant Accounting Polices," in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Certain Factors That May Affect Future Results of Operations

        The Securities and Exchange Commission encourages companies to disclose forward- looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

        In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward- looking statements attributable to Synta or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2009, we had cash, cash equivalents and marketable securities of $44.2 million. Our cash is deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as invested in high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV's, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceuticals Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synta Pharmaceuticals Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Synta Pharmaceuticals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synta Pharmaceuticals Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, statements of stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 11, 2010
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

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 17, 2010.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Management—Committees of the Board of Directors and Meetings," "Management—Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 17, 2010.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 17, 2010.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management—The Board of Directors" and "Management—Director Independence" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 17, 2010.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the proposal captioned "Independent Public Accountants" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 17, 2010.

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
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant.		S-1/A (Exhibit 3.2)	1/23/07	333-138894
3.2	Restated Bylaws of the Registrant.		S-1/A (Exhibit 3.4)	1/23/07	333-138894
4.1	Form of Common Stock Certificate.		S-1/A (Exhibit 4.1)	2/5/07	333-138894
4.2.1	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.1)	12/1/06	333-138894
4.2.2	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.2)	12/1/06	333-138894
4.2.3	Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.3)	2/5/07	333-138894
Lease Agreements
10.1
	Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006.		S-1/A (Exhibit 10.5)	12/1/06	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.2	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		10-Q (Exhibit 10.1)	8/7/08	001-33277
10.3
	Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between Fuji ImmunoPharmaceuticals Corp. and 125 Hartwell Trust, as amended by First Amendment dated January 31, 1993, Second Amendment dated October 1, 1997, Third Amendment dated November 1, 2002, Assignment and Assumption of Lease and Consent of Release by Landlord and Fourth Amendment of Lease, dated July 9, 2004, Fifth Amendment, dated October 22, 2004 and Sixth Amendment, dated August 1, 2005.		S-1/A (Exhibit 10.6)	12/1/06	333-138894
10.4	Seventh Amendment, dated November 26, 2007, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust.		10-K (Exhibit 10.6.1)	3/20/08	001-33277
10.5	Eighth Amendment, dated June 19, 2008, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust.		10-Q (Exhibit 10.2)	8/7/08	001-33277
10.6	Ninth Amendment, dated May 19, 2009, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust.		10-Q (Exhibit 10.1)	8/4/09	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.7	Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord's Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005.		S-1/A (Exhibit 10.8)	12/1/06	333-138894
10.8	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		S-1/A (Exhibit 10.27)	1/4/07	333-138894
10.9
	Master Lease Agreement, dated November 10, 2004, by and between the Registrant and General Electric Capital Corporation, as amended by Letter Agreement, dated June 24, 2005, and as extended by Letter Agreement, dated November 29, 2006.		S-1/A (Exhibit 10.9)	1/4/07	333-138894
10.10	Extension, dated as of June 29, 2007, of Master Lease Agreement, dated November 10, 2004, by and between the Registrant and General Electric Capital Corporation, as amended.		10-K (Exhibit 10.9.1)	3/20/08	001-33277
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.11	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277
†10.12	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
†10.13	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-K/A (Exhibit 10.27)	11/10/09	001-33277
Equity Compensation Plans
*10.14	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894
*10.15	Amended and Restated 2006 Stock Plan.		S-8 (Exhibit 99.1)	8/6/08	333-152824
*10.16	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894
*10.17	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894
*10.18	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894
*10.19	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894
*10.20	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894
Agreements with Executive Officers and Directors
*10.21	Amended and Restated Director Compensation Policy, effective June 10, 2009.		10-Q (Exhibit 10.2)	8/4/09	001-33277
*10.22	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277
*10.23	Letter Agreement, dated April 18, 2005, by and between the Registrant and Safi R. Bahcall, Ph.D.		S-1/A (Exhibit 10.13)	12/1/06	333-138894
*10.24	Letter Agreement, dated October 12, 2002, by and between the Registrant and Dr. Keizo Koya.		S-1/A (Exhibit 10.14)	12/1/06	333-138894
*10.25	Letter Agreement, dated April 15, 2004, by and between the Registrant and Dr. Jeremy Chadwick.		S-1/A (Exhibit 10.16)	12/1/06	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.26	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich.		S-1/A (Exhibit 10.17)	12/1/06	333-138894
*10.27	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894
*10.28	Letter Agreement, dated July 9, 2008, by and between the Registrant and Michael P. Bailey.		10-Q (Exhibit 10.2)	11/13/08	001-33277
*10.29	Letter Agreement, dated December 9, 2008 by and between the Registrant and Vojo Vukovic.	X
*10.30	Form of Severance and Change in Control Agreement between the Registrant and each of Michael P. Bailey, Jeremy G. Chadwick, Keizo Koya, and Vojo Vukovic.	X
*10.31	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.	X
*10.32	Retention Award from the Registrant to Keith S. Ehrlich, dated April 14, 2009.		10-Q (Exhibit 10.3)	8/4/09	001-33277
*10.33	Agreement and Release, dated January 14, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.22)	12/1/06	333-138894
*10.34	Consulting Agreement, dated April 18, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.23)	12/1/06	333-138894
*10.35	Amendment to Consulting Agreement, dated March 23, 2007, by and between the Registrant and Lan Bo Chen, Ph.D.		10-K (Exhibit 10.19.1)	3/20/08	001-33277
*10.36	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894
*10.37	Summary of bonus arrangements applicable to the Registrant's Named Executive Officers.		10-K (Exhibit 10.23)	3/20/08	001-33277
21.1	List of Subsidiaries.		10-K (Exhibit 21.1)	3/28/07	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

*
Management contract, compensatory plan or arrangement.

†
Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.
Date: March 11, 2010	By:	/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2010
/s/ KEITH S. EHRLICH, C.P.A. Keith S. Ehrlich, C.P.A.	Vice President, Finance and Administration, Chief Financial Officer (principal accounting and financial officer)	March 11, 2010
/s/ KEITH R. GOLLUST Keith R. Gollust	Chairman of the Board	March 11, 2010
/s/ LAN BO CHEN, PH.D Lan Bo Chen, Ph.D	Director	March 11, 2010
/s/ BRUCE KOVNER Bruce Kovner	Director	March 11, 2010
/s/ WILLIAM S. REARDON, C.P.A. William S. Reardon, C.P.A.	Director	March 11, 2010
/s/ ROBERT N. WILSON Robert N. Wilson	Director	March 11, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2009, 2008, and 2007

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheets of Synta Pharmaceuticals Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, statements of stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synta Pharmaceuticals Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors
Synta Pharmaceuticals Corp.:

        We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows of Synta Pharmaceuticals Corp. (the Company) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Synta Pharmaceuticals Corp. for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ KPMG LLP

Boston, Massachusetts
March 19, 2008

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$44,155	$52,045
Marketable securities	—	21,518
Restricted cash	—	151
Collaboration receivable	—	16,000
Prepaid expenses and other current assets	419	1,507

Total current assets	44,574	91,221
Property and equipment, net	3,978	5,929
Deferred offering costs	207	—
Other assets	151	103

Total assets	$48,910	$97,253

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,957	$3,331
Accrued contract research costs	2,099	12,393
Other accrued liabilities	4,504	2,841
Capital lease obligations	1,262	2,170
Deferred collaboration revenue	4,647	12,588

Total current liabilities	16,469	33,323

Long-term liabilities:
Deferred collaboration revenue	6,731	114,415
Collaboration payable	—	6,294
Capital lease obligations	799	2,012

Total long-term liabilities	7,530	122,721

Total liabilities	23,999	156,044

Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at December 31, 2009 and 2008; 33,978,300 and 33,919,584 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Additional paid-in-capital	338,491	333,862
Accumulated other comprehensive income	—	15
Accumulated deficit	(313,583)	(392,671)

Total stockholders' equity (deficit)	24,911	(58,791)

Total liabilities and stockholders' equity (deficit)	$48,910	$97,253

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008	2007
Collaboration revenues:
License and milestone revenue	$125,701	$8,513	$743
Cost sharing reimbursements, net	18,544	(5,898)	—

Total collaboration revenues	144,245	2,615	743

Operating expenses:
Research and development	51,054	81,581	52,025
General and administrative	12,651	14,742	14,934
Restructuring	1,236	—	—

Total operating expenses	64,941	96,323	66,959

Income (loss) from operations	79,304	(93,708)	(66,216)
Other (expense) income:
Interest and investment income	96	1,579	3,257
Interest expense	(312)	(489)	(536)

Other (expense) income, net	(216)	1,090	2,721

Net income (loss)	79,088	(92,618)	(63,495)
Convertible preferred stock beneficial conversion feature	—	—	58,585

Net income (loss) attributable to common stockholders	$79,088	$(92,618)	$(122,080)

Net income (loss) attributable to common stockholders per share:
Basic	$2.33	$(2.75)	$(3.76)
Diluted	$2.32	$(2.75)	$(3.76)
Weighted-average common shares outstanding:
Basic	33,887,766	33,735,579	32,466,006
Diluted	34,118,846	33,735,579	32,466,006

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

(in thousands, except share amounts)

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity (deficit)	Comprehensive income (loss)
	Shares	Amount
Balance at December 31, 2006	22,564,062	$2	$234,807	$2	$(236,558)	$(1,747)	$(57,227)

Issuance of common shares in IPO, net	5,000,000	—	44,660	—	—	44,660
Conversion of convertible preferred stock	6,278,765	1	41,819	—	—	41,820
Issuance of restricted common shares	15,661	—	—	—	—	—
Repurchase of previously restricted common shares	(29,046)	—	(290)	—	—	(290)
Exercise of stock options	51,500	—	136	—	—	136
Forfeitures of restricted common shares	(5,000)	—	—	—	—	—
Issuance of common stock purchase obligation	—	—	(260)	—	—	(260)
Compensation expense related to stock options for services	—	—	5,924	—	—	5,924
Reclassification of vested stock options granted to non-employee consultants to liabilities	—	—	(1,850)	—	—	(1,850)
Unrealized losses on marketable securities	—	—	—	(2)	—	(2)	(2)
Net loss	—	—	—	—	(63,495)	(63,495)	(63,495)

Balance at December 31, 2007	33,875,942	3	324,946	—	(300,053)	24,896	(63,497)

Issuance of restricted common shares	45,242	—	—	—	—	—
Exercise of stock options	625	—	1	—	—	1
Forfeitures of restricted common shares	(2,225)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	7,572	—	—	7,065
Reclassification of vested stock options granted to non-employee consultants	—	—	1,343	—	—	1,850
Unrealized gain on marketable securities	—	—	—	15	—	15	15
Net loss	—	—	—	—	(92,618)	(92,618)	(92,618)

Balance at December 31, 2008	33,919,584	3	333,862	15	(392,671)	(58,791)	(92,603)

Issuance of restricted common shares	46,216	—	—	—	—	—
Exercise of stock options	25,000	—	50	—	—	50
Forfeitures of restricted common shares	(12,500)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	4,579	—	—	4,579
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)	(15)
Net income	—	—	—	—	79,088	79,088	79,088

Balance at December 31, 2009	33,978,300	$3	$338,491	$—	$(313,583)	$24,911	$79,073

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$79,088	$(92,618)	$(63,495)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,579	7,572	5,417
Depreciation and amortization	2,463	2,717	3,351
Changes in operating assets and liabilities:
Collaboration receivable	16,000	—	—
Restricted cash	151	(68)	457
Prepaid expenses and other current assets	1,088	(170)	(1,074)
Deferred offering costs	(207)	—	—
Other assets	(48)	(27)	56
Accounts payable	626	840	(144)
Accrued contract research costs	(10,294)	8,876	465
Other accrued liabilities	1,663	(2,841)	3,389
Deferred collaboration revenue	(115,625)	31,486	78,800
Collaboration payable	(6,294)	6,294	—

Net cash (used in) provided by operating activities	(26,810)	(37,939)	27,222

Cash flows from investing activities:
Purchases of marketable securities	(39,303)	(21,503)	(15,014)
Maturities of marketable securities	60,806	—	28,149
Purchases of property and equipment	(454)	(2,184)	(2,350)

Net cash provided by (used in) investing activities	21,049	(23,687)	10,785

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock options and warrants, net of transaction costs	50	1	44,796
Repurchase of restricted common stock	—	—	(290)
Proceeds from sale—leaseback of property and equipment	—	880	1,994
Payment of capital lease obligations	(2,179)	(2,787)	(2,617)

Net cash (used in) provided by financing activities	(2,129)	(1,906)	43,883

Net (decrease) increase in cash and cash equivalents	(7,890)	(63,532)	81,890
Cash and cash equivalents at beginning of period	52,045	115,577	33,687

Cash and cash equivalents at end of period	$44,155	$52,045	$115,577

Supplemental disclosure of noncash operating, investing and financing activities:
Collaboration receivable for upfront license payment	—	$16,000	—
Acquisition of equipment under capital leases	$58	$1,748	$2,338
Convertible preferred stock beneficial conversion charge	—	—	$58,585
Conversion of preferred stock	—	—	$41,820
Issuance of common stock purchase obligation	—	—	$260
Supplemental disclosure of cash flow information:
Cash paid for interest	$312	$489	$536

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

        The Company has incurred significant operating losses since its inception and, as a result, at December 31, 2009 had an accumulated deficit of $313.6 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, capital leases and non-refundable partnership payments under the agreements with GlaxoSmithKline (GSK) and Hoffman-La Roche (Roche), including upfront payments, operational milestones and research and development funding. At December 31, 2009, the Company had approximately $44.2 million in cash, cash equivalents and marketable securities. In January 2010, the Company raised approximately $26.7 million in net proceeds from the sale of 6,388,889 shares of its common stock in an underwritten public offering at $4.50 per share (see Note 16).

        Based on the Company's current operating plans, the Company expects its existing funds and the approximate $26.7 million in net proceeds from the public offering that were received in January 2010, together with committed research and development reimbursements under the Roche Agreement, will be sufficient to fund operations at least into the first quarter of 2011.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the periods of performance under the Company's collaborative research and development agreements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company's cash is deposited in a highly rated financial institution in the United States. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents, as well as a short-term U.S. Treasury money market fund. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities, as well as actual cash disbursements to fund operations. The primary objective of the Company's investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. Declines in interest rates, however, would reduce future investment income.

Marketable Securities

        Marketable securities at December 31, 2008 consisted of investments in high-grade corporate obligations that are guaranteed by the United States government, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets. The Company did not hold any investments classified as marketable securities at December 31, 2009.

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2009 and 2008, the Company determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (deficit). The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method.

        During the years ended December 31, 2009 and 2008, the Company recorded no realized gains or losses on marketable securities.

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

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs for salaries, benefits, facilities, research-related overhead and stock compensation, and external costs for payments to third party contract research organizations, investigative sites and consultants in connection with the Company's preclinical and clinical programs, costs associated with drug formulation and supply of drugs for clinical trials, and other external costs.

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $2.2 million, $1.9 million, and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

        The Company uses the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the Company's consolidated financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

        As of December 31, 2009, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

        The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Impairment of Long-Lived Assets

        The Company assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were impaired as of December 31, 2009 and 2008.

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

Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, as amended in June 2008, the Company and GSK entered into a global collaborative development, commercialization and license agreement (the GSK Agreement) for the joint development and commercialization of elesclomol. The GSK Agreement consisted of the following key funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. On June 10, 2009, following the suspension of the Company's global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, the Company received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The $80 million non-refundable upfront license payment the Company received from GSK in November 2007, together with the $260,000 fair value of an option to require GSK to purchase $25 million of the Company's common stock, was recognized ratably using the time-based model over the estimated performance period which had been defined as the 15-year period through the earliest expiration date of the related patents, which the Company had estimated to be the effective life of the GSK Agreement. The Company also recognized product development milestones and operational milestones as collaboration revenue using the time-based model over the same performance period. The Company recognized as revenue on the date the milestone was achieved the portion of the milestone payment equal to the applicable amount of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized on a straight-line basis over the remaining development period.

        The Company achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in January 2009 that was paid by GSK in March 2009. The $50 million in operational milestones included $45 million related to the development of elesclomol for the treatment of metastatic melanoma and $5 million related to the development of elesclomol in another cancer indication. In the years ended December 31, 2009, 2008 and 2007, the Company recognized $121.1 million, $8.4 million and $0.7 million, respectively, of license and milestone revenue under the GSK Agreement. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement, all of which were recorded as license and milestone revenue as the Company has no further obligation for deliverables under the GSK Agreement.

        Reimbursements of development costs to the Company by GSK were recorded as cost sharing revenue in the period in which the related development costs were incurred. Reimbursements by the Company to GSK for costs GSK incurred under the development program were recorded as a reduction of cost sharing revenue in the period in which the costs were incurred by GSK. Reimbursement of GSK's costs in an amount in excess of collaboration revenues otherwise recognized by the Company in a reporting period may have resulted in negative revenue. The Company determined that it was acting as a principal under the GSK Agreement and, as such, recorded these amounts as collaboration revenue. In the years ended December 31, 2009, 2008 and 2007, the Company recognized, as a reduction to revenue, $4.1, $5.9 million and $0, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement as the Company was solely responsible for funding 100% of the development costs of elesclomol for the treatment of metastatic melanoma until a specified limit of expenses had been incurred, after which continuing development costs were to be shared by GSK with the Company responsible for a modest share of the costs. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

Collaborative License Agreement with Roche

        In December 2008, as amended in February 2010, the Company and Roche entered into a collaborative license agreement (the Roche Agreement) to discover, develop, and commercialize

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

small-molecule drugs targeting CRACM channels. The Roche Agreement consists of the following key funding streams: an upfront license payment, product development milestones, reimbursements of certain research and development costs, sales milestones and product royalty payments.

        The $16 million non-refundable upfront license payment the Company received from Roche in January 2009 is being recognized ratably using the time-based model over the estimated 3.5 year performance period. In the years ended December 31, 2009 and 2008, the Company recognized $4.6 million and $0.1 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the years ended December 31, 2009 and 2008, the Company recognized $11.9 million and $0, respectively, of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of December 31, 2009.

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

Deferred Collaboration Revenue

        Consistent with the Company's policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company's revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At December 31, 2009, total deferred collaboration revenue was approximately $11.4 million, of which $4.6 million is current and will be recognized as revenue during the next 12 months.

Stock-Based Compensation

        The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through December 31, 2009 was based upon the weighted average historical volatility data of the Company's common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several guideline similar public biotechnology companies with similar stock compensation plans and terms. The Company will continue using its historical volatility and other similar public entity volatility information until its historical volatility alone is relevant to measure expected volatility for future option grants. The Company

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

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

        For the years ended December 31, 2009, 2008 and 2007, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2009	2008	2007
Risk-free interest rate	2.05%	3.21%	4.6%
Expected life in years	5.78 years	6.25 years	6.25 years
Volatility	95%	70%	75%
Expected dividend yield	—	—	—

        As part of its preparation of its quarterly financial statements for the three months ended March 31, 2008, the Company discovered that it had erroneously accounted for certain of its non-employee stock options during the last three quarters of 2007 as liabilities. Under this accounting it had reclassified approximately $1.9 million from additional-paid-in capital to liabilities in the second quarter of 2007 and subsequently during the year adjusted the fair value of the liability for changes in the market price of its common stock, resulting in a $553,000 credit to stock-based compensation expense for the year. The Company assessed the materiality of this error on its financial statements for the year ended December 31, 2007, using both the roll-over method and iron-curtain method. The Company concluded the effect of this error was not material to its financial statements for the year ended December 31, 2007 and, as such, these financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2008 would not have a material effect on its financial statements for the year ended December 31, 2008. Accordingly, the Company recorded a charge to stock-based compensation of $553,000 and a reclassification of approximately $1.9 million from liabilities to additional-paid-in-capital in the three months ended March 31, 2008 to correct this error.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The following table outlines the details of recognized and unrecognized expense for these stock-based compensation arrangements (in thousands):

	Stock compensation for the years ended December 31,
				Unrecognized stock compensation expense as of December 31, 2009
	2009	2008	2007
Employee stock options	$4,471	$5,279	$4,045	$4,605
Repriced employee stock options	—	169	139	—
Employee options issued below fair value	—	8	10	—
Non-employee stock options	17	588	(444)	—
Restricted stock	91	1,528	1,667	156

	$4,579	$7,572	$5,417	$4,761

        Stock-based compensation expense is allocated as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Research and development	$3,503	$5,779	$3,902
General and administrative	1,076	1,793	1,515

Total	$4,579	$7,572	$5,417

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represents the only difference between the Company's net income (loss) and comprehensive loss.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        For the years ended December 31, 2009 and 2008, comprehensive income (loss) was as follows:

	Years Ended December 31,
	2009	2008
Net income (loss)	$79,088	$(92,618)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(15)	15

Total comprehensive income (loss)	$79,073	$(92,603)

Segment Reporting

        Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Earnings (Loss) Per Common Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method.

        For the years ended December 31, 2009, 2008 and 2007, common stock options calculated on a weighted average basis with exercise prices greater than the average market prices of the Company's common stock for these periods are not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

        For the years ended December 31, 2008 and 2007, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation for basic and diluted net income (loss) per common share (in thousands, except per share information):

	Years Ended December 31,
	2009	2008	2007
Income (Numerator):
Net income (loss) for basic and diluted calculations	$79,088	$(92,618)	$(122,080)
Shares (Denominator):
Weighted-average shares for basic net income (loss) per share	33,888	33,736	32,466
Effect of dilutive securities	231	—	—
Weighted-average shares for diluted net income (loss) per share	34,119	33,736	32,466
Basic net income (loss) per common share	$2.33	$(2.75)	$(3.76)
Diluted net income (loss) per common share	$2.32	$(2.75)	$(3.76)
Outstanding securities not included in the computation of diluted net income (loss) per common share as their inclusion would be anti-dilutive:
Common stock options	3,899	4,691	3,844
Unvested restricted stock	46	173	158

	3,945	4,864	4,002

Recent Accounting Pronouncements

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

        In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales,

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash and cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2009 and 2008 is as follows:

	December 31, 2009
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents :
Cash and money market funds (Level 1)	$36,367	$—	$—	$36,367
U.S. sponsored entities due within 3 months of date of purchase (Level 2)	7,788	—	—	7,788

	$44,155	$—	$—	$44,155

	December 31, 2008
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents (Level 1):
Cash and money market funds	$52,045	—	—	$52,045
Marketable securities (Level 2):
Corporate debt securities:
Due within 1 year	8,490	9	—	8,499
U.S. sponsored entities:
Due within 1 year	13,013	6	—	13,019

Total marketable securities	21,503	15	—	21,518

Total cash, cash equivalents and marketable securities	$73,548	$15	$—	$73,563

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2009, all of the Company's financial assets that were subject to fair value measurements were valued based on an active market for identical assets and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund. The Company's financial assets valued based on Level 2 inputs consisted of high-grade commercial paper and government-agency bonds that are guaranteed by the U.S. government.

(5) Property and Equipment

        Property and equipment consist of the following at December 31:

	2009	2008
	(in thousands)
Laboratory equipment	$12,337	$12,093
Leasehold improvements	4,495	4,667
Computers and software	2,128	2,192
Furniture and fixtures	1,046	1,105

	20,006	20,057
Less accumulated depreciation and amortization	(16,028)	(14,128)

	$3,978	$5,929

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $2.5 million, $2.7 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The net book value and accumulated amortization of equipment under capital lease was $2.1 million and $8.9 million, respectively, at December 31, 2009, and $3.8 million and $7.4 million, respectively, at December 31, 2008.

(6) Stockholders' Equity

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

Public Offering

        In January 2010, the Company raised approximately $28.8 million in gross proceeds from the sale of an aggregate 6,388,889 shares of its common stock in a public offering at $4.50 per share, including 5,555,556 shares in the initial closing and 833,333 shares in a second closing for the full exercise of the over-allotment option granted to the underwriters. The net offering proceeds after deducting approximately $2.1 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing and listing and filing fees, and miscellaneous expenses were approximately $26.7 million. As of December 31, 2009, the Company had approximately $207,000 in deferred offering costs.

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

(7) Stock Plans

        The Company's 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 5,100,000 shares of common stock are currently reserved for issuance under the 2006 Stock Plan. The 2006 Stock Plan contains an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. In February 2010, the board of directors determined not to increase the number of shares reserved. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(7) Stock Plans (Continued)

The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options vest over one to four years.

        As of December 31, 2009, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 2,218,767 shares of its common stock and had no shares available for future issuance.

        As of December 31, 2009, under its 2006 Stock Plan, the Company had options outstanding to purchase 2,681,831 shares of its common stock, had outstanding 48,107 restricted shares of common stock and had available 2,301,133 shares available for future issuance.

        The following table summarizes stock option activity during the year ended December 31, 2009:

	Shares available for grant	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	1,564,847	4,691,246	$10.41
Options granted(1)	(1,153,545)	1,107,329	2.85
Options exercised	—	(25,000)	2.00
Options cancelled(1)	589,831	(872,977)	9.24
Additional shares reserved	1,300,000	—	—

Outstanding at December 31	2,301,133	4,900,598	$8.95	6.16	$2,645,538

Exercisable at December 31		3,192,587	$10.93	4.79	$309,691

(1)
Shares available for grant include stock options and awards of restricted stock.

        The aggregate intrinsic value of all options outstanding and exercisable represents the total pre-tax amount, net of the exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the closing stock price of $5.06 on December 31, 2009.

        The weighted-average grant date fair values of options granted during the years ended December 31, 2009, 2008 and 2007 were $1.98, $5.47 and $6.11, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $30,000, $4,000 and $366,000, respectively.

        As of December 31, 2009, the total amount of unrecognized stock-based compensation expense was $4.8 million, which will be recognized over a weighted average period of 1.76 years.

        Included in the Company's stock options outstanding at December 31, 2009 were 179,055 options issued to non-employee consultants with a weighted average exercise price of $8.02 of which all were vested. The compensation expense was recorded over the respective vesting periods and was subject to variable accounting treatment prior to vesting, whereby the Company remeasured the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(7) Stock Plans (Continued)

credit in each reporting period. Compensation expense related to these options was approximately $17,000, $588,000, including the $553,000 correction referred to in Note 2, and $(444,000) in the years ended December 31, 2009, 2008 and 2007, respectively.

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to officers and non-employee directors. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. The remaining unrecognized compensation expense on restricted stock at December 31, 2009 was $156,000. The weighted average period over which the balance is expected to be recognized is 0.9 years. Restricted shares issued to non-employee directors vest over the service period.

        The following table summarizes unvested restricted shares during the year ended December 31, 2009:

	2009
	Shares	Weighted average grant date fair value
Outstanding at January 1	172,620	$18.49
Granted	46,216	2.38
Vested	(158,229)	18.20
Cancelled	(12,500)	14.00

Outstanding at December 31	48,107	$5.14

(8) Other Accrued Liabilities

        Other accrued liabilities consist of the following at December 31:

	2009	2008
	(in thousands)
Compensation and benefits	$2,792	$759
Professional fees	1,229	1,311
Other	483	771

	$4,504	$2,841

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Collaborative Development, Commercialization and License Agreement with GSK

        In October 2007, as amended in June 2008, the Company and GSK entered into the GSK Agreement for the joint development and commercialization of elesclomol.

        On June 10, 2009, following the suspension of the SYMMETRY trial, the Company received written notice from GSK of their intent to terminate the GSK Agreement. The termination of the GSK Agreement was effective on September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to the Company. The Company may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol. The Company did not incur any termination costs or penalties as a result of the termination of the GSK Agreement.

        Pursuant to the GSK Agreement, the Company received a non-refundable upfront license payment of $80 million in November 2007. The Company achieved a total of $50 million in non-refundable operational milestones, including $40 million in the year ended December 31, 2008 that were paid by GSK in the fourth quarter of 2008 and $10 million in the three months ended March 31, 2009 that was paid by GSK in March 2009. Certain costs incurred by GSK, which related to the development of elesclomol in metastatic melanoma, were the Company's responsibility and had been recognized as a reduction of revenue under the GSK collaboration in the statement of operations. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

(10) Collaborative License Agreement with Roche

        In December 2008, as amended in February 2010, the Company and Roche entered into the Roche Agreement to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. Under the terms of the Roche Agreement, Roche funds research and development to be conducted by the Company, which includes discovery and certain early development activities for the Company's novel CRACM inhibitors. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of the research period. For these licensed products, Roche is responsible for development and commercialization, while the Company retains certain co-development and co-promotion rights.

        Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009, which was recorded as a collaboration receivable as of December 31, 2008. Roche will reimburse all of the Company's research, preclinical development and clinical development costs based upon research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. As of December 31, 2009, the Company has received approximately $12 million in research and development support under the Roche Agreement.

        The Company is eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Collaborative License Agreement with Roche (Continued)

up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. The Company will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

(11) Restructuring

        On March 12, 2009, the Company committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to align its workforce to its revised operating plans following the suspension of its SYMMETRY clinical trial. In the first quarter of 2009, the Company recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. In addition, the Company paid approximately $0.2 million in unused paid-time off that had been recognized as expense prior to the restructuring, including $0.1 million in the year ended December 31, 2008 and $0.1 million in the first quarter of 2009. The approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services was paid in 2009.

        To conserve additional capital resources, the Company did not renew one of its office building leases that expired in August 2009 and consolidated its operations within its three other facilities. The Company did not incur an impairment charge in connection with the facility consolidation.

(12) Income Taxes

        Differences between the actual tax benefit and tax benefit computed using the United States federal income tax rate is as follows:

	Years ended December 31
	2009	2008	2007
	(in thousands)
Pre-tax benefit at statutory rate	$26,890	$(31,497)	$(21,588)
State taxes, net of federal benefit	5,576	(5,453)	(3,841)
State tax rate change	2,129	—	—
State net operating loss expiration	1,292	1,508	113
Stock-based compensation	2,251	1,852	716
Tax credits	(1,886)	(2,314)	(1,647)
Other	96	459	42
(Decrease) increase in valuation allowance	(36,348)	35,445	26,205

Income tax benefit	$—	$—	$—

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, are presented below:

	2009	2008
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$95,351	$106,670
Federal and state research and experimentation credits	13,737	11,821
Deferred revenue	4,507	29,867
Depreciation and amortization	2,713	2,805
Deferred compensation	4,164	5,561
Other	202	298

Deferred tax assets	120,674	157,022
Less valuation allowance	(120,674)	(157,022)

Net deferred tax assets	$—	$—

        The total valuation allowance decreased by approximately $36.3 million in the year ended December 31, 2009 and increased by approximately $35.4 million and $26.2 million in the years ended December 31, 2008 and 2007, respectively. The Company has established valuation allowances against its deferred tax assets because management believes that, after considering all of the available objective evidence, both historical and prospective, the realization of the deferred tax assets does not meet the "more likely than not" criteria. The Company evaluates the need for a valuation allowance on a quarterly basis.

        In 2005 and February 2007, the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of the Company's IPO. As a result, the utilization of the Company's federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2009, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $251.0 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2029 unless utilized. At December 31, 2009, the Company has state net operating loss carryforwards of approximately $189.9 million, which will expire through 2013 unless utilized. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. Approximately $20.6 million of state net operating loss carryforwards expired in 2009.

        At December 31, 2009, the Company had approximately $10.9 million and $4.3 million, respectively, in federal and state research and development credits which expire through 2029 and 2024, respectively.

        The Company does not consider any of its tax positions to be uncertain and accordingly there are no tax reserves.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2006 through 2009. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

(13) Commitments and Contingencies

Leases

        The Company leases its research and office facilities under non-cancelable operating leases with terms expiring through 2011. Each of these leases contains renewal options ranging from one to five years.

        The Company has a property and equipment lease line of credit under which the Company could periodically directly lease, or sell and lease-back, up to $6.0 million of property and equipment, with payment periods of 36 or 48 months and a $1.00 purchase option at the end of each lease period. The lease rates are based upon a fixed base interest rate plus the respective prevailing 36- or 48-month U.S. Treasury Bill interest rates at the time of each funding. Through December 31, 2009, the Company sold and leased back under this agreement an aggregate of approximately $10.4 million of its previously purchased property and equipment. No further borrowings are available under the line. The Company also leases other equipment under various other non-cancellable operating leases.

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases, are approximately as follows (in thousands):

	Capital leases	Operating leases
Years ended December 31,
2010	$1,407	$1,866
2011	724	1,705
2012	105	15
2013	14	—

Total minimum lease payments	2,250	$3,586

Less: amount representing interest	(189)

Present value of minimum capital lease payments	2,061
Less current portions of capital lease obligations	(1,262)

Capital lease obligations—long term	$799

        Rent expense under operating leases was approximately $2.6 million, $2.5 million and $2.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(13) Commitments and Contingencies (Continued)

License Agreements

Beth Israel Deaconess Medical Center

        The Company acquired an exclusive license from Beth Israel Deaconess Medical Center (Beth Israel) relating primarily to ion channel technologies. Under the terms of the license, if certain milestones are met, the Company is required to make cash payments up to an aggregate of $1.0 million. If commercialization is achieved, the Company will be required to pay royalties on the net sales of any product using the licensed technology. In the event the Company grants a sublicense of the licensed technology, the Company is obligated to compensate Beth Israel a percentage of all fees received from the sublicense. Through December 31, 2009, no milestone, royalty or sublicense payments had been earned by or paid to Beth Israel.

Consulting Agreements

        In October 2002, the Company entered into a consulting agreement with an SAB member for scientific advisory services which was amended in October 2003. Under the amended consulting agreement, the term was four years from the effective date of the amendment, and in exchange for a one-time payment of $400,000, the parties agreed to eliminate a one-time bonus payment to the SAB member based on the achievement of a certain performance milestone that was included in the original agreement. In addition to an annual consulting fee, the consultant was entitled to a bonus payment of a portion of any upfront or milestone payments received by the Company related to certain calcium channel technology during the four-year term of the amended agreement. In April 2007, the Company further amended this consulting agreement for a two-year term from the effective date of the amendment. In addition to the annual consulting fee, the consultant is entitled to potential bonus payments upon the Company entering into a partnership for certain calcium channel technology and upon the filing of an investigational new drug application (IND) with the FDA for a drug candidate developed under such a partnership. In connection with the Roche Agreement entered into in December 2008, the Company recorded a $250,000 fee to this consultant in the year ended December 31, 2008. This corresponding payment was made in January 2009. In April 2009, the Company extended the consulting agreement until December 31, 2010.

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

        The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company has agreed to indemnify Roche and its affiliates under the Roche Agreement against losses, expenses, cost of defense, and any amounts Roche becomes legally

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(13) Commitments and Contingencies (Continued)

obligated to pay because of any claim that arises out of the breach of any representation or warranty made by the Company under the Roche Agreement, except to the extent that such losses are due to the gross negligence or willful misconduct of Roche or the breach by Roche of any representation or warranty under the Roche Agreement. The Company also expects to agree to certain indemnification provisions in any future drug discovery and development collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

(14) Related Party Transactions

        In January 2005, the Company entered into an Agreement and Release with its scientific founder, who is a board member, whereby all outstanding matters regarding various oral understandings and arrangements between the scientific founder and the Company were resolved, including arrangements relating to (1) the assignment by the scientific founder of the benefit of his interests, if any, resulting from the Company's acquisition of the net assets of Cancer Genomics, Inc., Kava Pharmaceuticals, Inc. and SinglePixel Biomedical, Inc., (2) the scientific founder's assignment of inventions, non-competition, non-solicitation and confidentiality agreements with the Company, and (3) a release by the scientific founder of any and all claims that the scientific founder may have had against the Company. Pursuant to this agreement, the Company paid the scientific founder $500,000, payable in $25,000 installments quarterly for five years. The full amount of the obligation was charged to research and development expense in 2005. Total installment payments in each of the years ended December 31, 2009, 2008 and 2007 were $100,000. As of December 31, 2009, the agreement was fully paid.

        The Company paid its scientific founder and a member of the board consulting fees of approximately $25,000 per month in January and February 2007 pursuant to a consulting agreement dated April 18, 2005. In March 2007, the Company amended the consulting agreement to reduce the fee from $25,000 to $10,000 per month. Total consulting fees paid in the years ended December 31, 2009, 2008 and 2007 were approximately $120,000, $120,000 and $150,000, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(15) Retirement Plan

        In 2003, the Company implemented a 401(k) retirement plan (the Synta 401(k) Plan) in which substantially all of its permanent employees are eligible to participate. Participants may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company may declare discretionary matching contributions to the Synta 401(k) Plan.

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years ended December 31, 2009, 2008 and 2007 were approximately $426,000, $514,000 and $411,000, respectively, subject to forfeitures.

(16) Subsequent Event—Public Offering

        In January 2010, the Company raised approximately $28.8 million in gross proceeds from the sale of an aggregate 6,388,889 shares of its common stock in a public offering at $4.50 per share, including 5,555,556 shares in the initial closing and 833,333 shares in a second closing for the full exercise of the over-allotment option granted to the underwriters. The net offering proceeds after deducting approximately $2.1 million in expenses for underwriters' discounts, fees and commissions, legal, accounting, printing and listing and filing fees, and miscellaneous expenses were approximately $26.7 million. As of December 31, 2009, the Company had approximately $207,000 in deferred offering costs.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2009 and 2008:

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except shares and per share data)
Collaboration revenues:
License and milestone revenue	$4,073	$3,314	$117,171	$1,143
Cost sharing reimbursements, net	437	1,336	13,234	3,537

Total collaboration revenues	4,510	4,650	130,405	4,680
Operating expenses:
Research and development	22,639	10,098	9,084	9,234
General and administrative	4,070	3,005	3,149	2,426
Restructuring (Note 11)	1,236	—	—	—

Total operating expenses	27,945	13,103	12,233	11,660

Income (loss) from operations	(23,435)	(8,453)	118,172	(6,980)
Other income (expense):
Interest and investment income	36	43	17	—
Interest expense	(100)	(85)	(70)	(57)

Other income, net	(64)	(42)	(53)	(57)

Net income (loss)	$(23,499)	$(8,495)	$118,119	$(7,037)

Net income (loss) per common share:
Basic	$(0.69)	$(0.25)	$3.49	$(0.21)

Diluted	$(0.69)	$(0.25)	$3.48	$(0.21)

Weighted-average common shares outstanding:
Basic	33,872,016	33,877,075	33,882,760	33,918,887
Diluted	33,872,016	33,877,075	33,904,842	33,918,887

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(17) Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except shares and per share data)
Collaboration revenues:
License and milestone revenue	$1,338	$1,338	$2,819	$3,018
Cost sharing reimbursements, net	—	(1,969)	(1,547)	(2,382)

Total collaboration revenues	1,338	(631)	1,272	636
Operating expenses:
Research and development	16,150	18,342	24,058	23,031
General and administrative	3,633	3,974	3,665	3,470

Total operating expenses	19,783	22,316	27,723	26,501

Loss from operations	(18,445)	(22,947)	(26,451)	(25,865)
Other income (expense):
Interest and investment income	922	374	256	27
Interest expense	(127)	(121)	(126)	(115)

Other income, net	795	253	130	(88)

Net loss attributable to common stockholders	$(17,650)	$(22,694)	$(26,321)	$(25,953)

Basic and diluted net loss attributable to common stockholders per share	$(0.52)	$(0.67)	$(0.78)	$(0.77)

Basic and diluted weighted average number of common shares outstanding	33,730,230	33,733,536	33,736,510	33,741,960

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
  Item 4. RESERVED
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
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
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SYNTA PHARMACEUTICALS CORP. Years ended December 31, 2009, 2008, and 2007
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SYNTA PHARMACEUTICALS CORP. Consolidated Balance Sheets (in thousands, except share and per share amounts)
SYNTA PHARMACEUTICALS CORP. Consolidated Statements of Operations (in thousands, except share and per share amounts)
SYNTA PHARMACEUTICALS CORP. Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (in thousands, except share amounts)
SYNTA PHARMACEUTICALS CORP. Consolidated Statements of Cash Flows (in thousands)
SYNTA PHARMACEUTICALS CORP. Notes to Consolidated Financial Statements