Form 10-Q
period 2010-03-31
SYNTA PHARMACEUTICALS CORP
filed 2010-05-04
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2010, the registrant had 40,487,085 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$57,917	$44,155
Prepaid expenses and other current assets	1,011	419
Total current assets	58,928	44,574
Property and equipment, net	3,463	3,978
Other assets	151	358
Total assets	$62,542	$48,910
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,462	$3,957
Accrued contract research costs	2,591	2,099
Other accrued liabilities	3,226	4,504
Capital lease obligations	1,185	1,262
Deferred collaboration revenue	4,573	4,647
Total current liabilities	13,037	16,469
Long-term liabilities:
Capital lease obligations	528	799
Deferred collaboration revenue	5,588	6,731
Total long-term liabilities	6,116	7,530
Total liabilities	19,153	23,999

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2010 and December 31, 2009; 40,484,398 and 33,978,300 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4	3
Additional paid-in-capital	366,276	338,491
Accumulated deficit	(322,891)	(313,583)
Total stockholders’ equity	43,389	24,911
Total liabilities and stockholders’ equity	$62,542	$48,910

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Collaboration revenues:
License and milestone revenue	$1,143	$4,073
Cost sharing reimbursements, net	2,880	437
Total collaboration revenues	4,023	4,510
Operating expenses:
Research and development	10,195	22,639
General and administrative	3,086	4,070
Restructuring	—	1,236
Total operating expenses	13,281	27,945
Loss from operations	(9,258)	(23,435)
Other (expense) income:
Other (expense) income, net	(50)	(64)
Net loss	$(9,308)	$(23,499)
Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$(0.69)
Basic and diluted weighted average number of common shares outstanding	39,451,592	33,872,016

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,308)	$(23,499)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,087	1,165
Depreciation and amortization	515	693
Changes in operating assets and liabilities:
Collaboration receivable	(396)	16,000
Prepaid expenses and other current assets	(196)	435
Other assets	207	—
Accounts payable	(2,495)	7,284
Accrued contract research costs	492	583
Other accrued liabilities	(1,278)	860
Deferred collaboration revenue	(1,217)	6,454
Collaboration payable	—	2,251
Net cash (used in) provided by operating activities	(12,589)	12,226
Cash flows from investing activities:
Purchases of marketable securities	—	(24,693)
Maturities of marketable securities	—	2,609
Purchases of property and equipment	—	(382)
Net cash used in investing activities	—	(22,466)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of common stock options, net of transaction costs	26,699	—
Payment of capital lease obligations	(348)	(650)
Net cash provided by (used in) financing activities	26,351	(650)
Net increase (decrease) in cash and cash equivalents	13,762	(10,890)
Cash and cash equivalents at beginning of period	44,155	52,045
Cash and cash equivalents at end of period	$57,917	$41,155
Supplemental disclosure of noncash operating, investing and financing activities:
Acquisition of equipment under capital leases	$—	$58
Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$100

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and the consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the periods of performance under its collaborative research and development agreements.  The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a U.S. Treasury money market fund to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities, as well as actual cash disbursements to fund operations.

The primary objective of the Company’s investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. The Company invests in money market funds and high-grade, short-term commercial paper, which are subject to minimal credit and market risk. The Company’s cash is deposited in a highly rated financial institution in the United States. Declines in interest rates, however, would reduce future investment income.

Revenue Recognition

Collaboration and License Agreements

The Company’s principal source of revenue is from collaborative research and development agreements, which may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

The Company evaluates the multiple deliverables within its collaborations to determine whether the delivered elements that are the obligation of the Company have value to its collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

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

Deferred Collaboration Revenue

Consistent with the Company’s policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At March 31, 2010, total deferred collaboration revenue was approximately

$10.2 million, of which $4.6 million is current and is expected to be recognized as revenue during the next 12 months.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through March 31, 2010 was based upon the weighted average historical volatility data of the Company’s common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several guideline similar public biotechnology companies with similar stock compensation plans and terms. The Company will continue using its historical volatility and other similar public entity volatility information until its historical volatility alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. Since January 1, 2006 the Company has used the simplified method for determining the expected lives of options.

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

For the three months ended March 31, 2010 and 2009, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three months ended March 31,
	2010	2009
Risk-free interest rate	2.76%	1.78%
Expected life in years	6.25 years	6.25 years
Volatility	102%	70%
Expected dividend yield	—	—

The effect of stock-based compensation expense during the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three months ended March 31,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$1,006	$1,075
Non-employee stock options	—	17
Restricted stock	81	73
Total stock-based compensation expense	$1,087	$1,165

Effect of stock-based compensation expense by line item:
Research and development	$827	$896
General and administrative	260	269
Total stock-based compensation expense included in net loss	$1,087	$1,165

Unrecognized stock-based compensation expense as of March 31, 2010 was as follows (in thousands):

	Unrecognized stock compensation expense as of March 31, 2010	Weighted average remaining period (in years)
Employee stock options	$7,104	2.65
Restricted stock	530	0.89
Total	$7,634	2.52

Certain of the employee stock options granted by the Company are structured to qualify as incentive stock options (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company may receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a qualifying disposition is reported. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the share-based compensation arrangement due to the fact that the Company does not believe it is more likely than not it will recognize any deferred tax assets from such compensation cost recognized in the current period.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represents the only difference between the Company’s net loss and comprehensive loss. In the three months ended March 31, 2010 and 2009, net loss and comprehensive loss were the same.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2010 and 2009, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,
	2010	2009
Common stock options	5,882,982	4,465,593
Unvested restricted common stock	149,800	42,558

(3) Cash and Cash Equivalents

A summary of cash and cash equivalents held by the Company as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$57,917	$—	$—	$57,917

	December 31, 2009
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$36,367	$—	$—	$36,367
U.S. government sponsored entities due within 3 months of date of purchase (Level 2)	7,788	—	—	7,788
	$44,155	$—	$—	$44,155

(4) Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2010, all of the Company’s financial assets that were subject to fair value measurements were valued based on an active market for identical assets and the Company had no financial liabilities that were subject to fair value measurement. The Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund.

(5) Property and Equipment

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Laboratory equipment	$12,337	$12,337
Leasehold improvements	4,495	4,495
Computers and software	2,128	2,128
Furniture and fixtures	1,046	1,046
	20,006	20,006
Less accumulated depreciation and amortization	(16,543)	(16,028)
	$3,463	$3,978

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $515,000 and $693,000 for the three months ended March 31, 2010 and 2009, respectively.

(6) Stockholders’ Equity

Public Offering

In January 2010, the Company raised approximately $28.8 million in gross proceeds from the sale of an aggregate of 6,388,889 shares of its common stock at $4.50 per share in an underwritten public offering, including 5,555,556 shares in the initial closing and 833,333 shares in a second closing for the full exercise of the over-allotment option granted to the underwriters. The net offering proceeds after deducting approximately $2.1 million for underwriters’ discounts, fees and commissions, legal, accounting, printing, listing and filing fees, and miscellaneous expenses were approximately $26.7 million.

(7) Stock Plans

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 5,100,000 shares of common stock are currently reserved for issuance under the 2006 Stock Plan. The 2006 Stock Plan contains an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. In February 2010, the board of directors determined not to increase the number of shares reserved. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options vest over one to four years.

As of March 31, 2010, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 2,093,770 shares of its common stock and had no shares available for future issuance.

As of March 31, 2010, under its 2006 Stock Plan, the Company had options outstanding to purchase 3,789,212 shares of its common stock, had outstanding 149,800 restricted shares of common stock and had available 1,076,543 shares available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Shares	Weighted average exercise price
Outstanding at January 1	4,900,598	$8.95
Options granted	1,151,942	4.02
Options exercised	(3,961)	2.49
Options cancelled	(165,597)	11.04
Outstanding at March 31	5,882,982	$7.93
Exercisable at March 31	3,594,536	$9.79

The weighted-average grant date fair values of options granted during the three months ended March 31, 2010 and 2009 were $3.28 and $4.38, respectively.

Included in the Company’s stock options outstanding at March 31, 2010 were 179,055 options issued to non-employee consultants with a weighted average exercise price of $8.02 all of which are vested. The compensation expense was recorded over the respective vesting periods and was subject to variable accounting treatment prior to vesting, whereby the Company remeasured the fair value of the options at the end of each reporting period.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to senior management and non-employee directors. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares issued to non-employee directors vest over the service period.

The following table summarizes unvested restricted shares during the three months ended March 31, 2010:

	Shares	Weighted average grant date fair value
Outstanding at January 1	48,107	$5.14
Granted	113,248	4.02
Vested	(11,555)	2.38
Cancelled	—	—
Outstanding at March 31	149,800	$4.51

(8) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Compensation and benefits	$1,696	$2,792
Professional fees	1,038	1,229
Other	492	483
	$3,226	$4,504

(9) Collaborative License Agreement with Roche

In December 2008, as amended in February 2010, the Company and Hoffmann-La Roche (Roche) entered into a collaborative license agreement (the Roche Agreement) to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis, asthma, chronic obstructive pulmonary disease, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. The Roche Agreement consists of the following funding streams: an upfront license payment, product development milestones, reimbursements of certain research and development costs, sales milestones and product royalty payments.

Under the terms of the Roche Agreement, Roche funds research and development to be conducted by the Company, which includes discovery and certain early development activities for the Company’s novel CRACM inhibitors. Roche will receive worldwide rights to develop and commercialize certain products identified prior to the end of the research period. For these licensed products, Roche is responsible for development and commercialization, while the Company retains certain co-development and co-promotion rights.

Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche will reimburse all of the Company’s research, preclinical development and clinical development costs based upon research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. As of March 31, 2010, the Company has received approximately $14.4 million in research and development support under the Roche Agreement.

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

The $16 million non-refundable upfront license payment is being recognized ratably using the time-based model over the estimated 3.5 year performance period. In each of the three months ended March 31, 2010 and 2009, the Company recognized $1.1 million of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. In the three months ended March 31, 2010 and 2009, the Company recognized $2.9 million and $2.5 million, respectively, of cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of March 31, 2010.

(10) Collaborative Development, Commercialization and License Agreement with GSK

In 2007, the Company and GlaxoSmithKline (GSK) entered into a global collaborative development, commercialization and license agreement (the GSK Agreement) for the joint development and commercialization of elesclomol. The GSK Agreement consisted of the following funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. In 2009, following the suspension of the Company’s global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, GSK terminated the GSK Agreement effective September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to the Company. The Company may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol.

The $80 million non-refundable upfront license payment, together with $50 million in non-refundable operational milestones, the Company received from GSK were being recognized ratably using the time-based model over the estimated 15-year performance period. In the three months ended March 31, 2009, the Company recognized $2.9 million of license and milestone revenue under the GSK Agreement. Upon the effectiveness of the termination of the GSK Agreement in the third quarter of 2009, the Company accelerated the recognition of approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement as it has no further obligation for deliverables under the GSK Agreement.

Reimbursements of development costs to the Company by GSK were recorded as cost sharing revenue in the period in which the related development costs were incurred. Reimbursements by the Company to GSK for costs GSK incurred under the development program were recorded as a reduction of cost sharing revenue in the period in which the costs were incurred by GSK. In the three months ended March 31, 2009, the Company recognized, as a reduction to revenue, $2.0 million of net cost sharing reimbursements to GSK under the GSK Agreement.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have two clinical-stage drug candidates and several drug candidates in the preclinical and discovery stages. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We retain all rights to our drug candidates and programs, with the exception of our preclinical-stage calcium release activated calcium modulator, or CRACM, program which is partnered with Hoffmann-La Roche, or Roche.

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. We have funded our operations principally with $306.7 million in net proceeds from private and public offerings of our common stock and Series A convertible preferred stock, including $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock at $4.50 per share in an underwritten public offering that was completed in January 2010.

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates, which we refer to as the GSK Agreement. On June 10, 2009, following the suspension of our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The collaboration terminated on September 10, 2009. In December 2008, as amended in February 2010, we entered into a collaborative license agreement with Roche, or the Roche Agreement, for our CRACM inhibitor program, which is currently in the lead optimization stage. As of March 31, 2010, we have received $160.4 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $14.4 million in research and development funding, which, together with the net cash proceeds from equity financings and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $468.6 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of March 31, 2010, we had an accumulated deficit of $322.9 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

We have two clinical-stage programs and one preclinical-stage program in oncology:

STA-9090 (Hsp90 Inhibitor)

STA-9090 is a potent, injectable small molecule Hsp90 inhibitor drug candidate, with a novel chemical structure that is distinct from 17-AAG (tanespimycin) and other first generation, ansamycin-derivative Hsp90 inhibitors, such as IPI-504 (retaspimycin). Many of the known oncogenic proteins that play major roles in pathogenesis of solid tumor and hematologic malignancies are client proteins of Hsp90. By inhibiting Hsp90, STA-9090 causes the degradation of multiple client proteins and the subsequent death of cancer cells dependent on these proteins. STA-9090 has shown potent anti-cancer activity in a broad range of solid and hematologic cancers both in vitro and in vivo, as well as substantially greater potency and improved safety relative to first generation Hsp90 inhibitors. In clinical trials, STA-9090 has shown promising signs of single-agent clinical activity and an acceptable safety profile, without the serious liver and other toxicities observed with the first generation Hsp90 inhibitors nor the ocular toxicities observed with some of the next generation Hsp90 inhibitors.

STA-9090 potently inhibits Hsp90, a chaperone protein required for the proper folding and activation of other cellular proteins, particularly kinases. Many of these “client proteins” of Hsp90—such as AKT, BCR-ABL, BRAF, KIT, MET, EGFR, FLT3, HER2, PDGFRA, VEGFR—have been shown to be critical to cancer cell growth, proliferation, and survival and are the targets of clinically validated and approved cancer drugs such as Gleevec, Avastin, Herceptin, Sutent, Nexavar, Tarceva, and Erbitux. In preclinical studies, inhibiting Hsp90 causes the degradation of multiple client proteins and leads to cancer cell death. Because mutated kinases which no longer respond to treatment with kinase inhibitors remain dependent on Hsp90 for their activity, inhibiting Hsp90 offers the potential for treating cancers that have become resistant to targeted therapies such as kinase inhibitors. We believe that inhibiting kinases indirectly, by disrupting the chaperone activities of Hsp90, provides two advantages: first, a means to simultaneously attack multiple cancer-promoting kinases; and second, an ability to kill tumor cells with mutated kinases that have lost responsiveness to a direct kinase inhibitor.

STA-9090 Preclinical Results

Experiments conducted by us and by our collaborators at the Dana-Farber Cancer Institute, Brigham and Women’s Hospital in Boston, University of Massachusetts Medical School in Worcester, The Ohio State University, University of Texas Health Center at San Antonio, and others have shown that STA-9090:

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

•                  is active against a broad range of in vivo models of cancer including breast, colon, gastric, lung, gastrointestinal stromal tumors, or GIST, melanoma, osteosarcoma, prostate, acute myeloid leukemia, or AML, chronic myeloid leukemia, Burkitt’s lymphoma, diffuse large B-cell lymphoma, and multiple myeloma;

•                  is active in models that are non-responsive or resistant to first-generation inhibitors, such as 17-AAG;

•                  accumulates selectively in tumors, with a tumor half-life up to 20 times longer in duration than the half-life in plasma or normal tissues such as lung or liver;

•                  demonstrates enhancement of activity when combined with several widely-used anti-cancer therapies including Taxol, Tarceva, and Avastin;

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

Many of these results were presented at recent scientific meetings including the April 2009 AACR meeting, the November 2009 AACR-NCI-EORTC meeting, the December 2009 ASH meeting, the January 2010 IASLC Targeted Therapies for the Treatment of Lung Cancer meeting and the March 2010 NCI ESMO Targeted Anticancer Targets meeting. We are actively continuing our collaborations with leading academic researchers, which we and the physicians we work with use to help guide our clinical trial choices. These choices include designing trials that enrich for those patients with disease characteristics most likely to respond to treatment with STA-9090.

STA-9090 Ongoing Clinical Trials

In November 2007 and January 2008, respectively, we initiated two Phase 1, open-label trials in patients with solid-tumor cancers to identify the maximum tolerated dose, or MTD, of STA-9090 based on twice- and once-a-week intravenous dosing schedules, respectively. In addition to an evaluation of safety and tolerability, patients in each of these trials are assessed for tumor response based on the Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. In March 2009, we initiated a Phase 1 open-label clinical trial of STA-9090 in patients with hematologic cancers, with a twice-a-week dosing schedule. In September 2009, we initiated a Phase 1/2 trial in hematologic cancers with a once-a-week dosing schedule. In December 2009, we initiated Phase 2 trials of STA-9090 in non-small cell lung cancer, or NSCLC, and GIST.

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

We expect that six to ten new trials for STA-9090 will be initiated in 2010, the majority of which will be investigator-sponsored. Two investigator-sponsored trials were initiated in the second quarter of 2010, one in colorectal cancer and one in ecophagogastric cancer. The specific choice of additional cancer indications and trial designs is being determined based on discussions with our clinical collaborators; further analysis of the results from our ongoing trials; the analysis of preclinical data generated by us and our collaborators; and the underlying science of the interaction between STA-9090 specifically, or Hsp90 inhibition more generally, with the proteins known to promote growth and proliferation in these cancer types.

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

In preclinical models, elesclomol showed potent anti-cancer activity against a broad range of cancer cell types, as well as an ability to enhance the efficacy of certain chemotherapy agents with minimal additional toxicity. In September 2006, we reported that in a 21-center, double-blind, randomized, controlled Phase 2b clinical trial in 81 patients with metastatic melanoma, elesclomol in combination with paclitaxel, or ELPAC, met the primary endpoint—doubling the median time patients survived without their disease progressing—compared to paclitaxel alone. The final results of this trial were published in the on-line version of the Journal of Clinical Oncology, or JCO, in October 2009 and appeared in the print version of the JCO in November 2009.

In November 2007, we announced the initiation of a Phase 3 clinical trial, the SYMMETRY trial, to evaluate treatment with ELPAC compared to paclitaxel alone in patients with metastatic melanoma. This trial was suspended in February 2009 based on an interim analysis that identified potential safety concerns. Preliminary results from this trial were presented at the American Society of Clinical Oncology meeting in May 2009 and Perspectives in Melanoma XIII Conference in October 2009. These results showed a differential response to treatment with elesclomol based on level of baseline lactate dehydrogenase, or LDH, an established prognostic biomarker in melanoma and a pre-specified stratification variable in the trial. The primary endpoint of progression-free survival, or PFS, was achieved in the normal LDH population, 68% of patients, with a significant improvement in median PFS (3.6 vs. 2.1 months, HR=0.76, p=0.027), an acceptable safety profile, and no impact on overall survival.  In the elevated LDH population, 32% of patients, no difference was observed between the two arms of the trial for the primary endpoint (1.8 vs. 1.9 months, HR=1.10, p=0.549), and a negative impact was observed for the survival endpoint.

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

Results presented at the NCI-AACR-EORTC meeting in November 2009 demonstrated that elesclomol binds copper in plasma, facilitating its uptake into cells and enabling a transition between copper oxidation states inside the cell. Additional research by us and by our external collaborators has shown that this reaction disrupts the metabolic properties of cancer cell mitochondria and generates the oxidative stress that triggers programmed cell death. This ability of elesclomol to disrupt cancer cell mitochondria requires normal oxygen conditions. Under low oxygen conditions, often associated with elevated LDH levels, cancer cell metabolism shifts away from the mitochondria and elesclomol loses anti-cancer activity. These results, together with the results observed in the SYMMETRY trial, suggest that patients with elevated LDH levels should be excluded from future trials with elesclomol.

In late February 2010, we obtained approval from the U.S. Food and Drug Administration, or FDA, to resume clinical development of elesclomol in a specific protocol that excludes patients with elevated LDH levels. We intend to initiate one or more clinical trials of elesclomol during the second half of 2010, one of which will be in acute myeloid leukemia. We plan to use the next generation sodium salt formulation of elesclomol for all future clinical trials with elesclomol.

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

Our Inflammatory Disease Programs

We have two preclinical-stage programs focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

IL-12/23 Inhibitors

We have identified several small molecule IL-12/23 inhibitors with significantly improved pharmaceutical properties over our first generation oral inhibitor, apilimod. We believe that these compounds represent a promising opportunity to develop next generation drug candidates that could be administered orally and potentially address a wider range of serious inflammatory diseases such as rheumatoid arthritis, or RA, Crohn’s disease, psoriasis and multiple sclerosis.

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

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including RA, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. In December 2008, we entered into a global partnership with Roche to further develop our CRACM inhibitors. In February 2010, we entered into an amendment of the underlying agreement with Roche. We currently have one compound in preclinical development and are targeting filing an IND application for this compound in 2011.

We also have additional CRACM inhibitors in lead optimization. Because there are a number of CRACM ion channel targets on immune cells, we believe that our next generation CRACM inhibitor compounds could potentially apply to different immune system diseases and address distinct therapeutic areas.

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

The financial terms of the Roche Agreement include a $16 million non-refundable upfront license fee that we received in January 2009, and reimbursement by Roche of all of our research, preclinical development, and clinical development costs, based upon the research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. As of March 31, 2010, we have received approximately $14.4 million in research and development support under the Roche Agreement. We are also eligible to receive milestone payments and royalties for products developed as a result of this collaboration. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

Financial Operations Overview

Revenue

We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues have been generated primarily through partnership agreements with GSK and Roche. The terms of these agreements include payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized (see “Critical Accounting Policies and Estimates—Revenue Recognition”). In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received under the Roche Agreement and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to research contract accruals, the recoverability of long-lived and deferred tax assets, measurement of stock-based compensation and the periods of performance under collaborative research and development agreements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies in 2010. You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 11, 2010.

Consolidated Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Collaboration Revenue

	Three Months Ended March 31,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
License and milestone revenue—Roche	$1.1	$1.1	—	—%
License and milestone revenue—GSK	—	2.9	(2.9)	(100)%
	1.1	4.0	(2.9)	(73)%
Cost sharing reimbursements, net—Roche	2.9	2.5	0.4	16%
Cost sharing reimbursements, net—GSK	—	(2.0)	2.0	(100)%
	2.9	0.5	2.4	480%
Total collaboration revenue	$4.0	$4.5	$(0.5)	(11)%

In the three months ended March 31, 2010, license and milestone revenue decreased by $2.9 million over the three months ended March 31, 2009 due to the termination of the GSK Agreement that was effective in September 2009. In the three months ended March 31, 2010, cost sharing reimbursements increased by $2.4 million over the three months ended March 31, 2009, principally due to $2.0 million in non-recurring net cost sharing reimbursements due to GSK that were recognized in the first quarter of 2009. (See Notes 2, 9 and 10 in the accompanying condensed consolidated financial statements.)

Research and Development Expense

	Three Months Ended March 31,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
Clinical-stage drug candidates
STA-9090	$6.1	$2.3	$3.8	165%
Elesclomol	0.7	15.6	(14.9)	(96)%
Apilimod	0.1	0.2	(0.1)	(50)%
Total clinical-stage drug candidates	6.9	18.1	(11.2)	(62)%
CRACM	2.5	2.1	0.4	19%
Other early stage programs	0.8	2.4	(1.6)	(67)%
Total research and development	$10.2	$22.6	$(12.4)	(55)%

In the three months ended March 31, 2010, costs incurred under our STA-9090 program increased by $3.8 million over the three months ended March 31, 2009, including increases of $2.9 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.9 million for external costs. These increases were principally due to the advancement of clinical development, including six ongoing clinical trials and supporting drug supply, as well as efforts in support of the planned initiation of six to ten new clinical trials in 2010 in additional cancer types, with the majority being investigator-sponsored trials.

In the three months ended March 31, 2010, costs incurred under our elesclomol program decreased by $14.9 million over the three months ended March 31, 2009, including decreases of $5.2 million for personnel costs, related research supplies, operational overhead and stock compensation, and $9.7 million for external costs. These decreases were principally due to non-recurring costs incurred in 2009 resulting from the suspension of our elesclomol program in the first quarter of 2009, offset in part by efforts in support of the planned  restart of clinical development in the second half of 2010. On February 26, 2009, we suspended the SYMMETRY trial, which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elesclomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction.

In the three months ended March 31, 2010, costs incurred under our apilimod program decreased by $0.1 million over the three months ended March 31, 2009, due to a $0.1 million decrease for external costs.

In the three months ended March 31, 2010, costs incurred under our CRACM program increased by $0.4 million over the three months ended March 31, 2009, including an increase of $0.8 million for personnel costs, related research supplies, operational overhead and stock compensation, offset by a decrease of $0.4 million for external costs. The increase in internal-related costs reflects the realignment of our resources to focus on advancing the research program to identify the second licensed compound thereby shifting preclinical and clinical development of the first licensed compound to Roche.

In addition, in the three months ended March 31, 2010, costs incurred under our other early-stage programs decreased by $1.6 million over the three months ended March 31, 2009, due to decreases of $1.1 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs.

General and Administrative Expense

	Three Months Ended March 31,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
General and administrative	$3.1	$4.1	$(1.0)	(24)%

The decrease in general and administrative expense principally resulted from decreases of $0.3 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009, and $0.7 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes.

Other (Expense) Income, net

	Three Months Ended March 31,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
Other (expense) income, net	$(0.1)	$(0.1)	—	—%

A decrease in interest expense due to lower capital equipment lease balances was offset in part by lower investment income due to declining interest rates and lower average cash balances.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(dollars in millions)
Cash, cash equivalents and marketable securities	$57.9	$84.8
Working capital	45.9	43.0
Cash flows (used in) provided by:
Operating activities	(12.6)	12.2
Investing activities	—	(22.5)
Financing activities	26.4	(0.7)
Capital expenditures (included in investing activities)	—	(0.1)

In the three months ended March 31, 2010, our operating activities used cash of $12.6 million, including the receipt of $2.4 million in partnership payments by Roche offset by $15 million in net cash used in operations. In the three months ended March 31, 2009, our operating activities provided cash of $12.2 million, including the receipt of $29 million in partnership payments by GSK and Roche offset by $16.8 million in net cash used in operations. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

Our investing activities used cash of $22.5 million in the three months ended March 31, 2009, including purchases of marketable securities in the amount of $24.7 million and purchases of property and equipment in the amount of $0.4 million, offset by sales and maturities of marketable securities of $2.6 million.

Our financing activities provided cash of $26.4 million in the three months ended March 31, 2010. In January 2010, we raised $26.7 million in net offering proceeds from the sale of 6,388,889 shares of our common stock at $4.50 per share in an underwritten public offering. We repaid $0.3 million and $0.7 million in capital equipment leases in the three months ended March 31, 2010 and 2009, respectively.

Contractual Obligations and Commitments

There have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

•                  continue to collect and evaluate the overall survival data from the suspended Phase 3 SYMMETRY trial of elesclomol and initiate additional clinical trials of elesclomol;

•                  complete preclinical development of STA-9584 and initiate clinical trials, if supported by positive preclinical data;

•                  advance our CRACM inhibitor program into clinical trials, if supported by positive preclinical data, to the extent that these activities are not funded by Roche under the Roche Agreement;

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

Liquidity

As of March 31, 2010, we had $57.9 million in cash and cash equivalents, an increase of $13.7 million from $44.2 million as of December 31, 2009. This increase principally reflects $26.7 million in net proceeds from the public offering of our common stock that we completed in January 2010 and $2.4 million in payments from Roche for research and development support, offset by cash used in operations as discussed under “Cash Flows” above.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs—STA-9090, elesclomol, VDA, and apilimod—which could result in one or more new partnership agreements in 2010 that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our existing funds, together with expected research and development reimbursements and $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements under the Roche Agreement, will be sufficient to fund operations into 2012.

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

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, the credit markets and the financial services industry have recently been experiencing a period of turmoil and uncertainty that have made equity and debt financing more difficult to obtain. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to $121.2 million in securities available for issuance.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 that we have filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of March 31, 2010, we had cash and cash equivalents of $57.9 million. Our cash is deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles, or SIV’s, within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the three months ended March 31, 2010, our investment income was negligible.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits

†10.1	Amendment, dated February 5, 2010, to Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: May 4, 2010	By:	/s/ SAFI R. BAHCALL, PH.D.
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 4, 2010	By:	/s/ KEITH S. EHRLICH, C.P.A.
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer (principal
accounting and financial officer)