Form 10-Q
period 2010-06-30
SYNTA PHARMACEUTICALS CORP
filed 2010-08-09
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, the registrant had 40,546,913 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$42,611	$44,155
Marketable securities	6,047	—
Prepaid expenses and other current assets	721	419
Total current assets	49,379	44,574
Property and equipment, net	3,020	3,978
Other assets	151	358
Total assets	$52,550	$48,910
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,280	$3,957
Accrued contract research costs	2,535	2,099
Other accrued liabilities	2,802	4,504
Capital lease obligations	1,078	1,262
Deferred collaboration revenue	4,572	4,647
Total current liabilities	12,267	16,469
Long-term liabilities:
Capital lease obligations	319	799
Deferred collaboration revenue	4,445	6,731
Total long-term liabilities	4,764	7,530
Total liabilities	17,031	23,999

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2010 and December 31, 2009; 40,504,442 and 33,978,300 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4	3
Additional paid-in-capital	367,480	338,491
Accumulated deficit	(331,965)	(313,583)
Total stockholders’ equity	35,519	24,911
Total liabilities and stockholders’ equity	$52,550	$48,910

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration revenues:
License and milestone revenue	$1,143	$3,314	$2,286	$7,387
Cost sharing reimbursements, net	2,217	1,336	5,097	1,773
Total collaboration revenues	3,360	4,650	7,383	9,160
Operating expenses:
Research and development	9,688	10,098	19,883	32,736
General and administrative	2,716	3,005	5,802	7,076
Restructuring	—	—	—	1,236
Total operating expenses	12,404	13,103	25,685	41,048
Loss from operations	(9,044)	(8,453)	(18,302)	(31,888)
Other (expense) income:
Other (expense) income, net	(30)	(42)	(80)	(106)
Net loss	$(9,074)	$(8,495)	$(18,382)	$(31,994)
Net loss per common share:
Basic and diluted net loss per common share	$(0.22)	$(0.25)	$(0.46)	$(0.94)
Basic and diluted weighted average number of common shares outstanding	40,342,671	33,877,075	39,899,593	33,874,559

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(18,382)	$(31,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,222	2,212
Depreciation and amortization	997	1,344
Changes in operating assets and liabilities:
Collaboration receivable	(138)	15,093
Prepaid expenses and other current assets	(164)	137
Other assets	207	—
Accounts payable	(2,677)	2,664
Accrued contract research costs	436	(7,758)
Other accrued liabilities	(1,702)	727
Deferred collaboration revenue	(2,361)	2,614
Collaboration payable	—	3,666
Net cash used in operating activities	(21,562)	(11,295)
Cash flows from investing activities:
Purchases of marketable securities	(6,047)	(29,756)
Maturities of marketable securities	—	22,613
Purchases of property and equipment	(39)	(483)
Net cash used in investing activities	(6,086)	(7,626)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of common stock options, net of transaction costs	26,768	—
Payment of capital lease obligations	(664)	(1,241)
Net cash provided by (used in) financing activities	26,104	(1,241)
Net decrease in cash and cash equivalents	(1,544)	(20,162)
Cash and cash equivalents at beginning of period	44,155	52,045
Cash and cash equivalents at end of period	$42,611	$31,883
Supplemental disclosure of noncash operating, investing and financing activities:
Acquisition of equipment under capital leases	$—	$58
Supplemental disclosure of cash flow information:
Cash paid for interest	$88	$185

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and the consolidated results of operations and cash flows for the three months and six months ended June 30, 2010 and 2009.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and six months ended June 30, 2010 and 2009, the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method. During the three months and six months ended June 30, 2010 and 2009, the Company recorded no realized gains or losses on marketable securities.

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

Deferred Collaboration Revenue

Consistent with the Company’s policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At June 30, 2010, total deferred collaboration revenue was approximately $9.0 million, of which $4.6 million is current and is expected to be recognized as revenue during the next 12 months.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through June 30, 2010 was based upon the weighted average historical volatility data of the Company’s common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several guideline similar public biotechnology companies with similar stock compensation plans and terms. The Company will continue using its historical volatility and other similar public entity volatility information until its historical volatility alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

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

For the three months and six months ended June 30, 2010 and 2009, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.98%	2.03%	2.76%	2.02%
Expected life in years	6.25 years	5.75 years	6.25 years	5.77 years
Volatility	102%	95%	102%	94%
Expected dividend yield	—	—	—	—

The effect of stock-based compensation expense during the three months and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$988	$1,116	$1,994	$2,191
Non-employee stock options	—	—	—	17
Restricted stock	147	(69)	228	4
Total stock-based compensation expense	$1,135	$1,047	$2,222	$2,212

Effect of stock-based compensation expense by line item:
Research and development	$858	$784	$1,685	$1,679
General and administrative	277	263	537	533
Total stock-based compensation expense included in net loss	$1,135	$1,047	$2,222	$2,212

Unrecognized stock-based compensation expense as of June 30, 2010 was as follows (in thousands):

	Unrecognized stock compensation expense as of June 30, 2010	Weighted average remaining period (in years)
Employee stock options	$5,797	2.54
Restricted stock	352	0.72
Total	$6,149	2.44

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represents the only difference between the Company’s net loss and comprehensive loss. In the three months and six months ended June 30, 2010 and 2009, net loss and comprehensive loss were the same.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2010 and 2009, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2010	2009
Common stock options	5,734,167	5,109,573
Unvested restricted common stock	130,340	25,000

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force” (ASU 2010-17). This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

(3) Cash and Cash Equivalents

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$42,611	$—	$—	$42,611
Marketable securities:
U.S. government sponsored entities due within 1 year of date of purchase (Level 2)	6,047	—	—	6,047
Total cash, cash equivalents and marketable securities	$48,658	$—	$—	$48,658

	December 31, 2009
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$36,367	$—	$—	$36,367
U.S. government sponsored entities due within 3 months of date of purchase (Level 2)	7,788	—	—	7,788
Total cash and cash equivalents	$44,155	$—	$—	$44,155

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2010, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of government-agency bonds that are guaranteed by the U.S. government. As of June 30, 2010, the Company had no financial liabilities that were subject to fair value measurement.

(5) Property and Equipment

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Laboratory equipment	$12,354	$12,337
Leasehold improvements	4,505	4,495
Computers and software	2,140	2,128
Furniture and fixtures	1,046	1,046
	20,045	20,006
Less accumulated depreciation and amortization	(17,025)	(16,028)
	$3,020	$3,978

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $482,000 and $651,000 for the three months ended June 30, 2010 and 2009, respectively, and $997,000 and $1,344,000 for the six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 2,093,770 shares of its common stock and had no shares available for future issuance.

As of June 30, 2010, under its 2006 Stock Plan, the Company had options outstanding to purchase 3,640,397 shares of its common stock, had outstanding 130,340 restricted shares of common stock and had available 1,205,314 shares available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Shares	Weighted average exercise price
Outstanding at January 1	4,900,598	$8.95
Options granted	1,167,942	4.02
Options exercised	(31,913)	2.47
Options cancelled	(302,460)	8.23
Outstanding at June 30	5,734,167	$8.02
Exercisable at June 30	3,665,111	$9.81

The weighted-average grant date fair values of options granted during the three months ended June 30, 2010 and 2009 were $3.53 and $1.90, respectively, and during the six months ended June 30, 2010 and 2009 were $3.28 and $2.01, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to senior management and non-employee directors. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares issued to non-employee directors and senior management vest over the service period.

The following table summarizes unvested restricted shares during the six months ended June 30, 2010:

	Shares	Weighted average grant date fair value
Outstanding at January 1	48,107	$5.14
Granted	113,248	4.02
Vested	(23,107)	2.38
Cancelled	(7,908)	4.02
Outstanding at June 30	130,340	$4.72

(8) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Compensation and benefits	$1,360	$2,792
Professional fees	981	1,229
Other	461	483
	$2,802	$4,504

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

Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche will reimburse all of the Company’s research, preclinical development and clinical development costs based upon research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. As of June 30, 2010, the Company has received approximately $16.9 million in research and development support under the Roche Agreement.

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

The $16 million non-refundable upfront license payment is being recognized ratably using the time-based model over the estimated 3.5 year performance period. Under the Roche Agreement, the Company recognized $1.1 million of license revenue in each of the three months ended June 30, 2010 and 2009, and $2.3 million in each of the six months ended June 30, 2010 and 2009. Reimbursements of research and development costs to the Company by Roche are recorded as cost sharing revenue in the period in which the related research and development costs are incurred. Under the Roche Agreement, the Company recognized $2.2 million and $2.7 million of cost sharing revenue in the three months ended June 30, 2010 and 2009, respectively, and $5.1 million in each of the six months ended June 30, 2010 and 2009. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period through mid-2012. No development milestones have been achieved as of June 30, 2010.

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

The $80 million non-refundable upfront license payment, together with $50 million in non-refundable operational milestones, the Company received from GSK were being recognized ratably using the time-based model over the estimated 15-year performance period. In the three months and six months ended June 30, 2009, the Company recognized $2.2 million and $5.1 million, respectively, of license and milestone revenue under the GSK Agreement. Upon the effectiveness of the termination of the GSK Agreement in the third quarter of 2009, the Company accelerated the recognition of approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement as it has no further obligation for deliverables under the GSK Agreement.

Reimbursements of development costs to the Company by GSK were recorded as cost sharing revenue in the period in which the related development costs were incurred. Reimbursements by the Company to GSK for costs GSK incurred under the development program were recorded as a reduction of cost sharing revenue in the period in which the costs were incurred by GSK. In the three months and six months ended June 30, 2009, the Company recognized, as a reduction to revenue, $1.3 million and $3.4 million, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

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

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates, which we refer to as the GSK Agreement. On June 10, 2009, following the suspension of our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The collaboration terminated on September 10, 2009. In December 2008, as amended in February 2010, we entered into a collaborative license agreement with Roche, or the Roche Agreement, for our CRACM inhibitor program, which is currently in the lead optimization stage. As of June 30, 2010, we have received $162.9 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $16.9 million in research and development funding, which, together with the net cash proceeds from equity financings and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $471.1 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of June 30, 2010, we had an accumulated deficit of $332.0 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

We have two clinical-stage programs and one preclinical-stage program in oncology:

STA-9090 (Hsp90 Inhibitor)

STA-9090 is a potent, injectable small molecule Hsp90 inhibitor drug candidate, with a novel chemical structure that is distinct from 17-AAG (tanespimycin) and other first generation, ansamycin-derivative Hsp90 inhibitors, such as IPI-504 (retaspimycin). Many of the known oncogenic proteins that play major roles in pathogenesis of solid tumor and hematologic malignancies are client proteins of Hsp90. By inhibiting Hsp90, STA-9090 causes the degradation of multiple client proteins and the subsequent death of cancer cells dependent on these proteins. STA-9090 has shown potent anti-cancer activity in a broad range of solid and hematologic cancers both in vitro and in vivo, as well as substantially greater potency and improved safety relative to first generation Hsp90 inhibitors. In clinical trials, STA-9090 has shown promising signs of single-agent clinical activity and an acceptable safety profile, without the serious liver and other toxicities observed with the first generation Hsp90 inhibitors nor the ocular/visual toxicities observed with some of the next generation Hsp90 inhibitors.

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

STA-9090 Preclinical Results

Experiments conducted by us and by our collaborators at the Dana-Farber Cancer Institute, Brigham and Women’s Hospital in Boston, University of Massachusetts Medical School in Worcester, The Ohio State University, University of Texas Health Center at San Antonio, and others have shown that STA-9090:

•                  potently inhibits many critical oncogenic proteins including HIF1, KIT, MET, HER2, EGFR, AKT, CDK4, BCR-ABL, BRAF, RAF1, and WT1;

•                  efficiently penetrates deep into the hypoxic regions of solid tumors where it can potently down-regulate HIF-1 expression;

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

•                  demonstrates enhanced activity in combination with several widely-used anti-cancer therapies including Taxol, Taxotere, Tarceva, and Avastin;

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

Many of these results were presented at recent scientific meetings including the April 2009 AACR meeting, the November 2009 AACR-NCI-EORTC meeting, the December 2009 ASH meeting, the January 2010 IASLC Targeted Therapies for the Treatment of Lung Cancer meeting, the March 2010 NCI ESMO Targeted Anticancer Targets meeting and the April 2010 AACR meeting. We are actively continuing our collaborations with leading academic researchers.  We use these preclinical results to help guide our clinical trial choices, for example, in designing trials that enrich for those patients with disease characteristics most likely to respond to treatment with STA-9090.

STA-9090 Ongoing Clinical Trials

STA-9090 is currently being evaluated in seven company-sponsored trials and four investigator sponsored trials.  We expect by the end of 2010, up to fifteen trials will have been initiated for STA-9090.

Ongoing company-sponsored trials with STA-9090 are:

•             two solid tumor Phase 1 trials, evaluating once-weekly and twice-weekly dosing schedules;

•             two trials in hematologic cancers, evaluating once-weekly and twice-weekly dosing schedules;

•             a Phase 2 trial in patients with non-small cell lung cancer, or NSCLC, initiated in December 2009;

•             a Phase 2 trial in patients with GIST, initiated in December 2009; and

•             a Phase 1/2 trial of STA-9090 in combination with docetaxel, initiated in July 2010.

Ongoing investigator-sponsored trials with STA-9090 are:

•             a Phase 2 trial in colon cancer, initiated in Q2 2010 at Memorial Sloan Kettering Cancer Center in New York;

•             a Phase 2 trial in gastric cancer, initiated in Q2 2010 at Massachusetts General Hospital in Boston;

•             a Phase 1/2 trial in hepatic cancer, initiated in July 2010 at Massachusetts General Hospital in Boston; and

•             a Phase 2 trial in small-cell lung cancer, initiated in July 2010 at Dana-Farber Cancer Institute in Boston.

In total, over 200 patients have been treated to date with STA-9090 across all trials. Results from these trials have shown that STA-9090 is well-tolerated, without the serious hepatic toxicities seen with first generation Hsp90 inhibitors, and without the commonly occurring ocular/visual toxicities seen with several second generation Hsp90 inhibitors. Encouraging signs of clinical activity have been seen in patients with lung cancer, renal cancer, GIST, melanoma, colorectal cancer, and certain leukemia types.  These cases of confirmed responses based on the Response Evaluation Criteria in Solid Tumors, or RECIST, and tumor shrinkage with long-duration disease stabilization have all been following treatment with STA-9090 as a single agent, i.e., not in combination with any other anti-cancer therapy.

Interim results from our Phase 1 solid tumor trials were presented at ASCO in June 2010. The Phase 1 trial with once-weekly schedule has completed enrollment. The dose-limiting toxicities observed at 259 mg/m2 were fatigue/asthenia and diarrhea. The maximum tolerated dose, or MTD, was identified as 216mg/m2, and the recommended Phase 2 dose was selected as 200mg/m2. Our Phase 1 trial in solid tumors with twice-weekly schedule has reached 120mg/m2 dose level and the MTD has not yet been determined. Our Phase 1 trial with in hematologic cancers with twice-weekly schedule has reached 110mg/m2 and the MTD has not yet been determined.  In our Phase 1/2 trial with once-weekly schedule in hematologic cancers, patients are being treated at 200mg/m2, the planned highest dose.

Over 70 patients have been treated in our Phase 2 trials to date.  Across all of these trials, STA-9090 has been administered at an initial dose of 200mg/m2 once-weekly. Safety reviews have confirmed findings from the Phase 1 trials: that STA-9090 is well tolerated at this dose level, without the serious hepatic toxicities seen with first generation Hsp90 inhibitors and without the commonly occurring ocular/visual toxicities seen with several second generation Hsp90 inhibitors.

Our Phase 1/2 trial of STA-9090 in combination with docetaxel was initiated in July 2010 and will evaluate the safety and activity in patients with cancers where docetaxel is commonly used, including lung cancer, prostate cancer, breast cancer, and others.

Our Phase 2 NSCLC trial is a single-arm, single-agent trial with patients assigned to three cohorts based on the genetic profile of their cancer. These genetic profiles result in cancers shown to have differing responses to commonly used therapies in lung cancer, such as kinase inhibitors, and therefore may respond differently to inhibition of Hsp90, which regulates a number of these kinases. The cohorts are: (1) patients with EGFR mutations, i.e., those patients with a mutation in the EGFR gene known to confer sensitivity to EGFR inhibitors such as Tarceva and Iressa;  (2) patients with kRAS mutations, i.e., those patients with a certain mutation in the kRAS gene; and (3) EGFR and kRAS wild-type genes, i.e., those patients whose cancers display neither of the prior two genetic mutations. The first stage of evaluation with STA-9090 consists of 14 patients in each of these cohorts. If certain interim efficacy criteria are achieved in a cohort, nine additional patients will be enrolled in that cohort.  In May 2010, we announced that one of the specified patient cohorts in the NSCLC trial met the interim efficacy criteria and enrollment has advanced to the second stage. That cohort was the third cohort listed above. We expect to announce further details regarding the NSCLC trial, including potentially presenting interim results, by the end of 2010.

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

Elesclomol: Targeting Mitochondrial Energy Production in Cancer Cells

Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death, or apoptosis, in cancer cells through a novel mechanism: targeting mitochondrial energy production in cancer cells.

Upon infusion, elesclomol binds copper in plasma, which causes a change in conformation that enables its uptake through membranes and into cells. Copper binds to elesclomol in an oxidative state called Cu(II). Once inside mitochondria, an interaction with the electron transport chain, or ETC, results in an electron moving from the ETC to elesclomol, and the copper being reduced from Cu(II) to Cu(I).  This process, which repeats in a chain reaction of redox reactions, increasing oxidative stress, and growing ETC disruption, ultimately overwhelms mitochondrial protective responses and triggers the mitochondrial apoptosis pathway.

This electrochemical means of targeting mitochondrial energy production represents a novel anti-cancer approach, entirely distinct from chemotherapy or kinase inhibition, with promising application across multiple cancer types.

Interaction with LDH

Elesclomol kills cancer cells in which the mitochondrial ETC is the dominant source of energy production.  This occurs under normal oxygen (normoxic) conditions.  When cells are under low oxygen (hypoxic) conditions, energy production shifts to glycolysis, producing energy from the conversion of glucose into other byproducts.  Under these conditions, elesclomol loses anti-cancer activity.

Glycolysis under hypoxic conditions is reflected in an increase in the levels of the enzyme lactate deyhdrogenase (LDH). This suggests that LDH may be a predictive biomarker for elesclomol activity.  Evidence that elesclomol anti-cancer activity correlates with oxygen conditions and level of LDH includes:

•    elesclomol shows potent activity, with IC50<10 nM in over 150 different cancer lines, against cells grown under normal oxygen conditions, but little to no activity against cells grown under hypoxic conditions;

•    elesclomol shows little to no activity against cells treated with CoCl2 , a chemical mimetic of hypoxia;

•    treating hypoxic cells with the LDH inhibitor oxamate, which induces a shift from glycolysis back to mitochondria-driven oxidative phosphorylation, restores elesclomol anti-cancer activity; and

•    within the same cancer type, elesclomol is less active in cell lines with high levels of HIF1a (hypoxia inducible factor 1 alpha) and LDH, markers of hypoxic conditions; and more active in cells with low levels of HIF1a and LDH.

These preclinical findings on correlation of anti-cancer activity with level of LDH are consistent with results observed in clinical trials with elesclomol.  In three double-blind, randomized, controlled clinical trials, elesclomol has shown clinical benefit only in those patients with low to normal baseline levels of LDH.  These results are summarized in the table below (ULN = upper limit of normal).

	Elesclomol – Ph 3 melanoma Paclitaxel +/- elesclomol; 1:1 randomization*			Elesclomol – Ph 2b NSCLC Carboplatin + paclitaxel +/- elesclomol; 86 patients; 1:1 randomization		Elesclomol – Ph 2b melanoma Paclitaxel +/- elesclomol; 78 patients; 2:1 randomization
					Median PFS (mo.)		Median PFS
		Hazard Ratio **			CP+E vs.		(mo.)
	N	PFS	OS	N	CP	N	P+E vs. P
LDH < or = 0.8x ULN	174	0.66***	0.85	35	4.6 vs. 3.1	32	7.1 vs. 3.5
LDH > 1x ULN	153	1.16	1.96***	26	2.8 vs. 6.3	34	1.7 vs. 1.6

* Data as of March 9, 2010 (ASCO 2010 presentation) for all patients enrolled as of November 1, 2008 (N=422 out of 651 total enrolled): those patients who had the opportunity to receive four cycles of treatment prior to February 25, 2009 study termination.

** Hazard ratio is an estimate of comparative risk between the two treatment groups. A hazard ratio of 1 can be interpreted as no decrease in risk, while a hazard ratio of 0.66 can be thought of as a 34% reduction in risk of occurrence for the event as compared to the control group.

*** p<0.05

While baseline level of LDH has been commonly accepted as a prognostic marker in many cancers, it has not been commonly used as a predictive marker of drug activity. The predictive value of LDH for drug activity, however, has recently been analyzed for two other compounds that act by affecting metabolic pathways: Avastin (bevacizumab) in metastatic melanoma, and Torisel (temsirolimus) in renal cancer. These results are summarized in the table below.

	Avastin BEAM trial; melanoma; Carboplatin + Paclitaxel +/- Bevacizumab; 214 patients; 2:1 randomization [1]			Torisel Global ARCC Trial; renal cancer; Torisel vs. IFNa, 404 patients; 1:1 randomization [2]
		Hazard Ratio			Hazard Ratio
	N	PFS	OS	N	PFS	OS*
LDH < 1x ULN	128	0.89	1.25	140	N/A	0.90
LDH > or = 1x ULN	84	0.65	0.53**	264	N/A	0.56**

* Analysis for treatment interaction with LDH: p=0.016

** p<0.05

(1)   “BEAM: A randomized Phase II study evaluating the activity of bevacizumab in combination with carboplatin plus paclitaxel in patients with previously untreated advanced melanoma”; SJ O’Day et al; ECCO/ESMO 2009

(2)   “Serum lactate dehydrogenase (LDH) is a predictive biomarker for mTor inhibition in metastatic renal cell carcinoma”; AJ Armstrong et al; ASCO 2010

In each of these cases, treatment shows greater benefit in patients with elevated baseline LDH and reduced benefit in patients with normal baseline LDH.  These observations are consistent with the current understanding of the mechanisms of action of these drugs.  Both of these agents target pathways that are induced under low oxygen (hypoxic) conditions: Avastin targets VEGF, and Torisel targets mTOR.  Elesclomol, in contrast, shows activity preferentially under normal oxygen (normoxic) conditions.

The consistency of the preclinical and clinical findings with elesclomol; the pattern observed across three blinded, randomized, controlled trials; and the emerging evidence that LDH may play an important predictive role for drugs acting through metabolic pathways, are encouraging evidence that elesclomol can provide clinical benefit in patients with low to normal levels of LDH, and that future clinical trials in these patient populations are warranted.

The recent results on the value of LDH as a predictive biomarker for elesclomol and the other drugs acting through metabolic pathways also suggest that similar analysis in other tumor types for these and related agents may be important for identifying patient groups that are most responsive to treatment with these agents.

Clinical Trials

In December 2009, results from our collaboration with researchers at Princess Margaret Hospital — University Health Network in Toronto, Ontario, were presented at the annual American Society for Hematology showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients.  We expect to initiate a Phase 1/2 trial of elesclomol in AML patients by the end of 2010.

Clinical trials for elesclomol in additional solid tumor cancers are currently under discussion with investigators.  We expect one or more new solid tumor cancer trials, sponsored by investigators or other third-parties, to initiate by the first half of 2011.

Further information on new clinical trials with elesclomol will be presented as the trials initiate.

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

The financial terms of the Roche Agreement include a $16 million non-refundable upfront license fee that we received in January 2009, and reimbursement by Roche of all of our research, preclinical development, and clinical development costs, based upon the research and development plans agreed to by the parties. These costs include committed research support over the initial two year research period, the duration of which may be extended upon mutual agreement by the parties. As of June 30, 2010, we have received approximately $16.9 million in research and development support under the Roche Agreement. We are also eligible to receive milestone payments and royalties for products developed as a result of this collaboration. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-licensed compound basis upon providing advance written notice, but may not do so with respect to all licensed compounds until after a specified date.

Financial Operations Overview

Revenue

We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues have been generated primarily through partnership agreements with GSK and Roche. The terms of these agreements include payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under the Roche Agreement and from future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

Consolidated Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Collaboration Revenue

	Three Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
License and milestone revenue—Roche	$1.1	$1.1	—	—%
License and milestone revenue—GSK	—	2.2	(2.2)	(100)%
	1.1	3.3	(2.2)	(67)%
Cost sharing reimbursements, net—Roche	2.2	2.6	(0.4)	(15)%
Cost sharing reimbursements, net—GSK	—	(1.3)	1.3	(100)%
	2.2	1.3	0.9	69%
Total collaboration revenue	$3.3	$4.6	$(1.3)	(28)%

In the three months ended June 30, 2010, license and milestone revenue decreased by $2.2 million over the three months ended June 30, 2009 due to the termination of the GSK Agreement that was effective in September 2009. In the three months ended June 30, 2010, cost sharing reimbursements increased by $0.9 million over the three months ended June 30, 2009, principally due to $1.3 million in non-recurring net cost sharing reimbursements due to GSK that were recognized in the second quarter of 2009. (See Notes 2, 9 and 10 in the accompanying condensed consolidated financial statements.)

Research and Development Expense

	Three Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
Clinical-stage drug candidates
STA-9090	$6.3	$3.6	$2.7	75%
Elesclomol	0.5	2.9	(2.4)	(83)%
Apilimod	0.1	0.1	—	—%
Total clinical-stage drug candidates	6.9	6.6	0.3	5%
CRACM	1.8	2.4	(0.6)	(25)%
Other early stage programs	1.0	1.1	(0.1)	(9)%
Total research and development	$9.7	$10.1	$(0.4)	(4)%

In the three months ended June 30, 2010, costs incurred under our STA-9090 program increased by $2.7 million over the three months ended June 30, 2009, including increases of $1.6 million for personnel costs, related research supplies, operational overhead and stock compensation, and $1.1 million for external costs. These increases were principally due to the advancement of clinical development, including eight ongoing clinical trials and supporting drug supply, as well as efforts in support of additional clinical trials planned to be initiated in the second half of 2010.

In the three months ended June 30, 2010, costs incurred under our elesclomol program decreased by $2.4 million over the three months ended June 30, 2009, including decreases of $1.5 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.9 million for external costs. These decreases were principally due to non-recurring costs incurred in 2009 resulting from the suspension of our elesclomol program in the first quarter of 2009, offset in part by efforts in support of the planned  restart of clinical development in the second half of 2010. On February 26, 2009, we suspended the SYMMETRY trial, which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elesclomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction.

In the three months ended June 30, 2010, costs incurred under our apilimod program remained unchanged as compared to the three months ended June 30, 2009.

In the three months ended June 30, 2010, costs incurred under our CRACM program decreased by $0.6 million over the three months ended June 30, 2009, due to a $0.6 million decrease for personnel costs, related research supplies, operational overhead and stock compensation. The decrease in internal-related costs reflects the realignment of our resources to focus on advancing the research program to identify the second licensed compound thereby shifting preclinical and clinical development of the first licensed compound to Roche.

In addition, in the three months ended June 30, 2010, costs incurred under our other early-stage programs decreased by $0.1 million over the three months ended June 30, 2009, due to a decrease of $0.2 million for personnel costs, related research supplies, operational overhead and stock compensation, offset by an increase of $0.1 million for external costs.

General and Administrative Expense

	Three Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
General and administrative	$2.7	$3.0	$(0.3)	(10)%

The decrease in general and administrative expense principally resulted from decreases of $0.1 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009, and $0.2 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes.

Other (Expense) Income, net

	Three Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
Other (expense) income, net	$(0.1)	$(0.1)	—	—%

A decrease in interest expense due to lower capital equipment lease balances was offset in part by lower investment income due to declining interest rates and lower average cash balances.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Collaboration Revenue

	Six Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
License and milestone revenue—Roche	$2.3	$2.3	—	—%
License and milestone revenue—GSK	—	5.1	(5.1)	(100)%
	2.3	7.4	(5.1)	(69)%
Cost sharing reimbursements, net—Roche	5.1	5.1	—	—%
Cost sharing reimbursements, net—GSK	—	(3.3)	3.3	(100)%
	5.1	1.8	3.3	183%
Total collaboration revenue	$7.4	$9.2	$(1.8)	(20)%

In the six months ended June 30, 2010, license and milestone revenue decreased by $5.1 million over the six months ended June 30, 2009 due to the termination of the GSK Agreement that was effective in September 2009. In the six months ended June 30, 2010, cost sharing reimbursements increased by $3.3 million over the six months ended June 30, 2009, principally due to $3.3 million in non-recurring net cost sharing reimbursements due to GSK that were recognized in the first half of 2009. (See Notes 2, 9 and 10 in the accompanying condensed consolidated financial statements.)

Research and Development Expense

	Six Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
Clinical-stage drug candidates
STA-9090	$12.4	$5.8	$6.6	114%
Elesclomol	1.1	18.6	(17.5)	(94)%
Apilimod	0.2	0.3	(0.1)	(33)%
Total clinical-stage drug candidates	13.7	24.7	(11.0)	(45)%
CRACM	4.3	4.4	(0.1)	(2)%
Other early stage programs	1.9	3.6	(1.7)	(47)%
Total research and development	$19.9	$32.7	$(12.8)	(39)%

In the six months ended June 30, 2010, costs incurred under our STA-9090 program increased by $6.6 million over the six months ended June 30, 2009, including increases of $4.5 million for personnel costs, related research supplies, operational overhead and stock compensation, and $2.1 million for external costs. These increases were principally due to the advancement of clinical development, including eight ongoing clinical trials and supporting drug supply, as well as efforts in support of additional clinical trials planned to be initiated in the second half of 2010.

In the six months ended June 30, 2010, costs incurred under our elesclomol program decreased by $17.5 million over the six months ended June 30, 2009, including decreases of $6.9 million for personnel costs, related research supplies, operational overhead and stock compensation, and $10.6 million for external costs. These decreases were principally due to non-recurring costs incurred in 2009 resulting from the suspension of our elesclomol program in the first quarter of 2009, offset in part by efforts in support of the planned  restart of clinical development in the second half of 2010. On February 26, 2009, we suspended the SYMMETRY trial, which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elesclomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction.

In the six months ended June 30, 2010, costs incurred under our apilimod program decreased by $0.1 million over the six months ended June 30, 2009, due to a $0.1 million decrease for external costs.

In the six months ended June 30, 2010, costs incurred under our CRACM program decreased by $0.1 million over the six months ended June 30, 2009, including an increase of $0.3 million for personnel costs, related research supplies, operational overhead and stock compensation, offset by a decrease of $0.4 million for external costs. The increase in internal-related costs reflects the realignment of our resources to focus on advancing the research program to identify the second licensed compound thereby shifting preclinical and clinical development of the first licensed compound to Roche.

In addition, in the six months ended June 30, 2010, costs incurred under our other early-stage programs decreased by $1.7 million over the six months ended June 30, 2009, due to decreases of $1.3 million for personnel costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs.

General and Administrative Expense

	Six Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
General and administrative	$5.8	$7.1	$(1.3)	(18)%

The decrease in general and administrative expense principally resulted from decreases of $0.4 million for personnel costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009, and $0.9 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes.

Other (Expense) Income, net

	Six Months Ended June 30,		2010 to 2009 Change
	2010	2009	$	%
	(dollars in millions)
Other (expense) income, net	$(0.1)	$(0.1)	—	—%

A decrease in interest expense due to lower capital equipment lease balances was offset in part by lower investment income due to declining interest rates and lower average cash balances.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(dollars in millions)
Cash, cash equivalents and marketable securities	$48.7	$60.5
Working capital	37.1	32.6
Cash flows (used in) provided by:
Operating activities	(21.6)	(11.3)
Investing activities	(6.1)	(7.6)
Financing activities	26.1	(1.2)
Capital expenditures (included in investing activities)	(0.1)	(0.5)

In the six months ended June 30, 2010, our operating activities used cash of $21.6 million, including the receipt of $4.9 million in partnership payments by Roche offset by $26.5 million in net cash used in operations. In the six months ended June 30, 2009, our operating activities used cash of $11.3 million, including the receipt of $30.2 million in partnership payments by GSK and Roche offset by $41.5 million in net cash used in operations. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

Our investing activities used cash of $6.1 million in the six months ended June 30, 2010, including purchases of marketable securities in the amount of $6.0 million and purchases of property and equipment in the amount of $0.1 million. Our investing activities used cash of $7.6 million in the six months ended June 30, 2009, including purchases of marketable securities in the amount of $29.7 million and purchases of property and equipment in the amount of $0.5 million, offset by maturities of marketable securities of $22.6 million.

Our financing activities provided cash of $26.1 million in the six months ended June 30, 2010. In January 2010, we raised $26.7 million in net offering proceeds from the sale of 6,388,889 shares of our common stock at $4.50 per share in an underwritten public offering. We repaid $0.7 million and $1.2 million in capital equipment leases in the six months ended June 30, 2010 and 2009, respectively.

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

Liquidity

As of June 30, 2010, we had $48.7 million in cash, cash equivalents and marketable securities, an increase of $4.5 million from $44.2 million as of December 31, 2009. This increase principally reflects $26.7 million in net proceeds from the public offering of our common stock that we completed in January 2010 and $4.9 million in payments from Roche for research and development support, offset by cash used in operations as discussed under “Cash Flows” above.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs—STA-9090, elesclomol, STA-9584, and apilimod—which could result in one or more new partnership agreements in 2010 that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our existing funds, together with expected research and development reimbursements and $5 million of milestone payments anticipated in connection with certain preclinical and clinical achievements under the Roche Agreement, will be sufficient to fund operations into 2012.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force” (ASU 2010-17). This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adopting this pronouncement.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 that we have filed with the SEC, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of June 30, 2010, we had cash, cash equivalents and marketable securities of $48.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the six months ended June 30, 2010, our investment income was negligible.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the addition of the following risk factor:

Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for any approved products.

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs.

Additional provisions of the Healthcare Reform Act, may negatively affect our potential revenues in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for any approved products or the amounts of reimbursement available for approved products from governmental agencies or third-party payors. While in general it is too early to predict specifically what effect the Health Reform Act and its implementation or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits

10.1	Amended and Restated 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2010 (File No. 001-33277).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: August 9, 2010	By:	/s/ SAFI R. BAHCALL, PH.D.
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2010	By:	/s/ KEITH S. EHRLICH
Keith S. Ehrlich
Vice President Finance and Administration,
Chief Financial Officer (principal
accounting and financial officer)