Form 10-K
period 2010-12-31
SYNTA PHARMACEUTICALS CORP
filed 2011-03-11
CIK 1157601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was $61,839,072.

         As of March 4, 2011 the registrant had 42,166,779 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 26, 2011.

 PART I

Item 1.    BUSINESS

The Company

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials for treating multiple types of cancer and several drug candidates in the preclinical stage of development. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We have granted Hoffman-La Roche, or Roche, an exclusive license to develop and commercialize certain compounds from our calcium release activated calcium modulator, or CRACM, program resulting from our research partnership with them. We retain full ownership of all of our other drug candidates.

        In 2010, we made significant progress in advancing our drug candidates and achieved a number of other important milestones in our other programs, including:

  Ganetespib (formerly STA-9090)

    •
    Initiated multiple new Phase 2 trials at leading academic centers and achieved a cumulative total enrollment of over 350 patients across all of our trials.

    •
    Demonstrated that ganetespib as a single agent can induce durable tumor responses and sustained tumor shrinkage in heavily pre-treated patients with advanced lung cancer, breast cancer, gastric cancer, colorectal cancer, renal cancer, melanoma and Gleevec-resistant gastrointestinal stromal tumors, or GIST.

    •
    Showed a favorable safety profile with no evidence of the serious liver and common ocular toxicities seen with other Hsp90 inhibitors.

    •
    Developed plans for a multi-national, randomized, registration-enabling Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in non-small cell lung cancer, or NSCLC, to begin in the second quarter of 2011.

  Elesclomol

    •
    Initiated a clinical trial of elesclomol in combination with paclitaxel in advanced ovarian cancer, being conducted by the Gynecological Oncology Group and supported by the National Cancer Institute.

    •
    Initiated a single agent, dose optimization clinical trial of elesclomol in acute myeloid leukemia, or AML.

    •
    Established strong scientific and clinical evidence that lactate dehydrogenase, or LDH, is a predictive biomarker for clinical activity of elesclomol, i.e., that level of LDH can serve to identify those patients most likely to derive benefit from treatment with elesclomol. Incorporated use of this biomarker into all ongoing and planned trials for elesclomol.

    •
    Developed plans for a multi-national randomized clinical trial in NSCLC to start in the second quarter of 2011.

  Other

    •
    Completed the research term of our collaboration with Roche, exclusively licensing several CRACM inhibitor compounds to Roche for further preclinical and clinical development.

    •
    Received a funding commitment from the Multiple Myeloma Research Foundation, or MMRF, of up to $1 million to support a clinical trial of ganetespib in combination with bortezomib (Velcade) in multiple myeloma.

    •
    Received four awards totaling approximately $1 million under the US Internal Revenue Service Qualifying Therapeutic Discovery Project program.

    •
    Received a $1 million funding recommendation from the Department of Defense, or DoD, to advance studies of our vascular disrupting agent, or VDA, STA-9584 against advanced prostate cancer.

We believe that our competitive advantages include:

  •
  the broad clinical and commercial potential of our drug candidates;

  •
  the strength of our intellectual property portfolio, consisting of over 700 issued and pending patents;

  •
  our proprietary chemical compound library and the strength of our drug discovery platform, with which we have generated all of our drug candidates;

  •
  our ability to integrate discovery, translational, and clinical research to optimize our scientific and clinical choices and further strengthen our intellectual property position;

  •
  our operational experience in effectively managing large-scale global clinical programs;

  •
  the full ownership of our programs, which creates strategic flexibility in partnership discussions that can be used to enhance the value we may ultimately capture from our drug candidates;

  •
  our strong network of relationships with leading investigators and institutions, which facilitates our ability to conduct clinical trials efficiently; and

  •
  the skills, talent, and level of industry experience of our employees.

We believe that these competitive advantages provide us with multiple, sustainable growth opportunities.

Company Strategy

        Our strategy is to discover, develop, and commercialize novel small molecule drug candidates for treating severe medical conditions, including cancer and chronic inflammatory diseases, using our unique collection of assets, technologies, and capabilities in drug discovery and development. Important elements of our long-term strategy include:

  •
  using our proprietary compound library and discovery platform to continue to generate promising new drug candidates with distinct chemical structures, novel mechanisms of action, and broad therapeutic potential;

  •
  exploiting the unique, first-in-class / best-in-class potential of our existing drug candidates to establish and achieve sustainable advantages relative to other therapeutic options;

  •
  using our translational research and biomarker identification capabilities, together with our collaborations with leading researchers and investigators, to identify the patient populations most likely to derive benefit from our drug candidates and using those findings to optimize our clinical trial choices;

  •
  maintaining the flexibility to partner or retain individual programs, globally or regionally, to achieve creative and favorable partnership structures;

  •
  maintaining a strong cash position, such that we have multiple options for continuing to advance our drug candidates—either on our own or with a partner; and

  •
  using our discovery and development capabilities to expand and protect our intellectual property position for each of our programs.

Our Drug Candidate Pipeline

        The following table summarizes the current status of our most advanced research and development programs:

	Product Candidate	Disease	Stage	Development Status
Oncology	Ganetespib Hsp90 inhibitor
	(Company-Sponsored Phase 2, Phase 3 Trials)	Non-small cell lung cancer	Phase 2b/3	Expect to initiate in Q2 2011
		Non-small cell lung cancer	Phase 2	Ongoing
		Gastrointestinal stromal tumors	Phase 2	Ongoing
		Hematologic cancers (once per week administration)	Phase 1/2	Ongoing
	(Investigator-Sponsored Phase 2 Trials)	Colorectal cancer	Phase 2	Ongoing
		Gastric cancer	Phase 2	Ongoing
		Small cell lung cancer	Phase 2	Ongoing
		Ocular melanoma	Phase 2	Ongoing
		Pancreatic cancer	Phase 2	Ongoing
		Prostate cancer	Phase 2	Ongoing
		Breast cancer	Phase 2	Ongoing
		Hepatocellular (liver) cancer	Phase 1/2	Ongoing
	(Phase 1 trials)	Solid tumors in combination with docetaxel	Phase 1	Ongoing
		Hematologic cancers (twice per week administration)	Phase 1	Ongoing
		Solid tumors (once per week administration)	Phase 1	Ongoing
		Solid tumors (twice per week administration)	Phase 1	Ongoing
	Additional Hsp90 inhibitors	Cancer	Preclinical development	Ongoing
	Elesclomol Mitochondria-targeting agent	Non-small cell lung cancer	Phase 2b	Expect to initiate in Q2 2011
		Ovarian cancer	Phase 2	Ongoing
		Acute myeloid leukemia	Phase 1	Ongoing
	STA-9584 Vascular disrupting agent	Prostate cancer	Preclinical development	Ongoing
Inflammatory Diseases	CRACM channel inhibitors	Autoimmune diseases Respiratory conditions Transplant	Preclinical development	Ongoing
	IL-12/23 inhibitors	Autoimmune diseases	Lead optimization	Ongoing

        We have granted Roche an exclusive license to develop and commercialize certain compounds from our CRACM program resulting from our research partnership with them, which ended in December 2010. We retain full ownership of all of our other drug candidates.

        In the above table and throughout this report, lead optimization indicates a stage at which compounds have shown activity, selectivity, and efficacy in animal models, as well as an acceptable preliminary safety profile. These compounds are being optimized for selectivity and potency, drug-like properties, and safety before entering into preclinical development. Preclinical development activities include manufacturing, formulation, pharmacology and full toxicology studies prior to initiating a Phase 1 clinical trial. Phase 1 indicates initial clinical safety testing and pharmacological profiling in healthy volunteers, with the exception that Phase 1 clinical trials in oncology are typically performed in patients with cancer. Phase 2 involves efficacy testing and continued safety testing in patients with a specific disease. There are multiple types of Phase 2 trials: Phase 2 trials may include a Phase 1 dose-escalation stage (Phase 1/2); they may be single-arm, with relatively few patients (Phase 2a); or they may be randomized and controlled, with a larger number of patients (Phase 2b). Phase 3 indicates a confirmatory study of efficacy and safety in a larger patient population, and may involve comparison with placebo, standard treatments, or other active comparators.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

  •
  Ganetespib, Hsp90 inhibitor.  Ganetespib is a potent, synthetic, small molecule inhibitor of Hsp90, a chaperone protein that is essential to the function of certain other proteins, for example tyrosine kinases, that drive the growth, proliferation, and survival of many different types of cancer. Ganetespib is structurally unrelated to the ansamycin family of first-generation Hsp90 inhibitors (such as 17-AAG and IPI-504) and has shown superior activity to these agents in preclinical studies. Ganetespib is currently being evaluated in eleven Phase 2 clinical trials, with several additional trials expected to initiate in 2011, both as a single agent, or monotherapy, and in combination with other therapies. We expect to initiate a randomized, Phase 2b/3 NSCLC clinical trial in combination with docetaxel, which is designed to be registration-enabling, in the second quarter of 2011.

  •
  Elesclomol, mitochondria-targeting agent.  Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death, or apoptosis, in cancer cells by disrupting cancer cell mitochondrial metabolism. Results from three randomized clinical trials and subsequent research have established that patient baseline serum level of LDH is an important predictor of elesclomol treatment outcome. Elesclomol is currently in a clinical trial in ovarian cancer in combination with paclitaxel and a clinical trial in AML as a single agent. We expect to begin one or more new trials with elesclomol in 2011, including a randomized Phase 2b clinical trial in NSCLC.

  •
  STA-9584, vascular disrupting agent.  STA-9584, our novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, is in preclinical development. The DoD has recommended a $1 million grant to advance the investigation of STA-9584 against advanced prostate cancer. We expect to begin studies supported by this grant in the first half of 2011.

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

        According to a 2009 IMS health report, oncology products are the largest therapeutic class of pharmaceuticals in the world with global sales of $52.4 billion in 2009.

Ganetespib (Hsp90 Inhibitor)

        Ganetespib is a potent, synthetic inhibitor of Hsp90. Many of the known oncogenic proteins that play major roles in pathogenesis of solid tumor and hematologic malignancies are client proteins of Hsp90. By inhibiting Hsp90, ganetespib causes the degradation of these client proteins and the subsequent death of cancer cells dependent on these proteins. Ganetespib has shown potent anticancer activity in a broad range of solid and hematologic cancers both in vitro and in vivo, including cancers resistant to targeted agents and chemotherapies.

        In clinical trials to date, ganetespib has shown encouraging evidence of clinical activity, including prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors. Currently, over 350 patients have been treated with ganetespib across all trials. Ganetespib has been well tolerated to date, with no evidence of the serious liver or common ocular toxicities seen with other Hsp90 inhibitors. The most common adverse event seen with ganetespib is diarrhea, which has been manageable and reversible with standard supportive care.

Ganetespib's Mechanism of Action

        Ganetespib potently inhibits Hsp90, a chaperone protein required for the proper folding and activation of other cellular proteins, particularly kinases. Many of these "client proteins" of Hsp90—such as AKT, BCR-ABL, BRAF, KIT, MET, EGFR, FLT3, HER2, PDGFRA, VEGFR—have been shown to be critical to cancer cell growth, proliferation, and survival and are the targets of clinically validated and approved cancer drugs, such as Gleevec, Avastin, Herceptin, Sutent, Nexavar, Tarceva, and Erbitux. In preclinical studies, inhibiting Hsp90 causes the degradation of multiple client proteins and leads to cancer cell death.

Ganetespib Preclinical Results

        Experiments conducted by us and by our collaborators at the Dana-Farber Cancer Institute, Brigham and Women's Hospital in Boston, University of Massachusetts Medical School in Worcester, The Ohio State University, University of Texas Health Center at San Antonio, and others have shown that ganetespib:

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

  •
  persists selectively in tumors, with a tumor half-life up to 20 times longer in duration than the half-life in plasma or normal tissues such as lung or liver;

  •
  demonstrates complementary anti-cancer activity, or synergy, with several widely-used anti-cancer therapies including Taxol, Tarceva, and Avastin;

  •
  has activity in models of cancer that have become resistant to approved tyrosine kinase inhibitors such as Gleevec, Sutent, Tarceva, and Sprycel—including the BCR-ABL T315I mutation in leukemia; the EGFR T790M mutation in lung cancer; and the KIT V654A or D820A mutations in GIST; and

  •
  in prodrug form, generated pronounced single-agent tumor responses in a canine clinical trial, including over 80% tumor shrinkage in dogs with certain rapidly progressing cancers.

Ganetespib Clinical Trials

  Phase 1 Clinical Trials

        We initiated a series of Phase 1, open-label trials in patients with solid-tumor and hematologic cancers to identify the maximum tolerated dose, or MTD, of ganetespib based on once-weekly and twice-weekly intravenous dosing schedules. Preliminary results were presented at the meeting of the American Society of Clinical Oncology, or ASCO, 2010 for the solid-tumor trials and at the meeting of the American Society of Hematology, or ASH, 2010 for the hematologic cancer trials.

        We observed encouraging signs of clinical activity in these trials including durable tumor shrinkage or confirmed Response Evaluation Criteria in Solid Tumors, or RECIST, responses in patients with lung cancer, renal cancer, Gleevec-resistant GIST, melanoma, triple-negative breast cancer and colorectal cancer. These patients had progressed on, or failed to respond to, numerous prior therapies, including chemotherapies such as carboplatin and paclitaxel, and targeted agents such as Avastin, Sutent, Gleevec and Tarceva. Certain patients have remained on treatment with ganetespib for over one year.

        A maximum tolerated dose of 216 mg/m2 was established in the solid tumor Phase 1 study with once-weekly dosing schedule and 200 mg/m2 was chosen as the recommended Phase 2 dose. The most commonly reported adverse event across these trials was diarrhea, which was manageable and reversible. There was no evidence of the serious liver or common ocular toxicities seen with other Hsp90 inhibitors.

  Phase 2 Clinical Trials

        In December 2009, we initiated a Phase 2 trial for ganetespib, administered as monotherapy in patients with advanced NSCLC who have progressed on, or failed to respond to, prior treatments. In September 2010, we announced the expansion of this trial from up to 69 patients to up to 146 patients. We decided to expand the trial based on encouraging activity observed in the first stage of the two stage clinical trial in patients having tumors with a specific genetic profile, namely the EGFR and KRAS wild type mutational status. In addition, a new patient cohort was created to allow certain patients from the trial who had received treatment with ganetespib and were showing a mixed response—for example, shrinkage of certain tumor lesions, but growth of other tumor lesions—to continue treatment with ganetespib while adding treatment with docetaxel to the regimen.

        In February 2011, we presented preliminary results from patients with EGFR and KRAS wild type tumors. Of 33 evaluable patients, 22 showed target lesion stabilization (growth <20% at 8 weeks); 10 showed target lesion tumor shrinkage; and three showed confirmed partial responses per RECIST criteria (target lesion shrinkage >30%). The observed tumor responses were durable, with the three patients all continuing to receive treatment, two having been on treatment for six months and one for fourteen months. We believe that these results demonstrate that ganetespib is clinically active, as a single agent, in patients with advanced relapsed or refractory NSCLC.

        A favorable safety profile was also observed in this patient population. The highest incidence of treatment-related grade 3 or 4 adverse events, or AEs, were fatigue (8%), diarrhea (6%) and insomnia (6%). The most common adverse event was diarrhea, which was manageable and reversible. There was no evidence of the serious liver or common ocular toxicities seen with other Hsp90 inhibitors. This differentiated safety profile relative to other Hsp90 inhibitors is consistent with Phase 1 results and results from our other ongoing clinical trials with ganetespib, constituting over 350 patients treated to date.

        This Phase 2 NSCLC trial of ganetespib is ongoing. Additional results from this trial are expected to be presented by mid-2011.

        In addition to the Phase 2 NSCLC trial, two other company-sponsored clinical trials of ganetespib have been initiated to date: a Phase 1/2 clinical trial in hematologic cancers with a once-a-week dosing schedule and a Phase 2 clinical trial in GIST. While ganetespib showed some evidence of clinical activity in these trials, our near-term plans for company-sponsored trials are focused on advancing ganetespib in NSCLC. We are in discussions to continue development of ganetespib in GIST and hematologic cancers in investigator-sponsored or cooperative-group-sponsored trials.

        In 2010, we also began collaborating with a number of clinical investigators to develop plans for testing ganetespib in specific tumor types in several different investigator-sponsored trials, or ISTs. An IST is a clinical trial conducted with an institution in which the principal investigator makes the regulatory filings and is responsible for the conduct of the trial, including adverse event reporting, data collection and analysis. ISTs typically enroll a relatively small number of patients and are limited to one or a few clinical sites. While we have less control over the conduct of ISTs compared to company sponsored trials, ISTs tend to be considerably less expensive than company sponsored clinical trials.

        Eight ganetespib ISTs have been initiated to date, including Phase 2 trials in colorectal cancer, gastric cancer, small cell lung cancer, ocular melanoma, pancreatic cancer, prostate cancer, and breast cancer. In addition, a Phase 1/2 IST was initiated in hepatocellular (liver) cancer. We expect initial results from certain of these ISTs in the second half of 2011.

        In January 2011, we announced that the MMRF will provide funding of up to $1 million for a Phase 1 trial evaluating ganetespib as a single agent and in combination with Velcade for the treatment of relapsed multiple myeloma. We expect this trial to begin in the second half of 2011. We expect to initiate several additional ISTs in 2011 that will evaluate ganetespib in other tumor types or in combination with additional chemotherapy or targeted agents.

        Many of the clinical and preclinical results described above were presented at recent scientific meetings including the 8th Annual International Symposium on Targeted Anticancer Therapies (March 2010), April 2010 AACR meeting, ASCO 2010, 11th International Lung Cancer Congress (July 2010), 22nd EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics (November 2010), the December 2010 ASH meeting, 33rd Annual San Antonio Breast Cancer Symposium (December 2010), and the 11th Annual Targeted Therapies of the Treatment of Lung Cancer meeting (February 2011).

Future Plans for Ganetespib

        Our future plans for ganetespib focus on advancing this drug candidate broadly along five dimensions:

  1)
  As a monotherapy, in certain biomarker-defined patient populations

    Certain specific gene mutational profiles have been associated with "Hsp90 addicted" cancers, in which treatment with ganetespib as a single agent has potential to produce pronounced, durable tumor regression.

  2)
  In combination with taxanes, such as docetaxel and paclitaxel, in multiple tumor types in which taxanes are used

    Preclinical evidence suggests pronounced synergy between the underlying anti-cancer effects of taxanes and Hsp90 inhibition. We believe that this synergy may be due to the ability of Hsp90 inhibition to sensitize cells to killing by taxanes, and to suppress certain mechanisms by which cells escape killing by taxanes.

  3)
  In combination with certain tyrosine kinase inhibitors, angiogenesis inhibitors, and/or proteasome inhibitors

    Certain compounds with these mechanisms have shown promising preclinical evidence of synergy in combination with ganetespib. These include compounds that inhibit VEGF, such as Avastin; compounds that inhibit EGFR, such as Tarceva or Iressa; compounds that inhibit the IGF1R, PI3K/mTOR/AKT pathway, such as Torisel; and compounds that act via proteasome inhibition, such as Velcade.

  4)
  In breast cancer or prostate cancer, as a potential way to increase sensitivity to hormone receptor antagonist therapy and delay the time to treatment with chemotherapy

    Because estrogen receptor and androgen receptor are client proteins of Hsp90, and because early stages of breast cancer and prostate cancer are believed to be due to aberrant signaling through these receptors, treatment with ganetespib may provide benefit in these earlier stages of breast cancer, before chemotherapy is used. Data presented at the San Antonio Breast Cancer Symposium in December 2010 showed that co-administration with ganetespib can restore sensitivity to and improve the anti-cancer activity of hormone receptor antagonist therapy in breast cancer.

  5)
  As a means of sensitizing tumors to radiation therapy

    Radiation therapy causes a rapid increase in stress inside cells and the unfolding and subsequent inactivation of proteins, leading to cell death. Hsp90 provides an important means by which cells repair protein unfolding and recover from this increased stress. By inhibiting Hsp90 function, we believe that ganetespib can suppress this repair mechanism. Preclinical experiments showed promising synergy of ganetespib in combination with radiotherapy.

Phase 2b/3 Trial in NSCLC

        We are planning to initiate a Phase 2b/3 trial in NSCLC of ganetespib plus docetaxel versus docetaxel alone in the second quarter of 2011. This trial is being designed as a registration-enabling program with two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone. This part of the trial will be used to build the clinical and operational experience needed to optimize the design of the second stage, Phase 3 portion of the trial. For example, we may use information obtained in the Phase 2b stage of the trial to refine patient inclusion/exclusion criteria to enrich the Phase 3 portion with those patients that show the greatest benefit from the addition of ganetespib. The second stage, Phase 3 portion of the trial is expected to enroll between 400 to 600 patients.

        We expect interim results from the first stage, Phase 2b portion of the trial by the end of 2011 or early 2012; with final results expected later in 2012. We expect interim results from the second stage, Phase 3 portion of the trial by the end of 2012 or early 2013; with final results expected later in 2013. We will discuss additional trial design details as the trial starts.

Additional Hsp90 Inhibitors

        We are currently developing a new series of Hsp90 inhibitor compounds that may be orally administered and may be more suitable for long-term treatment settings, such as adjuvant or maintenance therapy in oncology. We have also characterized additional small molecule, injectable Hsp90 inhibitors that provide options for future development. These compounds are in the lead optimization stage.

Elesclomol (Mitochondria-Targeting Agent)

        Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death, or apoptosis, in cancer cells through a novel mechanism: disrupting cancer cell energy metabolism by selectively targeting the electron transport chain in cancer cell mitochondria.

Elesclomol's Mechanism of Action

        Our preclinical data suggests that upon infusion, elesclomol binds copper in plasma, causing a structural change enabling its uptake through membranes and into cells. Elesclomol binds copper in a positively charged state called Cu(II). Once inside mitochondria, the elesclomol-Cu(II) complex interacts with the energy production mechanism of the cell, or the electron transport chain. This interaction reduces the copper from Cu(II) to Cu(I), resulting in a cascade of reduction-oxidation, or redox, reactions, that causes a rapid increase of oxidative stress, disruption of mitochondrial energy production, and ultimately, triggering of the mitochondrial apoptosis pathway. Although mitochondria generate energy for cells, they can induce apoptosis under certain conditions, such as high levels of oxidative stress. By increasing oxidative stress inside mitochondria and inducing apoptosis, we believe that elesclomol attacks cancer cells through a new mechanism that may provide a means to overcome resistance to traditional chemotherapy or targeted therapy. Elesclomol has shown potent cancer-cell killing activity against a broad range of cancers in vitro, and synergistic anti-cancer activity with paclitaxel and other agents in animal models of cancer.

LDH: A Potential Predictive Biomarker for Elesclomol Activity

        LDH is an enzyme that plays a key role in cancer cell energy metabolism. Under normal oxygen, or normoxic, conditions, energy in tumors is primarily generated by conversion of nutrients to adenosine triphosphate, or ATP, in the mitochondria, with oxygen as a key component of this process. Levels of LDH generally remain in the normal range in this state. Under low oxygen, or hypoxic, conditions, energy in tumors is primarily generated by glycolysis in the cytoplasm, and levels of LDH may increase. Accordingly, LDH can be used as a marker of mitochondrial activity, or tumor cell metabolic state.

        Elesclomol has been shown to have potent anti-cancer activity in a broad range of cancer types under normoxic conditions in which LDH level is low to normal. Under hypoxic conditions, where LDH levels are elevated, elesclomol's ability to disrupt oxygen-mediated energy production has limited effect, and elesclomol loses anti-cancer activity. Accordingly, we believe that elevated LDH levels can serve as a predictive indicator of which patients are unlikely to benefit from treatment with elesclomol.

        Clinical observations have been consistent with the preclinical findings that elesclomol activity depends on metabolic state at the cellular level. In three randomized trials, in a total of over 800 patients, elesclomol showed clinical activity that correlated with baseline level of LDH. Benefit was seen only in patients with the low to normal levels of LDH associated with normoxic conditions.

        The following chart summarizes the results of the three randomized, controlled, multi-center trials of elesclomol illustrating the differential response seen in high (LDH>1xULN) LDH patients versus low (LDH<0.8xULN) LDH patients:

		Elesclomol–Ph 3 melanoma Paclitaxel +/- elesclomol; 1:1 randomization*	Elesclomol–Ph 2b NSCLC Carboplatin + paclitaxel +/- elesclomol; 86 patients; 1:1 randomization		Elesclomol–Ph 2b melanoma Paclitaxel +/- elesclomol; 78 patients; 2:1 randomization
		Median PFS (mo.)		Median PFS (mo.)		Median PFS (mo.)
	N	P+E vs. P	N	CP+E vs. CP	N	P+E vs. P
LDH < 0.8x ULN	174	4.3 vs. 3.1	35	4.6 vs. 3.1	32	7.1 vs. 3.5
LDH > 1x ULN	153	1.8 vs. 2.0	27	2.8 vs. 6.3	34	1.7 vs. 1.6

*
Phase 3 Melanoma trial: Data as of March 9, 2010 (ASCO 2010 presentation) for all patients enrolled as of November 1, 2008 (N=422 out of 651 total enrolled): those patients who had the opportunity to receive four cycles of treatment prior to February 25, 2009 study termination. LDH <1x or >1x was pre-specified stratification variable. Trial achieved primary PFS endpoint in the pre-specified LDH<1x population ITT analysis (p=0.036)

        In our ongoing and planned studies with elesclomol, we anticipate enrolling only patients with low to normal LDH levels, as these are the patients we believe are most likely to derive benefit from treatment with elesclomol.

        In clinical trials to date, the most common adverse events in the elesclomol plus paclitaxel groups included fatigue, alopecia, constipation, nausea, hypoaesthesia, arthralgia, insomnia, diarrhea, and anemia.

        Our current clinical program for elesclomol includes a clinical trial of elesclomol as a monotherapy in AML. In December 2009, we presented results at the American Society for Hematology, or ASH, meeting showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients. In February 2011, we announced that the first patient had been treated in a Phase 1 dose escalation study of elesclomol as a single agent in patients with AML. This trial will enroll up to 36 patients with relapsed or refractory AML and total baseline serum LDH level less than 0.8 times ULN. Patients will be treated with elesclomol sodium on a once-weekly schedule at a starting dose of 200 mg/m2, with dose escalation planned based on safety, tolerability and pharmacokinetic considerations. The trial is being conducted at Princess Margaret Hospital in Toronto, Canada and at Memorial Sloan-Kettering Cancer Center in New York.

        We are also evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group, or GOG, initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times ULN. The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute, or NCI, is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program, or CTEP.

        In the second quarter of 2011, we plan to initiate a Phase 2b trial for elesclomol in NSCLC with a trial design similar to our prior Phase 2b trial for elesclomol in NSCLC. This new trial, which is expected to enroll approximately 180 patients, would prospectively specify that only patients with low to normal LDH levels will be enrolled. This trial will include a dose-escalation and safety portion to optimize the dose selection for the Phase 2b portion. We expect the randomized Phase 2b portion to begin in the fourth quarter of 2011.

STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients. In animal models, STA-9584 has been shown to target both new and established tumor blood vessels, in contrast to the mechanism of action of angiogenesis inhibitors such as Avastin, which only prevent the formation of new tumor vasculature. STA-9584 has shown strong anti-tumor activity in a broad range of preclinical cancer models, including prostate, lung, breast, melanoma, and lymphoma. These models have shown that STA-9584 may kill tumor cells directly, in addition to disrupting established tumor blood vessels. This program is currently in preclinical development, with a focus in prostate cancer.

STA-9584's Mechanism of Action

        STA-9584 is among a class of compounds known as Vascular Disrupting Agents, or VDAs. In preclinical models, STA-9584 efficiently kills both cancer cells in tumors as well as the endothelial cells that form blood vessels in tumors, without affecting the vasculature of non-tumor tissues. The inhibition of angiogenesis and disruption of existing tumor vasculature can prevent transport of oxygen and essential nutrients needed by tumors, and lead to substantial tumor shrinkage, particularly in bulky tumors that rely heavily on blood vessels for survival.

        First generation angiogenesis inhibitors, such as Avastin, work primarily by preventing the formation of new tumor vessels. In contrast, STA-9584 disrupts both new and established tumor vessels. STA-9584's more complete anti-vasculature mechanism, together with complementary direct cancer-cell killing, have potential to be important advantages relative to first generation angiogenesis inhibitors and other endothelial cell-targeted agents.

STA-9584 Development Plans

        In November 2010, we announced that the DoD recommended funding of STA-9584 for study in advanced prostate cancer. Under the DoD Prostate Cancer Research Program (PCRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP), STA-9584 was approved for a grant of approximately $1 million. We anticipate initiating work supported by this grant during the first half of 2011.

Our Inflammatory Disease Programs

        We have two preclinical-stage programs focusing on treatments for inflammatory diseases. Both of these programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

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

CRACM Ion Channel Inhibitors

        Ion channels, the gateways in cell membranes that regulate the flow of ions into and out of cells, play important roles in cell signaling. Certain ion channels allow electrically excitable cells, such as neurons or muscle cells, to discharge. Drugs that modulate these ion channels have proven to be a successful therapeutic category, with dozens of such drugs on the market and commonly prescribed for the treatment of various neurological and cardiovascular disorders. Our CRACM research program targets an ion channel that is believed to play a key role specifically in immune cells rather than in neurons or muscle cells. The CRACM ion channel is the primary route for calcium entry into T cells and other immune cells, regulating multiple immune cell processes important for initiating and maintaining an inflammatory immune response. CRACM channels regulate the calcium signaling pathway driving immune cell activation and secretion of TNFalpha, IL-2, and other inflammatory factors. The therapeutic importance of inhibiting this calcium signaling pathway has been demonstrated through clinical experience with calcineurin inhibitors, such as cyclosporine, which are potent immunomodulators but have significant toxicities due to the broad role calcineurin plays in nonimmune cells. In contrast to calcineurin, CRACM channels are believed to be critical exclusively to immune cell function. CRACM inhibitors therefore have the potential to achieve potent anti-inflammatory activity with an improved safety profile, creating the potential for a new category of disease-modifying agents comparable to biologic agents, such as TNF-alpha inhibitors, but orally available.

        We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong antiinflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including RA, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. As part of our strategic alliance with Roche, Roche is advancing several compounds in preclinical development.

        We also have several CRACM inhibitors that are not licensed to Roche in lead optimization. Because there are a number of CRACM ion channel targets on immune cells, we believe that our next generation CRACM inhibitor compounds could potentially apply to different immune system diseases and address distinct therapeutic areas, such as RA, allergy, asthma, and transplant rejection.

Roche CRACM Inhibitor Alliance

        In December 2008, we formed a strategic alliance with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. We refer herein to the agreement, as amended in February 2010 and February 2011, as the Roche Agreement. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis and other autoimmune diseases and inflammatory conditions. Under the terms of the Roche Agreement, we received a $16 million non-refundable upfront license fee. Roche funded research and development conducted by us in 2009 and 2010 and received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, identified and studied prior to the end of the two-year research term, which concluded in December 2010. As of December 31, 2010, we received approximately $21.1 million in research and development support from Roche. In the February 2011 amendment of the Roche Agreement, we extended the term of the research license for Roche to continue performing research on certain specified compounds until June 30, 2011. We are not performing any research on behalf of Roche and we will not receive any additional research and development support from Roche during the extended period of the research license. That amendment also provided for the return to us of certain Licensed Compounds. We retain all development and commercialization rights for our CRACM inhibitor compounds other than the specific Licensed Compounds licensed to Roche under the Roche Agreement. Roche is responsible for development and commercialization of the Licensed Compounds, while we retain certain co-development and co-promotion rights. We are also eligible to receive additional payments, for each of three Licensed Compounds, should specified development and commercialization milestones be successfully achieved. We will also receive tiered royalties on sales of all approved, marketed products containing Licensed Compounds.

IL-12/23 Inhibitors

        The IL-12 cytokine is an important "master switch" that triggers the immune response of the T cell known as T helper type 1, or Th1. T cells play a critical role in the coordination of the body's immune response, and while Th1 cells are normally involved in the body's defense against intracellular attack by bacteria and other micro organisms, an overactive Th1 response can lead to various autoimmune or inflammatory diseases including Crohn's disease, psoriasis, RA, multiple sclerosis, and common variable immunodeficiency. The IL-23 cytokine is critical to the generation of a class of T cells known as Th17, which produce other pro-inflammatory proteins such as IL-17, which are critical in driving chronic inflammation. We believe that the clinical trial results observed with anti-IL-12/23 antibody therapies validate the inhibition of IL-12/23 activity as a promising approach for the treatment of inflammatory and autoimmune diseases. We have identified several small molecule IL-12/23 inhibitors that represent a promising opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs.

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

Ganetespib Manufacturing

        We believe that the manufacturing processes for ganetespib API and DP are conventional and fully scalable. We also believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations, or CMOs. We currently use a single CMO in the preparation of the ganetespib API but we have a backup CMO that has previously manufactured ganetespib API on our behalf. We currently use a single CMO for manufacturing ganetespib DP that has specific experience in manufacturing oncology products and has flexible scale manufacturing capabilities. We believe that the agreements we have entered into to date with these CMOs are sufficient for our current requirements.

Elesclomol Manufacturing

        We use several different manufacturers for various process steps in the preparation of elesclomol API and DP. We believe that the manufacturing process for elesclomol API is conventional and fully scalable. We also believe that the various steps of this process can be accomplished by many possible third-party CMOs. We currently use a single CMO in the preparation of the elesclomol API, but we have a backup CMO that has previously manufactured elesclomol API on our behalf. We plan to use the sodium salt formulation of elesclomol in all future clinical trials of elesclomol. The elesclomol sodium DP is lyophilized and manufactured under aseptic conditions. We believe that the process for manufacturing the elesclomol sodium DP is routine and can be performed by various different CMOs. We have entered into a contract with a CMO with specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements that we have entered into to date to produce elesclomol API and the elesclomol sodium DP are sufficient for our anticipated requirements.

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

        As of March 4, 2011, our patent portfolio had a total of 724 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of ganetespib and elesclomol. We own or have exclusively licensed a total of 50 issued U.S. patents and 120 U.S. patent applications, as well as 554 foreign counterparts to these patents and patent applications.

        With respect to our Hsp90 inhibitor program, we have 6 issued U.S. and foreign patents, and 104 pending U.S. and foreign counterpart patent applications. Any U.S. or foreign patent that issues covering ganetespib will expire no earlier than 2025. Our Hsp90 inhibitor patent portfolio covers ganetespib and structurally related analogs, pharmaceutical compositions, and methods for treating cancer. Additionally, we have multiple U.S. and corresponding foreign patent applications directed to other Hsp90 inhibitors.

        With respect to elesclomol, we have 2 issued U.S. patents that claim the chemical structure of elesclomol that expire no earlier than 2022. Both of these issued U.S. patents also claim related chemical structures, pharmaceutical compositions, and methods for treating a subject with cancer. In addition, we have an issued U.S. patent claiming the salt form of elesclomol that expires no earlier than 2025.

        We have pending U.S. patent applications covering compositions-of-matter, methods of treatment and other aspects of our programs for STA-9584, our IL-12/23 inhibitors and our CRACM ion channel inhibitors. Counterpart filings to these patents and patent applications have been made in a number of other jurisdictions, including Europe and Japan. The patent term of our U.S. patents may potentially be extended under applicable laws or regulations, such as the Patent Term Restoration Act.

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
  imposition of a clinical hold;

  •
  warning letters;

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

        The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests and animal studies according to Good Laboratory Practices, or GLPs;

  •
  submission of an IND, which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

        Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, specifically places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which ensures, among other things, that each research subject provides informed consent. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Each new clinical protocol must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations including the occurrence of serious adverse events.

        Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase 1.  The drug is initially introduced into healthy human subjects or patients with the disease and tested for safety, dosage tolerance, pharmacokinetics, pharmacodynamics, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

  •
  Phase 2.  Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

        Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. In addition, an IRB can suspend or terminate approval of a clinical trial at its institutions for several reasons, including failure of the clinical trial is not being conducted in accordance with the IRB's requirements, in accordance with the clinical protocol, or if the drug has been associated with unexpected serious harm to patients.

        During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points are prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If a Phase 2 clinical trial is the subject of discussion at an end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA unless public health concerns unrecognized at the time of protocol assessment are evident, and may not be changed except under a few specific circumstances.

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

        Satisfaction of FDA requirements or similar requirements of foreign regulatory authorities typically takes at least several years and the actual time required may vary substantially, based upon, among other things, the indication and the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly requirements upon us. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial application of the product. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any drug candidate could substantially harm our business and cause our stock price to drop significantly. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

  Expedited Review and Approval

        The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, we cannot be sure that the FDA will not later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

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

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

        The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or the ACA) enacted in March 2010, are expected to have a significant impact on the health care industry. ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, the current legal challenges to ACA, as well as congressional efforts to repeal ACA, add to the uncertainty of the legislative changes enacted as part of ACA.

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

        In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Employees

        As of December 31, 2010, we had 112 full time employees, including a total of 46 employees who hold M.D. or Ph.D. degrees. 82 of our employees are primarily engaged in research and development activities, and 30 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        Since inception we have incurred significant operating losses and, as of December 31, 2010, we had an accumulated deficit of $351.1 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing and contemplated clinical trials of ganetespib in solid tumors and hematologic cancers and initiate additional clinical trials of ganetespib, including the planned initiation of a Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in NSCLC, if supported by trial results;

  •
  complete preclinical development of an additional Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  complete the ongoing clinical trials of elesclomol in AML and ovarian cancers, and initiate additional clinical trials of elesclomol, including the planned initiation of a Phase 2b clinical trial of elesclomol in NSCLC, if supported by trial results;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by preclinical data;

  •
  advance our CRACM inhibitor compounds not licensed to Roche under the Roche Agreement into preclinical development and initiate clinical trials, if supported by preclinical data;

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

        Although we have raised substantial funding to date, we will require additional funding in order to complete clinical development and commercialize our current drug candidates and to conduct the research and development and clinical and regulatory activities necessary to bring any future drug candidates to market. Our future funding requirements will depend on many factors that are currently unknown to us, including:

  •
  the progress and results of our ongoing clinical trials of ganetespib and any additional clinical trials of ganetespib we may initiate in the future, including the planned initiation of a Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in NSCLC, based on the results of these clinical trials;

  •
  the results of preclinical studies of any additional Hsp90 inhibitors we may develop, and our decision to initiate clinical trials, if supported by preclinical data;

  •
  the progress and results of our ongoing clinical trials of elesclomol and any additional clinical trials of elesclomol we may initiate in the future, including the planned initiation of a Phase 2b clinical trial of elesclomol in NSCLC, based on the results of these clinical trials;

  •
  the results of our preclinical studies of STA-9584, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

  •
  the results of our preclinical studies of our CRACM inhibitor compounds not licensed to Roche under the Roche Agreement, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

  •
  Roche's ability to satisfy its obligations under the Roche Agreement, including payment of milestone and royalty payments;

  •
  uncertainty associated with costs, timing, and outcome of regulatory review of our drug candidates;

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

  •
  the costs to satisfy our obligations under potential future collaborations; and

  •
  the timing, receipt, and amount of sales or royalties, if any, from ganetespib, elesclomol, STA-9584, our CRACM inhibitors, our IL-12/23 inhibitors and our other potential products.

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

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs—ganetespib, elesclomol, STA-9584, CRACM compounds not licensed by Roche under the Roche Agreement, and our IL-12/23 inhibitors—which could result in one or more new partnership agreements, that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into 2012. This estimate assumes that certain activities contemplated for 2011 will be conducted subject to the availability of sufficient financial resources. We are evaluating additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million equity line of credit facility or other sources.

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

        We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders' ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. For example, the terms of our Loan and Security Agreement with General Electric Capital Corporation subject us to certain negative covenants including a prohibition on declaring or paying dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

Our existing loan and security agreement contains affirmative and negative covenants that may restrict our business and financing activities. If we fail to comply with covenants in our loan and security agreement, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

        On September 30, 2010, we entered into a $15 million loan and security agreement with General Electric Capital Corporation, or GECC, and one other lender, which we refer to herein as the GECC Term Loan. The GECC Term Loan is secured by substantially all of our assets, except our intellectual property. We have, however, granted GECC a springing security interest in our intellectual property in the event that we are not in compliance with certain cash burn covenants set forth in the agreement. In addition, the GECC Term Loan contains restrictive covenants, including the requirement for us to receive prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events, as defined therein. Our failure to comply with these covenants may result in the declaration of an event of default that, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the GECC Term Loan, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Our success is largely dependent on the success of ganetespib, elesclomol and our other drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of our drug candidates: ganetespib, elesclomol, STA-9584 and our preclinical-stage CRACM inhibitor. The future success of our drug candidates will depend on several factors, including the following:

  •
  our ability to recruit appropriate patients into our clinical trials and to complete the necessary preclinical studies and clinical trials to support regulatory approval;

  •
  our ability to provide acceptable evidence of their safety and efficacy;

  •
  receipt of marketing approval from the U.S. Food and Drug Administration, or FDA, and any similar foreign regulatory authorities;

  •
  obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers or establishing commercial-scale manufacturing capabilities;

  •
  in the case of elesclomol, a further understanding of the role of LDH levels and other potential markers of treatment outcome, and the outcome of our ongoing and contemplated clinical trials of elesclomol that we may initiate;

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

  •
  the drug candidate may not prove to be safe and effective;

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

In clinical studies with elesclomol, we have begun to use a new formulation. However, we have limited prior clinical experience with this formulation and cannot ensure that no new toxicities will be observed in current or future clinical trials with elesclomol.

        Although the FDA has given us permission to resume clinical development of elesclomol following specific protocols that exclude patients with elevated LDH levels, we are using a different formulation of elesclomol than we used in our prior completed elesclomol clinical trials. The prior formulation utilized the free acid form of elesclomol, which needed to be dissolved in an organic solvent prior to administration. The types of combination therapies that were possible with the free acid formulation of elesclomol, and the amount of elesclomol that could be delivered safely in this formulation, were limited because of the additional toxicities caused by presence of the organic solvent. Accordingly, we have developed a water-soluble, lyophilized sodium salt form of elesclomol, or elesclomol sodium, that does not need to be dissolved in an organic solvent and therefore has the potential to be used more easily with other oncology products or as a stand alone agent without need for an organic solvent. We are using this formulation in current clinical trials of elesclomol and intend to continue using this formulation for future studies and for commercialization, if elesclomol is approved. Although we have shown comparable pharmacokinetics of the new formulation of lyophilized elesclomol sodium in animals, we can provide no guarantees that the sodium salt formulation will be commercially suitable, that efficacy will be established or that new toxicities or other adverse effects will not be identified in the clinical trials that we conduct with this formulation.

If we are unable to successfully reformulate and scale up ganetespib, it may limit the commercial potential of this drug candidate, even if approved.

        The current formulation and administration procedures for ganetespib may be inconvenient or unacceptable to certain patients due to the method of administration and frequency of dosing. These factors may lead to slower enrollment rates in our clinical trials and, if approved, may limit the commercial potential of ganetespib. In addition, to date, we have only produced ganetespib active pharmaceutical ingredient, or API, and drug product, or DP, on a relatively small scale. Although we believe that the current processes for producing ganetespib API and DP formulation are fully scalable, these products may prove to be unexpectedly challenging to manufacture on a larger, commercial scale, which may add to the cost of manufacture or delay the approval of ganetespib. While we have identified a possible improved formulation of ganetespib that we believe may broaden its commercial potential and decrease manufacturing risk, this new formulation has not yet been used in our clinical trials. If this formulation does not perform similarly compared with our current formulation of ganetespib, additional clinical trials may be required. Further, if this next generation formulation is not commercially acceptable and we are unable to develop a commercially acceptable formulation using our own know-how or technology, we may need to rely on third party proprietary formulation technology. Such third party formulation development may require significant time and expense. We cannot assure you that our efforts to reformulate ganetespib will be successful. If we are unable to reformulate ganetespib, ganetespib may have more limited potential target indications and market size if it is approved.

While we believe that elesclomol's mechanism of action may have applicability to a broad range of solid tumor cancers, most of our clinical trials of elesclomol to date have shown negative or inconclusive results and there can be no assurances that future clinical trials of elesclomol will yield positive results.

        Based on our understanding of the mechanism of action and the preclinical activity we have seen with elesclomol, we believe that elesclomol may have applicability to a broad range of cancers. However, other than our Phase 2b clinical trial in metastatic melanoma, the results of our clinical trials of elesclomol have been negative or inconclusive. We have completed Phase 2 clinical trials of elesclomol in sarcoma and non-small cell lung cancer. The results of the soft tissue sarcoma clinical trial did not definitively establish evidence of clinical activity. In the non-small cell lung cancer clinical trial, no improvement was observed in time-to-progression between combination treatment with elesclomol and a standard first-line combination therapy. In February 2009, we announced that we were suspending the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma. In subsequent analyses, although we identified a population of patients (those who did not have elevated levels of LDH) for which the primary endpoint of progression-free survival, or PFS, was achieved and the safety profile was acceptable, the SYMMETRY trial did not achieve the primary endpoint of the study and therefore will not support approval of elesclomol in metastatic melanoma. Although we have been analyzing data from these trials to assess the future development of elesclomol in melanoma and other cancer types and the FDA has given us approval to resume clinical development of elesclomol following specific protocols that exclude patients with elevated LDH levels, there can be no assurances that we will continue the development of elesclomol in these indications, or that elesclomol will prove effective in and be approved for treating these or other forms of cancer.

Because our drug candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

        We have no drug candidates that have received regulatory approval for commercial sale. We do not expect to have any commercial products on the market in the foreseeable future, if at all. We are exploring human diseases at the cellular level and attempting to develop drug candidates that intervene with cellular processes. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a drug candidate may not be replicated in later and larger clinical trials. For example, although our Phase 2b clinical trial of elesclomol for the treatment of metastatic melanoma achieved the primary endpoint of increasing PFS, the SYMMETRY trial did not achieve the primary endpoint of PFS and therefore will not support approval of elesclomol in metastatic melanoma. Accordingly, the results from preclinical studies and the completed and ongoing clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage clinical trials.

If clinical trials for our drug candidates are prolonged, delayed or suspended, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. For example, in February 2009, we announced that we were suspending our Phase 3 SYMMETRY trial of elesclomol for the treatment of metastatic melanoma as well as all other ongoing studies of elesclomol. This decision to suspend the clinical development of elesclomol was based on the results of an interim analysis by the independent data monitoring committee, or DMC, of the SYMMETRY trial data. The DMC noted that while the primary endpoint of PFS showed a trend that favored the elesclomol plus paclitaxel, or ELPAC, arm of the study, early analysis of the secondary endpoint of overall survival, or OS, favored the control arm. Subsequently, elesclomol was put on clinical hold by the FDA at our request. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate, including our other clinical drug candidate, ganetespib, and our drug candidates that are still in preclinical studies, including STA-9584, our CRACM inhibitor candidate and our IL-12/23 inhibitor candidate:

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

  •
  delays in obtaining regulatory agreement for the conduct of our clinical trials;

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

        Commercialization of our drug candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any foreign regulatory authority or the requirement of additional supportive studies by the FDA or any foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the target patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our drug candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

        We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our drug candidates could be limited. If approved, we may not receive a package insert for any of our products that are competitive and differentiated, which may change our strategies with respect to how and when we commercialize any of our products.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs could prevent us from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.

        The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing our drug candidates outside the United States vary greatly from country to country and may require additional testing. We expect that our future clinical development of our drug candidates will involve a number of clinical trials in foreign jurisdictions, particularly in Europe. We have no experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our drug candidates and may have a material adverse effect on our results of operations and financial condition.

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

  •
  total or partial suspension of production; and

  •
  refusal to approve pending applications for marketing approval of new drug candidates or supplements to approved applications.

If side effects or toxicities increase or are identified during the time our drug candidates are in development or after they are approved and on the market, we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

        We have observed significant toxicities in preclinical animal studies of our clinical drug candidate, ganetespib. Although in clinical trials to date, we have not observed the serious liver and common occular toxicities observed with first generation Hsp90 inhibitors, if these or other serious toxicities occur at or below a clinical dose of ganetespib required to show efficacy, we may not be able to demonstrate that the drug is safe and effective. In our completed Phase 2b clinical trial of elesclomol for metastatic melanoma, there were four patients with possible or probable drug-related serious adverse events related to treatment with elesclomol. In addition, in February 2009, we announced that we were suspending our Phase 3 SYMMETRY trial of elesclomol for the treatment of metastatic melanoma as well as all other ongoing studies of elesclomol. This decision to suspend the clinical development of elesclomol was based on the results of an analysis by the DMC of the SYMMETRY trial data. The DMC noted that while the primary endpoint of PFS showed a trend that favored the ELPAC arm of the study; early analysis of the secondary endpoint of OS favored the control arm. In an updated analysis presented at the American Society of Clinical Oncology in June 2010, we showed that baseline LDH levels were a predictive marker of treatment outcome in melanoma patients treated in the SYMMETRY trial. In patients with normal LDH levels, treatment with ELPAC showed improved PFS and neutral effect on OS, while in patients with elevated LDH levels, treatment with ELPAC showed no effect on PFS and a negative impact on OS.

        Even if we are successful in obtaining regulatory approval for one or more of our drug candidates, as the drug is used in a larger patient population, if the incidence of side effects or toxicities increases or if other unacceptable effects are identified:

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

        We do not have the ability to independently conduct clinical trials and certain nonclinical safety assessment studies, particularly those studies conducted under Good Laboratory Practices, or GLP, for our drug candidates, and we rely on third parties such as contract research organizations, medical institutions, and clinical investigators in the case of clinical trials, and contract research organizations in the case of nonclinical safety assessment studies, to perform these functions. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. To date, our contract research organizations and other similar entities with which we are working have performed well; however, if these third parties do not successfully carry out their contractual duties, meet expected timelines, or comply with applicable regulatory requirements, we may be delayed in obtaining regulatory approvals for our drug candidates and may be delayed in our efforts to successfully commercialize our drug candidates for targeted diseases.

We have no manufacturing capacity and depend on third-party manufacturers to produce our clinical trial drug supplies.

        We do not currently operate manufacturing facilities or testing facilities for clinical or commercial production of ganetespib or elesclomol, or any of our preclinical drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on third-party manufacturers to manufacture, test, release, supply, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

        Our drug candidates require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with current Good Manufacturing Practice regulations, or cGMPs, and other applicable U.S. and foreign government regulations and standards. We periodically audit our contract manufacturers responsible for supplying our clinical drug materials and have put quality agreements in place that we believe are appropriate for our materials. However, we do not have direct control over third party manufacturers' compliance with cGMPs and other standards and therefore, cannot provide assurance regarding such compliance.

        If for some reason our contract manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner and the production of our drug candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer after our drug candidates are approved. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of FDA approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

We contract with single manufacturers for the production of elesclomol and ganetespib API and DP for clinical trials and the failure of these manufacturers to supply sufficient quantities of material on a timely basis could have a material adverse effect on our business.

        We use single manufacturers for the supply of elesclomol and ganetespib: in each case, one for the synthesis of API and another for production of DP. The manufacturing processes for ganetespib API and DP are conventional and fully-scalable. We believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations, or CMOs. We currently use a single CMO in the preparation of the ganetespib API but we have a backup CMO that has previously manufactured ganetespib API on our behalf. We currently use a single CMO for manufacturing ganetespib DP that has specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements we have entered into to date with these CMOs are sufficient for our current requirements.

        The manufacturing process for elesclomol API is conventional and fully-scalable. We believe that the various steps of this process can be accomplished by many possible third-party CMOs. We currently use a single CMO in the preparation of the elesclomol API but we have a backup CMO that has previously manufactured elesclomol API on our behalf. The elesclomol sodium DP is lyophilized and manufactured under aseptic conditions. We believe that the process for manufacturing the elesclomol sodium DP is routine and can be performed by various different CMOs. We have entered into a contract with a CMO with specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements to produce the elesclomol sodium DP that we have entered into to date would be sufficient for our anticipated requirements.

        If any of these CMOs failed to perform under their contracts, we believe that we could readily transfer the manufacturing methods to other CMOs. However, there may be a significant time delay before we could secure the necessary materials and such a delay could have an adverse effect on our ability to conduct our clinical trials. In addition, we have not entered into any agreement with our CMOs for the supply of ganetespib or elesclomol on a commercial scale. There can be no assurance that we will be able to enter into such an agreement on favorable terms, if at all.

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

If Roche does not develop and commercialize a licensed CRACM inhibitor compound on a timely basis, or at all, or if we are unable to partner our other CRACM inhibitors with another company on reasonable terms, or at all, we may be unable to develop and/or commercialize a CRACM inhibitor without additional capital.

        In December 2008, we formed a strategic alliance with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. We refer herein to the agreement, as amended in February 2010 and February 2011, as the Roche Agreement. Although the research collaboration phase of the Roche Agreement ended in December 2010, Roche remains responsible for development and commercialization of certain CRACM inhibitor compounds that were exclusively licensed to Roche under the Roche Agreement, or Licensed Compounds, while we retain certain co-development and co-promotion rights to the Licensed Compounds. We remain eligible to receive additional payments, for each of three Licensed Compounds, should specified development and commercialization milestones be successfully achieved by Roche. We will also receive tiered royalties on sales of all approved, marketed products containing Licensed Compounds. Other than the Licensed Compounds, we retain all worldwide rights to our CRACM inhibitor compounds and are free to develop such compounds alone or with another partner.

        The Roche Agreement provides for certain termination provisions. Roche may terminate the agreement on a Licensed Compound-by-Licensed Compound basis upon providing advance written notice. Loss of Roche as a partner in the development or commercialization of the Licensed Compounds, any dispute over the terms of, or decisions regarding the agreement, or any other adverse developments in our relationship with Roche could result in an inability to develop and/or commercialize the Licensed Compounds.

        We may not be successful in partnering our other CRACM inhibitors with another company on reasonable terms, or at all. The loss of Roche as a partner for the Licensed Compounds or our inability to successfully partner our other CRACM inhibitors with another company could accelerate our need for additional capital.

If we do not establish additional collaborations, we may have to alter our development plans.

        Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We own all rights to our two lead drug candidates, elesclomol and ganetespib, and are fully responsible for the associated development costs. In addition, because the research term under the Roche Agreement ended in December 2010, we are also solely responsible for future expenses related to the CRACM inhibitor compounds which are not covered under the development and commercialization license to Roche under the Roche Agreement. Our strategy also continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our drug candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, we cannot provide assurance that our partner will perform its contractual obligations or will not terminate the agreement. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

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

        As of March 4, 2011, our patent portfolio had a total of 724 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of ganetespib and elesclomol. We own or have exclusively licensed a total of 50 issued U.S. patents and 120 U.S. patent applications, as well as 554 foreign counterparts to these patents and patent applications.

        With respect to our Hsp90 inhibitor program, we have 6 issued U.S. and foreign patents, and 104 pending U.S. and foreign counterpart patent applications. Any U.S. or foreign patent that issues covering ganetespib will expire no earlier than 2025. Our Hsp90 inhibitor patent portfolio covers ganetespib and structurally related analogs, pharmaceutical compositions, and methods for treating cancer. Additionally, we have multiple U.S. and corresponding foreign patent applications directed to other Hsp90 inhibitors.

        With respect to elesclomol, we have 2 issued U.S. patents that claim the chemical structure of elesclomol that expire no earlier than 2022. Both of these issued U.S. patents also claim related chemical structures, pharmaceutical compositions, and methods for treating a subject with cancer. In addition, we have an issued U.S. patent claiming the salt form of elesclomol that expires no earlier than 2025.

        We have pending U.S. patent applications covering compositions-of-matter, methods of treatment and other aspects of STA-9584, our CRACM ion channel inhibitors and our IL-12/23 inhibitors. Counterpart filings to these patents and patent applications have been made in a number of other jurisdictions, including Europe and Japan. The patent term of our U.S. patents may potentially be extended under applicable laws or regulations, such as the Patent Term Restoration Act.

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

        However, while it is our practice to conduct freedom to operate searches and analyses, we cannot guarantee that we have identified every patent or patent application that may be relevant to the research, development or commercialization of our drug candidates. In the case of patent applications, we assess the likelihood of claims in pending, third party patent applications being allowed which may interfere with our freedom to operate relative to our drug candidates. We cannot provide assurances that our assessments in this regard will be correct and that patent claims covering our drug candidates that were assessed a low likelihood of issuance by us will not issue to a third party in the future. Moreover, there can be no assurance that third parties will not assert against us patents that we believe are not infringed by us or are invalid. For example, we are aware of a U.S. patent and a related European patent that claim generic chemical structures, pharmaceutical formulations and methods of treatment relating to compounds similar to ganetespib and a U.S. patent that claims methods of treating certain cancers using Hsp90 inhibitors. The claims of these patents may be relevant to the commercialization of our drug candidate, ganetespib. However, based on our analysis of these patents, we do not believe that the manufacture, use, importation or sale of ganetespib would infringe any valid claim of these patents. However, we cannot guarantee that these patents would not be asserted against us and, if asserted, that a court would find these patents to be invalid or not infringed.

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

  •
  cost-effectiveness;

  •
  availability of reimbursement from government health programs and other third- party payors;

  •
  convenience and ease of administration;

  •
  prevalence and severity of adverse side effects;

  •
  restrictions on the drug label;

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

        In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, commercial health insurers, and managed care organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage and the amounts that they will pay for new drugs, and, as a result, they may not cover or provide adequate payment for our drugs. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors' satisfaction. Such studies might require us to commit a significant amount of financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

        U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing of prescription drugs. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, Medicare and increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our drug candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

        For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drugs prescribed for the elderly and disabled and introduced new reimbursement methodologies. Although we do not know what the full impact of the new reimbursement methodologies will have on the prices of new drugs, we expect that there will be added pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products, not only from Medicare, but also from private payors which often follow Medicare's policies, and could seriously harm our business.

Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for any approved products.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

        In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or the ACA). The ACA is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, the current legal challenges to the ACA, as well as congressional efforts to repeal the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

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

        A federal law commonly known as the federal antikickback law, and several similar state laws, prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed.

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

        In particular, we believe that our products face the following sources of significant competition:

        Ganetespib.    If approved, ganetespib may compete against the currently approved therapies for the treatment of various cancer types and other cancer treatments currently under development. In particular, ganetespib may compete with other agents under development that inhibit Hsp90, including IPI-504 and IPI-493, being developed by Infinity Pharmaceuticals, AUY922 and HSP990, being developed by Novartis/Vernalis, KW-2478, being developed by Kyowa Hakko Kirin, MPC-3100, being developed by Myrexis, XL888, being developed by Exelixis, AT13387, being developed by Astex, and Debio0932, being developed by Curis/Debiopharma, among others.

        Elesclomol.    If approved, elesclomol may compete with other anticancer agents whose mechanisms may involve the induction of oxidative stress, including arsenic trioxide, hydroxyurea and NOV-002, being developed by Novelos/Mundipharma in the U.S. and marketed as Glutoxim by Pharma Vam in Russia.

        STA-9584.    If approved, STA-9584 may compete with the currently approved therapies for the treatment of cancers, and other cancer treatments currently under development, including other vascular disrupting agents such as CA4P, being developed by Oxigene; AVE8062 being developed by Sanofi-Aventis, BNC105, being developed by Bionomics, MPC-6827 (Azixa), being developed by Myrexis, EPC-2407 (crolibulin), being developed by EpiCept, NPI-2358 (plinabulin) being developed by Nereus Pharmaceuticals, and CYT997, being developed by YM BioSciences.

        CRACM Ion Channel Inhibitors.    If approved, CRACM inhibitors may compete with the currently approved therapies for the treatment of inflammatory diseases, and other antiinflammatory treatments currently under development, including other CRACM inhibitors, oral inhibitors of other targets, and biologics approaches.

        IL-12/23 Inhibitors.    If approved, IL-12/23 inhibitors may compete against the currently approved therapies for the treatment of chronic inflammatory diseases, including:

  •
  Stelara, a fully human monoclonal antibody targeting the p40 subunit of IL-12 and IL-23, marketed by Johnson & Johnson and approved in the U.S. and Europe for the treatment of plaque psoriasis and in Japan for the treatment of plaque psoriasis and psoriatic arthritis. IL-12/23 inhibitors may also compete with briakinumab (ABT-874), a fully human anti-IL-12/23 monoclonal antibody being developed by Abbott Laboratories. Regulatory applications in the U.S. and Europe for approval of briakinumab for the treatment of psoriasis were withdrawn in January 2011 following regulatory feedback indicating that further data and analysis would be required.

  •
  large-molecule, injectable TNF-antagonists, including, among others: Remicade, marketed by Johnson & Johnson; Enbrel, marketed by Amgen and Wyeth Pharmaceuticals; and Humira, marketed by Abbott Laboratories; and

  •
  broadly immunosuppressive small molecule agents including corticosteroids and azathioprine.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market on February 6, 2007 through December 31, 2010, our stock price has fluctuated from a low of $1.20 to a high of $11.25. Furthermore, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  results of our ongoing and contemplated clinical trials of ganetespib, and results from any other future clinical trials of ganetespib;

  •
  results of our ongoing and contemplated clinical trials of elesclomol, and results from any other future clinical trials of elesclomol;

  •
  results of clinical trials conducted by others on drugs that would compete with our drug candidates;

  •
  failure or delays in advancing STA-9584 or our CRACM inhibitor program, or other drug candidates we may discover or acquire in the future, into clinical trials;

  •
  failure or discontinuation of any of our research programs;

  •
  potential for merger or acquisition;

  •
  key personnel changes;

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

        Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 45% of our outstanding common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

        We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, we are currently prohibited from making a dividend payment under the terms of our Loan and Security Agreement with General Electric Capital Corporation. As a result, capital appreciation, if any, of our common stock will be the sole source of gain on an investment in our common stock for the foreseeable future.

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

        We are currently in negotiations to renew our expiring leases under our existing renewal options.

Item 3.    LEGAL PROCEEDINGS

        We are currently not a party to any material legal proceedings.

Item 4.    (REMOVED AND RESERVED)

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on The NASDAQ Global Market under the symbol "SNTA." The following table sets forth the high and low sales prices of our common stock as quoted on The NASDAQ Global Market for the periods indicated.

2009:	High	Low
First Quarter	$9.55	$1.20
Second Quarter	5.09	2.10
Third Quarter	3.33	2.11
Fourth Quarter	6.95	2.59

2010:	High	Low
First Quarter	$6.50	$3.81
Second Quarter	4.79	2.66
Third Quarter	4.13	2.55
Fourth Quarter	6.50	3.23

Stockholders

        As of March 4, 2011, there were approximately 93 stockholders of record of the 42,166,779 outstanding shares of our common stock.

Dividends

        We have never paid or declared any cash dividends on our common stock and we are currently prohibited from making any dividend payment under the terms of our Loan and Security Agreement with General Electric Capital Corporation. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, and other factors that our board of directors deems relevant.

Unregistered Sales of Securities

        None.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from February 6, 2007 (the first trading date following our initial public offering) to December 31, 2010 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on February 6, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON FEB. 06, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

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

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2010 and 2009, as well as consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheets as of December 31, 2008, 2007 and 2006, as well as the consolidated statements of operations for the years ended December 31, 2007 and 2006 are derived from our audited financial statements not included herein. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)(2)	$4,572	$125,701	$8,513	$743	$—
Cost sharing reimbursements, net(1)(2)	9,253	18,544	(5,898)	—	—
Grant revenue	978	—	—	—	—

Total revenues	14,803	144,245	2,615	743	—
Operating expenses:
Research and development	40,252	51,054	81,581	52,025	50,503
General and administrative	11,449	12,651	14,742	14,934	8,648
Restructuring	—	1,236	—	—	—

Total operating expenses	51,701	64,941	96,323	66,959	59,151

Income (loss) from operations	(36,898)	79,304	(93,708)	(66,216)	(59,151)
Other (expense) income, net	(569)	(216)	1,090	2,721	1,881

Net income (loss)	(37,467)	79,088	(92,618)	(63,495)	(57,270)
Convertible preferred stock dividends	—	—	—	—	1,859
Convertible preferred stock beneficial conversion feature	—	—	—	58,585	—

Net income (loss) attributable to common stockholders	$(37,467)	$79,088	$(92,618)	$(122,080)	$(59,129)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.93)	$2.33	$(2.75)	$(3.76)	$(2.66)
Diluted	$(0.93)	$2.32	$(2.75)	$(3.76)	$(2.66)
Weighted-average common shares outstanding:
Basic	40,365	33,888	33,736	32,466	22,265
Diluted	40,365	34,119	33,736	32,466	22,265

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$50,973	$44,155	$73,563	$115,577	$46,824
Collaboration receivable(2)	116	—	16,000	—	—
Working capital	34,784	28,105	57,898	96,225	36,081
Total assets	54,067	48,910	97,253	122,649	54,789
Capital lease obligations, net of current portion	26	799	2,012	2,815	3,170
Deferred collaboration revenue, net of current portion(1)(2)	2,159	6,731	114,415	74,166	—
Term loan, net of current portion	11,667	—	—	—	—
Convertible preferred stock	—	—	—	—	41,820
Common stock	4	3	3	3	2
Additional paid-in capital	374,528	338,491	333,862	324,946	234,807
Accumulated deficit	(351,050)	(313,583)	(392,671)	(300,053)	(236,558)
Total stockholders' equity (deficit)	23,479	24,911	(58,791)	24,896	(1,747)

(1)
In October 2007, we entered into the GSK Agreement with GSK for elesclomol which was terminated in September 2009, resulting in immediate recognition of amounts previously deferred. See Notes 2 and 10 in the accompanying consolidated financial statements.

(2)
In December 2008, we entered into the Roche Agreement with Roche for our CRACM inhibitor program. See Notes 2 and 9 in the accompanying consolidated financial statements.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials for treating multiple types of cancer and several drug candidates in the preclinical stage of development. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We have granted Hoffman-La Roche, or Roche, an exclusive license to develop and commercialize certain compounds from our calcium release activated calcium modulator, or CRACM, program resulting from our research partnership with them. We retain full ownership of all of our other drug candidates.

        We believe that our competitive advantages include: the broad clinical and commercial potential of our drug candidates; the strength of our intellectual property portfolio, consisting of over 700 issued and pending patents; our proprietary chemical compound library and the strength of our drug discovery platform, with which we have generated all of our drug candidates; our ability to integrate discovery, translational, and clinical research to optimize our scientific and clinical choices and further strengthen our intellectual property position; our operational experience in effectively managing large-scale, global clinical programs; the full ownership of our programs, which creates strategic flexibility in partnership discussions that can be used to enhance the value we may ultimately capture from our drug candidates; our strong network of relationships with leading investigators and institutions, which facilitates our ability to conduct clinical trials efficiently; and the skills, talent, and level of industry experience of our employees. We believe that these competitive advantages provide us with multiple, sustainable growth opportunities.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. We have funded our operations principally with $311.7 million in net proceeds from private and public offerings of our common stock and Series A convertible preferred stock, including $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock at $4.50 per share in an underwritten public offering that was completed in January 2010 and $5.0 million in net proceeds from the direct sale of 1,440,923 shares of our common stock at $3.47 per share to a director and largest existing stockholder, that was completed in November 2010, as well as $15.0 million in gross proceeds from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender (referred to herein as the GECC Term Loan). In October 2010, we entered into a common share purchase agreement, or Purchase Agreement, with Azimuth Opportunity Ltd., or Azimuth, pursuant to which we obtained a committed equity line of credit facility, or Facility, under which we may sell up to a maximum of $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the 18-month term of the agreement, subject to certain conditions and limitations.

        In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol, one of our oncology drug candidates, which we refer to as the GSK Agreement. On June 10, 2009, following the suspension of our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, we received written notice from GSK of their intent to terminate the GSK Agreement. The collaboration terminated on September 10, 2009. In December 2008, as amended in February 2010 and February 2011, we entered into a collaborative license agreement with Roche, or the Roche Agreement, for our CRACM inhibitor program, which is currently in the preclinical stage. As of December 31, 2010, we have received $167.1 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.1 million in research and development funding, which, together with the net cash proceeds from equity financings, the GECC Term Loan and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $495.3 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of December 31, 2010, we had an accumulated deficit of $351.1 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

Ganetespib (Hsp90 Inhibitor)

        Ganetespib (formerly STA-9090) is a potent, synthetic, small molecule inhibitor of Hsp90, a chaperone protein that is essential to the function of certain other proteins, for example tyrosine kinases that drive the growth, proliferation, and survival of many different types of cancer. Many of the known oncogenic proteins that play major roles in pathogenesis of solid tumor and hematologic malignancies are client proteins of Hsp90. By inhibiting Hsp90, ganetespib causes the degradation of these client proteins and the subsequent death of cancer cells dependent on these proteins. Ganetespib is structurally unrelated to the ansamycin family of first-generation Hsp90 inhibitors (such as 17-AAG and IPI-504) and has shown superior activity to these agents in preclinical studies. In clinical trials to date, ganetespib has shown encouraging evidence of clinical activity, including prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors. Currently, over 350 patients have been treated with ganetespib across all trials. Ganetespib has been well tolerated to date, with no evidence of the serious liver or common ocular toxicities seen with other Hsp90 inhibitors. The most common adverse event seen with ganetespib is diarrhea, which has been manageable and reversible with standard supportive care. Ganetespib is currently being evaluated in eleven Phase 2 clinical trials, with several additional trials expected to initiate in 2011, both as a single agent, or monotherapy, and in combination with other therapies.

        In 2010, we initiated nine clinical trials, including a Phase 1 company-sponsored clinical trial of ganetespib in combination with docetaxel in solid tumors and eight investigator-sponsored trials, or ISTs, which include a Phase 1/2 trial in hepatic cancer and seven Phase 2 trials in colon, gastric, ocular melanoma, pancreatic, prostate, breast and small-cell lung cancers.

        In January 2011, we announced that the Multiple Myeloma Research Foundation will provide funding of up to $1 million for a Phase 1 trial evaluating ganetespib as a single agent and in combination with Velcade for the treatment of relapsed multiple myeloma. We expect this trial to begin in the second half of 2011. In addition, we expect to initiate several additional ISTs that will evaluate ganetespib in other tumor types or in combination with additional chemotherapy or targeted agents.

        We are planning to initiate a Phase 2b/3 trial in NSCLC of ganetespib plus docetaxel versus docetaxel alone in the second quarter of 2011. This trial is being designed as a registration-enabling program with two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone. This part of the trial is expected to require $10 million or less in external costs in 2011. The first stage of this trial will be used to build the clinical and operational experience needed to optimize the design of the second stage, Phase 3 portion of the trial. For example, we may use information obtained in the Phase 2b stage of the trial to refine patient inclusion/exclusion criteria to enrich the Phase 3 portion with those patients that show the greatest benefit from the addition of ganetespib. The second stage, Phase 3 portion of the trial is expected to enroll between 400 to 600 patients.

        We are currently developing a new series of Hsp90 inhibitor compounds that may be orally administered and may be more suitable for long-term treatment settings such as adjuvant or maintenance therapy in oncology. We have also characterized additional small molecule, injectable Hsp90 inhibitors that provide options for future development. These compounds are in the lead optimization stage.

Elesclomol (Mitochondria-Targeting Agent)

        Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death, or apoptosis, in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism. Results from three randomized clinical trials and subsequent research have established that the patient baseline serum level of lactate dehydrogenase, or LDH, is an important predictor of elesclomol treatment outcome. Elesclomol is currently in a Phase 2 clinical trial in ovarian cancer in combination with paclitaxel and a Phase 1 clinical trial in acute myeloid leukemia, or AML, as a single agent.

        In the second quarter of 2011, we plan to initiate a Phase 2b trial for elesclomol in NSCLC with a trial design similar to our prior Phase 2b trial for elesclomol in NSCLC. This new trial, which is expected to enroll approximately 180 patients, would prospectively specify that only patients with low to normal LDH levels will be enrolled. This trial will include a dose-escalation and safety portion to optimize the dose selection for the Phase 2b portion. We expect the randomized Phase 2b portion to begin in the fourth quarter of 2011.

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

STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development.

        In November 2010, we announced that the United States Department of Defense recommended funding of STA-9584, in the amount of approximately $1 million, for study in advanced prostate cancer. We anticipate initiating work supported by this grant during the first half of 2011.

Our Inflammatory Disease Programs

        We have two preclinical-stage programs focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

CRACM Ion Channel Inhibitors

        We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong antiinflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis, or RA, asthma, chronic obstructive pulmonary disease, or COPD, allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. As part of our strategic alliance with Roche, Roche is advancing several compounds in preclinical development.

        We have several CRACM inhibitors, which are not licensed to Roche, in lead optimization. Because there are a number of CRACM ion channel targets on immune cells, we believe that our next generation CRACM inhibitor compounds could potentially apply to different immune system diseases and address distinct therapeutic areas, such as RA, allergy, asthma, and transplant rejection.

  Roche CRACM Inhibitor Alliance

        In December 2008, we formed a strategic alliance with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. We refer herein to the agreement, as amended in February 2010 and February 2011, as the Roche Agreement. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of RA and other autoimmune diseases and inflammatory conditions.

        Under the terms of the Roche Agreement, we received a $16 million non-refundable upfront license fee. Roche funded research and development conducted by us, which included discovery and certain early development activities. As of December 31, 2010, we have received approximately $21.1 million in research and development support under the Roche Agreement. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the two-year research term that concluded on December 31, 2010. We do not expect to earn any cost sharing revenue or receive any additional research and development support under the Roche Agreement in 2011. Roche is responsible for development and commercialization of the Licensed Compounds, while we retain certain co-development and co-promotion rights. We are also eligible to receive additional payments, for each of three Licensed Compounds, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will also receive tiered royalties on sales of all approved, marketed products containing Licensed Compounds.

        In the February 2011 amendment of the Roche Agreement, we extended the term of the research license for Roche to continue performing research on certain specified compounds until June 30, 2011.

That amendment also provided for the return to us of certain Licensed Compounds. We retain all development and commercialization rights for our CRACM inhibitor compounds other than the specific Licensed Compounds licensed to Roche under the Roche Agreement.

IL-12/23 Inhibitors

        We have identified several small molecule IL-12/23 inhibitors that represent a promising opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs.

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues have been generated primarily through partnership agreements with GSK and Roche. The terms of these agreements include payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized (see "Critical Accounting Policies and Estimates—Revenue Recognition"). In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

        Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals and the expense of filing, prosecuting, defending or enforcing any patent claims or other intellectual property rights. In addition, we may obtain unexpected or unfavorable results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time. In 2011, we anticipate that our overall research and development expenses for personnel and external costs will increase as we further advance the clinical development of ganetespib and elesclomol. However, these increases will be offset in part due to the anticipated lower investment in CRACM research following the conclusion on December 31, 2010 of the initial two-year research term under the Roche Agreement.

        Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

        General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors' and officers' liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2011, we anticipate our general and administrative expenses will remain at levels similar to 2010.

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

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to contract research accruals, the recoverability of long-lived assets, measurement of stock-based compensation and the periods of performance under collaborative research and development agreements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

        We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, we consider whether we intend to sell the debt security and, if we do not intend to sell the debt security, we consider available evidence to assess whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2010 and 2009, we determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2010 and 2009, we recorded no realized gains or losses on marketable securities.

Revenue Recognition

  Collaboration and License Agreements

        Our principal source of revenue is from collaborative research and development agreements, which may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

        We evaluate the multiple deliverables within our collaborations to determine whether the delivered elements that are our obligation have value to our collaborators on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

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

        Royalty revenues are based upon a percentage of net sales. Royalties from the sales of products will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. In the years ended December 31, 2010, 2009 and 2008, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net income (loss) for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

        We use the Black-Scholes option pricing model as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we have a limited history of stock activity, expected volatility for the period from April 1, 2009 through December 31, 2010 was based upon the weighted-average historical volatility data of our common stock and the historical volatility data of our common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to us that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several similar guideline public biotechnology companies with similar stock compensation plans and terms. We will continue using our historical volatility and other similar public entity volatility information until our historical volatility alone is relevant to measure expected volatility for future option grants. We estimate the forfeiture rate based on historical data. Our options generally vest 25% after one year of service and quarterly over three years thereafter. Based on an analysis of historical forfeitures, we applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. We use the simplified method for determining the expected lives of options.

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

        Our net income (loss) included compensation costs in the amount of $4.0 million, $4.6 million and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2010, the total amount of unrecognized stock-based compensation expense was $4.3 million, which will be recognized over a weighted average period of 1.8 years.

Consolidated Results of Operations

Years Ended December 31, 2010, 2009 and 2008

  Revenue

	Years Ended December 31,			2010 / 2009 Comparison		2009 / 2008 Comparison
	2010	2009	2008	$	%	$	%
	(dollars in millions)
Collaboration revenues:
License and milestone revenue—Roche	$4.6	$4.6	$0.1	$—	—%	$4.5	4,500%
License and milestone revenue—GSK	—	121.1	8.4	(121.1)	(100)%	112.7	1,342%

	4.6	125.7	8.5	(121.1)	(96)%	117.2	1,379%
Cost sharing reimbursements, net—Roche	9.2	11.9	—	(2.7)	(23)%	11.9	—%
Cost sharing reimbursements, net—GSK	—	6.6	(5.9)	(6.6)	(100)%	12.5	212%

	9.2	18.5	(5.9)	(9.3)	(50)%	24.4	414%

Total collaboration revenue	13.8	144.2	2.6	(130.4)	(90)%	141.6	5,446%
Grant revenue	1.0	—	—	1.0	—%	—	—%

Total revenues	$14.8	$144.2	$2.6	$(129.4)	(90)%	$141.6	5,446%

  Roche

        Overview.    In December 2008, as amended in February 2010 and February 2011, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels and received a $16 million nonrefundable upfront payment from Roche in January 2009. Reimbursements of research and development costs to us by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. The initial two-year research term concluded on December 31, 2010 and, accordingly, we do not expect to earn any cost sharing revenue or receive any additional research and development support under the Roche Agreement in 2011. (See Notes 2 and 8 in the accompanying condensed consolidated financial statements.)

        In 2010 as compared to 2009, cost sharing reimbursements from Roche decreased by $2.7 million due to the realignment of our resources to focus on advancing the research program, thereby shifting preclinical and clinical development to Roche, as well as a corresponding lower level of research and development funding by Roche.

        In 2009 as compared to 2008, we recognized a full year of license revenue in connection with the $16 million nonrefundable upfront payment we received from Roche in January 2009 and we began performing research and development services under the Roche Agreement.

  GSK

        Overview:    In October 2007, as amended in June 2008, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol, received an $80 million nonrefundable upfront payment from GSK and achieved a total of $50 million in nonrefundable operational milestones. In 2008, we began recognizing, as a reduction to revenue, net cost sharing reimbursements due to GSK for costs they incurred under the development program. In 2009, following the suspension of the Company's global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, GSK terminated the GSK Agreement effective September 10, 2009. (See Notes 2 and 9 in the accompanying condensed consolidated financial statements.)

        In 2010 as compared to 2009, no revenue related to GSK was recognized due to the termination of the GSK Agreement in September 2009. In 2009 as compared to 2008, license and milestone revenue recognized under the GSK Agreement increased by $112.7 million. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones, all of which were recorded as license and milestone revenue as we had no further obligation for deliverables under the GSK Agreement. Also, in 2009, cost sharing reimbursements related to GSK increased by $12.5 million. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

  Grant revenue

        In 2010, we recognized grant revenue of $1.0 million as compared to no grant revenue recognition in 2009. In November 2010, we were informed that all four Therapeutic Discovery Tax Credit applications we submitted under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act of 2010, had been approved and that we had been awarded approximately $1.0 million in grants. These funds were received in December 2010.

  Research and Development Expense

	Years Ended December 31,			2010 / 2009 Comparison		2009 / 2008 Comparison
	2010	2009	2008	$	%	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$26.0	$14.7	$6.3	$11.3	77%	$8.4	133%
Elesclomol	2.9	19.7	60.1	(16.8)	(85)%	(40.4)	(67)%
Apilimod	—	0.5	0.4	(0.5)	(100)%	0.1	25%

Total clinical-stage drug candidates	28.9	34.9	66.8	(6.0)	(17)%	(31.9)	(48)%
CRACM	7.6	10.6	5.7	(3.0)	(28)%	4.9	86%
Other early stage programs	3.8	5.6	9.1	(1.8)	(32)%	(3.5)	(38)%

Total research and development	$40.3	$51.1	$81.6	$(10.8)	(21)%	$(30.5)	(37)%

  Ganetespib

        In 2010 as compared to 2009, costs incurred under our ganetespib program increased by $11.3 million, principally including increases of $6.6 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $4.7 million for external costs.

        In 2009 as compared to 2008, costs incurred under our ganetespib program increased by $8.4 million, principally including increases of $6.9 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.5 million for external costs.

        These increases in 2010 and 2009 were principally due to the advancement of clinical development, including fifteen ongoing clinical trials as of December 31, 2010, the manufacture of supporting drug supply, and the evaluation of additional cancer types and planning activities in connection with future clinical trials. In 2010, we initiated nine clinical trials, including a Phase 1 company-sponsored clinical trial of ganetespib in combination with docetaxel in solid tumors and eight investigator-sponsored clinical trials, which include a Phase 1/2 trial in hepatic cancer and seven Phase 2 trials in colon, gastric, ocular melanoma, pancreatic, prostate, breast and small-cell lung cancers. In 2009, we initiated four company-sponsored clinical trials, including two Phase 1/2 clinical trials in hematologic cancers and two Phase 2 clinical trials in NSCLC and GIST. In 2011, we anticipate that the overall costs under our ganetespib program will continue to increase as we further advance clinical development, including the planned initiation of a randomized, registration-enabling Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in NSCLC in the second quarter of 2011 and possible additional clinical trials in other cancer types, as well as the conduct of non-clinical supporting activities.

  Elesclomol

        In 2010 as compared to 2009, costs incurred under our elesclomol program decreased by $16.8 million, principally including decreases of $7.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $9.3 million for external costs. These decreases were principally due to non-recurring costs incurred in 2009 resulting from the suspension of our previous elesclomol program and subsequent restructuring in the first quarter of 2009, offset in part by efforts in support of the restart of clinical development. In the fourth quarter of 2010, we initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and a Phase 1 clinical trial of elesclomol as a single agent in AML, with patient enrollment in these studies expected in the first quarter of 2011. In 2011, we anticipate that the overall costs under our elesclomol program will increase significantly as we further advance clinical development, including the planned initiation of a randomized Phase 2b clinical trial in NSCLC in the second quarter of 2011. This trial will include a dose-escalation and safety portion to optimize the dose selection for the Phase 2b portion. We expect the randomized Phase 2b portion to begin by the fourth quarter of 2011.

        In 2009 as compared to 2008, costs incurred under our elesclomol program decreased by $40.4 million, principally including decreases of $12.3 million for personnel-related costs, related research supplies and operational overhead, $2.9 million for stock compensation, and $25.2 million for external costs. On February 26, 2009, we suspended the SYMMETRY trial, our global, pivotal Phase 3 clinical trial which was initiated in the third quarter of 2007, as well as the additional ongoing clinical studies using the sodium salt, water soluble formulation of elesclomol, including the Phase 1/2 trial of elesclomol in combination with docetaxel and prednisone in prostate cancer that was initiated in the fourth quarter of 2008 and the monotherapy Phase 1 trial in solid tumors that was initiated in January 2009. Subsequently, on March 12, 2009, we committed to a restructuring that consisted primarily of an immediate workforce reduction. In 2009, stock compensation decreased by $2.9 million due in part to the workforce reduction in the first quarter of 2009 and in part to the non-recurring correction recognized in the first quarter of 2008. (See Note 2 in the accompanying condensed consolidated financial statements.)

  Apilimod

        In 2010 as compared to 2009, costs incurred under our apilimod program decreased by $0.5 million principally due to decreases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs. Based on our review of the results of a Phase 2a clinical trial of apilimod in patients with RA, we do not expect to continue development of apilimod in this indication, with this formulation and route of administration. In 2009 as compared to 2008, costs incurred under our apilimod program principally increased by $0.1 million due to a $0.1 million increase for external costs.

  CRACM

        In 2010 as compared to 2009, costs incurred under our CRACM program decreased by $3.0 million, principally including decreases of $2.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.0 million for external costs. These decreases reflect the realignment of our resources to focus on advancing the research program, thereby shifting preclinical and clinical development to Roche, as well as a corresponding lower level of research and development funding by Roche. In 2011, we anticipate that costs under the CRACM program will decrease as the result of a lower investment in CRACM research following the conclusion on December 31, 2010 of the initial two-year research term under the Roche Agreement.

        In 2009 as compared to 2008, costs incurred under our CRACM program increased by $4.9 million, principally including increases of $4.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.8 million for external costs. The increase in external costs was principally due to the advancement of the program towards preclinical development.

  Early-stage programs

        In 2010 as compared to 2009, costs incurred under our other early-stage programs decreased by $1.8 million principally due to decreases of $1.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.6 million for external costs. In 2009 as compared to 2008, costs incurred under our other early-stage programs decreased by $3.5 million principally due to decreases of $3.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs.

  General and Administrative Expense

	Years Ended December 31,			2010 / 2009 Comparison		2009 / 2008 Comparison
	2010	2009	2008	$	%	$	%
	(dollars in millions)
General and administrative	$11.4	$12.6	$14.7	$(1.2)	(10)%	$(2.1)	(14)%

        In 2010 as compared to 2009, the decrease in general and administrative expense principally resulted from decreases of $0.6 million for personnel-related costs and related overhead in connection with decreased headcount and stock compensation and $0.6 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes. In 2011, we anticipate our general and administrative expenses will remain at levels similar to 2010.

        In 2009 as compared to 2008, the decrease in general and administrative expense principally resulted from decreases of $1.3 million for personnel-related costs and related overhead in connection with decreased headcount and stock compensation due in part to the workforce reduction in the first quarter of 2009 and $0.8 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, director and officer insurance premiums, investor and medical-community relations, commercial development and corporate taxes.

  Other (Expense) Income, net

	Years Ended December 31,			2010 / 2009 Comparison		2009 / 2008 Comparison
	2010	2009	2008	$	%	$	%
	(dollars in millions)
Interest and investment income	$—	$0.1	$1.6	$(0.1)	(100)%	$(1.5)	(94)%
Interest expense	(0.6)	(0.3)	(0.5)	(0.3)	(100)%	0.2	40%

Other (expense) income, net	$(0.6)	$(0.2)	$1.1	$(0.4)	(200)%	$(1.3)	(118)%

        In 2010 as compared to 2009, interest and investment income decreased by $0.1 million principally due to declining interest rates. Interest expense increased by $0.3 million principally due to interest expense in connection with the GECC Term Loan that was executed in September 2010, offset by lower average principal balances of capital equipment leases. In 2011, we anticipate that interest expense will increase based upon a full year of interest expense related to the GECC Term Loan. In 2009 as compared to 2008, interest and investment income decreased by $1.5 million principally due to declining interest rates and lower average cash balances, and interest expense decreased by $0.2 million due to lower average principal balances of capital equipment leases.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)
Cash, cash equivalents and marketable securities	$51.0	$44.2	$73.6
Working capital	34.8	28.1	57.9
Cash flows (used in) provided by:
Operating activities	(38.2)	(26.8)	(37.9)
Investing activities	(19.8)	21.0	(23.7)
Financing activities	45.2	(2.1)	(1.9)
Capital expenditures (included in investing activities)	(0.1)	(0.5)	(2.2)

        Our operating activities used cash of $38.2 million, $26.8 million and $37.9 million in 2010, 2009 and 2008, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        In 2010, our investing activities used cash of $19.8 million, including purchases of marketable securities in the amount of $36.9 million and purchases of property and equipment in the amount of $0.1 million, offset by $17.2 million in maturities of marketable securities in our investment portfolio. In 2009, our investing activities provided cash of $21.0 million, including maturities of marketable securities in our investment portfolio in the amount of $60.8 million, offset by the purchases of marketable securities in the amount of $39.3 million and purchases of property and equipment in the amount of $0.5 million. In 2008, our investing activities used cash of $23.7 million, including purchases of marketable securities in the amount of $21.5 million and purchases of property and equipment in the amount of $2.2 million.

        Our financing activities provided cash of $45.2 million in 2010, and used cash of $2.1 million and $1.9 million in 2009 and 2008, respectively. In 2010, we raised approximately $47.0 million in net cash proceeds, including $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock in an underwritten public offering in January 2010, $15.0 million in gross proceeds from the GECC Term Loan that was executed in September 2010, and $5.0 million in net proceeds from the direct sale of 1,440,923 shares of our common stock in November 2010 to a director and largest existing stockholder, as well as $0.3 million from the exercise of common stock options. In 2008, we raised $0.9 million in proceeds from the sale and lease-back of property and equipment. We repaid $1.8 million, $2.2 million and $2.8 million in capital equipment leases in 2010, 2009 and 2008, respectively.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2010)	Total	2011	2012 through 2013	2014 through 2015	More than 5 years
Capital lease obligations(1)	$0.2	$0.2	$—	$—	$—
Operating lease obligations	1.8	1.7	0.1	—	—
Research and development contracts(2)	8.8	6.7	2.1	—	—
GECC Term Loan(1)	17.8	4.7	13.1	—	—

Total	$28.6	$13.3	$15.3	$—	$—

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

  Amounts not included in the table of Contractual Obligations and Commitments

        We lease our research and office facilities under non-cancelable operating leases with terms expiring in 2011. We are currently in negotiations to renew our expiring leases under our existing renewal options. Each of these leases contains renewal options ranging from one to five years.

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

Term Loan with General Electric Capital Corporation (GECC)

        On September 30, 2010, we entered into the $15 million GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We will make interest-only payments through June 2011, followed by 27 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the GECC Term Loan, we paid origination fees in the amount of $150,000 and are obligated to pay an exit fee of $450,000 at the time of the final payment of the outstanding principal. These amounts are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. We also paid approximately $177,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the $150,000 origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the year ended December 31, 2010, we recognized approximately $453,000 in interest expense related to the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. We may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

        The GECC Term Loan is secured by substantially all of our assets, except our intellectual property. We have granted GECC a springing security interest in our intellectual property in the event we are not in compliance with certain cash burn covenants, as defined. The GECC Term Loan contains restrictive covenants, including the requirement for us to receive prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events. We have determined that the risk of subjective acceleration under the material adverse events clause is remote. In addition, at the time of closing the GECC Term Loan, we were required to repay approximately $787,000 of remaining principal outstanding under our existing equipment leases with GECC.

Equity Line of Credit with Azimuth

        On October 4, 2010, we entered into a common stock purchase agreement, or the Purchase Agreement, with Azimuth Opportunity Ltd., or Azimuth, pursuant to which we obtained an equity line of credit facility, which we refer to as the Facility, under which we may sell, in our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the 18-month term of the agreement. Each draw down is limited in size, unless otherwise mutually agreed by the parties, to the lesser of (i) certain agreed-upon draw down amounts (the largest of which is $4.25 million), based on the threshold price selected by us for the draw down, and (ii) 2.5% of our market capitalization at the time of such draw down. Azimuth is not required to purchase shares of our common stock if the threshold price is less than $2.00 per share. The per share price of the shares sold in each draw down will be determined based on the daily volume weighted average price of our common stock on each trading day during the draw down period, less a discount ranging from 4.875% to 6%. The Purchase Agreement also provides that, from time to time and in our sole discretion, we may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by us. There were no transaction fees paid or warrants issued by us to Azimuth in connection with execution of the Purchase Agreement. Shares under the Facility, if issued, will be registered under our registration statement on Form S-3 declared effective by the Securities and Exchange Commission on August 28, 2008. Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale. To date, no shares have been sold to Azimuth under the Facility. The Purchase Agreement may be terminated by either party at any time.

Liquidity

Funding Requirements

        We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing and contemplated clinical trials of ganetespib in solid tumors and hematologic cancers and initiate additional clinical trials of ganetespib, including the planned initiation of a Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in NSCLC, if supported by trial results;

  •
  complete preclinical development of an additional Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  complete the ongoing clinical trials of elesclomol in AML and ovarian cancers, and initiate additional clinical trials of elesclomol, including the planned initiation of a Phase 2b clinical trial of elesclomol in NSCLC, if supported by trial results;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by preclinical data;

  •
  advance our CRACM inhibitor compounds not licensed to Roche under the Roche Agreement into preclinical development and initiate clinical trials, if supported by preclinical data;

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

        Our funding requirements will depend on a number of factors, including:

  •
  the progress and results of our ongoing clinical trials of ganetespib and any additional clinical trials of ganetespib we may initiate in the future, including the planned initiation of a Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in NSCLC, based on the results of these clinical trials;

  •
  the results of preclinical studies of any additional Hsp90 inhibitors we may develop, and our decision to initiate clinical trials, if supported by preclinical data;

  •
  the progress and results of our ongoing clinical trials of elesclomol and any additional clinical trials of elesclomol we may initiate in the future, including the planned initiation of a Phase 2b clinical trial of elesclomol in NSCLC, based on the results of these clinical trials;

  •
  the results of our preclinical studies of STA-9584, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

  •
  the results of our preclinical studies of our CRACM inhibitor compounds not licensed to Roche under the Roche Agreement, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

  •
  Roche's ability to satisfy its obligations under the Roche Agreement, including payment of milestone and royalty payments;

  •
  uncertainty associated with costs, timing, and outcome of regulatory review of our drug candidates;

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

  •
  the costs to satisfy our obligations under potential future collaborations; and

  •
  the timing, receipt, and amount of sales or royalties, if any, from ganetespib, elesclomol, STA-9584, our CRACM inhibitors, our IL-12/23 inhibitors and our other potential products.

        As of December 31, 2010, we had $51 million in cash, cash equivalents and marketable securities, an increase of $6.8 million from $44.2 million as of December 31, 2009. This increase principally reflects $47 million in net cash proceeds from financing activities and $9.1 million in research and development funding from Roche, offset by cash used in operations as discussed under "Cash Flows" above. The $47 million in net cash proceeds from financing activities includes $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock in an underwritten public offering in January 2010, $15 million in gross proceeds from the GECC Term Loan that was executed in September 2010 and $5 million in net proceeds from the direct sale of 1,440,923 shares of our common stock in November 2010, as well as $0.3 million from the exercise of common stock options.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs—ganetespib, elesclomol, STA-9584, CRACM compounds not licensed by Roche under the Roche Agreement, and our IL-12/23 inhibitors—which could result in one or more new partnership agreements, that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into 2012. This estimate assumes that certain activities contemplated for 2011 will be conducted subject to the availability of sufficient financial resources. We are evaluating additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million equity line of credit facility or other sources.

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

        If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to $116.2 million in securities available for issuance, including up to $35.0 million in shares of common stock that we may offer and sell under the ELOC with Azimuth.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards

        In 2005, 2007 and 2010, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced a change in ownership, as defined by Section 382, in connection with the acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO or any other equity offerings to date. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2010 we have net operating loss carryforwards for U.S. federal tax purposes of approximately $288.6 million, after taking into consideration net operating losses expected to expire unused as a result of this limitation, and the remainder will expire in varying amounts through 2030 unless utilized. In addition, as of December 31, 2010, we have state net operating loss carryforwards of approximately $160.4 million, which will expire through 2014 unless utilized. The utilization of these net operating loss carryforwards may be further limited as we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2010, we had cash, cash equivalents and marketable securities of $51 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceuticals Corp.'s. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synta Pharmaceuticals Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion Synta Pharmaceuticals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010 of Synta Pharmaceuticals Corp. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2011

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

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 26, 2011.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Officer and Director Compensation," "Management and Corporate Governance—Committees of the Board of Directors and Meetings" and "Compensation Committee Report" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 26, 2011.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 26, 2011.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management and Corporate Governance—The Board of Directors" and "Management and Corporate Governance—Director Independence" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 26, 2011.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Proposal No. 2—Independent Public Accountants" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 26, 2011.

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
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant.		S-1/A (Exhibit 3.2)	1/23/07	333-138894
3.2	Restated Bylaws of the Registrant.		S-1/A (Exhibit 3.4)	1/23/07	333-138894
4.1	Form of Common Stock Certificate.		S-1/A (Exhibit 4.1)	2/5/07	333-138894
4.2.1	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.1)	12/1/06	333-138894
4.2.2	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.2)	12/1/06	333-138894
4.2.3	Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.3)	2/5/07	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Lease Agreements
10.1
	Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006.		S-1/A (Exhibit 10.5)	12/1/06	333-138894
10.2
	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		10-Q (Exhibit 10.1)	8/7/08	001-33277
10.3
	Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between Fuji ImmunoPharmaceuticals Corp. and 125 Hartwell Trust, as amended by First Amendment dated January 31, 1993, Second Amendment dated October 1, 1997, Third Amendment dated November 1, 2002, Assignment and Assumption of Lease and Consent of Release by Landlord and Fourth Amendment of Lease, dated July 9, 2004, Fifth Amendment, dated October 22, 2004 and Sixth Amendment, dated August 1, 2005.		S-1/A (Exhibit 10.6)	12/1/06	333-138894
10.4	Seventh Amendment, dated November 26, 2007, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust.		10-K (Exhibit 10.6.1)	3/20/08	001-33277
10.5	Eighth Amendment, dated June 19, 2008, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust.		10-Q (Exhibit 10.2)	8/7/08	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6	Ninth Amendment, dated May 19, 2009, to Lease of 125 Hartwell Avenue, Lexington, MA, dated October 26, 1992, by and between the Registrant, as successor-by-assignment, and 125 Hartwell Trust.		10-Q (Exhibit 10.1)	8/4/09	001-33277
10.7
	Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord's Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005.		S-1/A (Exhibit 10.8)	12/1/06	333-138894
10.8	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		S-1/A (Exhibit 10.27)	1/4/07	333-138894
Credit Facilities and Loan Agreements
10.9	Common Stock Purchase Agreement, dated October 4, 2010, by and between the Registrant and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	10/5/10	001-33277
10.10	Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	10/5/10	001-33277
10.11
	First Amendment, dated as of November 9, 2010, to Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.12	Promissory Note issued by the Registrant to General Electric Capital Corporation.		8-K (Exhibit 10.1.2)	10/5/10	001-33277
10.13	Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	10/5/10	001-33277
10.14	Guaranty, dated as of September 30, 2010, by and among Synta Securities Corp. and General Electric Capital Corporation.		8-K (Exhibit 10.1.14)	10/5/10	001-33277
10.15	Pledge Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., and General Electric Capital Corporation.		8-K (Exhibit 10.1.5)	10/5/10	001-33277
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.16	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277
†10.17	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277
†10.18	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-K/A (Exhibit 10.27)	11/10/09	001-33277
†10.19	Amendment, dated February 5, 2010, to Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	5/4/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Equity Compensation Plans
*10.20	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894
*10.21	Amended and Restated 2006 Stock Plan.		8-K (Exhibit 10.1)	6/21/10	001-33277
*10.22	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894
*10.23	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894
*10.24	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894
*10.25	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894
*10.26	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894
Agreements with Executive Officers and Directors
*10.27	Amended and Restated Director Compensation Policy, effective June 10, 2009.		10-Q (Exhibit 10.2)	8/4/09	001-33277
*10.28	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277
*10.29	Letter Agreement, dated April 18, 2005, by and between the Registrant and Safi R. Bahcall, Ph.D.		S-1/A (Exhibit 10.13)	12/1/06	333-138894
*10.30	Letter Agreement, dated October 12, 2002, by and between the Registrant and Dr. Keizo Koya.		S-1/A (Exhibit 10.14)	12/1/06	333-138894
*10.31	Letter Agreement, dated April 15, 2004, by and between the Registrant and Dr. Jeremy Chadwick.		S-1/A (Exhibit 10.16)	12/1/06	333-138894
*10.32	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich.		S-1/A (Exhibit 10.17)	12/1/06	333-138894
*10.33	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.34	Letter Agreement, dated July 9, 2008, by and between the Registrant and Michael P. Bailey.		10-Q (Exhibit 10.12)	11/13/08	001-33277
*10.35	Letter Agreement, dated December 9, 2008, by and between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.29)	3/11/10	001-33277
*10.36	Letter Agreement, dated November 19, 2010, by and between the Registrant and Amar Singh.	X
*10.37	Form of Severance and Change in Control Agreement between the Registrant and each of Keizo Koya, Amar Singh and Vojo Vukovic.		10-K (Exhibit 10.30)	3/11/10	001-33277
*10.38	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.		10-K (Exhibit 10.31)	3/11/10	001-33277
*10.39	Retention Award from the Registrant to Keith S. Ehrlich, dated April 14, 2009.		10-Q (Exhibit 10.3)	8/4/09	001-33277
*10.40	Agreement and Release, dated January 14, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.22)	12/1/06	333-138894
*10.41	Consulting Agreement, dated April 18, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.23)	12/1/06	333-138894
*10.42	Amendment to Consulting Agreement, dated March 23, 2007, by and between the Registrant and Lan Bo Chen, Ph.D.		10-K (Exhibit 10.19.1)	3/20/08	001-33277
*10.43	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894
*10.44	Summary of bonus arrangements applicable to the Registrant's Named Executive Officers.		10-K (Exhibit 10.23)	3/20/08	001-33277
10.45	Subscription Agreement, dated November 10, 2010, by and between the Registrant and Bruce Kovner.		8-K (Exhibit 10.1)	11/12/10	001-33277
21.1	List of Subsidiaries.		10-K (Exhibit 21.1)	3/28/07	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

SYNTA PHARMACEUTICALS CORP.
Date: March 11, 2011	By:	/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ SAFI R. BAHCALL, PH.D. Safi R. Bahcall, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2011
/s/ KEITH S. EHRLICH Keith S. Ehrlich	Vice President, Finance and Administration, Chief Financial Officer (principal accounting and financial officer)	March 11, 2011
/s/ KEITH R. GOLLUST Keith R. Gollust	Chairman of the Board	March 11, 2011
/s/ LAN BO CHEN Lan Bo Chen, Ph.D	Director	March 11, 2011
/s/ BRUCE KOVNER Bruce Kovner	Director	March 11, 2011
/s/ DONALD W. KUFE Donald W. Kufe, M.D.	Director	March 11, 2011
/s/ WILLIAM REARDON William Reardon, C.P.A.	Director	March 11, 2011
/s/ ROBERT WILSON Robert N. Wilson	Director	March 11, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2010, 2009, and 2008

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheets of Synta Pharmaceuticals Corp. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2011

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$31,310	$44,155
Marketable securities	19,663	—
Collaboration receivable	116	—
Prepaid expenses and other current assets	431	419

Total current assets	51,520	44,574
Property and equipment, net	2,181	3,978
Other assets	366	358

Total assets	$54,067	$48,910

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,925	$3,957
Accrued contract research costs	2,511	2,099
Other accrued liabilities	4,194	4,504
Capital lease obligations	201	1,262
Deferred collaboration revenue	4,572	4,647
Term loan	3,333	—

Total current liabilities	16,736	16,469

Long-term liabilities:
Capital lease obligations	26	799
Deferred collaboration revenue	2,159	6,731
Term loan	11,667	—

Total long-term liabilities	13,852	7,530

Total liabilities	30,588	23,999

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at December 31, 2010 and 2009; 42,090,205 and 33,978,300 shares issued and outstanding at December 31, 2010 and 2009, respectively	4	3
Additional paid-in-capital	374,528	338,491
Accumulated other comprehensive income	(3)	—
Accumulated deficit	(351,050)	(313,583)

Total stockholders' equity	23,479	24,911

Total liabilities and stockholders' equity	$54,067	$48,910

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Collaboration revenues:
License and milestone revenue	$4,572	$125,701	$8,513
Cost sharing reimbursements, net	9,253	18,544	(5,898)

Total collaboration revenues	13,825	144,245	2,615
Grant revenue	978	—	—

Total revenues	14,803	144,245	2,615

Operating expenses:
Research and development	40,252	51,054	81,581
General and administrative	11,449	12,651	14,742
Restructuring	—	1,236	—

Total operating expenses	51,701	64,941	96,323

Income (loss) from operations	(36,898)	79,304	(93,708)
Other (expense) income, net	(569)	(216)	1,090

Net income (loss)	$(37,467)	$79,088	$(92,618)

Net income (loss) per common share:
Basic	$(0.93)	$2.33	$(2.75)
Diluted	$(0.93)	$2.32	$(2.75)
Weighted-average common shares outstanding:
Basic	40,365,215	33,887,766	33,735,579
Diluted	40,365,215	34,118,846	33,735,579

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

(in thousands, except share amounts)

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity (deficit)	Comprehensive income (loss)
	Shares	Amount
Balance at December 31, 2007	33,875,942	$3	$324,946	—	$(300,053)	$24,896	$(63,497)

Issuance of restricted common shares	45,242	—	—	—	—	—
Exercise of stock options	625	—	1	—	—	1
Forfeitures of restricted common shares	(2,225)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	7,572	—	—	7,065
Reclassification of vested stock options granted to non-employee consultants	—	—	1,343	—	—	1,850
Unrealized gain on marketable securities	—	—	—	15	—	15	15
Net loss	—	—	—	—	(92,618)	(92,618)	(92,618)

Balance at December 31, 2008	33,919,584	3	333,862	15	(392,671)	(58,791)	(92,603)

Issuance of restricted common shares	46,216	—	—	—	—	—
Exercise of stock options	25,000	—	50	—	—	50
Forfeitures of restricted common shares	(12,500)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	4,579	—	—	4,579
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)	(15)
Net income	—	—	—	—	79,088	79,088	79,088

Balance at December 31, 2009	33,978,300	$3	$338,491	$—	$(313,583)	$24,911	$79,073

Issuance of common shares in equity offering, net	6,388,889	1	26,688	—	—	26,689
Issuance of common shares to a related party, net	1,440,923	—	4,985	—	—	4,985
Issuance of restricted common shares	180,719	—	—	—	—	—
Exercise of stock options	132,745	—	316	—	—	316
Forfeitures of restricted common shares	(31,371)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	4,048	—	—	4,048
Unrealized loss on marketable securities	—	—	—	(3)	—	(3)	(3)
Net loss	—	—	—	—	(37,467)	(37,467)	(37,467)

Balance at December 31, 2010	42,090,205	$4	$374,528	$(3)	$(351,050)	$23,479	$(37,470)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(37,467)	$79,088	$(92,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	4,048	4,579	7,572
Depreciation and amortization	1,933	2,463	2,717
Changes in operating assets and liabilities:
Collaboration receivable	(116)	16,000	—
Restricted cash	—	151	(68)
Prepaid expenses and other current assets	(12)	1,088	(170)
Other assets	(8)	(255)	(27)
Accounts payable	(2,032)	626	840
Accrued contract research costs	412	(10,294)	8,876
Other accrued liabilities	(310)	1,663	(2,841)
Deferred collaboration revenue	(4,647)	(115,625)	31,486
Collaboration payable	—	(6,294)	6,294

Net cash used in operating activities	(38,199)	(26,810)	(37,939)

Cash flows from investing activities:
Purchases of marketable securities	(36,916)	(39,303)	(21,503)
Maturities of marketable securities	17,250	60,806	—
Purchases of property and equipment	(136)	(454)	(2,184)

Net cash (used in) provided by investing activities	(19,802)	21,049	(23,687)

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of common stock options, net of transaction costs	27,005	50	1
Proceeds from the sale of common stock to a related party	4,985	—	—
Proceeds from term loan	15,000	—	—
Proceeds from sale—leaseback of property and equipment	—	—	880
Payment of capital lease obligations	(1,834)	(2,179)	(2,787)

Net cash provided by (used in) financing activities	45,156	(2,129)	(1,906)

Net decrease in cash and cash equivalents	(12,845)	(7,890)	(63,532)
Cash and cash equivalents at beginning of period	44,155	52,045	115,577

Cash and cash equivalents at end of period	$31,310	$44,155	$52,045

Supplemental disclosure of noncash operating, investing and financing activities:
Collaboration receivable for upfront license payment	—	—	$16,000
Acquisition of equipment under capital leases	—	$58	$1,748
Supplemental disclosure of cash flow information:
Cash paid for interest	$578	$312	$489

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

        The Company has incurred significant operating losses since its inception and, as a result, at December 31, 2010 had an accumulated deficit of $351.1 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, capital leases, non-refundable partnership payments under the agreements with GlaxoSmithKline (GSK) and Hoffman-La Roche (Roche), and proceeds from a term loan by General Electric Capital Corporation (GECC) (see Note 12). At December 31, 2010, the Company had approximately $51.0 million in cash, cash equivalents and marketable securities.

        Based on the Company's current operating levels, it expects its cash resources will be sufficient to fund operations into 2012. This estimate assumes that certain activities contemplated for 2011 will be conducted subject to the availability of sufficient financial resources. The Company is evaluating additional potential sources of funding, including partnership agreements, cost or risk-sharing agreements, equity financings, use of its $35 million equity line of credit facility (see Note 5) or other sources.

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

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2010 and 2009, the Company determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2010 and 2009, the Company recorded no realized gains or losses on marketable securities.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, accounts payable and capital lease and term loan obligations, approximate their fair values. The fair value of the Company's financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Level 3—unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2010, the Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of corporate, government and government-agency bonds that are guaranteed by the U.S. government. As of December 31, 2010, the Company had no financial liabilities that were subject to fair value measurement.

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

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $1.9 million, $2.2 million, and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        As of December 31, 2010, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

        The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        The Company assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were impaired as of December 31, 2010 and 2009.

Revenue Recognition

Collaboration and License Agreements

        The Company's principal source of revenue is from collaborative research and development agreements, which may include upfront license payments, development milestones, reimbursement of research and development costs, profit sharing payments, sales milestones and royalties. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

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

        Royalty revenues are based upon a percentage of net sales. Royalties from the sales of products will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Sales milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Grant Revenue

        In November 2010, the Company was informed that all four Therapeutic Discovery Tax Credit applications it submitted under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act of 2010, had been approved and that the Company had been awarded approximately $1.0 million in grants. These funds were received in December 2010 and have been recorded as grant revenue in the accompanying statement of operations.

Deferred Collaboration Revenue

        Consistent with the Company's policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company's revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At December 31, 2010, total deferred collaboration revenue was approximately $6.7 million, of which $4.6 million is current.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through December 31, 2010 was based upon the weighted average historical volatility data of the Company's common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several guideline similar public biotechnology companies with similar stock compensation plans and terms. The Company will continue using its historical volatility and other similar public entity volatility information until its historical volatility alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

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

        For the years ended December 31, 2010, 2009 and 2008, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2010	2009	2008
Risk-free interest rate	2.62%	2.05%	3.21%
Expected life in years	6.25 years	5.78 years	6.25 years
Volatility	102%	95%	70%
Expected dividend yield	—	—	—

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The effect of stock-based compensation expense during the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$3,614	$4,471	$5,279
Repriced employee stock options	—	—	169
Employee options issued below fair value	—	—	8
Non-employee stock options	—	17	588
Restricted stock	434	91	1,528

Total stock-based compensation expense	$4,048	$4,579	$7,572

Effect of stock-based compensation expense by line item:
Research and development	$3,074	$3,503	$5,779
General and administrative	974	1,076	1,793

Total stock-based compensation expense included in net income (loss)	$4,048	$4,579	$7,572

        Unrecognized stock-based compensation expense as of December 31, 2010 was as follows (in thousands):

	Unrecognized stock compensation expense as of December 31, 2010	Weighted average remaining period (in years)
Employee stock options	$4,111	1.79
Restricted stock	222	1.38

Total	$4,333	1.77

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Changes in

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

unrealized gains and losses on marketable securities represent the only difference between the Company's net income (loss) and comprehensive income (loss).

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

        For the years ended December 31, 2010, 2009 and 2008, common stock options calculated on a weighted average basis with exercise prices greater than the average market prices of the Company's common stock for these periods are not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

        For the years ended December 31, 2010 and 2008, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

        The following table sets forth the computation for basic and diluted net income (loss) per common share (in thousands, except per share information):

	Years Ended December 31,
	2010	2009	2008
Income (Numerator):
Net income (loss) for basic and diluted calculations	$(37,467)	$79,088	$(92,618)
Shares (Denominator):
Weighted-average shares for basic net income (loss) per share	40,365	33,888	33,736
Effect of dilutive securities	—	231	—
Weighted-average shares for diluted net income (loss) per share	40,365	34,119	33,736
Basic net income (loss) per common share	$(0.93)	$2.33	$(2.75)
Diluted net income (loss) per common share	$(0.93)	$2.32	$(2.75)
Outstanding securities not included in the computation of diluted net income (loss) per common share as their inclusion would be anti-dilutive:
Common stock options	5,327	3,899	4,691
Unvested restricted stock	141	46	173

	5,468	3,945	4,864

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition ("ASU No. 2010-17"), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to the issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. Alternatively, ASU No. 2010-17 can be adopted retrospectively for all prior periods. The Company's historical policy is such that, upon the achievement of milestones, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. The Company is currently evaluating how it will adopt ASU No. 2010-17 and whether it will have a material impact on its financial statements or results of operations.

        In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple-Element Revenue Arrangements ("ASU No. 2009-13"), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25 in two ways. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. ASU No. 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect ASU No. 2009-13 to have a material impact on its financial statements or results of operations.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2010 and 2009 was as follows:

	December 31, 2010
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,228	$—	$—	$25,228
U.S. government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	6,082	—	—	6,082

Total cash and cash equivalents	31,310	$—	$—	$31,310
Marketable securities:
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	19,666	—	(3)	19,663

Total cash, cash equivalents and marketable securities	$50,976	$—	$(3)	$50,973

	December 31, 2009
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$36,367	$—	$—	$36,367
U.S. government-sponsored entities due within 3 months of date of purchase (Level 2)	7,788	—	—	7,788

Total cash and cash equivalents	$44,155	$—	$—	$44,155

(4) Property and Equipment

        Property and equipment consist of the following at December 31:

	2010	2009
	(in thousands)
Laboratory equipment	$12,387	$12,337
Leasehold improvements	4,528	4,495
Computers and software	2,177	2,128
Furniture and fixtures	1,050	1,046

	20,142	20,006
Less accumulated depreciation and amortization	(17,961)	(16,028)

	$2,181	$3,978

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(4) Property and Equipment (Continued)

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $1.9 million, $2.5 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The net book value and accumulated amortization of equipment under capital lease was $0.4 million and $0.9 million, respectively, at December 31, 2010, and $2.1 million and $8.9 million, respectively, at December 31, 2009.

(5) Stockholders' Equity

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

Subscription Agreement

        In November 2010, the Company entered into a subscription agreement with a director and largest existing stockholder, pursuant to which the Company sold 1,440,923 shares of its common stock (the "Shares") at a purchase price of $3.47 per Share, which was the closing price of the Company's stock on the day prior to the sale. The Shares were sold directly to this director without a placement agent, underwriter, broker or dealer. The proceeds to the Company were approximately $5.0 million after deducting estimated offering expenses payable by the Company.

Equity Line of Credit

        On October 4, 2010, the Company entered into a common stock purchase agreement (Purchase Agreement) with Azimuth Opportunity Ltd. (Azimuth) pursuant to which the Company obtained an equity line of credit facility (Facility) under which it may sell, in its sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of the Company's common stock, whichever is fewer, over the 18-month term of the agreement. Each draw down is limited in size, unless otherwise mutually agreed by the parties, to the lesser of (i) certain agreed-upon draw down amounts (the largest of which is $4.25 million), based on the threshold price selected by the Company for the draw down, and (ii) 2.5% of the Company's market capitalization at the time of such draw down. Azimuth is not required to purchase shares of the Company's common stock if the threshold price is less than $2.00 per share. The per share price of the shares sold in each draw down will be determined based on the daily volume weighted average price of the Company's common stock on each trading day during the draw down period, less a discount ranging from 4.875% to 6%. The Purchase Agreement also provides that, from time to time and in the Company's sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company. There were no transaction fees or warrants issued by the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(5) Stockholders' Equity (Continued)

Company to Azimuth in connection with execution of the Purchase Agreement. Shares under the Facility, if issued, will be registered under the Company's registration statement on Form S-3 declared effective by the Securities and Exchange Commission on August 28, 2008. Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale. To date, no shares have been sold to Azimuth under the Facility. The Purchase Agreement may be terminated by either party at any time.

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

(6) Stock Plans

        The Company's 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 6,400,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2011, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 5,100,000 to 6,400,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was ratified by the board of directors in December 2010. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options vest over one to four years.

        As of December 31, 2010, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 1,941,278 shares of its common stock and had no shares available for future issuance.

        As of December 31, 2010, under its 2006 Stock Plan, the Company had options outstanding to purchase 3,385,701 shares of its common stock, had outstanding 140,613 restricted shares of common stock and had available 1,341,670 shares available for future issuance.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock Plans (Continued)

        The following table summarizes stock option activity during the year ended December 31, 2010:

	Shares available for grant	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	2,301,133	4,900,598	$8.95
Options granted(1)	(1,596,561)	1,415,842	4.01
Options exercised	—	(132,745)	2.38
Options cancelled(1)	637,098	(856,716)	8.04
Additional shares reserved	—	—	—

Outstanding at December 31	1,341,670	5,326,979	$7.95	5.97	$5,498,840

Exercisable at December 31		3,864,699	$9.13	4.85	$2,994,375

(1)
Shares available for grant include stock options and awards of restricted stock.

        The aggregate intrinsic value of all options outstanding and exercisable represents the total pre-tax amount, net of the exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the closing stock price of $6.12 on December 31, 2010. The weighted-average grant date fair values of options granted during the years ended December 31, 2010, 2009 and 2008 were $3.27, $1.98 and $5.47, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $278,000, $30,000 and $4,000, respectively.

        As of December 31, 2010, the total amount of unrecognized stock-based compensation expense was $4.3 million, which will be recognized over a weighted average period of 1.77 years.

        Included in the Company's stock options outstanding at December 31, 2010 were 157,555 options issued to non-employee consultants with a weighted average exercise price of $8.84 of which all were vested. The compensation expense was recorded over the respective vesting periods and was subject to variable accounting treatment prior to vesting, whereby the Company remeasured the fair value of the options at the end of each reporting period. Changes in the fair value may result in an expense or a credit in each reporting period. Compensation expense related to these options was approximately $0, $17,000 and $588,000, including the $553,000 correction referred to in Note 2 in the years ended December 31, 2010, 2009 and 2008, respectively.

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to senior management and non-employee directors. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares issued to non-employee directors and senior management vest over the service period. The remaining unrecognized compensation expense on restricted stock at December 31, 2010 was $222,000. The weighted average period over which the balance is expected to be recognized is 1.38 years.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock Plans (Continued)

        The following table summarizes unvested restricted shares during the year ended December 31, 2010:

	Shares	Weighted average grant date fair value
Outstanding at January 1	48,107	$5.14
Granted	180,719	3.72
Vested	(56,842)	3.63
Cancelled	(31,371)	5.48

Outstanding at December 31	140,613	$3.84

(7) Other Accrued Liabilities

        Other accrued liabilities consist of the following at December 31:

	2010	2009
	(in thousands)
Compensation and benefits	$2,903	$2,792
Professional fees	921	1,229
Other	370	483

	$4,194	$4,504

(8) Collaborative License Agreement with Roche

        In December 2008, as amended in February 2010 and February 2011, the Company and Roche entered into a collaborative license agreement (the Roche Agreement) to discover, develop, and commercialize small-molecule drugs targeting calcium release-activated calcium modulator (CRACM) channels. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis and other autoimmune diseases and inflammatory conditions. The Roche Agreement consists of the following funding streams: an upfront license payment, reimbursements of certain research and development costs, product development milestones, sales milestones and product royalty payments.

        Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche reimbursed all of the Company's research and certain early development costs based upon research and development plans agreed to by the parties. These costs included committed research support over the initial two year research term that concluded on December 31, 2010. As of December 31, 2010, the Company has received approximately $21.1 million in research and development support under the Roche Agreement. The Company does not expect to receive any additional research and development support under the Roche Agreement in 2011. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the initial two year research term. For these Licensed Compounds, Roche is responsible for development and commercialization, while the Company retains certain co-development and co-promotion rights. In February 2011, the Roche

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(8) Collaborative License Agreement with Roche (Continued)

Agreement was amended to extend the term of the research license to enable Roche to continue performing research on certain compounds until June 30, 2011. The amendment also provided for the return to the Company of certain Licensed Compounds. The Company retains all development and commercialization rights for its CRACM inhibitor compounds other than the specified Licensed Compounds licensed to Roche under the Roche Agreement.

        The Company is also eligible to receive additional payments, for each of three licensed products, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. The Company will receive tiered royalties on sales of all approved, marketed products. Roche may terminate the agreement on a licensed compound-by-compound basis upon providing advance written notice.

        The $16 million non-refundable upfront license payment is being recognized ratably using the time-based model over the estimated performance period through June 2012. In the years ended December 31, 2010, 2009 and 2008, the Company recognized $4.6 million, $4.6 million and $0.1 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. In the years ended December 31, 2010, 2009 and 2008, the Company recognized $9.3 million, $11.9 million and $0, respectively, of cost sharing revenue under the Roche Agreement. As the initial research term concluded in December 2010, the Company does not expect to earn any cost sharing revenue under the Roche Agreement in 2011. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period. No development milestones have been achieved as of December 31, 2010.

(9) Collaborative Development, Commercialization and License Agreement with GSK

        In 2007, the Company and GSK entered into a global collaborative development, commercialization and license agreement (the GSK Agreement) for the joint development and commercialization of elesclomol. The GSK Agreement consisted of the following funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. In 2009, following the suspension of the Company's global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, GSK terminated the GSK Agreement effective September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to the Company. The Company may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol.

        The $80 million non-refundable upfront license payment, together with $50 million in non-refundable operational milestones, the Company received from GSK were being recognized ratably using the time-based model over the estimated 15-year performance period. In the years ended December 31, 2009 and 2008, the Company recognized $121.1 million and $8.4 million, respectively, of license and milestone revenue under the GSK Agreement. Upon the effectiveness of the termination of

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Collaborative Development, Commercialization and License Agreement with GSK (Continued)

the GSK Agreement in the third quarter of 2009, the Company accelerated the recognition of approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement as it had no further obligation for deliverables under the GSK Agreement.

        Certain costs incurred by GSK, which related to the development of elesclomol in metastatic melanoma, were the Company's responsibility and had been recognized as a reduction of revenue under the GSK Agreement in the statement of operations. In the years ended December 31, 2009 and 2008, the Company recognized, as a reduction to revenue, $4.1 million and $5.9 million, respectively, of net cost sharing reimbursements to GSK under the GSK Agreement. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes

        Differences between the actual tax provision (benefit) and the tax provision (benefit) computed using the United States federal income tax rate is as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Provision (benefit) at statutory rate	$(12,739)	$26,890	$(31,497)
State taxes, net of federal benefit	(1,967)	5,576	(5,453)
State tax rate change	196	2,129	—
State net operating loss expiration	3,820	1,292	1,508
Stock-based compensation	791	2,251	1,852
Tax credits	(1,686)	(1,886)	(2,314)
Other	(78)	96	459
(Decrease) increase in valuation allowance	11,663	(36,348)	35,445

Income tax provision (benefit)	$—	$—	$—

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, are presented below:

	2010	2009
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$106,585	$95,351
Federal and state research and experimentation credits	15,250	13,737
Deferred revenue	2,652	4,507
Depreciation and amortization	2,769	2,713
Deferred compensation	4,641	4,164
Other	441	202

Deferred tax assets	132,338	120,674
Less valuation allowance	(132,338)	(120,674)

Net deferred tax assets	$—	$—

        The total valuation allowance increased by approximately $11.7 million in the year ended December 31, 2010, decreased by approximately $36.3 million in the year ended December 31, 2009 and increased by approximately $35.4 million in the year ended December 31, 2008.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        In 2005, 2007, and 2010 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of the Company's IPO, or any other equity offerings to date. As a result, the utilization of the Company's federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2010, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $288.6 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2030 unless utilized. At December 31, 2010, the Company has state net operating loss carryforwards of approximately $160.4 million, which will expire through 2014 unless utilized. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. Approximately $66.1 million of state net operating loss carryforwards expired in 2010.

        At December 31, 2010, the Company had approximately $12.0 million and $4.9 million, respectively, in federal and state research and development credits which expire through 2030 and 2025, respectively.

        The Company does not consider any of its tax positions to be uncertain and accordingly there are no tax reserves.

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2007 through 2010. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

(12) Commitments and Contingencies

Leases

        The Company leases its research and office facilities under non-cancelable operating leases with terms expiring in 2011. The Company is currently in negotiations to renew its expiring leases under its existing renewal options. Each of these leases contains renewal options ranging from one to five years. The Company also leases equipment under various other non-cancellable operating leases.

Term Loan with General Electric Capital Corporation

        On September 30, 2010, the Company entered into a $15 million loan and security agreement with GECC and one other lender, all of which was funded at the closing on September 30, 2010 (the GECC Term Loan). Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. The Company will make interest-only payments through June 2011, followed by 27 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the GECC Term Loan, the Company paid origination fees in the amount of $150,000 and is obligated to pay an exit fee of $450,000 at the time of the final payment of the outstanding principal. These amounts are being amortized and accreted, respectively, to interest

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies (Continued)

expense over the term of the GECC Term Loan. The Company paid approximately $177,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the $150,000 origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the year ended December 31, 2010, the Company recognized approximately $67,000 in interest expense in connection with these origination, exit and transaction fees and expenses. In the year ended December 31, 2010, the Company recognized approximately $453,000 in interest expense related to the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

        The GECC Term Loan is secured by substantially all of the Company's assets, except its intellectual property. The Company has granted GECC a springing security interest in its intellectual property in the event the Company is not in compliance with certain cash burn covenants, as defined. The GECC Term Loan contains restrictive covenants, including the requirement for the Company to receive prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events, as defined. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. In addition, at the time of the closing of the GECC Term Loan, the Company was required to repay approximately $787,000 of remaining principal outstanding under its existing equipment leases with GECC.

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases and GECC Term Loan, are approximately as follows (in thousands):

	Capital leases	Operating leases	GECC Term Loan
Years ending December 31,
2011	$208	$1,717	$4,711
2012	13	28	7,462
2013	13	19	5,613

Total minimum payments	234	$1,764	17,786

Less: amount representing interest	(7)		(2,786)

Present value of minimum payments	227		15,000
Less current portions of obligations	(201)		(3,333)

Long term obligation	$26		$11,667

        Rent expense under operating leases was approximately $2.0 million, $2.6 million and $2.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies (Continued)

License Agreements

Beth Israel Deaconess Medical Center

        The Company acquired an exclusive license from Beth Israel Deaconess Medical Center (Beth Israel) relating primarily to ion channel technologies. Under the terms of the license, if certain milestones are met, the Company is required to make cash payments up to an aggregate of $1.0 million. If commercialization is achieved, the Company will be required to pay royalties on the net sales of any product using the licensed technology. In the event the Company grants a sublicense of the licensed technology, the Company is obligated to compensate Beth Israel a percentage of all fees received from the sublicense. Through December 31, 2010, no milestone, royalty or sublicense payments had been earned by or paid to Beth Israel.

Consulting Agreements

        In October 2002, the Company entered into a consulting agreement with a Scientific Advisory Board, or SAB, member for scientific advisory services which was amended in October 2003. Under the amended consulting agreement, the term was four years from the effective date of the amendment, and in exchange for a one-time payment of $400,000, the parties agreed to eliminate a one-time bonus payment to the SAB member based on the achievement of a certain performance milestone that was included in the original agreement. In addition to an annual consulting fee, the consultant was entitled to a bonus payment of a portion of any upfront or milestone payments received by the Company related to certain calcium channel technology during the four-year term of the amended agreement. In April 2007, the Company further amended this consulting agreement for a two-year term from the effective date of the amendment. In addition to the annual consulting fee, the consultant is entitled to potential bonus payments upon the Company entering into a partnership for certain calcium channel technology and upon the filing of an investigational new drug application (IND) with the FDA for a drug candidate developed under such a partnership. In connection with the Roche Agreement entered into in December 2008, the Company recorded a $250,000 fee to this consultant in the year ended December 31, 2008. This corresponding payment was made in January 2009. In April 2009, the Company extended the consulting agreement until December 31, 2010.

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

(13) Related Party Transactions

        The Company paid its scientific founder and a member of the board of directors consulting fees of $120,000 in each of the years ended in December 31, 2010, 2009 and 2008.

        In November 2010, the Company entered into a subscription agreement with a director and largest existing stockholder (see Note 5).

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

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years ended December 31, 2010, 2009 and 2008 were approximately $429,000, $426,000 and $514,000, respectively, subject to forfeitures.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(15) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2010 and 2009:

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except shares and per share data)
Revenues:
License and milestone revenue	$1,143	$1,143	$1,143	$1,143
Cost sharing reimbursements, net	2,880	2,217	2,240	1,916

Total collaboration revenues	4,023	3,360	3,383	3,059
Grant revenue	—	—	—	978

Total revenues	4,023	3,360	3,383	4,037
Operating expenses:
Research and development	10,195	9,688	11,023	9,347
General and administrative	3,086	2,716	2,591	3,055

Total operating expenses	13,281	12,404	13,614	12,402

Loss from operations	(9,258)	(9,044)	(10,231)	(8,365)
Other expense, net	(50)	(30)	(31)	(458)

Net loss	$(9,308)	$(9,074)	$(10,262)	$(8,823)

Basic and diluted net loss per common share	$(0.24)	$(0.22)	$(0.25)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	39,451,592	40,342,671	40,382,862	41,263,628

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(15) Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except shares and per share data)
Collaboration revenues:
License and milestone revenue	$4,073	$3,314	$117,171	$1,143
Cost sharing reimbursements, net	437	1,336	13,234	3,537

Total collaboration revenues	4,510	4,650	130,405	4,680
Operating expenses:
Research and development	22,639	10,098	9,084	9,234
General and administrative	4,070	3,005	3,149	2,426
Restructuring (Note 11)	1,236	—	—	—

Total operating expenses	27,945	13,103	12,233	11,660

Income (loss) from operations	(23,435)	(8,453)	118,172	(6,980)
Other expense, net	(64)	(42)	(53)	(57)

Net income (loss)	$(23,499)	$(8,495)	$118,119	$(7,037)

Net income (loss) per common share:
Basic	$(0.69)	$(0.25)	$3.49	$(0.21)

Diluted	$(0.69)	$(0.25)	$3.48	$(0.21)

Weighted-average common shares outstanding:
Basic	33,872,016	33,877,075	33,882,760	33,918,887
Diluted	33,872,016	33,877,075	33,904,842	33,918,887

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
  Item 4. (REMOVED AND RESERVED)
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
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SYNTA PHARMACEUTICALS CORP. Years ended December 31, 2010, 2009, and 2008
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