Form 10-Q
period 2011-03-31
SYNTA PHARMACEUTICALS CORP
filed 2011-05-05
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, the registrant had 49,436,818 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$17,372	$31,310
Marketable securities	22,861	19,663
Collaboration receivable	—	116
Prepaid expenses and other current assets	524	431
Total current assets	40,757	51,520
Property and equipment, net	1,752	2,181
Other assets	417	366
Total assets	$42,926	$54,067
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,691	$1,925
Accrued contract research costs	3,253	2,511
Other accrued liabilities	2,152	4,194
Capital lease obligations	117	201
Deferred collaboration revenue	4,572	4,572
Current portion of term loans	5,529	3,333
Total current liabilities	17,314	16,736
Long-term liabilities:
Capital lease obligations	23	26
Deferred collaboration revenue	1,017	2,159
Term loans, net of current portion	11,471	11,667
Total long-term liabilities	12,511	13,852
Total liabilities	29,825	30,588

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2011 and December 31, 2010; 42,210,506 and 42,090,205 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	4	4
Additional paid-in-capital	375,545	374,528
Accumulated other comprehensive income	3	(3)
Accumulated deficit	(362,451)	(351,050)
Total stockholders’ equity	13,101	23,479
Total liabilities and stockholders’ equity	$42,926	$54,067

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Collaboration revenues:
License and milestone revenue	$1,143	$1,143
Cost sharing reimbursements, net	—	2,880
Total collaboration revenues	1,143	4,023
Operating expenses:
Research and development	9,436	10,195
General and administrative	2,673	3,086
Total operating expenses	12,109	13,281
Loss from operations	(10,966)	(9,258)
Interest expense, net	435	50
Net loss	$(11,401)	$(9,308)
Net loss per common share:
Basic and diluted net loss per common share	$(0.27)	$(0.24)
Basic and diluted weighted average number of common shares outstanding	42,008,818	39,451,592

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,401)	$(9,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	827	1,087
Depreciation and amortization	439	515
Changes in operating assets and liabilities:
Collaboration receivable	116	(396)
Prepaid expenses and other current assets	(93)	(196)
Other assets	(51)	207
Accounts payable	(234)	(2,495)
Accrued contract research costs	742	492
Other accrued liabilities	(2,042)	(1,278)
Deferred collaboration revenue	(1,142)	(1,217)
Net cash used in operating activities	(12,839)	(12,589)
Cash flows from investing activities:
Purchases of marketable securities	(14,534)	—
Maturities of marketable securities	11,342	—
Purchases of property and equipment	(10)	—
Net cash used in investing activities	(3,202)	—
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of common stock options, net of transaction costs	190	26,699
Proceeds from term loan	2,000	—
Payment of capital lease obligations	(87)	(348)
Net cash provided by financing activities	2,103	26,351
Net (decrease) increase in cash and cash equivalents	(13,938)	13,762
Cash and cash equivalents at beginning of period	31,310	44,155
Cash and cash equivalents at end of period	$17,372	$57,917
Supplemental disclosure of cash flow information:
Cash paid for interest	$371	$48

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

The Company is subject to risks common to emerging companies in the drug development and pharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, uncertainty of market acceptance of products, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing and compliance with the U.S. Food and Drug Administration and other government regulations.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2011 and the consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

Marketable Securities

Marketable securities consist of investments in high-grade corporate obligations, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2011 and 2010, the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2011 and 2010, the Company recorded no realized gains or losses on marketable securities.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts payable and capital lease and term loan obligations, approximate their fair values. The fair value of the Company’s financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

Level 3—unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2011, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of corporate, government and government-agency bonds that are guaranteed by the U.S. government. As of March 31, 2011, the Company had no financial liabilities that were subject to fair value measurement.

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

In October 2009, the Financial Accounting Standards Board issued a new accounting standard, ASU No. 2009-13 Multiple-deliverable Revenue Arrangements, which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where the Company has continuing involvement is recognized ratably over the estimated period of ongoing involvement because there was no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was eliminated in the newly issued accounting standard. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

The Company’s deliverables under its collaboration agreement with Hoffman-La Roche (Roche), including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 8. Certain of the deliverables have been combined as a single unit of accounting.

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

Deferred Collaboration Revenue

Consistent with the Company’s policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At March 31, 2011, total deferred collaboration revenue was approximately $5.6 million, of which $4.6 million is current.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through March 31, 2011 was based upon the weighted average historical volatility data of the Company’s common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. Prior to April 1, 2009, expected volatility was based solely on historical data from several guideline similar public biotechnology companies with similar stock compensation plans and terms. The Company will continue using its historical volatility and other similar public entity volatility information until its historical volatility alone is relevant to measure expected volatility for future option grants. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

For awards with graded vesting, the Company allocates compensation costs on a straight-line basis over the requisite service period. The Company amortizes the fair value of each option over each option’s service period, which is generally the vesting period.

For the three months ended March 31, 2011 and 2010, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.55%	2.76%
Expected life in years	6.25 years	6.25 years
Volatility	101%	102%
Expected dividend yield	—	—

The effect of stock-based compensation expense during the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$708	$1,006
Restricted stock	119	81
Total stock-based compensation expense	$827	$1,087

Effect of stock-based compensation expense by line item:
Research and development	$612	$827
General and administrative	215	260
Total stock-based compensation expense included in net loss	$827	$1,087

Unrecognized stock-based compensation expense as of March 31, 2011 was as follows (in thousands):

	Unrecognized stock compensation expense as of March 31, 2011	Weighted average remaining period (in years)
Employee stock options	$7,010	2.78
Restricted stock	359	1.34
Total	$7,369	2.71

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

For the three months ended March 31, 2011 and 2010, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(11,401)	$(9,308)
Changes in other comprehensive loss:
Unrealized holding gains on marketable securities	6	—
Total comprehensive loss	$(11,395)	$(9,308)

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2011 and 2010, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,
	2011	2010
Common stock options	6,064,709	5,882,982
Unvested restricted common stock	84,230	149,800

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$15,765	$—	$—	$15,765
U.S. government-sponsored entities due within 3 months of date of purchase (Level 2)	1,607	—	—	1,607
Total cash and cash equivalents	17,372	$—	$—	$17,372
Marketable securities:
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	17,321	3	—	17,324
Corporate debt securities due within 1 year of date of purchase (Level 2)	5,537	—	—	5,537
Total marketable securities	22,858	3	—	22,861
Total cash, cash equivalents and marketable securities	$40,230	$3	$—	$40,233

	December 31, 2010
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,228	$—	$—	$25,228
U.S. government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	6,082	—	—	6,082
Total cash and cash equivalents	31,310	$—	$—	$31,310
Marketable securities:
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	19,666	—	(3)	19,663
Total cash, cash equivalents and marketable securities	$50,976	$—	$(3)	$50,973

(4) Property and Equipment

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Laboratory equipment	$12,391	$12,387
Leasehold improvements	4,528	4,528
Computers and software	2,116	2,177
Furniture and fixtures	1,050	1,050
	20,085	20,142
Less accumulated depreciation and amortization	(18,333)	(17,961)
	$1,752	$2,181

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $439,000 and $515,000 for the three months ended March 31, 2011 and 2010, respectively.

(5) Stockholders’ Equity

Subsequent Event — Issuer-Directed Registered Direct Offering

In April 2011, the Company raised approximately $35.2 million in gross proceeds from the sale of an aggregate of 7,191,731 shares of its common stock at a purchase price of $4.89 per share, which was the closing price of the Company’s common stock on the date of sale, in an issuer-directed registered direct offering. The shares were sold directly to investors without a placement agent, underwriter, broker or dealer, and no warrants were issued as part of this transaction. 1,581,493 shares were sold to certain of its directors and the remainder of the shares were sold to institutional investors. The proceeds to the Company were approximately $34.8 million after deducting estimated offering expenses payable by the Company.

Equity Line of Credit

In October 2010, the Company entered into a common stock purchase agreement (Purchase Agreement) with Azimuth Opportunity Ltd. (Azimuth) pursuant to which the Company obtained an equity line of credit facility (Facility) under which it may sell, in its sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of the Company’s common stock, whichever is fewer, over the 18-month term of the agreement. Each draw down is limited in size, unless otherwise mutually agreed by the parties, to the lesser of (i) certain agreed-upon draw down amounts (the largest of which is $4.25 million), based on the threshold price selected by the Company for the draw down, and (ii) 2.5% of the Company’s market capitalization at the time of such draw down. Azimuth is not required to purchase shares of the Company’s common stock if the threshold price is less than $2.00 per share. The per share price of the shares sold in each draw down will be determined based on the daily volume weighted average price of the Company’s common stock on each trading day during the draw down period, less a discount ranging from 4.875% to 6%. The Purchase Agreement also provides that, from time to time and in the Company’s sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company. There were no transaction fees or warrants issued by the Company to Azimuth in connection with execution of the Purchase Agreement. Shares under the Facility, if issued, will be registered under the Company’s registration statement on Form S-3 declared effective by the Securities and Exchange Commission on August 28, 2008. Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale. To date, no shares have been sold to Azimuth under the Facility. The Purchase Agreement may be terminated by either party at any time.

(6) Stock Plans

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 6,400,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2011, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 5,100,000 to 6,400,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was ratified by the board of directors in December 2010. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options vest over one to four years.

As of March 31, 2011, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 1,895,003 shares of its common stock and had no shares available for future issuance.

As of March 31, 2011, under its 2006 Stock Plan, the Company had options outstanding to purchase 4,169,706 shares of its common stock, had outstanding 84,230 restricted shares of common stock and had available 1,757,364 shares available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Shares	Weighted average exercise price
Outstanding at January 1	5,326,979	$7.95
Options granted	1,058,665	5.29
Options exercised	(73,927)	2.57
Options cancelled	(247,008)	7.27
Outstanding at March 31	6,064,709	$7.58
Exercisable at March 31	4,001,560	$8.91

The weighted-average grant date fair values of options granted during the three months ended March 31, 2011 and 2010 were $4.27 and $3.28, respectively.

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

The following table summarizes unvested restricted shares during the three months ended March 31, 2011:

	Shares	Weighted average grant date fair value
Outstanding at January 1	140,613	$3.84
Granted	52,905	5.26
Vested	(102,757)	3.87
Cancelled	(6,531)	4.84
Outstanding at March 31	84,230	$4.62

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Compensation and benefits	$972	$2,903
Professional fees	759	921
Other	421	370
	$2,152	$4,194

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

Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche reimbursed all of the Company’s research and certain early development costs based upon research and development plans agreed to by the parties. These costs included committed research support over the initial two year research term that concluded on December 31, 2010. The Company has received approximately $21.2 million in research and development support under the Roche Agreement. The Company does not expect to receive any additional research and development support under the Roche Agreement in 2011. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the initial two year research term. For these Licensed Compounds, Roche is responsible for development and commercialization, while the Company retains certain co-development and co-promotion rights. In February 2011, the Roche Agreement was amended to extend the term of the research license to enable Roche to continue performing research on certain compounds until June 30, 2011. The amendment also provided for the return to the Company of certain Licensed Compounds. The Company retains all development and commercialization rights for its CRACM inhibitor compounds other than the specified Licensed Compounds licensed to Roche under the Roche Agreement.

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

The $16 million non-refundable upfront license payment is being recognized ratably using the time-based model over the estimated performance period through June 2012. In each of the three months ended March 31, 2011 and 2010, the Company recognized $1.1 million of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. In the three months ended March 31, 2011 and 2010, the Company recognized $0 and $2.9 million, respectively, of cost sharing revenue under the Roche Agreement. As the initial research term concluded in December 2010, the Company does not expect to earn any cost sharing revenue under the Roche Agreement in 2011. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period. No development milestones have been achieved as of March 31, 2011.

(9) Term Loans

General Electric Capital Corporation

In September 2010, the Company entered into a $15 million loan and security agreement with General Electric Capital Corporation (GECC) and one other lender, all of which was funded at the closing in September 2010 (the GECC Term Loan). Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. The Company will make interest-only payments through June 2011, followed by 27 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the GECC Term Loan, the Company paid origination fees in the amount of $150,000 and is obligated to pay an exit fee of $450,000 at the time of the final payment of the outstanding principal. These amounts are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. The Company paid approximately $177,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the $150,000 origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the three months ended March 31, 2011, the Company recognized approximately $67,000 in interest expense in connection with these origination, exit and transaction fees and expenses. In the three months ended March 31, 2011, the Company recognized approximately $357,000 in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the

GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

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

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded at the closing in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company will make 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $79,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are included in other assets, and will be expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

The Oxford Term Loan is secured by certain laboratory and office equipment, furniture and fixtures acquired through September 30, 2010. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contains restrictive covenants, including the requirement for the Company to receive the prior written consent of Oxford to enter into acquisitions in which the Company incurs more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future principal payments under the GECC and Oxford Term Loans as of March 31, 2011 are approximately as follows (in thousands):

Year Ending December 31,
2011	$3,711
2012	7,301
2013	5,724
2014	264
$17,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We believe that our competitive advantages include: the broad clinical and commercial potential of our drug candidates; the strength of our intellectual property portfolio, consisting of over 700 issued and pending patents; our proprietary chemical compound library and the strength of our drug discovery platform, with which we have generated all of our drug candidates; our ability to integrate discovery, translational, and clinical research to optimize our scientific and clinical choices and further strengthen our intellectual property position; our operational experience in effectively managing large-scale, global clinical programs; the ownership of our programs, which creates strategic flexibility in partnership discussions that can be used to enhance the value we may ultimately capture from our drug candidates; our strong network of relationships with leading investigators and institutions, which facilitates our ability to conduct clinical trials efficiently; and the skills, talent, and level of industry experience of our employees. We believe that these competitive advantages provide us with multiple, sustainable growth opportunities.

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of March 31, 2011, we have funded our operations principally with $311.7 million in net proceeds from private and public offerings of our equity, and $17.0 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford. In October 2010, we obtained a committed equity line of credit facility with Azimuth Opportunity Ltd., or Azimuth, under which we may sell up to a maximum of $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the 18-month term of the agreement, subject to certain conditions and limitations. To date, no shares have been sold to Azimuth under this facility.

In April 2011, we raised approximately $34.8 million in net proceeds from the sale of an aggregate of 7,191,731 shares of our common stock at a purchase price of $4.89 per share, which was the closing price of our common stock on the date of sale, in an issuer-directed registered direct offering. The shares were sold directly without a placement agent, underwriter, broker or dealer, and no warrants were issued as part of this transaction.

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, as amended, we entered into a collaborative license agreement with Roche, or the Roche Agreement, for our CRACM inhibitor program, which is currently in the preclinical stage. As of March 31, 2011, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of March 31, 2011, these nonrefundable partnership payments together with the net cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $497.6 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of March 31, 2011, we had an accumulated deficit of $362.5 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

We have two clinical-stage programs and one preclinical-stage program in oncology:

Ganetespib (Hsp90 Inhibitor)

Ganetespib (formerly STA-9090) is a potent, synthetic, small molecule inhibitor of Hsp90, a chaperone protein that is essential to the function of certain other proteins that drive the growth, proliferation, and survival of many different types of cancer. Many of the known oncogenic proteins that play major roles in pathogenesis of solid tumor and hematologic malignancies are client proteins of Hsp90. By inhibiting Hsp90, ganetespib causes the degradation of these client proteins and the subsequent death of cancer cells dependent on these growth factors. Ganetespib is structurally unrelated to the ansamycin family of first-generation Hsp90 inhibitors (such as 17-AAG and IPI-504) and has shown superior activity to these agents in preclinical studies.

Ganetespib is currently being evaluated in a broad range of clinical trials, including trials in non-small-cell lung, colon, gastric, prostate, breast, pancreatic, small-cell lung, ocular melanoma, hepatic and hematologic cancers. In total, over 350 patients have been treated with ganetespib to date. In these trials and our Phase 1 studies, ganetespib has shown clear evidence of clinical activity, including objective responses and prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors. The safety profile has been favorable, with no evidence of the serious bone marrow toxicities and neuropathy often seen with chemotherapy, or the serious liver or common ocular toxicities seen with other Hsp90 inhibitors. The most common adverse event seen with ganetespib is diarrhea, which has been manageable with standard supportive care.

In February 2011, we announced the presentation of interim results from a Phase 2 trial of ganetespib in non-small cell lung cancer, or NSCLC. Patients in this trial had failed to respond to, or progressed following treatment with, numerous prior therapies for lung cancer. Clear evidence of clinical activity was observed following treatment with ganetespib as a monotherapy, including durable, objective tumor responses, as measured by industry-standard Response Evaluation Criteria in Solid Tumors, or RECIST, in certain patients.

In April 2011, we presented additional preclinical results for ganetespib at the Annual Meeting of the American Association for Cancer Research, or AACR. These results included the enhancement of radiotherapy by ganetespib, potent activity in models of EGFR wild-type lung cancer, and findings related to the mechanism by which ganetespib achieves these effects. Results from a Phase 1 canine trial of STA-1474, a drug that is chemically related to ganetespib and under evaluation in veterinary applications, were also presented. Ganetespib showed encouraging single agent activity in these dogs with cancer, including the ability to induce objective responses in a significant fraction of these dogs.

The favorable safety profile seen to date with ganetespib, together with the preclinical results demonstrating that treatment with ganetespib can inhibit mechanisms of resistance to certain chemotherapies or kinase inhibitors, support a combination therapy approach to clinical development. The combination approach involves trials evaluating the safety and activity of administering ganetespib together with certain agents. Results to date suggest potential for combining ganetespib and taxanes — docetaxel or paclitaxel. These include a strong scientific rationale; the strong synergy seen between ganetespib and taxanes in preclinical models; the well-tolerated safety profile seen in our ongoing Phase 1 combination study for the two agents; and the safety and activity seen in our Phase 2 NSCLC trial in those patients who received both ganetespib and docetaxel.

Based on these supportive results for the combination approach, together with the encouraging clinical activity seen with ganetespib as a single agent in NSCLC, we are planning to initiate a Phase 2b/3 trial in NSCLC of ganetespib plus docetaxel versus docetaxel alone in the second quarter of 2011. This trial is being designed as a registration-enabling program with two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone. The first stage of this trial will be used to build the clinical and operational experience needed to optimize the design of the second stage, Phase 3 portion of the trial. For example, we may use information obtained in the Phase 2b stage of the trial to refine patient inclusion/exclusion criteria to enrich the Phase 3 portion with those patients that show the greatest benefit from the addition of ganetespib. The second stage, Phase 3 portion of the trial is expected to enroll between 400 to 600 patients.

In addition to the Phase 2b/3 trial in NSCLC, we expect to initiate a number of new investigator-sponsored or foundation-sponsored trials in 2011, including trials in combination with radiotherapy; a trial in melanoma; a randomized, combination trial in acute myeloid leukemia, or AML; additional combination trials in breast and prostate cancers; and a trial in multiple myeloma, both as a single agent and in combination with Velcade. The clinical trial in multiple myeloma is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation.

Elesclomol (Mitochondria-Targeting Agent)

Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death, or apoptosis, in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism.

Elesclomol binds copper in plasma, which causes a change in conformation that enables its uptake through membranes and into cells. Elesclomol binds copper in an oxidative, positively charged, state called Cu(II). Once inside mitochondria, an interaction with the electron transport chain reduces the copper from Cu(II) to Cu(I), resulting in a cascade of redox reactions, a rapid increase of oxidative stress, disruption of mitochondrial energy production, and the initiation of the mitochondrial apoptosis pathway.

Mitochondria generate energy for cells, but also can induce apoptosis under certain conditions, such as a high level of oxidative stress. By sensitizing mitochondria and reducing barriers to apoptosis, elesclomol may provide a means to overcome resistance to traditional chemotherapy or targeted therapy.

Elesclomol targets active cancer cell mitochondria, which use oxygen for energy production.  In laboratory experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including lactate dehydrogenase, or LDH, which can distinguish between active mitochondria (sufficient oxygen) and inactive mitochondria (insufficient oxygen). Consistent with these findings, results from three randomized clinical trials with elesclomol have established that patient baseline serum level of LDH is an important predictor of elesclomol treatment outcome. All current and planned trials with elesclomol incorporate use of these biomarkers to select for patients most likely to benefit from treatment.

Elesclomol is currently in a Phase 2 clinical trial in ovarian cancer in combination with paclitaxel and a Phase 1 clinical trial in AML as a single agent. In the second half of 2011, we plan to initiate a Phase 2b trial for elesclomol in NSCLC with a trial design similar to our prior Phase 2b trial for elesclomol in NSCLC. This new trial is expected to enroll approximately 180 patients, and will include a dose-escalation and safety portion to optimize the dose selection for the Phase 2b portion.

STA-9584 (Vascular Disrupting Agent)

STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development.

In November 2010, we announced that the United States Department of Defense, or DoD, recommended a $1 million grant for the development of STA-9584, in advanced prostate cancer. In March 2011, the DoD formally approved this $1 million grant and we will be initiating work on this study in the second quarter of 2011.

Our Inflammatory Disease Programs

We have two preclinical-stage programs focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease- modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis, or RA, psoriasis, severe asthma, chronic obstructive pulmonary disease, or COPD, transplant rejection, and other autoimmune diseases and inflammatory conditions. As part of our strategic alliance with Roche, Roche is advancing several compounds in preclinical development.

While Roche has an exclusive license to certain specific compounds developed by us during the term of our research collaboration, all other intellectual property rights to our CRACM program are fully owned by us. We have several CRACM inhibitors, not licensed to Roche, in lead optimization. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target distinct immune cell types, which lead to the potential of distinct families of CRACM inhibitors for treating distinct immune system disease.

Roche CRACM Inhibitor Alliance

In December 2008, we formed a strategic alliance with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. We refer herein to the agreement, as amended, as the Roche Agreement. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of RA and other autoimmune diseases and inflammatory conditions.

Under the terms of the Roche Agreement, we received a $16 million non-refundable upfront license fee. Roche funded research and development conducted by us, which included discovery and certain early development activities. We have received approximately $21.2 million in research and development support under the Roche Agreement. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the two-year research term that concluded on December 31, 2010. We do not expect to earn any cost sharing revenue or receive any additional research and development support under the Roche Agreement in 2011. Roche is responsible for development and commercialization of the Licensed Compounds, while we retain certain co-development and co-promotion rights. We are also eligible to receive additional payments, for each of three Licensed Compounds, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will also receive tiered royalties on sales of all approved, marketed products containing Licensed Compounds.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals and the expense of filing, prosecuting, defending or enforcing any patent claims or other intellectual property rights. In addition, we may obtain unexpected or unfavorable results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the U.S. Food and Drug Administration or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time. In 2011, we anticipate that our overall research and development expenses for personnel and external costs will increase as we further advance the clinical development of ganetespib and elesclomol. However, these increases will be offset in part due to the anticipated lower investment in CRACM research following the conclusion on December 31, 2010 of the initial two-year research term under the Roche Agreement.

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

There have been no significant changes to our critical accounting policies in 2011.

In October 2009, the Financial Accounting Standards Board issued a new accounting standard, ASU No. 2009-13 Multiple-deliverable Revenue Arrangements, which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011. The adoption of this new standard did not have a material impact on our financial statements or results of operations. Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the consolidated financial statements.

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 11, 2011.

Consolidated Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Collaboration Revenue

	Three Months Ended March 31,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
License and milestone revenue—Roche	$1.1	$1.1	—	—%
Cost sharing reimbursements, net—Roche	—	2.9	(2.9)	(100)%
Total collaboration revenue	$1.1	$4.0	$(2.9)	(73)%

In 2011 as compared to 2010, cost sharing reimbursements from Roche decreased by $2.9 million as the initial two-year research term under the Roche Agreement concluded on December 31, 2010 and, accordingly, we do not expect to earn any cost sharing revenue or receive any additional research and development support under the Roche Agreement in 2011.

Research and Development Expense

	Three Months Ended March 31,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$6.5	$6.1	$0.4	7%
Elesclomol	1.1	0.7	0.4	57%
Total clinical-stage drug candidates	7.6	6.8	0.8	12%
CRACM	1.7	2.5	(0.8)	(32)%
Early stage programs and other	0.1	0.9	(0.8)	(89)%
Total research and development	$9.4	$10.2	$(0.8)	(8)%

In 2011 as compared to 2010, costs incurred under our ganetespib program increased by $0.4 million, including increases of $0.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. In the first quarter of 2011, costs incurred in connection with start-up activities related to the planned initiation of a randomized, registration-enabling Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in NSCLC in the second quarter of 2011 were offset, in part, by lower costs in several company-sponsored clinical trials that are nearing completion. In 2011, we anticipate that the overall costs under our ganetespib program will continue to increase as we further advance clinical development, including the planned initiation of the Phase 2b/3 clinical trial of ganetespib in combination with docetaxel in NSCLC in the second quarter of 2011 and possible additional clinical trials in other cancer types, as well as the conduct of non-clinical supporting activities.

In 2011 as compared to 2010, costs incurred under our elesclomol program increased by $0.4 million, including increases of $0.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. These increases were principally related to the commencement of patient enrollment in the Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the Gynecological Oncology Group and in the Phase 1 clinical trial of elesclomol as a single agent in AML, as well as supporting clinical drug supply. In 2011, we anticipate that the overall costs under our elesclomol program will increase significantly as we further advance clinical development, including the planned initiation of the Phase 2b clinical trial in NSCLC in the second half of 2011. This trial will include a dose-escalation and safety portion to optimize the dose selection for the Phase 2b portion.

In 2011 as compared to 2010, costs incurred under our CRACM program decreased by $0.8 million, including decreases of $0.7 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. These decreases are the result of a lower investment in CRACM research following the conclusion on December 31, 2010 of the initial two-year research term under the Roche Agreement. In 2011, we anticipate that our costs under the CRACM program will be lower than incurred in 2010.

In 2011 as compared to 2010, costs incurred under our other early-stage programs decreased by $0.8 million principally due to decreases in personnel-related costs, related research supplies, operational overhead and stock compensation.

General and Administrative Expense

	Three Months Ended March 31,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
General and administrative	$2.7	$3.1	$(0.4)	(13)%

In 2011 as compared to 2010, general and administrative expenses decreased by $0.4 million principally due to decreases of $0.3 million for personnel-related costs, operational overhead and stock compensation and $0.1 million for external costs. In 2011, we anticipate our general and administrative expenses will remain at levels similar to 2010.

Interest expense, net

	Three Months Ended March 31,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Interest expense, net	$0.4	$—	$0.4	—%

In 2011 as compared to 2010, interest expense increased by $0.4 million principally due to interest expense in connection with the GECC Term Loan that was executed in September 2010, offset, in part, by lower average principal balances of capital equipment leases. In 2011, we anticipate that interest expense will increase based upon a full year of interest expense related to the GECC Term Loan, as well as interest expense related to the Oxford Term Loan that was executed in March 2011.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(dollars in millions)
Cash, cash equivalents and marketable securities	$40.2	$57.9
Working capital	23.4	45.9
Cash flows (used in) provided by:
Operating activities	(12.8)	(12.6)
Investing activities	(3.2)	—
Financing activities	2.1	26.4

Our operating activities used cash of $12.8 million and $12.6 million in 2011 and 2010, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2011, our investing activities used cash of $3.2 million, including purchases of marketable securities in the amount of $14.5 million, offset by $11.3 million in maturities of marketable securities in our investment portfolio.

Our financing activities provided cash of $2.1 million and $26.4 million in 2011 and 2010, respectively. In 2011, we raised $2.0 million in gross proceeds from the Oxford Term Loan (as defined below) that was executed in March 2011 and $0.2 million from the exercise of common stock options. In 2010, we raised $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock in an underwritten public offering in January 2010. We repaid $0.1 million and $0.3 million in capital equipment leases in 2011 and 2010, respectively.

Contractual Obligations and Commitments

As of March 31, 2011, there have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. On March 2011, we entered into a $2.0 million term loan with Oxford as described below.

Term Loans

General Electric Capital Corporation (GECC)

In September 2010, we entered into a $15 million loan and security agreement with General Electric Capital Corporation, or GECC and one other lender, all of which was funded at the closing in September 2010, which we refer to herein as the GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We will make interest-only payments through June 2011, followed by 27 equal monthly payments of principal plus accrued interest on the outstanding balance, and an exit fee of $450,000 upon the conclusion of the GECC Term Loan. (See Note 9.)

Oxford Finance Corporation (Oxford)

In March 2011, we entered into a $2 million loan and security agreement with Oxford Finance Corporation, or Oxford, all of which was funded at the closing in March 2011, which we refer to herein as the Oxford Term Loan. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, we will make 36 equal monthly payments of principal plus accrued interest on the outstanding balance. (See Note 9.)

Future principal payments under the GECC and Oxford Term Loans as of March 31, 2011 are approximately as follows (in thousands):

Year Ending December 31,
2011	$3,711
2012	7,301
2013	5,724
2014	264
$17,000

Issuer-Directed Registered Direct Offering

In April 2011, we raised approximately $35.2 million in gross proceeds from the sale of an aggregate of 7,191,731 shares of our common stock at a purchase price of $4.89 per share, which was the closing price of our common stock on the date of sale, in an issuer-directed registered direct offering. The shares were sold directly to investors without a placement agent, underwriter, broker or dealer, and no warrants were issued as part of this transaction. 1,581,493 shares were sold to certain of our directors and the remainder of the shares were sold to institutional investors. The proceeds to us were approximately $34.8 million after deducting estimated offering expenses payable by us.

Equity Line of Credit with Azimuth

In October 2010, we entered into a common stock purchase agreement, or the Purchase Agreement, with Azimuth Opportunity Ltd., or Azimuth, pursuant to which we obtained an equity line of credit facility, which we refer to as the Facility, under which we may sell, in our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the 18-month term of the agreement. Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale. To date, no shares have been sold to Azimuth under the Facility.

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

•                  Roche’s ability to satisfy its obligations under the Roche Agreement, including payment of milestone and royalty payments;

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

As of March 31, 2011, we had $40.2 million in cash, cash equivalents and marketable securities, a decrease of $10.8 million from $51.0 million as of December 31, 2010. This decrease principally reflects cash used in operations as discussed under “Cash Flows” above, offset by $2 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 and $0.2 million from the exercise of common stock options.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM compounds not licensed by Roche under the Roche Agreement, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements, that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources, inclusive of the $34.8 million in net proceeds from the equity financing completed in April 2011, will be sufficient to fund operations into the second half of 2012. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million equity line of credit facility or other sources.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to $81.1 million in securities available for issuance, including up to $35.0 million in shares of common stock that we may offer and sell under the ELOC with Azimuth.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 that we have filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of March 31, 2011, we had cash, cash equivalents and marketable securities of $40.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the three months ended March 31, 2011, our investment income was negligible.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits

†10.1

Second Amendment, executed February 3, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.

10.2

Second Amendment, dated as of March 3, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.

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

SYNTA PHARMACEUTICALS CORP.

Date: May 5, 2011	By:	/s/ SAFI R. BAHCALL, PH.D.
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2011	By:	/s/ KEITH S. EHRLICH
Keith S. Ehrlich
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)