Form 10-Q
period 2011-06-30
SYNTA PHARMACEUTICALS CORP
filed 2011-08-04
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, the registrant had 49,495,023 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$25,891	$31,310
Marketable securities	36,998	19,663
Collaboration receivable	—	116
Prepaid expenses and other current assets	832	431
Total current assets	63,721	51,520
Property and equipment, net	1,403	2,181
Other assets	497	366
Total assets	$65,621	$54,067
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,999	$1,925
Accrued contract research costs	2,871	2,511
Other accrued liabilities	2,909	4,194
Capital lease obligations	31	201
Deferred collaboration revenue	4,446	4,572
Current portion of term loans	3,093	3,333
Total current liabilities	15,349	16,736
Long-term liabilities:
Capital lease obligations	20	26
Deferred collaboration revenue	—	2,159
Term loans, net of current portion	13,815	11,667
Total long-term liabilities	13,835	13,852
Total liabilities	29,184	30,588

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2011 and December 31, 2010; 49,473,070 and 42,090,205 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5	4
Additional paid-in-capital	411,375	374,528
Accumulated other comprehensive income (loss)	10	(3)
Accumulated deficit	(374,953)	(351,050)
Total stockholders’ equity	36,437	23,479
Total liabilities and stockholders’ equity	$65,621	$54,067

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Collaboration revenues:
License and milestone revenue	$1,143	$1,143	$2,286	$2,286
Cost sharing reimbursements, net	—	2,217	—	5,097
Total collaboration revenues	1,143	3,360	2,286	7,383
Grant revenues	211	—	211	—
Total revenues	1,354	3,360	2,497	7,383
Operating expenses:
Research and development	10,417	9,688	19,854	19,883
General and administrative	2,946	2,716	5,618	5,802
Total operating expenses	13,363	12,404	25,472	25,685
Loss from operations	(12,009)	(9,044)	(22,975)	(18,302)
Interest expense, net	(493)	(30)	(928)	(80)
Net loss	$(12,502)	$(9,074)	$(23,903)	$(18,382)
Net loss per common share:
Basic and diluted net loss per common share	$(0.30)	$(0.22)	$(0.57)	$(0.46)
Basic and diluted weighted average number of common shares outstanding	42,166,739	40,342,671	42,088,215	39,899,593

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(23,903)	$(18,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,639	2,222
Depreciation and amortization	823	997
Changes in operating assets and liabilities:
Collaboration receivable	116	(138)
Prepaid expenses and other current assets	(401)	(164)
Other assets	(131)	207
Accounts payable	74	(2,677)
Accrued contract research costs	360	436
Other accrued liabilities	(1,285)	(1,702)
Deferred collaboration revenue	(2,285)	(2,361)
Net cash used in operating activities	(24,993)	(21,562)
Cash flows from investing activities:
Purchases of marketable securities	(39,663)	(6,047)
Maturities of marketable securities	22,342	—
Purchases of property and equipment	(45)	(39)
Net cash used in investing activities	(17,366)	(6,086)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of common stock options, net of transaction costs	35,208	26,768
Proceeds from term loans	2,000	—
Payment of term loans	(92)	—
Payment of capital lease obligations	(176)	(664)
Net cash provided by financing activities	36,940	26,104
Net decrease in cash and cash equivalents	(5,419)	(1,544)
Cash and cash equivalents at beginning of period	31,310	44,155
Cash and cash equivalents at end of period	$25,891	$42,611
Supplemental disclosure of cash flow information:
Cash paid for interest	$747	$88

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2011 and the consolidated results of operations and cash flows for the three months and six months ended June 30, 2011 and 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and six months ended June 30, 2011 and 2010, the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method. During the three months and six months ended June 30, 2011 and 2010, the Company recorded no realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2011, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of corporate, government and government-agency bonds that are guaranteed by the U.S. government. As of June 30, 2011, the Company had no financial liabilities that were subject to fair value measurement.

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

Grant Revenue

In March 2011, the Company received a one-year grant from the Department of Defense, in the approximate amount of $1 million, related to the research and development of STA-9584 in advanced prostate cancer. The Company initiated work on this study upon the commencement of the grant period in April 2011. Reimbursements are based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $211,000 of grant revenue during the three months ended June 30, 2011 under this grant.

Deferred Collaboration Revenue

Consistent with the Company’s policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At June 30, 2011, total deferred collaboration revenue of $4.4 million related to the Company’s collaboration with Roche was determined to be current.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through June 30, 2011 was based upon the weighted average historical volatility data of the Company’s common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. The Company uses its historical volatility combined with other similar public entity volatility information. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

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

For the three months and six months ended June 30, 2011 and 2010, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(12,502)	$(9,074)	$(23,903)	$(18,382)
Changes in other comprehensive loss:
Unrealized holding gains on marketable securities	7	—	13	—
Total comprehensive loss	$(12,495)	$(9,074)	$(23,890)	$(18,382)

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2011 and 2010, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2011	2010
Common stock options	5,912,275	5,734,167
Unvested restricted common stock	73,610	130,340

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04). This standard amends the requirements for measuring fair value and disclosing information about fair value measurements. ASU No. 2011-04 is effective for periods ending on or after December 15, 2011. The Company is currently evaluating the impact of adopting this pronouncement.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for the Company for interim and annual periods ending after December 15, 2011. The Company does not expect ASU No. 2011-05 to have a material impact on the Company’s financial condition, results of operations or cash flows.

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$18,889	$—	$—	$18,889
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,002	—	—	7,002
Total cash and cash equivalents	$25,891	$—	$—	$25,891
Marketable securities:
U.S. government sponsored entities due within 1 year of date of purchase (Level 2)	8,176	1	—	8,177
Corporate debt securities due within 1 year of date of purchase (Level 2)	28,812	9	—	28,821
Total marketable securities	36,988	10	—	36,998
Total cash, cash equivalents and marketable securities	$62,879	$10	$—	$62,889

	December 31, 2010
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,228	$—	$—	$25,228
U.S. government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	6,082	—	—	6,082
Total cash and cash equivalents	$31,310	$—	$—	$31,310
Marketable securities:
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	19,666	—	(3)	19,663
Total cash, cash equivalents and marketable securities	$50,976	$—	$(3)	$50,973

(4) Property and Equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Laboratory equipment	$12,418	$12,387
Leasehold improvements	4,528	4,528
Computers and software	2,116	2,177
Furniture and fixtures	1,058	1,050
	20,120	20,142
Less accumulated depreciation and amortization	(18,717)	(17,961)
	$1,403	$2,181

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $384,000 and $482,000 for the three months ended June 30, 2011 and 2010, respectively, and $823,000 and $997,000 for the six months ended June 30, 2011 and 2010, respectively.

(5) Stockholders’ Equity

Issuer-Directed Registered Direct Offering

In April 2011, the Company raised approximately $35.2 million in gross proceeds from the sale of an aggregate of 7,191,731 shares of its common stock at a purchase price of $4.89 per share, which was the closing price of the Company’s common stock on the date of sale, in an issuer-directed registered direct offering. The shares were sold directly to investors without a placement agent, underwriter, broker or dealer, and no warrants were issued as part of this transaction. 1,581,493 shares were sold to certain of the Company’s directors and the remainder of the shares were sold to institutional investors. The proceeds to the Company were approximately $34.8 million after deducting estimated offering expenses payable by the Company.

Equity Line of Credit

In October 2010, the Company entered into a common stock purchase agreement (Purchase Agreement) with Azimuth Opportunity Ltd. (Azimuth) pursuant to which the Company obtained an equity line of credit facility (Facility) under which it may sell, in its sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of the Company’s common stock, whichever is fewer, over the 18-month term of the agreement. Each draw down is limited in size, unless otherwise mutually agreed by the parties, to the lesser of (i) certain agreed-upon draw down amounts (the largest of which is $4.25 million), based on the threshold price selected by the Company for the draw down, and (ii) 2.5% of the Company’s market capitalization at the time of such draw down. Azimuth is not required to purchase shares of the Company’s common stock if the threshold price is less than $2.00 per share. The per share price of the shares sold in each draw down will be determined based on the daily volume weighted average price of the Company’s common stock on each trading day during the draw down period, less a discount ranging from 4.875% to 6%. The Purchase Agreement also provides that, from time to time and in the Company’s sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company. There were no transaction fees or warrants issued by the Company to Azimuth in connection with execution of the Purchase Agreement. Shares under the Facility, if issued, will be registered under the Company’s registration statement on Form S-3. Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale. To date, no shares have been sold to Azimuth under the Facility. The Purchase Agreement may be terminated by either party at any time.

(6) Stock-Based Compensation

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

As of June 30, 2011, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 1,803,757 shares of its common stock and had no shares available for future issuance.

As of June 30, 2011, under its 2006 Stock Plan, the Company had options outstanding to purchase 4,108,518 shares of its common stock, had outstanding 73,610 restricted shares of common stock and had 1,747,719 shares available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Shares	Weighted average exercise price
Outstanding at January 1	5,326,979	$7.95
Options granted	1,168,165	5.31
Options exercised	(144,760)	2.57
Options cancelled	(438,109)	8.56
Outstanding at June 30	5,912,275	$7.52
Exercisable at June 30	3,874,244	$8.84

The weighted-average grant date fair values of options granted during the three months ended June 30, 2011 and 2010 were $4.47 and $3.53, respectively, and during the six months ended June 30, 2011 and 2010 were $4.29 and $3.28, respectively.

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

The following table summarizes unvested restricted shares during the six months ended June 30, 2011:

	Shares	Weighted average grant date fair value
Outstanding at January 1	140,613	$3.84
Granted	52,905	5.26
Vested	(113,377)	3.75
Cancelled	(6,531)	4.84
Outstanding at June 30	73,610	$4.92

Stock-Based Compensation Expense

For the three months and six months ended June 30, 2011 and 2010, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.15%	2.98%	2.51%	2.76%
Expected life in years	6.25	6.25	6.25	6.25
Volatility	101%	102%	101%	102%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$714	$988	$1,422	$1,994
Restricted stock	98	147	217	228
Total stock-based compensation expense	$812	$1,135	$1,639	$2,222

Effect of stock-based compensation expense by line item:
Research and development	$600	$858	$1,213	$1,685
General and administrative	212	277	426	537
Total stock-based compensation expense included in net loss	$812	$1,135	$1,639	$2,222

Unrecognized stock-based compensation expense as of June 30, 2011 was as follows (in thousands):

	Unrecognized stock compensation expense as of June 30, 2011	Weighted average remaining period (in years)
Employee stock options	$6,683	2.67
Restricted stock	261	1.37
Total	$6,944	2.62

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Compensation and benefits	$1,401	$2,903
Professional fees	1,048	921
Other	460	370
	$2,909	$4,194

(8) License and Development Agreements

Roche

In December 2008, as amended in February 2010, February 2011 and July 2011, the Company and Roche entered into a collaborative license agreement (the Roche Agreement) to discover, develop, and commercialize small-molecule drugs targeting calcium release-activated calcium modulator (CRACM) channels. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis and other autoimmune diseases and inflammatory conditions. The Roche Agreement consists of the following funding streams: an upfront license payment, reimbursements of certain research and development costs, product development milestones, sales milestones and product royalty payments.

Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche reimbursed all of the Company’s research and certain early development costs based upon research and development plans agreed to by the parties. These costs included committed research support over the initial two year research term that concluded on December 31, 2010. The Company has received approximately $21.2 million in research and development support under the Roche Agreement. The Company does not expect to receive any additional research and development support under the Roche Agreement. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the initial two year research term. For these Licensed Compounds, Roche is responsible for development and commercialization, while the Company retains certain co-development and co-promotion rights. In February 2011, the Roche Agreement was amended to extend the term of the research license to enable Roche to continue performing research on certain compounds until June 30, 2011. The amendment also provided for the return to the Company of certain Licensed Compounds. In July 2011, the Roche Agreement was amended to further extend the term of the research license to Roche to continue performing research on certain compounds from June 30, 2011 through the term of the Roche Agreement, which, unless earlier terminated as provided in the Roche Agreement, continues until the expiration of Roche’s royalty obligations to the Company for all licensed products under the Roche Agreement. The Company retains all development and commercialization rights for its CRACM inhibitor compounds other than the specified Licensed Compounds licensed to Roche under the Roche Agreement.

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

The $16 million non-refundable upfront license payment is being recognized ratably using the time-based model over the estimated performance period through June 2012. Under the Roche Agreement, the Company recognized $1.1 million of license revenue in each of the three months ended June 30, 2011 and 2010, and $2.3 million in each of the six months ended June 30, 2011 and 2010. Reimbursements of research and development costs to the Company by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. Under the Roche Agreement, the Company recognized $0 and $2.2 million of cost sharing revenue in the three months ended June 30, 2011 and 2010, respectively, and $0 and $5.1 million of cost sharing revenue in the six months ended June 30, 2011 and 2010. As the initial research term concluded in December 2010, the Company does not expect to earn any additional cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period. No development milestones have been achieved as of June 30, 2011.

Co-Development Agreement

In July 2011, the Company entered into a co-development agreement with one of its clinical research organizations (CRO) for the conduct of certain company-sponsored clinical trials. Under the co-development agreement, this CRO will perform clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues up to a specified maximum payment, which is defined as a multiple of the fee reduction realized.

(9) Term Loans

General Electric Capital Corporation

In September 2010, the Company entered into a $15 million loan and security agreement, as amended in July 2011, with General Electric Capital Corporation (GECC) and one other lender, all of which was funded at the closing in September 2010 (the GECC Term Loan). Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%.

Under the GECC Term Loan, as amended in July 2011, the Company will make interest-only payments through January 2012, followed by 30 equal monthly payments of principal plus accrued interest on the outstanding balance. Under certain circumstances, the interest-only period may be extended through April 2012, followed by 27 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the GECC Term Loan, the Company paid origination and amendment fees in the amount of $338,000 and is obligated to pay an exit fee of $525,000 at the time of the final payment of the outstanding principal.

Origination and exit fees are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. The Company paid approximately $212,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the three months and six months ended June 30, 2011, the Company recognized approximately $63,000 and $130,000, respectively, in interest expense in connection with these origination, exit and transaction fees and expenses. In the three months and six months ended June 30, 2011, the Company recognized approximately $370,000 and $727,000, respectively, in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

The GECC Term Loan is secured by substantially all of the Company’s assets, except its intellectual property. The Company has granted GECC a springing security interest in its intellectual property in the event the Company is not in compliance with certain cash usage covenants, as defined. The GECC Term Loan contains restrictive covenants, including the requirement for the Company to receive prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events, as defined. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. In addition, at the time of the closing of the GECC Term Loan, the Company repaid approximately $787,000 of remaining principal outstanding under its existing equipment leases with GECC.

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded at the closing in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. The Company recognized approximately $65,000 in interest expense during the three months and six months ended June 30, 2011 related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $66,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are included in other assets, and will be expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of June 30, 2011 are approximately as follows (in thousands):

Year Ending December 31,
2011	$286
2012	6,134
2013	6,724
2014	3,764
$16,908

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of June 30, 2011, we have funded our operations principally with $346.5 million in net proceeds from private and public offerings of our equity, including $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering that was completed in April 2011, as well as $17.0 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford. In October 2010, we obtained a committed equity line of credit facility with Azimuth Opportunity Ltd., or Azimuth, under which we may sell up to a maximum of $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the 18-month term of the agreement, subject to certain conditions and limitations. To date, no shares have been sold to Azimuth under this facility.

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, as amended, we entered into a collaborative license agreement with Roche, or the Roche Agreement, for our CRACM inhibitor program, which is currently in the preclinical stage. As of June 30, 2011, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of June 30, 2011, these nonrefundable partnership payments together with the net cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $532.6 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of June 30, 2011, we had an accumulated deficit of $375.0 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

Ganetespib is currently being evaluated in a broad range of clinical trials, including trials in non-small cell lung, colon, gastric, prostate, breast, pancreatic, small cell lung, ocular melanoma, hepatic and hematologic cancers. In total, over 400 patients have been treated with ganetespib to date. In these trials and our Phase 1 studies, ganetespib has shown clear evidence of clinical activity, including objective responses and prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors. The safety profile has been favorable, with no evidence of the serious bone marrow toxicities and neuropathy often seen with chemotherapy, or the severe liver or common ocular toxicities seen with other Hsp90 inhibitors. The most common adverse event seen with ganetespib is diarrhea, which has been manageable with standard supportive care. The favorable safety profile offers the opportunity to develop ganetespib both as a single agent and in combination with a range of widely used anti-cancer treatments, including chemotherapy, kinase inhibitors, monoclonal antibodies, and radiotherapy.

In June and July 2011, we presented results from a Phase 2 trial of ganetespib in non-small cell lung cancer, or NSCLC, at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, and the International Association for the Study of Lung Cancer, or IASLC, 14th World Conference on Lung Cancer, respectively. Patients in this trial had failed to respond to, or experienced disease progression following treatment with, numerous prior therapies for lung cancer. In this trial, as in other trials, ganetespib had a favorable safety profile without the serious hepatic or ocular toxicities reported with other Hsp90 inhibitors. Clear evidence of clinical activity was observed following treatment with ganetespib as a monotherapy, including durable, objective tumor responses in certain patients, as evaluated by standard Response Evaluation Criteria in Solid Tumors, or RECIST. The Disease Control Rate, using the standard definition of Complete Response plus Partial Response plus Stable Disease, was 54%. This rate compares favorably with Disease Control Rates observed in trials for approved and experimental agents in a similar broad advanced progressive disease patient population.

Results presented at these meetings showed a clear signal of correlation between single-agent ganetespib clinical activity and certain tumor gene profiles. Four of eight patients for whom genetic testing of their tumors indicated an anaplastic lymphoma kinase, or ALK, gene rearrangement experienced durable, objective responses following treatment with ganetespib. A total of six of these eight patients experienced tumor shrinkage, and seven of these eight patients achieved disease control lasting 16 weeks or more.

In addition to the encouraging anti-tumor activity seen in patients with ALK rearrangement genetic profile, an encouraging signal was seen in patients for whom genetic testing of their tumors indicated a KRAS mutation (a certain mutation in the kRAS gene), a patient population with limited treatment options. Eight of 13 patients with KRAS mutation genetic profile showed shrinkage of target tumor lesions following treatment with single-agent ganetespib. We plan to continue to monitor and evaluate results for ganetespib in these two patient populations.

In June 2011 at ASCO, we also presented results from a Phase 2 single agent clinical trial of ganetespib in gastrointestinal stromal tumors, or GIST, and gave an update on a Phase 1 trial in solid tumors evaluating a twice-weekly administration schedule. In the Phase 2 study of GIST, ganetespib was well tolerated in this heavily pretreated patient population and showed activity in approximately half of GIST patients evaluated with PET imaging. The Disease Control Rate at 16 weeks in evaluable patients was 22%. There were no objective responses. The Phase 1 twice-weekly schedule trial results demonstrate that ganetespib is well-tolerated and has promising clinical activity. Objective tumor responses were seen in a patient with triple negative breast cancer and a patient with melanoma. In addition, 15 patients out of 41 patients who were assessable for response achieved stable disease. These results suggest that twice weekly treatment with ganetespib is clinically feasible.

The favorable safety profile seen to date with ganetespib, together with single agent clinical activity and preclinical results demonstrating that treatment with ganetespib can inhibit mechanisms of resistance to certain chemotherapies or targeted drugs, support a combination therapy approach to clinical development. The combination approach involves trials evaluating the safety and activity of administering ganetespib together with certain agents.

Results to date suggest potential for combining ganetespib and taxanes. These include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity; the consistent synergy effects seen between ganetespib and taxanes in preclinical tumor models; the well-tolerated safety profile seen in our ongoing Phase 1 combination study of ganetespib and docetaxel; and encouraging safety and signs of activity seen in our Phase 2 NSCLC trial in those patients who received both ganetespib and docetaxel.

Based on these supportive results for the combination approach, together with the clinical activity seen with ganetespib as a single agent in NSCLC, we initiated the GALAXY TrialTM (Ganetespib Assessment in Lung cAncer with docetaXel), a Phase 2b/3 trial in NSCLC of ganetespib plus docetaxel versus docetaxel alone in the second quarter of 2011. This trial is designed as a registration-enabling program with two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, and to identify the patient populations, by biomarker or other disease characteristics, that may be most responsive to treatment with ganetespib. The first stage of this trial will be used to build the clinical and operational experience needed to optimize the design of the second stage, Phase 3 portion of the trial. The second stage, Phase 3 portion of the trial is expected to enroll between 400 to 600 patients. Interim data from the Phase 2b portion is expected to be available in early 2012.

In addition to the Phase 2b/3 trial in NSCLC, we expect to initiate a number of new investigator-sponsored or foundation-sponsored trials in 2011, including trials in combination with radiotherapy; a trial in melanoma; a randomized Phase 2b combination trial in acute myeloid leukemia; additional combination trials in breast cancer; and a trial in multiple myeloma, both as a single agent and in combination with Velcade. An investigator-sponsored Phase 2 trial of ganetespib in combination with dutasteride in patients with castration-resistant prostate cancer was initiated in June 2011. The clinical trial in multiple myeloma is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation.

Based on the favorable clinical trial results in NSCLC patients with ALK rearrangements and other emerging signals of clinical activity we plan to initiate new company-sponsored trials in 2012 including additional trials in NSCLC, breast cancer, and in combination with other standard-of-care anticancer therapies.

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

Elesclomol targets active cancer cell mitochondria, which use oxygen for energy production.  In preclinical experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including lactate dehydrogenase, or LDH, which can distinguish between active mitochondria (sufficient oxygen) and inactive mitochondria (insufficient oxygen). Consistent with these findings, results from three randomized clinical trials with elesclomol have established that patient baseline serum level of LDH is an important predictor of elesclomol treatment outcome. All current and planned trials with elesclomol incorporate use of these biomarkers to select for patients most likely to benefit from treatment.

Elesclomol is currently in a Phase 2 clinical trial in ovarian cancer in combination with paclitaxel and a Phase 1 clinical trial in AML as a single agent. In 2012, we plan to initiate a Phase 2b trial for elesclomol in NSCLC with a trial design similar to our prior Phase 2b trial for elesclomol in NSCLC. This new trial is expected to enroll approximately 180 patients, and will include a dose-escalation and safety portion to optimize the dose selection for the Phase 2b portion.

STA-9584 (Vascular Disrupting Agent)

STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development.

In November 2010, we announced that the United States Department of Defense, or DoD, recommended a $1 million grant for the development of STA-9584, in advanced prostate cancer. In March 2011, the DoD formally approved this $1 million grant and we initiated work on this study in the second quarter of 2011.

Our Inflammatory Disease Programs

We have two preclinical-stage programs focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis, or RA, psoriasis, severe asthma, chronic obstructive pulmonary disease, transplant rejection, and other autoimmune diseases and inflammatory conditions. As part of our strategic alliance with Roche, Roche is advancing several compounds in preclinical development.

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

Roche CRACM Inhibitor Alliance

In December 2008, as amended in February 2010, February 2011 and July 2011, we formed a strategic alliance with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels. We refer herein to the agreement, as amended, as the Roche Agreement. The goal of this alliance is to develop a novel category of oral, disease-modifying agents for the treatment of RA and other autoimmune diseases and inflammatory conditions.

Under the terms of the Roche Agreement, we received a $16 million non-refundable upfront license fee. Roche funded research and development conducted by us, which included discovery and certain early development activities. We have received approximately $21.2 million in research and development support under the Roche Agreement. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the completion of the two-year research term on December 31, 2010. We do not expect to earn any additional cost sharing revenue or receive any additional research and development support under the Roche Agreement. Roche is responsible for development and commercialization of the Licensed Compounds, while we retain certain co-development and co-promotion rights. We are also eligible to receive additional payments, for each of three Licensed Compounds, should specified development and commercialization milestones be successfully achieved. Development milestones across multiple indications of up to $245 million could be earned for the first product, and up to half of this amount could be earned for each of the second and third products. Commercialization milestones of up to $170 million could be earned for each of three products. We will also receive tiered royalties on sales of all approved, marketed products containing Licensed Compounds.

In the February 2011 amendment of the Roche Agreement, we extended the term of the research license for Roche to continue performing research on certain specified compounds until June 30, 2011. That amendment also provided for the return to us of certain Licensed Compounds. We retain all development and commercialization rights for our CRACM inhibitor compounds other than the specific Licensed Compounds licensed to Roche under the Roche Agreement. In July 2011, the Roche Agreement was amended to further extend the term of the research license for Roche to continue performing research on certain compounds from June 30, 2011 through the term of the Roche Agreement, which, unless earlier terminated as provided in the Roche Agreement, continues until the expiration of Roche’s royalty obligations to us for all licensed products under the Roche Agreement.

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

In October 2009, the Financial Accounting Standards Board issued a new accounting standard, ASU No. 2009-13 Multiple-deliverable Revenue Arrangements, which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011. The adoption of this new standard did not have a material impact on our financial statements or results of operations. Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the condensed consolidated financial statements.

In March 2011, we received a one-year grant from the DoD, in the approximate amount of $1 million, related to the research and development of STA-9584 in advanced prostate cancer. We initiated work on this study upon the commencement of the grant period in April 2011. Reimbursements are based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors).

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 11, 2011.

Consolidated Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenue

	Three Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$1.1	$1.1	$—	—%
Cost sharing reimbursements, net—Roche	—	2.2	(2.2)	(100)%
Total collaboration revenue	1.1	3.3	(2.2)	(67)%
Grant revenue	0.2	—	0.2	—%
Total revenue	$1.3	$3.3	$(2.0)	(61)%

In 2011 as compared to 2010, cost sharing reimbursements from Roche decreased by $2.2 million as the initial two-year research term under the Roche Agreement concluded on December 31, 2010 and, accordingly, we do not expect to earn any additional cost sharing revenue or receive any additional research and development support under the Roche Agreement.

In March 2011, the DoD formally approved a $1 million grant for the development of STA-9584 in advanced prostate cancer and we initiated work on this study in the second quarter of 2011.

Research and Development Expense

	Three Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$7.4	$6.3	$1.1	17%
Elesclomol	1.1	0.5	0.6	120%
Total clinical-stage drug candidates	8.5	6.8	1.7	25%
CRACM	1.6	1.8	(0.2)	(11)%
Early stage programs and other	0.3	1.1	(0.8)	(73)%
Total research and development	$10.4	$9.7	$0.7	7%

In 2011 as compared to 2010, costs incurred under our ganetespib program increased by $1.1 million, including increases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.9 million for external costs. Costs incurred in connection with start-up activities related to the GALAXY trial that was initiated in the second quarter of 2011 and the conduct of investigator-sponsored studies were offset, in part, by lower costs in several company-sponsored clinical trials that are nearing completion. In 2011, we anticipate that the overall costs under our ganetespib program will continue to increase as we further advance clinical development, including the GALAXY trial and possible additional clinical trials in other cancer types, as well as the conduct of non-clinical supporting activities.

In 2011 as compared to 2010, costs incurred under our elesclomol program increased by $0.6 million, including increases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs. These increases were principally related to the conduct of two clinical trials that were initiated in the first quarter of 2011, including a Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the Gynecological Oncology Group, or GOG, and a Phase 1 clinical trial of elesclomol as a single agent in AML, as well as supporting clinical drug supply.

In 2011 as compared to 2010, costs incurred under our CRACM program decreased by $0.2 million principally due to decreases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation.

In 2011 as compared to 2010, costs incurred under our other early-stage programs decreased by $0.8 million principally due to decreases in personnel-related costs, related research supplies, operational overhead and stock compensation.

General and Administrative Expense

	Three Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
General and administrative	$2.9	$2.7	$0.2	7%

In 2011 as compared to 2010, general and administrative expenses increased by $0.2 million principally due to a decrease of $0.1 million for personnel-related costs, operational overhead and stock compensation, offset by a $0.3 million increase for external costs. In 2011, we anticipate our general and administrative expenses will remain at levels similar to 2010.

Interest Expense, net

	Three Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Interest expense, net	$0.5	$0.1	$0.4	400%

In 2011 as compared to 2010, interest expense increased by $0.4 million principally due to interest expense in connection with the GECC Term Loan executed in September 2010 and the Oxford Term Loan executed in March 2011, offset, in part, by lower average principal balances of capital equipment leases. In 2011, we anticipate that interest expense will increase based upon a full year of interest expense related to the GECC Term Loan, as well as interest expense related to the Oxford Term Loan.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenue

	Six Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$2.3	$2.3	$—	—%
Cost sharing reimbursements, net—Roche	—	5.1	(5.1)	(100)%
Total collaboration revenue	2.3	7.4	(5.1)	(69)%
Grant revenue	0.2	—	0.2	—%
Total revenue	$2.5	$7.4	$(4.9)	(66)%

In 2011 as compared to 2010, cost sharing reimbursements from Roche decreased by $5.1 million as the initial two-year research term under the Roche Agreement concluded on December 31, 2010 and, accordingly, we do not expect to earn any additional cost sharing revenue or receive any additional research and development support under the Roche Agreement.

In March 2011, the DoD formally approved a $1 million grant for the development of STA-9584 in advanced prostate cancer and we initiated work on this study in the second quarter of 2011.

Research and Development Expense

	Six Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$13.9	$12.4	$1.5	12%
Elesclomol	2.2	1.2	1.0	83%
Total clinical-stage drug candidates	16.1	13.6	2.5	18%
CRACM	3.3	4.3	(1.0)	(23)%
Early stage programs and other	0.5	2.0	(1.5)	(75)%
Total research and development	$19.9	$19.9	$—	—%

In 2011 as compared to 2010, costs incurred under our ganetespib program increased by $1.5 million, including increases of $0.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.0 million for external costs. Costs incurred in connection with start-up activities related to the GALAXY trial that was initiated in the second quarter of 2011 and the conduct of investigator-sponsored studies were offset, in part, by lower costs in several company-sponsored clinical trials that are nearing completion.

In 2011 as compared to 2010, costs incurred under our elesclomol program increased by $1.0 million, including increases of $0.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs. These increases were principally related to the conduct of two clinical trials that were initiated in the first quarter of 2011, including a Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and a Phase 1 clinical trial of elesclomol as a single agent in AML, as well as supporting clinical drug supply.

In 2011 as compared to 2010, costs incurred under our CRACM program decreased by $1.0 million, including decreases of $0.8 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs. These decreases are the result of a lower year-to-date investment in CRACM research following the conclusion on December 31, 2010 of the initial two-year research term under the Roche Agreement.

In 2011 as compared to 2010, costs incurred under our other early-stage programs decreased by $1.5 million principally due to decreases in personnel-related costs, related research supplies, operational overhead and stock compensation.

General and Administrative Expense

	Six Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
General and administrative	$5.6	$5.8	$(0.2)	(3)%

In 2011 as compared to 2010, general and administrative expenses decreased by $0.2 million principally due to a decrease of $0.3 million for personnel-related costs, operational overhead and stock compensation, offset by a $0.1 million increase for external costs.

Interest Expense, net

	Six Months Ended June 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Interest expense, net	$0.9	$0.1	$0.8	800%

In 2011 as compared to 2010, interest expense increased by $0.8 million principally due to interest expense in connection with the GECC Term Loan executed in September 2010 and the Oxford Term Loan executed in March 2011, offset, in part, by lower average principal balances of capital equipment leases.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(dollars in millions)
Cash, cash equivalents and marketable securities	$62.9	$48.7
Working capital	48.4	37.1
Cash flows (used in) provided by:
Operating activities	(25.0)	(21.6)
Investing activities	(17.4)	(6.1)
Financing activities	36.9	26.1

Our operating activities used cash of $25.0 million and $21.6 million in 2011 and 2010, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2011, our investing activities used cash of $17.4 million, including purchases of marketable securities in the amount of $39.7 million, offset by $22.3 million in maturities of marketable securities in our investment portfolio. In 2010, our investing activities used cash of $6.1 million for the purchases of marketable securities in our investment portfolio.

Our financing activities provided cash of $36.9 million and $26.1 million in 2011 and 2010, respectively. In 2011, we raised $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011. In 2011, we also raised $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 (as defined below) and paid $0.1 million in corresponding principal payments, as well as raised $0.4 million from the exercise of common stock options. In 2010, we raised $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock in an underwritten public offering in January 2010. We repaid $0.2 million and $0.7 million in capital equipment leases in 2011 and 2010, respectively.

Contractual Obligations and Commitments

Except as follows, as of June 30, 2011, there have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

•                  In March 2011, we entered into a $2.0 million term loan with Oxford as described below.

•                  In the second quarter of 2011, we renewed the leases for each of our research and office facilities under non-cancelable operating leases with terms expiring through 2016. Each of these leases contains a five-year renewal option. Future minimum payments, excluding operating costs and taxes, under these non-cancellable operating leases, are approximately as follows (in thousands):

Year Ending December 31,
2011	$141
2012	2,058
2013	2,105
2014	2,123
2015	2,172
2016	1,965
$10,564

•                  In July 2011, we entered into an amendment to the GECC Term Loan as described below.

Term Loans

General Electric Capital Corporation (GECC)

In September 2010, as amended in July 2011,we entered into a $15 million loan and security agreement with GECC and one other lender, all of which was funded at the closing in September 2010, which we refer to herein as the GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We will make interest-only payments through January 2012, followed by 30 equal monthly payments of principal plus accrued interest on the outstanding balance, and an exit fee of $525,000 upon the conclusion of the GECC Term Loan.  (See Note 9.)

Oxford Finance Corporation (Oxford)

In March 2011, we entered into a $2 million loan and security agreement with Oxford, all of which was funded at the closing, which we refer to herein as the Oxford Term Loan. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. (See Note 9.)

Future principal payments under the GECC and Oxford Term Loans as of June 30, 2011 are approximately as follows (in thousands):

Year Ending December 31,
2011	$286
2012	6,134
2013	6,724
2014	3,764
$16,908

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

Liquidity

Funding Requirements

We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

•                  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY trial, and hematologic cancers and initiate additional clinical trials of ganetespib if supported by trial results;

•                  complete preclinical development of an additional Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

•                  complete the ongoing clinical trials of elesclomol in AML and ovarian cancers, and initiate additional clinical trials of elesclomol, if supported by trial results;

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

Our funding requirements will depend on a number of factors, including:

•                  the progress and results of our ongoing clinical trials of ganetespib and elesclomol, and any additional clinical trials we may initiate in the future based on the results of these clinical trials;

•                  the results of our preclinical studies of any additional Hsp90 inhibitors we may develop,  our CRACM inhibitor compounds not licensed to Roche under the Roche Agreement and STA-9584, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

As of June 30, 2011, we had $62.9 million in cash, cash equivalents and marketable securities, an increase of $11.9 million from $51.0 million as of December 31, 2010. This increase principally reflects the $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011 and $2 million in gross proceeds from the Oxford Term Loan that was executed in March 2011, offset by cash used in operations as discussed under “Cash Flows” above.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM compounds not licensed by Roche under the Roche Agreement, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements, that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into the second half of 2012. This estimate assumes that certain activities contemplated for 2012 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million equity line of credit facility or other sources.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We currently have an effective shelf registration statement on Form S-3, under which we currently have up to $81.1 million in securities available for issuance, including up to $35.0 million in shares of common stock that we may offer and sell under the equity line of credit with Azimuth. This registration statement was declared effective by the SEC on August 28, 2008 and pursuant to the rules of the SEC is due to expire on August 28, 2011. On August 4, 2011, we filed a new shelf registration statement on Form S-3 to register up to $150 million of our securities for issuance. This new registration statement is subject to SEC review and must be declared effective by the SEC.  However, under SEC rules, if the new registration statement is not declared effective by August 28, 2011, we will be able to continue to use our effective registration statement until the earlier of (1) the effective date of the new registration statement or (2) 180 days after August 28, 2011.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of June 30, 2011, we had cash, cash equivalents and marketable securities of $62.9 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the six months ended June 30, 2011, our investment income was negligible.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits

10.1

Form of Common Stock Purchase Agreement, dated April 14, 2011, by and among the Registrant and each of the Investors participating in the Registrant’s Registered Direct Common Stock Offering (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2011 (File No. 001-33277)).

10.2

Third Amendment, dated April 19, 2011, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 22, 2011 (File No. 001-33277)).

10.3	Lease Agreement, dated as of June 9, 2011, by and between the Registrant and 125 Hartwell Trust.

10.4	First Amendment, dated as of June 23, 2011, to Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.

10.5

Third Amendment, dated as of July 1, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.

†10.6

Third Amendment, executed July 15, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffmann-La Roche Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2011 (File No. 001-33277)).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

†                  Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*                 Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: August 4, 2011	By	/s/ SAFI R. BAHCALL, PH.D
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2011	By:	/s/ KEITH S. EHRLICH
Keith S. Ehrlich
Vice President Finance and Administration,
Chief Financial Officer (principal
accounting and financial officer)