Form 10-Q
period 2011-09-30
SYNTA PHARMACEUTICALS CORP
filed 2011-11-03
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, the registrant had 49,498,350 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$20,643	$31,310
Marketable securities	30,017	19,663
Collaboration receivable	—	116
Prepaid expenses and other current assets	1,362	431
Total current assets	52,022	51,520
Property and equipment, net	1,316	2,181
Other assets	530	366
Total assets	$53,868	$54,067
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,921	$1,925
Accrued contract research costs	3,010	2,511
Other accrued liabilities	3,249	4,194
Capital lease obligations	20	201
Deferred collaboration revenue	3,303	4,572
Current portion of term loans	4,613	3,333
Total current liabilities	17,116	16,736
Long-term liabilities:
Capital lease obligations	17	26
Deferred collaboration revenue	—	2,159
Term loans, net of current portion	12,154	11,667
Total long-term liabilities	12,171	13,852
Total liabilities	29,287	30,588

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at September 30, 2011 and December 31, 2010; 49,498,350 and 42,090,205 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5	4
Additional paid-in-capital	412,262	374,528
Accumulated other comprehensive income (loss)	1	(3)
Accumulated deficit	(387,687)	(351,050)
Total stockholders’ equity	24,581	23,479
Total liabilities and stockholders’ equity	$53,868	$54,067

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Collaboration revenues:
License and milestone revenue	$1,143	$1,143	$3,429	$3,429
Cost sharing reimbursements, net	—	2,240	—	7,337
Total collaboration revenues	1,143	3,383	3,429	10,766
Grant revenues	521	—	732	—
Total revenues	1,664	3,383	4,161	10,766
Operating expenses:
Research and development	10,751	11,023	30,605	30,906
General and administrative	3,131	2,591	8,749	8,393
Total operating expenses	13,882	13,614	39,354	39,299
Loss from operations	(12,218)	(10,231)	(35,193)	(28,533)
Interest expense, net	(516)	(31)	(1,444)	(111)
Net loss	$(12,734)	$(10,262)	$(36,637)	$(28,644)
Net loss per common share:
Basic and diluted net loss per common share	$(0.30)	$(0.25)	$(0.87)	$(0.71)
Basic and diluted weighted average number of common shares outstanding	42,211,858	40,382,862	42,129,882	40,062,453

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(36,637)	$(28,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,506	3,185
Depreciation and amortization	1,173	1,470
Changes in operating assets and liabilities:
Collaboration receivable	116	(189)
Prepaid expenses and other current assets	(931)	(74)
Other assets	(164)	(103)
Accounts payable	997	(1,564)
Accrued contract research costs	499	627
Other accrued liabilities	(945)	(1,191)
Deferred collaboration revenue	(3,428)	(3,504)
Net cash used in operating activities	(36,814)	(29,987)
Cash flows from investing activities:
Purchases of marketable securities	(46,994)	(19,213)
Maturities of marketable securities	36,644	—
Purchases of property and equipment	(308)	(109)
Net cash used in investing activities	(10,658)	(19,322)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of common stock options, net of transaction costs	35,228	26,807
Proceeds from term loans	2,000	15,000
Payment of term loans	(233)	—
Payment of capital lease obligations	(190)	(1,747)
Net cash provided by financing activities	36,805	40,060
Net decrease in cash and cash equivalents	(10,667)	(9,249)
Cash and cash equivalents at beginning of period	31,310	44,155
Cash and cash equivalents at end of period	$20,643	$34,906
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,464	$120

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2011 and the consolidated results of operations and cash flows for the three months and nine months ended September 30, 2011 and 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and nine months ended September 30, 2011 and 2010, the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method. During the three months and nine months ended September 30, 2011 and 2010, the Company recorded no realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2011, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of corporate, government and government-agency bonds that are guaranteed by the U.S. government. As of September 30, 2011, the Company had no financial liabilities that were subject to fair value measurement.

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

Grant Revenue

In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company initiated work on this study upon the commencement of the grant period in April 2011. Reimbursements are based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $521,000 and $732,000 of grant revenue during the three months and nine months ended September 30, 2011, respectively, under this grant.

Deferred Collaboration Revenue

Consistent with the Company’s policy on revenue recognition, deferred collaboration revenue represents cash received and amounts earned and invoiced for licensing and option fees and milestones, as well as cash received and amounts invoiced for research and development services to be performed by the Company. Such amounts are reflected as deferred collaboration revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred collaboration revenue is classified as current if management believes the Company will complete the earnings process and be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At September 30, 2011, total deferred collaboration revenue of $3.3 million related to the Company’s collaboration with Roche was determined to be current.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through September 30, 2011 was based upon the weighted average historical volatility data of the Company’s common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. The Company uses its historical volatility combined with other similar public entity volatility information. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

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

For the three months and nine months ended September 30, 2011 and 2010, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(12,734)	$(10,262)	$(36,637)	$(28,644)
Changes in other comprehensive loss:
Unrealized holding (losses) gains on marketable securities	(9)	2	4	2
Total comprehensive loss	$(12,743)	$(10,260)	$(36,633)	$(28,642)

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and nine months ended September 30, 2011 and 2010, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2011	2010
Common stock options	5,918,559	5,400,533
Unvested restricted common stock	86,871	126,232

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

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$19,135	$—	$—	$19,135
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,508	—	—	1,508
Total cash and cash equivalents	$20,643	$—	$—	$20,643
Marketable securities:
U.S. government sponsored entities due within 1 year of date of purchase (Level 2)	726	—	—	726
Corporate debt securities due within 1 year of date of purchase (Level 2)	29,290	1	—	29,291
Total marketable securities	30,016	1	—	30,017
Total cash, cash equivalents and marketable securities	$50,659	$1	$—	$50,660

	December 31, 2010
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,228	$—	$—	$25,228
U.S. government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	6,082	—	—	6,082
Total cash and cash equivalents	$31,310	$—	$—	$31,310
Marketable securities:
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	19,666	—	(3)	19,663
Total cash, cash equivalents and marketable securities	$50,976	$—	$(3)	$50,973

(4) Property and Equipment

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Laboratory equipment	$12,428	$12,387
Leasehold improvements	4,675	4,528
Computers and software	2,163	2,177
Furniture and fixtures	1,117	1,050
	20,383	20,142
Less accumulated depreciation and amortization	(19,067)	(17,961)
	$1,316	$2,181

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $350,000 and $473,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,173,000 and $1,470,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Equity Line of Credit

In October 2010, as amended in August 2011, the Company entered into a common stock purchase agreement (Purchase Agreement) with Azimuth Opportunity Ltd. (Azimuth) pursuant to which the Company obtained an equity line of credit facility (Facility) under which it may sell, in its sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of the Company’s common stock, whichever is fewer, over the 18-month term of the agreement. Each draw down is limited in size, unless otherwise mutually agreed by the parties, to the lesser of (i) certain agreed-upon draw down amounts (the largest of which is $4.25 million), based on the threshold price selected by the Company for the draw down, and (ii) 2.5% of the Company’s market capitalization at the time of such draw down. Azimuth is not required to purchase shares of the Company’s common stock if the threshold price is less than $2.00 per share. The per share price of the shares sold in each draw down will be determined based on the daily volume weighted average price of the Company’s common stock on each trading day during the draw down period, less a discount ranging from 4.875% to 6%. The Purchase Agreement also provides that, from time to time and in the Company’s sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company. There were no transaction fees or warrants issued by the Company to Azimuth in connection with execution of the Purchase Agreement. Shares under the Facility, if issued, will be registered under the Company’s registration statement on Form S-3. Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale. To date, no shares have been sold to Azimuth under the Facility. The Purchase Agreement may be terminated by either party at any time.

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

As of September 30, 2011, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 1,791,582 shares of its common stock and had no shares available for future issuance.

As of September 30, 2011, under its 2006 Stock Plan, the Company had options outstanding to purchase 4,126,977 shares of its common stock, had outstanding 86,871 restricted shares of common stock and had 1,703,980 shares available for future issuance.

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Shares	Weighted average exercise price
Outstanding at January 1	5,326,979	$7.95
Options granted	1,222,965	5.29
Options exercised	(152,360)	2.57
Options cancelled	(479,025)	8.61
Outstanding at September 30	5,918,559	$7.49
Exercisable at September 30	3,948,332	$8.75

The weighted-average grant date fair values of options granted during the three months ended September 30, 2011 and 2010 were $3.93 and $2.53, respectively, and during the nine months ended September 30, 2011 and 2010 were $4.27 and $3.25, respectively.

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

The following table summarizes unvested restricted shares during the nine months ended September 30, 2011:

	Shares	Weighted average grant date fair value
Outstanding at January 1	140,613	$3.84
Granted	70,585	5.22
Vested	(117,796)	3.80
Cancelled	(6,531)	4.84
Outstanding at September 30	86,871	$4.94

Stock-Based Compensation Expense

For the three months and nine months ended September 30, 2011 and 2010, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	2.05%	1.98%	2.49%	2.74%
Expected life in years	6.25	6.25	6.25	6.25
Volatility	100%	102%	101%	102%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$774	$882	$2,196	$2,876
Restricted stock	93	81	310	309
Total stock-based compensation expense	$867	$963	$2,506	$3,185

Effect of stock-based compensation expense by line item:
Research and development	$648	$758	$1,861	$2,443
General and administrative	219	205	645	742
Total stock-based compensation expense included in net loss	$867	$963	$2,506	$3,185

Unrecognized stock-based compensation expense as of September 30, 2011 was as follows (in thousands):

	Unrecognized stock compensation expense as of September 30, 2011	Weighted average remaining period (in years)
Employee stock options	$6,123	2.52
Restricted stock	258	1.15
Total	$6,381	2.46

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Compensation and benefits	$1,702	$2,903
Professional fees	1,001	921
Other	546	370
	$3,249	$4,194

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

Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche reimbursed all of the Company’s research and certain early development costs based upon research and development plans agreed to by the parties. These costs included committed research support over the two year research term that concluded on December 31, 2010. The Company has received approximately $21.2 million in research and development support under the Roche Agreement. The Company does not expect to receive any additional research and development support under the Roche Agreement. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the two year research term. For these Licensed Compounds, Roche is responsible for development and commercialization, while the Company retains certain co-development and co-promotion rights. In February 2011, the Roche Agreement was amended to extend the term of the research license to enable Roche to continue performing research on certain compounds until June 30, 2011. The amendment also provided for the return to the Company of certain Licensed Compounds. In July 2011, the Roche Agreement was amended to further extend the term of the research license to Roche to continue performing research on certain compounds from June 30, 2011 through the term of the Roche Agreement, which, unless earlier terminated as provided in the Roche Agreement, continues until the expiration of Roche’s royalty obligations to the Company for all licensed products under the Roche Agreement. The Company retains all development and commercialization rights for its CRACM inhibitor compounds other than the specified Licensed Compounds licensed to Roche under the Roche Agreement.

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

The $16 million non-refundable upfront license payment is being recognized ratably using the time-based model over the estimated performance period through June 2012. Under the Roche Agreement, the Company recognized $1.1 million of license revenue in each of the three months ended September 30, 2011 and 2010, and $3.4 million in each of the nine months ended September 30, 2011 and 2010. Reimbursements of research and development costs to the Company by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. Under the Roche Agreement, the Company recognized $0 and $2.2 million of cost sharing revenue in the three months ended September 30, 2011 and 2010, respectively, and $0 and $7.3 million of cost sharing revenue in the nine months ended September 30, 2011 and 2010, respectively. As the research term concluded in December 2010, the

Company does not expect to earn any additional cost sharing revenue under the Roche Agreement. Development milestones will be recognized as collaboration revenue using the time-based model over the same performance period. No development milestones have been achieved as of September 30, 2011.

Co-Development Agreement

In July 2011, the Company entered into a co-development agreement with one of its clinical research organizations (CRO) for the conduct of certain company-sponsored clinical trials. Under the co-development agreement, this CRO will perform clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, up to a specified maximum payment, which is defined as a multiple of the fee reduction realized.

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

Origination and exit fees are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. The Company paid approximately $204,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the three months and nine months ended September 30, 2011, the Company recognized approximately $72,000 and $202,000, respectively, in interest expense in connection with these origination, exit and transaction fees and expenses. In the three months and nine months ended September 30, 2011, the Company recognized approximately $382,000 and $1,109,000, respectively, in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

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

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded at the closing in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In the three months and nine months ended September 30, 2011, the Company recognized approximately $61,000 and $136,000, respectively, in interest expense related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $66,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are included in other assets, and will be expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of September 30, 2011 are approximately as follows (in thousands):

Year Ending December 31,
2011	$146
2012	6,134
2013	6,724
2014	3,763
$16,767

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of September 30, 2011, we have funded our operations principally with $346.5 million in net proceeds from private and public offerings of our equity, including $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering that was completed in April 2011, as well as $17.0 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford. In October 2010, we obtained a committed equity line of credit facility with Azimuth Opportunity Ltd., or Azimuth, under which we may sell up to a maximum of $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the 18-month term of the agreement, subject to certain conditions and limitations. To date, no shares have been sold to Azimuth under this facility.

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, as amended, we entered into a collaborative license agreement with Roche, or the Roche Agreement, for our CRACM inhibitor program, which is currently in the preclinical stage. As of September 30, 2011, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of September 30, 2011, these nonrefundable partnership payments together with the net cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $532.6 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of September 30, 2011, we had an accumulated deficit of $387.7 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

Ganetespib is currently being evaluated in a broad range of clinical trials, including trials in non-small cell lung, colon, gastric, prostate, breast, pancreatic, small cell lung, ocular melanoma, hepatic, melanoma and hematologic cancers. In total, over 450 patients have been treated with ganetespib to date. In these trials and our Phase 1 studies, ganetespib has shown clear evidence of clinical activity, including objective responses and prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors. The safety profile has been favorable, with no evidence of the serious bone marrow toxicities and neuropathy often seen with chemotherapy, or the severe liver or common ocular toxicities seen with other Hsp90 inhibitors. The most common adverse event seen with ganetespib is diarrhea, which has been manageable with standard supportive care. The favorable safety profile offers the opportunity to develop ganetespib both as a single agent and in combination with a range of widely used anti-cancer treatments, including chemotherapy, targeted small molecules, monoclonal antibodies, and radiotherapy.

In June and July 2011, we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with non-small cell lung cancer, or NSCLC, at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, and the International Association for the Study of Lung Cancer, or IASLC, 14th World Conference on Lung Cancer, respectively. Patients in this trial had failed to respond to, or experienced disease progression following treatment with, numerous prior therapies for lung cancer. In this trial, as in other trials, ganetespib had a favorable safety profile without the serious hepatic or ocular toxicities reported with other Hsp90 inhibitors. Clear evidence of clinical activity was observed following treatment with ganetespib as a monotherapy, including durable, objective tumor responses in certain patients, as evaluated by standard Response Evaluation Criteria in Solid Tumors, or RECIST. The Disease Control Rate, using the standard definition of Complete Response plus Partial Response plus Stable Disease, was 54%. This rate compares favorably with Disease Control Rates observed in trials for approved and experimental agents in a similar broad advanced progressive disease patient population.

Results presented at these meetings showed a clear signal of correlation between single-agent ganetespib clinical activity and certain tumor gene profiles. Four of eight patients for whom genetic testing of their tumors indicated an anaplastic lymphoma kinase, or ALK, gene rearrangement experienced objective responses following treatment with ganetespib. These responses have been durable, with patients remaining on therapy nine months or longer. Six of these eight patients experienced tumor shrinkage, and seven of these eight patients achieved disease control.

In addition to the encouraging anti-tumor activity seen in patients with ALK rearrangement genetic profile, an encouraging signal of activity was seen in patients for whom genetic testing of their tumors indicated a KRAS mutation (certain mutations in the kRAS gene), a patient population with limited treatment options. Eight of 13 patients with KRAS mutation genetic profile showed shrinkage of target tumor lesions following treatment with single-agent ganetespib. We plan to continue to monitor and evaluate results for ganetespib in these two patient populations.

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

Results to date suggest potential for combining ganetespib and taxanes. These include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity; the consistent synergy effects seen between ganetespib and taxanes in preclinical tumor models; and the encouraging safety profile and signs of activity seen in our Phase 2 NSCLC trial in those patients who received both ganetespib and docetaxel as well as in our Phase 1 combination study of ganetespib and docetaxel. Initial results from our Phase 1 combination study were presented at the Annual Meeting of the European Society of Medical Oncology in September 2011.

Based on these supportive results for the combination approach, together with the clinical activity seen with ganetespib as a single agent in NSCLC, we initiated the GALAXY TrialTM (Ganetespib Assessment in Lung cAncer with docetaXel), a Phase 2b/3 program in NSCLC of ganetespib plus docetaxel versus docetaxel alone in the second quarter of 2011. This program is designed to be registration-enabling in two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, and to identify the patient populations, by biomarker or other disease characteristics, that may be most responsive to combination treatment. The first stage of this program will be used to build the clinical and operational experience needed to optimize the design and execution of the second stage, Phase 3 portion. The Phase 3 portion of the program is expected to enroll between 400 to 600 patients. Interim data from the Phase 2b portion is expected to be available in early 2012.

In addition to the Phase 2b/3 program in NSCLC, we expect to initiate a number of new trials in 2012. These include trials in ALK+ NSCLC and in breast cancer, based on the favorable results seen in these indications with ganetespib and with other Hsp90 inhibitors. We also expect that a number of trials for ganetespib sponsored by third parties, including cooperative groups, foundations, and individual investigators, will initiate by the end of 2011 or in 2012. These include trials in combination with radiotherapy; a randomized Phase 2b combination trial in acute myeloid leukemia; an additional combination trial in breast cancer; and a trial in multiple myeloma, both as a single agent and in combination with Velcade. The clinical trial in multiple myeloma is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation.

Elesclomol (Mitochondria-Targeting Agent)

Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death, or apoptosis, in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism.

Elesclomol binds copper in plasma, which causes a change in conformation that enables its uptake through membranes and into cells. Elesclomol binds copper in an oxidative, positively charged, state called Cu(II). Once inside mitochondria, an interaction with the electron transport chain reduces the copper from Cu(II) to Cu(I), resulting in a cascade of redox reactions, a rapid increase of oxidative stress, disruption of mitochondrial energy production, and the activation of the mitochondrial apoptosis pathway.

Mitochondria generate energy for cells, but also can induce apoptosis under certain conditions, such as a high level of oxidative stress. By damaging cancer cell mitochondria and reducing barriers to apoptosis, elesclomol may provide a means to overcome resistance to traditional chemotherapy or targeted therapy.

Elesclomol targets active cancer cell mitochondria, which use oxygen for energy production. In preclinical experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including lactate dehydrogenase, or LDH, which can distinguish between active mitochondria (sufficient oxygen) and inactive mitochondria (insufficient oxygen). Consistent with these findings in three randomized clinical trials, LDH was an important predictor of elesclomol treatment outcome.

Elesclomol is currently in a Phase 2 clinical trial in ovarian cancer in combination with paclitaxel and a Phase 1 clinical trial in AML as a single agent. In 2012, we plan to initiate a Phase 2b trial for elesclomol in NSCLC with a trial design similar to our prior Phase 2b trial for elesclomol in NSCLC. This new trial is expected to enroll approximately 180 patients, and will include a dose-escalation and safety portion to optimize the dose and schedule selection for the Phase 2b portion.

STA-9584 (Vascular Disrupting Agent)

STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development.

In March 2011, we received a $1 million grant from the United States Department of Defense, or DoD, for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011.

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

While Roche has an exclusive license to certain specific compounds developed by us during the term of our research collaboration, all other intellectual property rights to our CRACM program are fully owned by us. We have several CRACM inhibitors, not licensed to Roche, in preclinical development. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target distinct immune cell types, which lead to the potential of distinct families of CRACM inhibitors for treating distinct immune system disease.

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

In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer. We initiated work on this study upon the commencement of the grant period in April 2011. Reimbursements are based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors).

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 11, 2011.

Consolidated Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenue

	Three Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$1.1	$1.1	$—	—%
Cost sharing reimbursements, net—Roche	—	2.2	(2.2)	(100)%
Total collaboration revenue	1.1	3.3	(2.2)	(67)%
Grant revenue	0.5	—	0.5	—%
Total revenue	$1.6	$3.3	$(1.7)	(52)%

In 2011 as compared to 2010, cost sharing reimbursements from Roche decreased by $2.2 million as the initial two-year research term under the Roche Agreement concluded on December 31, 2010 and, accordingly, we do not expect to earn any additional cost sharing revenue or receive any additional research and development support under the Roche Agreement.

In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011.

Research and Development Expense

	Three Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$7.8	$7.2	$0.6	8%
Elesclomol	0.8	0.9	(0.1)	(11)%
Total clinical-stage drug candidates	8.6	8.1	0.5	6%
CRACM	1.6	1.7	(0.1)	(6)%
STA-9584	0.4	—	0.4	—%
Early stage programs and other	0.1	1.2	(1.1)	(92)%
Total research and development	$10.7	$11.0	$(0.3)	(3)%

In 2011 as compared to 2010, costs incurred under our ganetespib program increased by $0.6 million, including increases of $0.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. Costs incurred in connection with the GALAXY trial that was initiated in the second quarter of 2011, and the conduct of investigator-sponsored studies and supporting non-clinical activities were offset, in part, by lower costs in several company-sponsored clinical trials that are nearing completion. Overall costs of our ganetespib program may increase in 2012 as we further advance clinical development, including the GALAXY trial and possible additional clinical trials in other cancer types, as well as the conduct of non-clinical supporting activities.

In 2011 as compared to 2010, costs incurred under our elesclomol program decreased by $0.1 million principally due to a decrease in external costs.

In 2011 as compared to 2010, costs incurred under our CRACM program decreased by $0.1 million principally due to a decrease in external costs.

In 2011 as compared to 2010, costs incurred under our STA-9584 program increased by $0.4 million, including increases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs. In March 2011, we received a $1million grant from the DoD for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011.

In 2011 as compared to 2010, costs incurred under our other early-stage programs decreased by $1.1 million principally due to decreases of $0.9 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs.

General and Administrative Expense

	Three Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
General and administrative	$3.1	$2.6	$0.5	19%

In 2011 as compared to 2010, general and administrative expenses increased by $0.5 million principally due to increases of $0.2 million for personnel-related costs, operational overhead and stock compensation and $0.3 million for external costs.

Interest Expense, net

	Three Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Interest expense, net	$0.5	$0.1	$0.4	400%

In 2011 as compared to 2010, interest expense increased by $0.4 million principally due to interest expense in connection with the GECC Term Loan executed in September 2010 and the Oxford Term Loan executed in March 2011, offset, in part, by lower average principal balances of capital equipment leases.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenue

	Nine Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$3.4	$3.4	$—	—%
Cost sharing reimbursements, net—Roche	—	7.3	(7.3)	(100)%
Total collaboration revenue	3.4	10.7	(7.3)	(68)%
Grant revenue	0.7	—	0.7	—%
Total revenue	$4.1	$10.7	$(6.6)	(62)%

In 2011 as compared to 2010, cost sharing reimbursements from Roche decreased by $7.3 million as the initial two-year research term under the Roche Agreement concluded on December 31, 2010 and, accordingly, we do not expect to earn any additional cost sharing revenue or receive any additional research and development support under the Roche Agreement.

In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011.

Research and Development Expense

	Nine Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$21.7	$19.6	$2.1	11%
Elesclomol	3.1	2.1	1.0	48%
Total clinical-stage drug candidates	24.8	21.7	3.1	14%
CRACM	4.9	6.0	(1.1)	(18)%
STA-9584	0.7	—	0.7	—%
Early stage programs and other	0.2	3.2	(3.0)	(94)%
Total research and development	$30.6	$30.9	$(0.3)	(1)%

In 2011 as compared to 2010, costs incurred under our ganetespib program increased by $2.1 million, including increases of $1.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.1 million for external costs. Costs incurred in connection with the GALAXY trial that was initiated in the second quarter of 2011, and the conduct of investigator-sponsored studies and supporting non-clinical activities were offset, in part, by lower costs in several company-sponsored clinical trials that are nearing completion. Overall costs of our ganetespib program may increase in 2012 as we further advance clinical development, including the GALAXY trial and possible additional clinical trials in other cancer types, as well as the conduct of non-clinical supporting activities.

In 2011 as compared to 2010, costs incurred under our elesclomol program increased by $1.0 million, including increases of $0.6 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs. These increases were principally related to the conduct of two clinical trials that were initiated in the first quarter of 2011, including a Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and a Phase 1 clinical trial of elesclomol as a single agent in AML, as well as supporting clinical drug supply.

In 2011 as compared to 2010, costs incurred under our CRACM program decreased by $1.1 million, including decreases of $0.9 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs. These decreases are the result of a lower year-to-date investment in CRACM research following the conclusion on December 31, 2010 of the two-year research term under the Roche Agreement.

In 2011 as compared to 2010, costs incurred under our STA-9584 program increased by $0.7 million, including increases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs. In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011.

In 2011 as compared to 2010, costs incurred under our other early-stage programs decreased by $3.0 million principally due to decreases of $2.7 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs.

General and Administrative Expense

	Nine Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
General and administrative	$8.7	$8.4	$0.3	4%

In 2011 as compared to 2010, general and administrative expenses increased by $0.3 million principally due to a decrease of $0.2 million for personnel-related costs, operational overhead and stock compensation, offset by a $0.5 million increase for external costs.

Interest Expense, net

	Nine Months Ended September 30,		2011 to 2010 Change
	2011	2010	$	%
	(dollars in millions)
Interest expense, net	$1.4	$0.1	$1.3	1300%

In 2011 as compared to 2010, interest expense increased by $1.3 million principally due to interest expense in connection with the GECC Term Loan executed in September 2010 and the Oxford Term Loan executed in March 2011, offset, in part, by lower average principal balances of capital equipment leases.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(dollars in millions)
Cash, cash equivalents and marketable securities	$50.7	$54.1
Working capital	34.9	39.9
Cash flows (used in) provided by:
Operating activities	(36.8)	(30.0)
Investing activities	(10.7)	(19.3)
Financing activities	36.8	40.1

Our operating activities used cash of $36.8 million and $30.0 million in 2011 and 2010, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

Our investing activities used cash of $10.7 million in 2011, including purchases of marketable securities in the amount of $47.0 million and purchases of property and equipment in the amount of $0.3 million, offset by maturities of marketable securities of $36.6 million in our investment portfolio. Our investing activities used cash of $19.3 million in 2010, including purchases of marketable securities in the amount of $19.2 million and purchases of property and equipment in the amount of $0.1 million.

Our financing activities provided cash of $36.8 million and $40.1 million in 2011 and 2010, respectively. In 2011, we raised $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011. In 2011, we also raised $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 (as defined below) and paid $0.2 million in corresponding principal payments, as well as raised $0.4 million from the exercise of common stock options. In 2010, we raised $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock in an underwritten public offering in January 2010. We repaid $0.2 million and $1.7 million in capital equipment leases in 2011 and 2010, respectively.

Contractual Obligations and Commitments

Except as follows, as of September 30, 2011, there have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Future principal payments under the GECC and Oxford Term Loans as of September 30, 2011 are approximately as follows (in thousands):

Year Ending December 31,
2011	$146
2012	6,134
2013	6,724
2014	3,763
$16,767

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

Equity Line of Credit with Azimuth

In October 2010, as amended in August 2011, we entered into a common stock purchase agreement, or the Purchase Agreement, with Azimuth Opportunity Ltd., or Azimuth, pursuant to which we obtained an equity line of credit facility, which we refer to as the Facility, under which we may sell, in our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the 18-month term of the agreement. Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale. To date, no shares have been sold to Azimuth under the Facility.

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

As of September 30, 2011, we had $50.7 million in cash, cash equivalents and marketable securities, a decrease of $0.3 million from $51.0 million as of December 31, 2010. This decrease principally reflects the $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011 and $2 million in gross proceeds from the Oxford Term Loan that was executed in March 2011, offset by cash used in operations as discussed under “Cash Flows” above.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM compounds not licensed by Roche under the Roche Agreement, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into the second half of 2012. This estimate assumes that certain activities contemplated for 2012 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million equity line of credit facility or other sources.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to $150 million in securities available for issuance, including up to $35 million in shares of common stock that we may offer and sell under the ELOC with Azimuth.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of September 30, 2011, we had cash, cash equivalents and marketable securities of $50.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities that are guaranteed by the U.S. government. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. During the nine months ended September 30, 2011, our investment income was negligible.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits

10.1                           Amendment No. 1, dated August 19, 2011, to Common Stock Purchase Agreement, dated October 4, 2010, by and between the Registrant and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 19, 2011 (File No. 001-33277)).

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

101*                       The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

SYNTA PHARMACEUTICALS CORP.

Date: November 3, 2011	By:	/s/ SAFI R. BAHCALL
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2011	By:	/s/ KEITH S. EHRLICH
Keith S. Ehrlich
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)