Form 10-K
period 2011-12-31
SYNTA PHARMACEUTICALS CORP
filed 2012-02-22
CIK 1157601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $144,500,004.

         As of February 17, 2012 the registrant had 57,624,866 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders.

 PART I

Item 1.    BUSINESS

The Company

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials for treating multiple types of cancer and several drug candidates in the preclinical stage of development. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We retain full ownership of all of our drug candidates.

        In 2011, we made significant progress in advancing our drug candidates. Our lead drug candidate, ganetespib, is currently being evaluated in a broad range of clinical trials, including trials in non-small cell lung, breast, colon, gastric, prostate, pancreatic, melanoma and hematologic cancers. In total, over 20 clinical trials with ganetespib are ongoing, recently completed, or currently initiating.

        Milestones achieved with the ganetespib program in 2011 include:

    •
    Initiated a multinational, randomized Phase 2b/3 clinical trial (GALAXY) of ganetespib in combination with docetaxel in non-small cell lung cancer (NSCLC). Results from the first-stage, 240-patient, Phase 2b portion of this trial are expected in 2012.

    •
    Presented clinical results identifying certain targeted patient populations, with specific tumor genetic profiles, for which ganetespib has shown particularly encouraging anti-cancer activity. Patients with these profiles, whose tumors did not respond to or progressed following treatment with multiple prior standard-of-care or experimental therapies, exhibited durable objective responses, significant tumor shrinkage, or sustained disease control following monotherapy treatment with ganetespib. These profiles include: NSCLC patients whose tumors exhibit the anaplastic lymphoma kinase gene rearrangement (ALK+); NSCLC patients whose tumors exhibit a KRAS gene mutation; breast cancer patients whose tumors exhibit amplified HER2 expression (HER2+); and breast cancer patients with a tumor gene profile known as triple-negative (TNBC).

    •
    Initiated plans for global clinical trials in ALK+ lung cancer, HER2+ breast cancer, and triple-negative breast cancer, which are expected to begin in the first half of 2012.

    •
    Demonstrated a favorable clinical safety profile, with no evidence of the common ocular toxicities and serious liver toxicities seen with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common side effect from ganetespib administration has been transient, low- or moderate-grade diarrhea, which has been manageable with standard supportive care.

    •
    Published preclinical results supportive of the safety profile achieved with ganetespib, in particular physicochemical properties that compare favorably with both first-generation, ansamycin-family Hsp90 inhibitors and certain other, synthetic, second-generation Hsp90 inhibitors.

    •
    Built awareness in the scientific and medical communities of recent scientific and clinical results with ganetespib, which has generated support for over fifteen investigator-sponsored, foundation-sponsored, and cooperative-group sponsored trials recently initiated or expected to initiate in 2012, in indications including prostate cancer, multiple myeloma, pancreatic cancer, colon cancer, hematologic cancers, and others.

        In addition to progress with our ganetespib program, we also made significant progress with our elesclomol and CRAC programs. For our elesclomol program we published preclinical results demonstrating that elesclomol triggers cancer cell apoptosis by disrupting mitochondrial energy metabolism, which potentially establishes elesclomol as a leading compound in the emerging field of anti-cancer therapies targeting cancer cell metabolism; continued development of elesclomol in patients with advanced ovarian cancer, a trial being conducted by the Gynecologic Oncology Group (GOG) and supported by the National Cancer Institute; and continued development of elesclomol in acute myeloid leukemia (AML). For our CRAC program, our scientists developed a number of distinct families of preclinical stage compounds that exhibited a favorable safety and activity profile in inflammatory disease models.

        We believe that the broad clinical and commercial potential of our drug candidates, together with our operational capabilities and additional competitive advantages, provide us with multiple, sustainable growth opportunities. Our capabilities and advantages include: our intellectual property portfolio, consisting of over 700 issued and pending patents; the full ownership of all commercial rights in all geographic regions to our programs; our ability to integrate discovery, translational, and clinical research to optimize our development programs and further strengthen our intellectual property position; our operational experience in effectively managing large-scale, global clinical programs; our strong network of relationships with leading investigators and medical centers; our proprietary chemical compound library and the strength of our drug discovery platform; and the skills, talent, and level of industry experience of our employees.

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

  •
  maintaining a strong cash position, such that we have multiple options for continuing to advance our drug candidates either on our own or with a partner;

  •
  using our discovery and development capabilities to expand and protect our intellectual property position for each of our programs; and

  •
  using our proprietary compound library and discovery platform to continue to generate promising new drug candidates with distinct chemical structures, novel mechanisms of action, and broad therapeutic potential.

Our Drug Candidate Pipeline

        The following table summarizes the current status of our most advanced research and development programs:

	Product Candidate	Trial	Stage	Development Status
Oncology	Ganetespib Hsp90 inhibitor (Key ongoing / initiating company-sponsored trials)	NSCLC, second-line, randomized, docetaxel +/- ganetespib	Phase 2b/3	Interim results expected Q2 2012; final results from Phase 2b portion expected in 2H 2012
		ALK+ NSCLC	Phase 2	Initiating
		HER2+ and triple-negative breast cancer	Phase 2	Initiating
		NSCLC, monotherapy	Phase 2	Initial trial completed; trial extended for patients with certain tumor genetic profiles
(Key ongoing / initiating third-party sponsored trials)
		Breast cancer, combination with Herceptin, Taxol	Phase 2	Initiating
		Lung cancer, combination with crizotinib	Phase 2	Initiating
		Acute myeloid leukemia, combination with ara-C	Phase 2	Initiating
		Rectal cancer, combination with radiotherapy	Phase 2	Initiating
		Ocular melanoma	Phase 2	Ongoing
		Gastric cancer	Phase 2	Ongoing
		Pancreatic cancer	Phase 2	Ongoing
		Prostate cancer	Phase 2	Ongoing
		Melanoma	Phase 2	Ongoing
		Multiple myeloma, combination with Velcade	Phase 1/2	Initiating
		Hepatocellular (liver) cancer	Phase 1/2	Ongoing
	Additional Hsp90 inhibitors	Cancer	Preclinical development	Ongoing
	Elesclomol Mitochondria-targeting agent	Ovarian cancer	Phase 2	Ongoing
		Acute myeloid leukemia	Phase 1	Ongoing
	STA-9584 Vascular disrupting agent	Prostate cancer	Preclinical development	Ongoing
Inflammatory Diseases	CRACM channel inhibitors	Autoimmune diseases Respiratory conditions Transplant	Preclinical development	Ongoing
	IL-12/23 inhibitors	Autoimmune diseases	Lead optimization	Ongoing

        We retain full ownership of all of our drug candidates.

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

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

  •
  Ganetespib, Hsp90 inhibitor.  Ganetespib is a potent, synthetic, small molecule inhibitor of Hsp90, a chaperone protein that is essential to the function of certain other proteins, for example tyrosine kinases that drive the growth, proliferation, and survival of many different types of cancer. Ganetespib is currently being evaluated in a broad range of clinical trials both as a single agent and in combination with other therapies. In 2011, we initiated a randomized, Phase 2b/3 NSCLC clinical trial in combination with docetaxel. In 2012, we expect to initiate a global clinical trial of ganetespib in patients with ALK+ lung cancer, and another global clinical trial enrolling both patients with HER2+ and patients with triple-negative breast cancer. Trials in gastric cancer, prostate cancer, colon cancer, pancreatic cancer, multiple myeloma, AML, and others have been initiated, or are expected to initiate in 2012, sponsored by third-parties—individual investigators, disease foundations, or cooperative groups.

  •
  Elesclomol, mitochondria-targeting agent.  Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis), in cancer cells by disrupting cancer cell mitochondrial metabolism. Results from three randomized clinical trials and subsequent research have established that patient baseline serum level of lactate dehydrogenase (LDH), is an important predictor of elesclomol treatment outcome. Elesclomol is currently in a clinical trial in ovarian cancer in combination with paclitaxel and a clinical trial in AML as a single agent.

  •
  STA-9584, vascular disrupting agent.  STA-9584, our novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, is in preclinical development. These studies are being supported by a $1 million Department of Defense (DoD) grant to advance the investigation of STA-9584 against advanced prostate cancer.

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

        The World Health Organization estimates that more than 12 million people are diagnosed with cancer every year worldwide, and approximately 8 million people die from the disease annually. The American Cancer Society estimates that approximately 1.6 million people in the United States will be diagnosed with cancer in 2012, and approximately 577,000 people will die from the disease.

        According to IMS Health, oncology products are the largest therapeutic class of pharmaceuticals in the world with global sales of $ 56.0 billion in 2010.

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

        In clinical trials to date, ganetespib has shown encouraging evidence of clinical activity, including prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors. Currently, over 500 patients have been treated with ganetespib across all trials. Ganetespib has been well tolerated to date, with no evidence of the common ocular toxicities and serious liver toxicities seen with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care.

Ganetespib Mechanism of Action

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

Ganetespib Preclinical Results

        Results published by our scientists and by our academic collaborators over the past several years have established that ganetespib has potent anticancer activity in a broad range of models of solid and hematologic cancers, both in vitro and in vivo, both as a monotherapy and in combination with a number of widely-used anti-cancer agents. Agents for which we and our academic collaborators have shown synergistic activity in vitro or in vivo in combination with ganetespib include docetaxel, paclitaxel, pemetrexed, gemcitabine, bevacizumab, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine, tamoxifen, fulvestrant, temsirolimus, lapatinib, crizotinib, vemurafenib, selumetinib, and bortezomib.

        In November 2011, we published results of certain physicochemical properties of ganetespib that are supportive of the safety and activity profiles observed in clinical trials with ganetespib. Results presented at the AACR-EORTC-NCI meeting in November 2011 demonstrated that common ocular toxicities seen with some Hsp90 inhibitors, but not observed in clinical trials with 17-AAG or ganetespib, are associated with physicochemical properties that affect drug distribution to the eye. Results published in Molecular Cancer Therapeutics in December 2011 highlighted other physicochemical properties of ganetespib believed to contribute to the improved safety and activity of ganetespib relative to other Hsp90 inhibitors. These include smaller molecular weight, greater potency, greater lipophilicity, ability of ganetespib to enter the ATP binding pocket of Hsp90 in either the open or closed pocket lid conformation, absence of the benzoquinone moiety in ganetespib's molecular structure, and ability of ganetespib to penetrate deep into tumor tissues.

Ganetespib Clinical Trials

        Based on encouraging results reported in 2011 in patients with lung and breast cancer treated with ganetespib, three principal company-sponsored trials with ganetespib are ongoing or initiating:

  •
  a randomized Phase 2b/3 trial in patients with advanced NSCLC, called the GALAXY trial™ (Ganetespib Assessment in Lung cAncer with docetaXel) evaluating ganetespib in combination with docetaxel versus docetaxel alone;

  •
  a trial in ALK+ NSCLC patients; and

  •
  a trial in HER2+ and triple-negative breast cancer patients.

        Preliminary results from the GALAXY trial are expected in the second quarter of 2012, and additional results from the GALAXY trial together with preliminary results from the ALK+ lung cancer and breast cancer trials are expected in the second half of 2012. In addition to the company-sponsored trials in lung and breast cancers, additional investigator-sponsored, foundation-sponsored, and cooperative-group sponsored trials with ganetespib are expected to initiate in 2012.

  NSCLC

        In June and July 2011, we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with advanced NSCLC at the Annual Meeting of the American Society of Clinical Oncology (ASCO), and the International Association for the Study of Lung Cancer (IASLC) 14th World Conference on Lung Cancer, respectively. Patients in this trial had failed to respond to, or experienced disease progression following treatment with, numerous prior therapies for lung cancer. In this trial, as in other trials, ganetespib had a favorable safety profile without the serious hepatic or common ocular toxicities reported with other Hsp90 inhibitors. Encouraging evidence of clinical activity was observed following treatment with ganetespib as a monotherapy, including durable, objective tumor responses in certain patients, as evaluated by standard Response Evaluation Criteria in Solid Tumors (RECIST). The Disease Control Rate, using the standard definition of Complete Response plus Partial Response plus Stable Disease, was 54%. This rate compares favorably with Disease Control Rates observed in trials for approved and experimental agents in a similar broad, pre-treated, advanced NSCLC patient population.

  ALK+ patients

        Results presented at these meetings showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients for whom testing of their tumors indicated the ALK+ gene profile, experienced confirmed Partial Responses following treatment with ganetespib (a 50% Objective Response Rate, using the standard definition of Complete Response plus Partial Response). These responses have been durable, with the responding patients remaining on therapy an average of 11 months (range 7 to 15 months). Six of these eight patients experienced tumor shrinkage in target lesions, and seven of these eight patients achieved Disease Control for eight weeks or more (88% Disease Control Rate). These results are encouraging compared to historical results for chemotherapy and other agents in pre-treated patients with advanced NSCLC, for which Objective Response Rates have been in the range of 5-10% and median progression free survival times have been in the range of two to three months.

        While early and in a small patient population, these results are comparable to results with the direct ALK inhibitor crizotinib, which was granted accelerated approval in August 2011 by the FDA for the treatment of ALK+ NSCLC patients. In a Phase 1 trial in 136 ALK+ patients and in a single-arm, non-randomized Phase 2 trial in 119 ALK+ patients , crizotinib demonstrated a 50% and a 61% Objective Response Rate, respectively, by investigator review, and a 42% and 51% Objective Response Rate, respectively, by independent review.

        Hsp90 inhibition has been shown to be effective in preclinical models of ALK+ NSCLC with a mechanism of action that is complementary, rather than competitive, to the mechanism of action of crizotinib and other direct ALK inhibitors.

        Together, these clinical and preclinical results present strong evidence that Hsp90 inhibition is a promising approach for treating ALK+ advanced NSCLC patients.

        We are now initiating a global clinical trial evaluating monotherapy administration of ganetespib in ALK+ advanced NSCLC patients who have not been previously treated with a direct ALK inhibitor. In addition to our monotherapy trial, a number of cancer centers and cooperative groups have approached us with proposals to support trials evaluating ganetespib in combination with other agents in ALK+ advanced NSCLC patients. We expect at least one such combination trial to start in 2012.

  Patients with KRAS mutations

        An encouraging signal of activity was seen in patients for whom genetic testing of their tumors indicated a KRAS mutation, a NSCLC patient population with limited treatment options. Results presented at ASCO in 2011 showed that 8 of 13 (62%) patients with the KRAS mutation showed shrinkage of target tumor lesions following treatment with single-agent ganetespib. As a result of this observation in our Phase 2 trial, activity in patients with a KRAS mutation was selected to be a co-primary endpoint in the ongoing Phase 2b/3 GALAXY trial.

  GALAXY Trial

        Cancer treatments are often given in combination in order to maximize benefit to patients. A challenge with combination therapy is that the added toxicities from combining two or more potent anti-cancer agents may not be tolerable, particularly if the toxicity profiles from distinct treatments overlap. The favorable safety profile seen to date with ganetespib, and the non-overlapping toxicities with many standard-of-care agents, support a broad combination treatment approach.

        Results to date suggest potential for combining ganetespib and taxanes. These include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity; the consistent synergy effects seen between ganetespib and taxanes in preclinical tumor models; and the encouraging safety profile and signs of activity seen in our Phase 2 NSCLC trial in those patients who received both ganetespib and docetaxel as well as in our Phase 1 combination study of ganetespib and docetaxel. Initial results from our Phase 1 combination study were presented at the Annual Meeting of the European Society of Medical Oncology (ESMO) in September 2011.

        In the second quarter of 2011 we initiated the GALAXY trial, a Phase 2b/3 trial in patients with advanced NSCLC who have received one prior treatment for advanced disease, i.e., a second-line setting. The GALAXY trial compares treatment with docetaxel alone, which is approved for second-line treatment, versus treatment with ganetespib plus docetaxel. This program is designed to be registration-enabling in two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, and to identify the patient populations, by biomarker or other disease characteristics, that may be most responsive to combination treatment. The first stage of this program will be used to build the clinical and operational experience needed to optimize the design and execution of the second stage, Phase 3 portion. The Phase 3 portion of the program is expected to enroll between 400 to 600 patients. Progression-Free Survival in the Intent-to-Treat and in the KRAS mutation patient populations are co-primary endpoints of the first stage of the Phase 2b portion. Interim results are expected to be available in the first half of 2012.

  Breast Cancer

        At the San Antonio Breast Cancer Conference in December 2011, researchers at MSKCC presented results of a Phase 2 trial evaluating ganetespib monotherapy in patients with metastatic breast cancer who had been previously treated with multiple lines of chemotherapy or other anti-cancer agents. Results showed that 15% (2/13) of the HER2+ patients experienced a confirmed partial response and an additional 46% (6/13) achieved stable disease. These results for Hsp90 inhibition in HER2+ disease are consistent with results from an earlier Phase 2 study of 17-AAG, a first-generation Hsp90 inhibitor, in patients who had progressed following treatment with one line of Herceptin. In that trial, 22% (6/27) of patients achieved a partial response and an additional 37% (10/27) achieved stable disease. While in the latter study 17-AAG was given in combination with trastuzumab, in the former study ganetespib was given as a monotherapy.

        Together, these studies present strong evidence that Hsp90 inhibition is a promising approach for treating HER2+ breast cancer.

        Results with ganetespib in patients with triple-negative breast cancer were also reported in December 2011. One of three evaluable TNBC patients in the Phase 2 clinical trial experienced significant tumor shrinkage following three doses of ganetespib. An objective response was also reported in a patient with metastatic TNBC participating in a ganetespib Phase 1 trial. TNBC represents a difficult-to-treat disease, for which no targeted therapies are currently approved. These results are encouraging, and suggest that ganetespib is active in TNBC.

        Memorial Sloan Kettering Cancer Center has announced that it will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, and ganetespib in combination with paclitaxel in TNBC. In addition, we are currently initiating a global clinical trial with ganetespib in these two breast cancer patient populations.

  Additional clinical trials

        In addition to the clinical trials we plan to initiate or continue in 2012, we expect that a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, will initiate in 2012. These include the trials to be sponsored by Memorial Sloan Kettering and other cancer centers described above; trials in combination with radiotherapy; a randomized trial in elderly patients with AML evaluating ganetespib in combination with the chemotherapy drug ara-C; and a trial in multiple myeloma, both as a single agent and in combination with Velcade. The clinical trial in multiple myeloma is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation.

Elesclomol (Mitochondria-Targeting Agent)

        Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis), in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism.

Elesclomol Mechanism of Action

        Our preclinical data suggests that upon infusion, elesclomol binds copper in plasma, causing a structural change enabling its uptake through membranes and into cells. Elesclomol binds copper in a positively charged state called Cu(II). Once inside mitochondria, the elesclomol-Cu(II) complex interacts with the energy production mechanism of the cell, called the electron transport chain. This interaction reduces the copper from Cu(II) to Cu(I), resulting in a cascade of reduction-oxidation (redox) reactions, that causes a rapid increase of oxidative stress, disruption of mitochondrial energy production, and ultimately, triggering of the mitochondrial apoptosis pathway. Although mitochondria generate energy for cells, they can induce apoptosis under certain conditions, such as high levels of oxidative stress. By increasing oxidative stress inside mitochondria and inducing apoptosis, we believe that elesclomol attacks cancer cells through a new mechanism that may provide a means to overcome resistance to traditional chemotherapy or targeted therapy. Elesclomol has shown potent cancer-cell killing activity against a broad range of cancers in vitro, and synergistic anti-cancer activity with paclitaxel and other agents in animal models of cancer.

LDH: A Potential Predictive Biomarker for Elesclomol Activity

        LDH is an enzyme that plays a key role in cancer cell energy metabolism. Under normal oxygen, or normoxic, conditions, energy in tumor cells is primarily generated by conversion of nutrients to adenosine triphosphate (ATP), in the mitochondria, with oxygen as a key component of this process. Levels of LDH generally remain in the normal range in this state. Under low oxygen (hypoxic) conditions, energy in tumors is primarily generated by glycolysis in the cytoplasm, and levels of LDH may increase. Accordingly, LDH can be used as a marker of mitochondrial activity, or tumor cell metabolic state.

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

		Elesclomol—Ph 3 melanoma Paclitaxel +/- elesclomol; 1:1 randomization*	Elesclomol—Ph 2b NSCLC Carboplatin + paclitaxel +/- elesclomol; 86 patients; 1:1 randomization		Elesclomol—Ph 2b melanoma Paclitaxel +/- elesclomol; 78 patients; 2:1 randomization
		Median PFS (mo.)		Median PFS (mo.)		Median PFS (mo.)
	N	P+E vs. P	N	CP+E vs. CP	N	P+E vs. P
LDH < 0.8x ULN	174	4.3 vs. 3.1	35	4.6 vs. 3.1	32	7.1 vs. 3.5
LDH > 1x ULN	153	1.8 vs. 2.0	27	2.8 vs. 6.3	34	1.7 vs. 1.6

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

        Our current clinical program for elesclomol includes a clinical trial of elesclomol as a monotherapy in AML. In December 2009, we presented results at the American Society for Hematology (ASH) meeting showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients. In February 2011, we announced that the first patient had been treated in a Phase 1 dose escalation study of elesclomol as a single agent in patients with AML. This trial will enroll up to 36 patients with relapsed or refractory AML and total baseline serum LDH level less than 0.8 times ULN. Patients will be treated with elesclomol sodium on a once-weekly schedule at a starting dose of 200 mg/m2, with dose escalation planned based on safety, tolerability and pharmacokinetic considerations. The trial is being conducted at Princess Margaret Hospital in Toronto, Canada and at Memorial Sloan-Kettering Cancer Center in New York.

        We are also evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the GOG initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times ULN. The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program.

STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development. In March 2011, we received a $1 million grant from the United States DoD for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011.

STA-9584 Mechanism of Action

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

        First generation angiogenesis inhibitors, such as Avastin, work primarily by preventing the formation of new tumor vessels. In contrast, STA-9584 disrupts both new and established tumor vessels. We believe that STA-9584's more complete anti-vasculature mechanism, together with complementary direct cancer-cell killing, have potential to be important advantages relative to first generation angiogenesis inhibitors and other endothelial cell-targeted agents.

Our Inflammatory Disease Programs

        We have two preclinical-stage programs focusing on treatments for inflammatory diseases. Both of these programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

Inflammatory Disease Background

        Inflammatory diseases are typically caused by aberrant activity of the immune system. The immune system normally protects the body from injury and infection, but in autoimmune diseases it attacks and damages the body's own tissues. Major autoimmune diseases include rheumatoid arthritis (RA), psoriasis, Crohn's disease, and multiple sclerosis.

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

        We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including RA, asthma, chronic obstructive pulmonary disease (COPD), allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. We have several promising CRACM inhibitors in preclinical development. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target different diseases.

  Roche CRACM Inhibitor Alliance

        In December 2008, as amended in February 2010, February 2011 and July 2011, we formed a strategic alliance with Hoffman-La Roche, or Roche, to discover, develop, and commercialize small-molecule drugs targeting CRACM channels, which we refer to as the Roche Agreement. The goal of this alliance was to develop a novel category of oral, disease-modifying agents for the treatment of RA and other autoimmune diseases and inflammatory conditions.

        On November 16, 2011, we received notice from Roche of its election to terminate the Roche Agreement, which termination became effective on February 16, 2012. Roche's termination of the agreement falls under the "Termination for Convenience" clause of the agreement. As a result of termination of the Roche Agreement, the research, development and commercialization licenses granted to Roche by us have terminated. Ownership of all rights to all Licensed Compounds (as defined in the agreement) (including the scientific data relating to those compounds) has reverted to us. We have also received an exclusive license to use Roche's patent rights and know-how to research, develop, manufacture, commercialize and import any collaboration compound, including the Licensed Compounds. We are obligated to pay a low single digit royalty on a country-by-country and Licensed Product-by-Licensed Product (as defined in the agreement) basis upon commercialization of any Licensed Product.

IL-12/23 Inhibitors

        The IL-12 cytokine is an important "master switch" that triggers the immune response of the T cell known as T helper type 1 (Th1). T cells play a critical role in the coordination of the body's immune response, and while Th1 cells are normally involved in the body's defense against intracellular attack by bacteria and other micro organisms, an overactive Th1 response can lead to various autoimmune or inflammatory diseases including Crohn's disease, psoriasis, RA, multiple sclerosis, and common variable immunodeficiency. The IL-23 cytokine is critical to the generation of a class of T cells known as Th17, which produce other pro-inflammatory proteins such as IL-17, which are critical in driving chronic inflammation. We believe that the clinical trial results observed with anti-IL-12/23 antibody therapies validate the inhibition of IL-12/23 activity as a promising approach for the treatment of inflammatory and autoimmune diseases. We have identified several small molecule IL-12/23 inhibitors that represent a promising opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs.

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

Manufacturing

        Our drug candidates and preclinical compounds are small molecules that can be readily synthesized by processes that we have developed. Utilizing our medicinal chemistry and process development capabilities, we have developed manufacturing processes to produce the active pharmaceutical ingredient (API), for our drug candidates. We also have the internal capability to synthesize small molecule compounds in quantities sufficient for use in our preclinical studies, including proof-of-concept studies in animal models, early pharmacokinetic assays, initial toxicology studies, and formulation development. We currently contract with third parties for the synthesis of all API and drug product (DP) materials used in our clinical trials and rely on third-party manufacturers for the supply of our drug candidates in bulk quantities and for the production of suitable dosage forms.

        The starting materials and reagents required for synthesizing our drug candidates and preclinical compounds are commercially available from multiple sources. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods, and specifications, designed to ensure that our drug candidates are manufactured in accordance with the FDA's current Good Manufacturing Practice regulations (cGMPs), and other applicable domestic and foreign regulations. We have selected manufacturers that we believe comply with cGMP and other applicable regulatory standards. We do not currently expect to manufacture cGMP material internally for our clinical trials nor undertake the commercial scale manufacture of our drug candidates after approval. At an appropriate time, we will discuss with our current suppliers and other third-party manufacturers the long-term supply and manufacture of these and other drug candidates we may develop.

Ganetespib Manufacturing

        We believe that the manufacturing processes for ganetespib API and DP are conventional and fully scalable. We also believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations (CMOs). We currently use a single CMO in the preparation of the ganetespib API but we have a backup CMO that has previously manufactured ganetespib API on our behalf. We currently use a single CMO for manufacturing ganetespib DP that has specific experience in manufacturing oncology products and has flexible scale manufacturing capabilities. We have screened other CMOs for potential back up if needed in the future, and we believe that the manufacturing process for ganetespib DP can be effectively transferred to one of the already screened CMOs. We believe that the agreements we have entered into to date with these CMOs are sufficient for our current requirements.

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

Sales and Marketing

        We currently have no sales, marketing or distribution capabilities, as such, in order to commercialize any of our drug candidates. We do, however, have worldwide commercialization rights for all of our development programs. We intend to develop these capabilities internally as needed and through collaboration with third parties.

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

        As of February 21, 2012, our patent portfolio had a total of 784 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of ganetespib and elesclomol. We own or have exclusively licensed a total of 76 issued U.S. patents and 131 U.S. patent applications, as well as 589 foreign counterparts to these patents and patent applications.

        With respect to our Hsp90 inhibitor program, we have 18 issued U.S. and foreign patents, and 144 pending U.S. and foreign counterpart patent applications. Any U.S. or foreign patent that issues covering ganetespib will expire no earlier than 2025. Our Hsp90 inhibitor patent portfolio covers ganetespib and structurally related analogs, pharmaceutical compositions, and methods for treating cancer. Additionally, we have multiple U.S. and corresponding foreign patent applications directed to other Hsp90 inhibitors.

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

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

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

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which ensures, among other things, that each research subject provides informed consent. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol for any clinical trial and the related consent form before the clinical trial commences at that institution. The IRB also has ongoing monitoring responsibilities with respect to each active trial. Each new clinical protocol and any amendments must be submitted to the FDA as part of the IND and to each IRB. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations including the occurrence of serious adverse events.

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

  •
  Phase 2.  Clinical trials are initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

        Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. In addition, an IRB can suspend or terminate approval of a clinical trial at its institutions if the clinical trial is not being conducted in accordance with the IRB's requirements, in accordance with the clinical protocol, or if the drug has been associated with unexpected serious harm to patients.

        During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points are: prior to submission of an IND, at the end of Phase 1 or Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If a Phase 2 clinical trial is the subject of discussion at an end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA unless public health concerns unrecognized at the time of protocol assessment are evident, and may not be changed except under a few specific circumstances.

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

        The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, results of chemical studies and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept a NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

        Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

        The FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, restrictions on direct-to-consumer advertising or commitments to conduct additional research post-approval. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

  Expedited Review and Approval

        The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

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

        Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for approval by one or more "concerned" member states based on an assessment of an application performed by one member state, known as the "reference" member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

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

Reimbursement

        Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operation and financial condition.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposes requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors have begun to follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors as well.

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA) enacted in March 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, the current legal challenges to the ACA, as well as congressional efforts to repeal the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

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

Employees

        As of December 31, 2011, we had 122 full time employees, including a total of 48 employees who hold M.D. or Ph.D. degrees. Eighty eight of our employees are primarily engaged in research and development activities, and 34 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        Our principal executive offices are located at 45 Hartwell Avenue, Lexington, Massachusetts 02421, and our telephone number is (781) 274-8200. Our website address is www.syntapharma.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our trademarks include Synta Pharmaceuticals, our corporate logo and the GALAXY trial. Other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

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

        Since inception we have incurred significant operating losses and, as of December 31, 2011, we had an accumulated deficit of $398.4 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY trial, and in hematologic cancers, initiate other planned ganetespib trials in 2012 and initiate additional clinical trials of ganetespib if supported by trial results;

  •
  continue preclinical development of an additional Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  complete the ongoing clinical trials of elesclomol in AML and ovarian cancers, and initiate additional clinical trials of elesclomol, if supported by trial results;

  •
  complete preclinical development of STA-9584 and initiate clinical trials, if supported by preclinical data;

  •
  advance our CRACM inhibitor compounds into preclinical development and initiate clinical trials, if supported by preclinical data;

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

  •
  the results of our preclinical studies of any additional Hsp90 inhibitors we may develop, our CRACM inhibitor compounds, our IL-12/23 inhibitors, and STA-9584, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources, including the $33.0 million in net proceeds raised in the January and February 2012 public offering, will be sufficient to fund operations into the first half of 2013. This estimate assumes that certain activities contemplated for 2012 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings or other sources.

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

Our existing loan and security agreements contain affirmative and negative covenants that may restrict our business and financing activities. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

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

        In March 2011, we entered into a $2 million loan and security agreement with Oxford Finance Corporation, or Oxford, which we refer to as the Oxford Term Loan. The Oxford Term Loan is secured by certain laboratory and office equipment, furniture and fixtures acquired through September 30, 2010. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contains restrictive covenants, including the requirement for us to receive the prior written consent of Oxford to enter into acquisitions in which we incur more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined therein.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Our success is largely dependent on the success of ganetespib, elesclomol and our other drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of our drug candidates: ganetespib, elesclomol, STA-9584 and our preclinical-stage CRACM inhibitors. The future success of our drug candidates will depend on several factors, including the following:

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

        Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the drug candidate and the indication.

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

  •
  the results may not confirm the positive results of earlier clinical trials or preclinical studies; and

  •
  the results may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA or other regulatory agencies for marketing approval.

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

        The current formulation and administration procedures for ganetespib may be inconvenient or unacceptable to certain patients due to the method of administration and frequency of dosing. These factors may lead to slower enrollment rates in our clinical trials and, if approved, may limit the commercial potential of ganetespib. In addition, to date, we have only produced ganetespib active pharmaceutical ingredient, or API, and drug product, or DP, on a relatively small scale. Although we believe that the current processes for producing ganetespib API and DP formulation are fully scalable, these products may prove to be unexpectedly challenging to manufacture on a larger, commercial scale, which may add to the cost of manufacture or delay the approval of ganetespib. While we have identified an improved formulation of ganetespib that we believe may broaden its commercial potential and decrease manufacturing risk, this new formulation is being tested in limited clinical trials. While we believe that bioequivalence between the improved and the first generation formulation has been demonstrated, we will continue to monitor the performance of the new formulation in the ongoing clinical studies. If the improved formulation is not commercially acceptable and we are unable to develop a commercially acceptable formulation using our own know-how or technology, we may need to rely on third party proprietary formulation technology. Such third party formulation development may require significant time and expense. We cannot assure you that our efforts to reformulate ganetespib will be successful. If we are unable to reformulate ganetespib, ganetespib may have more limited potential target indications and market size if it is approved.

While we believe that elesclomol's mechanism of action may have applicability to a broad range of solid tumor cancers, most of our clinical trials of elesclomol to date have shown negative or inconclusive results and there can be no assurances that future clinical trials of elesclomol will yield positive results.

        Based on our understanding of the mechanism of action and the preclinical activity we have seen with elesclomol, we believe that elesclomol may have applicability to a broad range of cancers. However, other than our Phase 2b clinical trial in metastatic melanoma, the results of our clinical trials of elesclomol have been negative or inconclusive. We have completed Phase 2 clinical trials of elesclomol in sarcoma and non-small cell lung cancer. The results of the soft tissue sarcoma clinical trial did not definitively establish evidence of clinical activity. In the non-small cell lung cancer clinical trial, no improvement was observed in time-to-progression between combination treatment with elesclomol and a standard first-line combination therapy. In February 2009, we announced that we were suspending the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma. In subsequent analyses, although we identified a population of patients (those who did not have elevated levels of LDH) for which the primary endpoint of progression-free survival, or PFS, was achieved and the safety profile was acceptable, the SYMMETRY trial did not achieve the primary endpoint of the study and therefore will not support approval of elesclomol in metastatic melanoma. We have been analyzing data from these trials to assess the future development of elesclomol in melanoma and other cancer types and the FDA has given us approval to resume clinical development of elesclomol following specific protocols that exclude patients with elevated LDH levels. We have initiated a Phase 2 trial of elesclomol in ovarian cancer and a Phase 1 trial in AML, however, there can be no assurance that elesclomol will prove effective in and be approved for treating these or other forms of cancer.

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

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate, including our clinical drug candidates, ganetespib and elesclomol, and our drug candidates that are still in preclinical studies, including STA-9584, our CRACM inhibitor candidates and our IL-12/23 inhibitor candidates:

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

        We have observed significant toxicities in preclinical animal studies of our clinical drug candidate, ganetespib. In clinical trials to date, we have not observed the serious liver and common ocular toxicities observed with first generation Hsp90 inhibitors. However, if these or other serious toxicities occur at or below a clinical dose of ganetespib required to show efficacy, we may not be able to demonstrate that the drug is safe and effective. Even if we are successful in obtaining regulatory approval for one or more of our drug candidates, as the drug is used in a larger patient population, if the incidence of side effects or toxicities increases or if other unacceptable effects are identified:

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

        We do not have the ability to independently conduct clinical trials and certain nonclinical safety assessment studies, particularly those studies conducted under Good Laboratory Practices, or GLP, for our drug candidates, and we rely on third parties such as contract research organizations, or CROs, medical institutions, and clinical investigators in the case of clinical trials, and CROs in the case of nonclinical safety assessment studies, to perform these functions. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. To date, our CROs and other similar entities with which we are working have performed well; however, if these third parties do not successfully carry out their contractual duties, meet expected timelines, or comply with applicable regulatory requirements, we may be delayed in obtaining regulatory approvals for our drug candidates and may be delayed in our efforts to successfully commercialize our drug candidates for targeted diseases.

We have no manufacturing capacity and depend on third-party manufacturers to produce our clinical trial drug supplies.

        We do not currently operate manufacturing facilities or testing facilities for clinical or commercial production of ganetespib or elesclomol, or any of our preclinical drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on third-party manufacturers to manufacture, test, release, supply, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our existing or future manufacturers could interrupt on-going clinical trials, delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

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

        We use single manufacturers for the supply of elesclomol and ganetespib: in each case, one for the synthesis of API and another for production of DP. The manufacturing processes for ganetespib API and DP are conventional and fully-scalable. We believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations, or CMOs. We currently use a single CMO in the preparation of the ganetespib API but we have a backup CMO that has previously manufactured ganetespib API on our behalf. We currently use a single CMO for manufacturing ganetespib DP that has specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We have screened other CMOs as additional potential back ups, and we believe that the manufacturing process for ganetespib DP can effectively be transferred to one of these CMOs upon successful execution of technology transfer, process qualification, validation of test methods and compliance site inspections. We believe that the agreements we have entered into to date with our current CMOs are sufficient for our current requirements.

        The manufacturing process for elesclomol API is conventional and fully- scalable. We believe that the various steps of this process can be accomplished by many possible third-party CMOs. We currently use a single CMO in the preparation of the elesclomol API but we have a backup CMO that has previously manufactured elesclomol API on our behalf. The elesclomol sodium DP is lyophilized and manufactured under aseptic conditions. We believe that the process for manufacturing the elesclomol sodium DP is routine and can be performed by various different CMOs. We have entered into a contract with a CMO with specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements to produce the elesclomol sodium DP that we have entered into to date would be sufficient for our anticipated requirements.

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

        To date, our drug candidates have been manufactured in relatively small quantities for preclinical testing and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA or other regulatory authorities must review and approve. If they are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

If we do not establish collaborations, we may have to alter our development plans.

        Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We own all rights to our two lead drug candidates, elesclomol and ganetespib, and are fully responsible for the associated development costs. Our strategy continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our drug candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, we cannot provide assurance that our partner will perform its contractual obligations or will not terminate the agreement. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

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

        We have also in-licensed various technologies to complement our ongoing clinical and research programs. These licenses generally extend for the term of the related patent and contain customary royalty, termination, and other provisions. We have a license agreement with Beth Israel Deaconess Medical Center that provides us with the exclusive commercial right to certain patent filings made by Beth Israel in the field of ion channels. We do not believe that this license agreement is currently material to our business. We also have a non-exclusive license to a U.S. patent assigned to Columbia University that could potentially cover a possible aspect of the elesclomol mechanism. This license is not royalty-bearing unless we include specific mechanism language on the label of any approved product, in which case a nominal royalty would be owed.

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

Risks Related to the Commercialization of Our Drug Candidates

If physicians and patients do not accept our future products or if the market for indications for which any drug candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

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

  •
  cost-effectiveness;

  •
  availability of reimbursement from government health programs and other third-party payors;

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

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        In March 2010, the President signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA). The ACA is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, the current legal challenges to the ACA, as well as congressional efforts to repeal the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

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

If we inadvertently violate the guidelines pertaining to promotion and advertising of our clinical candidates or approved products, we may be subject to disciplinary action by the FDA's Office of Prescription Drug Promotion or other regulatory bodies.

        The FDA's Office of Prescription Drug Promotion or OPDP, formerly the Division of Drug Marketing, Advertising, and Communications, is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug's effectiveness and the risks associated with its use. Most warning letters from OPDP cite inadequate disclosure of risk information.

        OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies which violate its drug advertising and promotional guidelines: notice of violation letters, or untitled letters, and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we may inadvertently violate OPDP's guidelines in the future and be subject to an OPDP untitled letter or warning letter, which may have a negative impact on our business.

We may be subject to federal and state laws prohibiting "kickbacks" and false or fraudulent claims, and federal and state physician payment disclosure laws which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

        A federal law commonly known as the federal anti-kickback law, and similar state laws, prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services that are payable by Medicare, Medicaid and other federal health care programs. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to federal health care programs such as Medicare and Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed.

        As part of the federal health care reform law, Congress enacted the Physician Payments Sunshine Act which will require applicable pharmaceutical and medical device manufacturers to monitor and report payments, gifts and other remuneration made to physicians and other health care professional and health care organizations. A number of states have enacted similar laws. Some state statutes, such as the one in Massachusetts, impose an outright ban on gifts to physicians. These laws are often referred to as "gift ban" or "aggregate spend" laws, and they carry substantial fines if they are violated.

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

        In particular, we believe that our products face the following sources of significant competition:

        Ganetespib.    If approved, ganetespib may compete against the currently approved therapies for the treatment of various cancer types and other cancer treatments currently under development. In particular, ganetespib may compete with other agents under development that inhibit Hsp90, including retaspimycin hydrochloride (IPI-504), being developed by Infinity Pharmaceuticals, AUY922 and HSP990, being developed by Novartis/Vernalis, KW-2478, being developed by Kyowa Hakko Kirin, AT13387, being developed by Astex Pharmaceuticals, Debio0932, being developed by Curis/Debiopharma, DS-2248, being developed by Daiichi Sankyo, and PU-H71, being developed by Samus Therapeutics, among others.

        Elesclomol.    If approved, elesclomol may compete with the currently approved therapies for the treatment of cancers, and other cancer treatments currently under development. In particular, elesclomol may compete with other agents including but not limited to: a) agents whose mechanisms may involve the induction of oxidative stress including arsenic trioxide and hydroxyurea, among others; b) other mitochondria targeting agents and approaches for the selective delivery of anticancer agents to tumor cell mitochondria; and c) other modulators of cancer metabolism.

        STA-9584.    If approved, STA-9584 may compete with the currently approved therapies for the treatment of cancers, and other cancer treatments currently under development, including other vascular disrupting agents such as ZYBRESTAT and OXi4503, being developed by OXiGENE; AVE8062 (ombrabulin), being developed by Sanofi, BNC105, being developed by Bionomics, EPC-2407 (crolibulin), being developed by EpiCept, NPI-2358 (plinabulin) being developed by Nereus Pharmaceuticals, and CYT997, being developed by YM BioSciences.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market on February 6, 2007 through December 31, 2011, our stock price has fluctuated from a low of $1.20 to a high of $11.25. Furthermore, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

        Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 39% of our outstanding common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Location	Approximate Square Feet	Use	Lease Expiration Date
45 Hartwell Avenue Lexington, Massachusetts	34,520	Office and Laboratory	November 2016
125 Hartwell Avenue Lexington, Massachusetts	27,060	Office and Laboratory	November 2016
45-47 Wiggins Avenue Bedford, Massachusetts	15,000	Office and Laboratory	October 2016

Item 3.    LEGAL PROCEEDINGS

        We are currently not a party to any material legal proceedings.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on The NASDAQ Global Market under the symbol "SNTA." The following table sets forth the high and low sales prices of our common stock as quoted on The NASDAQ Global Market for the periods indicated.

2010:	High	Low
First Quarter	$6.50	$3.81
Second Quarter	4.79	2.66
Third Quarter	4.13	2.55
Fourth Quarter	6.50	3.23

2011:	High	Low
First Quarter	$6.93	$4.26
Second Quarter	6.27	4.30
Third Quarter	5.23	3.25
Fourth Quarter	5.1499	3.02

Stockholders

        As of February 17, 2012, there were approximately 85 stockholders of record of the 57,624,866 outstanding shares of our common stock.

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

Unregistered Sales of Securities

        None.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from February 6, 2007 (the first trading date following our initial public offering) to December 31, 2011 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on February 6, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON FEB. 06, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2011

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

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2011 and 2010, as well as consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)	$6,731	$4,572	$125,701	$8,513	$743
Cost sharing reimbursements, net	—	9,253	18,544	(5,898)	—
Grant revenue	853	978	—	—	—

Total revenues	7,584	14,803	144,245	2,615	743
Operating expenses:
Research and development	41,464	40,252	51,054	81,581	52,025
General and administrative	11,552	11,449	12,651	14,742	14,934
Restructuring	—	—	1,236	—	—

Total operating expenses	53,016	51,701	64,941	96,323	66,959

Income (loss) from operations	(45,432)	(36,898)	79,304	(93,708)	(66,216)
Other (expense) income, net	(1,948)	(569)	(216)	1,090	2,721

Net income (loss)	(47,380)	(37,467)	79,088	(92,618)	(63,495)
Convertible preferred stock beneficial conversion feature	—	—	—	—	58,585

Net income (loss) attributable to common stockholders	$(47,380)	$(37,467)	$79,088	$(92,618)	$(122,080)

Net income (loss) attributable to common stockholders per share:
Basic	$(1.00)	$(0.93)	$2.33	$(2.75)	$(3.76)
Diluted	$(1.00)	$(0.93)	$2.32	$(2.75)	$(3.76)
Weighted-average common shares outstanding:
Basic	47,198	40,365	33,888	33,736	32,466
Diluted	47,198	40,365	34,119	33,736	32,466

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$39,725	$50,973	$44,155	$73,563	$115,577
Collaboration receivable	—	116	—	16,000	—
Working capital	25,138	34,784	28,105	57,898	96,225
Total assets	42,324	54,067	48,910	97,253	122,649
Capital lease obligations, net of current portion	14	26	799	2,012	2,815
Deferred collaboration revenue, net of current portion(1)	—	2,159	6,731	114,415	74,166
Term loans, net of current portion	12,388	11,667	—	—	—
Common stock	5	4	3	3	3
Additional paid-in capital	413,196	374,528	338,491	333,862	324,946
Accumulated deficit	(398,430)	(351,050)	(313,583)	(392,671)	(300,053)
Total stockholders' equity (deficit)	14,774	23,479	24,911	(58,791)	24,896

(1)
In October 2007, we entered into the GSK Agreement with GSK for elesclomol which was terminated effective September 2009, resulting in accelerated recognition of $114.6 million of previously deferred revenue in the third quarter of 2009. In December 2008, we entered into the Roche Agreement with Roche for our CRACM inhibitor program. Roche provided written notification of termination in November 2011, resulting in accelerated recognition of $2.1 million of previously deferred revenue in the fourth quarter of 2011. See Notes 2 and 8 in the accompanying consolidated financial statements.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials for treating multiple types of cancer and several drug candidates in the preclinical stage of development. Each of our drug candidates was discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We retain full ownership of all of our drug candidates.

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

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of December 31, 2011, we have funded our operations principally with $346.5 million in net proceeds from private and public offerings of our equity, as well as $17 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford.

        In January and February 2012, we raised approximately $33.0 million in net proceeds from the sale of an aggregate of 8,050,000 shares of our common stock in a public offering at a public offering price of $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 following the full exercise of the over-allotment option granted to the underwriters.

        In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, we entered into a collaborative license agreement with Hoffman-La Roche, or Roche, for our CRACM inhibitor program. This collaboration was terminated effective on February 16, 2012. As of December 31, 2011, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of December 31, 2011, these nonrefundable partnership payments together with the net cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $532.7 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of December 31, 2011, we had an accumulated deficit of $398.4 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

        In clinical trials to date, ganetespib has shown encouraging evidence of clinical activity, including prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors. Currently, over 500 patients have been treated with ganetespib across all trials. Ganetespib has been well tolerated to date, with no evidence of the serious liver or common ocular toxicities reported with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care.

Ganetespib Mechanism of Action

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

Ganetespib Preclinical Results

        Results published by our scientists and by our academic collaborators over the past several years have established that ganetespib has potent anticancer activity in a broad range of models of solid and hematologic cancers, both in vitro and in vivo, both as a monotherapy and in combination with a number of widely-used anti-cancer agents. Agents for which we and our academic collaborators have shown synergistic activity in vitro or in vivo in combination with ganetespib include docetaxel, paclitaxel, pemetrexed, gemcitabine, bevacizumab, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine, tamoxifen, fulvestrant, temsirolimus, lapatinib, crizotinib, vemurafenib, selumetinib, and bortezomib.

        In November 2011, we published results of certain physicochemical properties of ganetespib that are supportive of the safety and activity profiles observed in clinical trials with ganetespib. Results presented at the AACR-EORTC-NCI meeting in November 2011 demonstrated that common ocular toxicities seen with some Hsp90 inhibitors, but not observed in clinical trials with 17-AAG or ganetespib, are associated with physicochemical properties that affect drug distribution to the eye. Results published in Molecular Cancer Therapeutics in December 2011 highlighted other physicochemical properties of ganetespib believed to contribute to the improved safety and activity of ganetespib relative to other Hsp90 inhibitors. These include smaller molecular weight, greater potency, greater lipophilicity, ability of ganetespib to enter the ATP binding pocket of Hsp90 in either the open or closed pocket lid conformation, absence of the benzoquinone moiety in ganetespib's molecular structure, and ability of ganetespib to penetrate deep into tumor tissues.

Ganetespib Clinical Trials

        Based on encouraging results reported in 2011 in patients with lung and breast cancer treated with ganetespib, three principal company-sponsored trials with ganetespib are ongoing or initiating:

  •
  a randomized Phase 2b/3 trial in patients with advanced NSCLC, called the GALAXY trial™ (Ganetespib Assessment in Lung cAncer with docetaXel) evaluating ganetespib in combination with docetaxel versus docetaxel alone;

  •
  a trial in NSCLC patients whose tumors have a genetic profile known as the ALK gene rearrangement (ALK+); and

  •
  a trial in HER2+ and triple-negative breast cancer patients.

        Preliminary results from the GALAXY trial are expected in the second quarter of 2012, and additional results from the GALAXY trial together with preliminary results from the ALK+ lung cancer and breast cancer trials are expected in the second half of 2012. In addition to the company-sponsored trials in lung and breast cancers, additional investigator-sponsored, foundation-sponsored, and cooperative-group sponsored trials with ganetespib are expected to initiate in 2012.

  NSCLC

        In June and July 2011, we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with advanced NSCLC at the Annual Meeting of the American Society of Clinical Oncology (ASCO), and the International Association for the Study of Lung Cancer (IASLC) 14th World Conference on Lung Cancer, respectively. Patients in this trial had failed to respond to, or experienced disease progression following treatment with, numerous prior therapies for lung cancer. In this trial, as in other trials, ganetespib had a favorable safety profile without the serious hepatic or common ocular toxicities reported with other Hsp90 inhibitors. Encouraging evidence of clinical activity was observed following treatment with ganetespib as a monotherapy, including durable, objective tumor responses in certain patients, as evaluated by standard Response Evaluation Criteria in Solid Tumors (RECIST). The Disease Control Rate, using the standard definition of Complete Response plus Partial Response plus Stable Disease, was 54%. This rate compares favorably with Disease Control Rates observed in trials for approved and experimental agents in a similar broad, pre-treated, advanced NSCLC patient population.

  ALK+ patients

        Results presented at these meetings showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients for whom genetic testing of their tumors indicated an anaplastic lymphoma kinase (ALK) gene rearrangement, called ALK+ patients, experienced confirmed Partial Responses following treatment with ganetespib (a 50% Objective Response Rate, using the standard definition of Complete Response plus Partial Response). These responses have been durable, with the responding patients remaining on therapy an average of 11 months (range 7 to 15 months). Six of these eight patients experienced tumor shrinkage in target lesions, and seven of these eight patients achieved Disease Control for eight weeks or more (88% Disease Control Rate). These results are encouraging compared to historical results for chemotherapy and other agents in pre-treated patients with advanced NSCLC, for which Objective Response Rates have been in the range of 5-10% and median progression free survival times have been in the range of two to three months.

        While early and in a small patient population, these results are comparable to results with the direct ALK inhibitor crizotinib, which was granted accelerated approval in August 2011 by the FDA for the treatment of ALK+ NSCLC patients. In a Phase 1 trial in 136 ALK+ patients and in a single-arm, non-randomized Phase 2 trial in 119 ALK+ patients , crizotinib demonstrated a 50% and a 61% Objective Response Rate, respectively, by investigator review, and a 42% and 51% Objective Response Rate, respectively, by independent review.

        Hsp90 inhibition has been shown to be effective in preclinical models of ALK+ NSCLC with a mechanism of action that is complementary, rather than competitive, to the mechanism of action of crizotinib and other direct ALK inhibitors. In addition to the clinical activity seen with ganetespib, activity was also seen with a first-generation Hsp90 inhibitor: two out of three ALK+ advanced NSCLC patients achieved objective tumor responses.

        Together, these clinical and preclinical results present strong evidence that Hsp90 inhibition is a promising approach for treating ALK+ advanced NSCLC patients.

        We are now initiating a global clinical trial evaluating monotherapy administration of ganetespib in ALK+ advanced NSCLC patients who have not been previously treated with a direct ALK inhibitor. In addition to our monotherapy trial, a number of cancer centers and cooperative groups have approached us with proposals to support trials evaluating ganetespib in combination with other agents in ALK+ advanced NSCLC patients. We expect at least one such combination trial to start in 2012.

  Patients with KRAS mutations

        An encouraging signal of activity was seen in patients for whom genetic testing of their tumors indicated a KRAS mutation, a NSCLC patient population with limited treatment options. Results presented at ASCO in 2011 showed that 8 of 13 (62%) patients with the KRAS mutation showed shrinkage of target tumor lesions following treatment with single-agent ganetespib. As a result of this observation in our Phase 2 trial, activity in patients with a KRAS mutation was selected to be a co-primary endpoint in the ongoing Phase 2b/3 GALAXY trial.

  GALAXY Trial

        Cancer treatments are often given in combination in order to maximize benefit to patients. A challenge with combination therapy is that the added toxicities from combining two or more potent anti-cancer agents may not be tolerable, particularly if the toxicity profiles from distinct treatments overlap. The favorable safety profile seen to date with ganetespib, and the non-overlapping toxicities with many standard-of-care agents, support a broad combination treatment approach.

        Results to date suggest potential for combining ganetespib and taxanes. These include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity; the consistent synergy effects seen between ganetespib and taxanes in preclinical tumor models; and the encouraging safety profile and signs of activity seen in our Phase 2 NSCLC trial in those patients who received both ganetespib and docetaxel as well as in our Phase 1 combination study of ganetespib and docetaxel. Initial results from our Phase 1 combination study were presented at the Annual Meeting of the European Society of Medical Oncology (ESMO) in September 2011.

        In the second quarter of 2011 we initiated the GALAXY trial, a Phase 2b/3 trial in patients with advanced NSCLC who have received one prior treatment for advanced disease, i.e., a second-line setting. The GALAXY trial compares treatment with docetaxel alone, which is approved for second-line treatment, versus treatment with ganetespib plus docetaxel. This program is designed to be registration-enabling in two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, and to identify the patient populations, by biomarker or other disease characteristics, that may be most responsive to combination treatment. The first stage of this program will be used to build the clinical and operational experience needed to optimize the design and execution of the second stage, Phase 3 portion. The Phase 3 portion of the program is expected to enroll between 400 to 600 patients. Progression-Free Survival in the Intent-to-Treat and in the KRAS mutation patient populations are co-primary endpoints of the first stage of the Phase 2b portion. Interim results are expected to be available in the first half of 2012.

  Breast Cancer

        At the San Antonio Breast Cancer Conference in December 2011, researchers at MSKCC presented results of a Phase 2 trial evaluating ganetespib monotherapy in patients with metastatic breast cancer who had been previously treated with multiple lines of chemotherapy or other anti-cancer agents. Results showed that 15% (2/13) of the HER2+ patients experienced a confirmed partial response and an additional 46% (6/13) achieved stable disease. These results for Hsp90 inhibition in HER2+ disease are consistent with results from an earlier Phase 2 study of 17-AAG, a first-generation Hsp90 inhibitor, in patients who had progressed following treatment with one line of Herceptin. In that trial, 22% (6/27) of patients achieved a partial response and an additional 37% (10/27) achieved stable disease. While in the latter study 17-AAG was given in combination with trastuzumab, in the former study ganetespib was given as a monotherapy.

        Together, these studies present strong evidence that Hsp90 inhibition is a promising approach for treating HER2+ breast cancer.

        Results with ganetespib in patients with triple-negative breast cancer were also reported in December 2011. One of three evaluable TNBC patients in the Phase 2 clinical trial experienced significant tumor shrinkage following three doses of ganetespib. An objective response was also reported in a patient with metastatic TNBC participating in a ganetespib Phase 1 trial. TNBC represents a difficult-to-treat disease, for which no targeted therapies are currently approved. These results are encouraging, and suggest that ganetespib is active in TNBC.

        Memorial Sloan Kettering Cancer Center has announced that it will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, and ganetespib in combination with paclitaxel in TNBC. In addition, we are currently initiating a global clinical trial with ganetespib in these two breast cancer patient populations.

  Additional clinical trials

        In addition to the clinical trials we plan to initiate or continue in 2012, we expect that a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, will initiate in 2012. These include the trials to be sponsored by Memorial Sloan Kettering and other cancer centers described above; trials in combination with radiotherapy; a randomized trial in elderly patients with AML evaluating ganetespib in combination with the chemotherapy drug ara-C; and a trial in multiple myeloma, both as a single agent and in combination with Velcade. The clinical trial in multiple myeloma is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation.

Elesclomol (Mitochondria-Targeting Agent)

        Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis), in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism. In preclinical experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including LDH, which can distinguish between active mitochondria (sufficient oxygen) and inactive mitochondria (insufficient oxygen). Consistent with these findings in three randomized clinical trials, LDH was an important predictor of elesclomol treatment outcome.

        Our current clinical program for elesclomol includes a clinical trial of elesclomol as a monotherapy in AML. In December 2009, we presented results at the American Society for Hematology (ASH) meeting showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients. In February 2011, we announced that the first patient had been treated in a Phase 1 dose escalation study of elesclomol as a single agent in patients with AML. This trial will enroll up to 36 patients with relapsed or refractory AML and total baseline serum LDH level less than 0.8 times ULN. Patients will be treated with elesclomol sodium on a once-weekly schedule at a starting dose of 200 mg/m2, with dose escalation planned based on safety, tolerability and pharmacokinetic considerations. The trial is being conducted at Princess Margaret Hospital in Toronto, Canada and at Memorial Sloan-Kettering Cancer Center in New York.

        We are also evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group (GOG), initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times ULN. The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program.

STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development. In March 2011, we received a $1 million grant from the United States Department of Defense (DoD) for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011.

Inflammatory Disease Programs

        We have two preclinical-stage programs focusing on treatments for inflammatory diseases. Both of our inflammatory disease programs focus on oral, disease-modifying drug candidates that act through novel mechanisms and could potentially target multiple indications.

CRACM Ion Channel Inhibitors

        We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including RA, asthma, chronic obstructive pulmonary disease (COPD), allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. We have several promising CRACM inhibitors in preclinical development. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target different diseases.

  Roche CRACM Inhibitor Alliance

        In December 2008, as amended in February 2010, February 2011 and July 2011, we formed a strategic alliance with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels, which we refer to as the Roche Agreement. The goal of this alliance was to develop a novel category of oral, disease-modifying agents for the treatment of RA and other autoimmune diseases and inflammatory conditions.

        On November 16, 2011, we received notice from Roche of its election to terminate the Roche Agreement, which termination became effective on February 16, 2012. Roche's termination of the agreement falls under the "Termination for Convenience" clause of the agreement. As a result of termination of the Roche Agreement, the research, development and commercialization licenses granted to Roche by us have terminated. Ownership of all rights to all Licensed Compounds (as defined in the agreement) (including the scientific data relating to those compounds) has reverted to us. We have also received an exclusive license to use Roche's patent rights and know-how to research, develop, manufacture, commercialize and import any collaboration compound, including the Licensed Compounds. We are obligated to pay a low single digit royalty on a country-by-country and Licensed Product-by-Licensed Product (as defined in the agreement) basis upon commercialization of any Licensed Product.

IL-12/23 Inhibitors

        We have identified several small molecule IL-12/23 inhibitors that represent a promising opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs.

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues to date have been generated primarily through our former collaboration agreements with GSK and Roche. The terms of these agreements included payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

        We do not know if we will be successful in developing our drug candidates. We believe that accurately projecting total program-specific expenses through commercialization is not possible at this time. The timing and amount of these expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, and any expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on the stage of development of our drug candidates. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:

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

        In 2012, we anticipate that the overall costs under our ganetespib program will increase as we further advance clinical development of ganetespib, including the GALAXY trial and other clinical trials that we plan to initiate in 2012, as well as the conduct of non-clinical supporting activities. However, this anticipated increase will be offset in part due to the anticipated lower investment in CRACM research following the conclusion of the Roche Agreement in its entirety on February 16, 2012, and the anticipated completion in the first quarter of 2012 of the work under the grant by the DoD for the development of STA-9584 in advanced prostate cancer.

        Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

        General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors' and officers' liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2012, we anticipate that our general and administrative expenses will remain at levels similar to 2011.

Restructuring

        On March 12, 2009, we committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to align our workforce to our revised operating plans following the suspension of our SYMMETRY clinical trial of elesclomol. In the first quarter of 2009, we recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. The approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services was fully paid in 2009. To conserve additional capital resources, we did not renew one of our office building leases that expired in August 2009 and consolidated our operations within our three other facilities. We did not incur an impairment charge in connection with the facility consolidation.

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

        We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, we consider whether we intend to sell the debt security and, if we do not intend to sell the debt security, we consider available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of our amortized cost basis. During the years ended December 31, 2011, 2010 and 2009, we determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2011, 2010 and 2009, we recorded no realized gains or losses on marketable securities.

Revenue Recognition

  Collaboration and License Agreements

        Our principal source of revenue to date has been generated from former collaborative research and development agreements with Roche and GSK, which included upfront license payments, development milestones, reimbursement of research and development costs, and potential profit sharing payments, commercialization and sales-based milestones and royalties. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

        In October 2009, the Financial Accounting Standards Board issued a new accounting standard, ASU No. 2009-13 Multiple-deliverable Revenue Arrangements, which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. We adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

        Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For us, this determination is generally based on whether the deliverable has "stand-alone value" to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) management's best estimate of the selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

        For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, we continued to apply our prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where we had continuing involvement was recognized ratably over the estimated period of ongoing involvement because there was no objective and reliable evidence of fair value for certain of the undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was eliminated in the newly issued accounting standard. In general, the consideration with respect to the other deliverables was recognized when the goods or services were delivered.

        Our deliverables under our former collaboration agreements with Roche and GSK, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 8 to our consolidated financial statements. Certain of the deliverables were combined as a single unit of accounting.

        The cash flows associated with the single unit of accounting from the research and development portions of our collaborations are recognized as revenue using a time-based model. Under this model, cash flow streams are recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are non-refundable and that our collaborators are contractually obligated to pay to us.

        Effective, January 1, 2011, we adopted new accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. From the effective date of the adoption of this standard, we did not achieve any developmental, commercial or sales-based milestones pursuant to our research and collaboration agreement with Roche. Upon the effectiveness of the termination of the collaboration agreement with Roche on February 16, 2012, as more fully described in Note 8 to our consolidated financial statements, we have no ongoing research and collaboration agreements under which milestones may be achieved.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. In the years ended December 31, 2011, 2010 and 2009, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net income (loss) for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

        We recognize stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. We use the Black-Scholes option pricing model as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we have a limited history of stock activity, expected volatility for the period from April 1, 2009 through December 31, 2011 was based upon the weighted average historical volatility data of our common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to us that also have stock compensation plans with similar terms. We use our historical volatility combined with other similar public entity volatility information. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we have applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. We use the simplified method for determining the expected lives of options.

        For awards with graded vesting, we allocate compensation costs on a straight-line basis over the requisite service period. We amortize the fair value of each option over each option's service period, which is generally the vesting period.

        Our net income (loss) included compensation costs in the amount of $3.4 million, $4.0 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2011, the total amount of unrecognized stock-based compensation expense was $5.5 million, which will be recognized over a weighted average period of 2.4 years.

Consolidated Results of Operations

Years Ended December 31, 2011, 2010 and 2009

  Revenue

	Years Ended December 31,			2011 / 2010 Comparison		2010 / 2009 Comparison
	2011	2010	2009	$	%	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$6.7	$4.6	$4.6	$2.1	46%	$—	—%
License and milestone revenue—GSK	—	—	121.1	—	—%	(121.1)	(100)%

	6.7	4.6	125.7	2.1	46%	(121.1)	(96)%
Cost sharing reimbursements, net—Roche	—	9.2	11.9	(9.2)	(100)%	(2.7)	(23)%
Cost sharing reimbursements, net—GSK	—	—	6.6	—	—%	(6.6)	(100)%

	—	9.2	18.5	(9.2)	(100)%	(9.3)	(50)%

Total collaboration revenue	6.7	13.8	144.2	(7.1)	(51)%	(130.4)	(90)%
Grant revenue	0.9	1.0	—	(0.1)	(10)%	1.0	—%

Total revenues	$7.6	$14.8	$144.2	$(7.2)	(49)%	$(129.4)	(90)%

  Roche

        Overview.    In December 2008, as amended in February 2010, February 2011 and July 2011, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels and received a $16 million nonrefundable upfront payment from Roche in January 2009. Reimbursements of research and development costs to us by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. The initial two-year research term concluded on December 31, 2010.

On November 16, 2011, the Company received written notice of Roche's election to terminate the Roche Agreement, which termination became effective on February 16, 2012. (See Notes 2 and 8 in the accompanying consolidated financial statements.)

        In 2011 as compared to 2010, license and milestone revenue under the Roche Agreement increased by $2.1 million. In the fourth quarter of 2011, upon notification of Roche's election to terminate the Roche Agreement, we accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because we had no remaining significant performance obligations. In 2011 as compared to 2010, cost sharing reimbursements from Roche decreased by $9.2 million as the initial two-year research term under the Roche Agreement concluded on December 31, 2010.

        In 2010 as compared to 2009, cost sharing reimbursements from Roche decreased by $2.7 million due to the realignment of our resources to focus on advancing the research program, thereby shifting preclinical and clinical development to Roche, as well as a corresponding lower level of research and development funding by Roche.

  GSK

        Overview:    In October 2007, as amended in June 2008, we entered into a collaborative development, commercialization and license agreement with GSK for elesclomol, received an $80 million nonrefundable upfront payment from GSK and achieved a total of $50 million in nonrefundable operational milestones. In 2008, we began recognizing, as a reduction to revenue, net cost sharing reimbursements due to GSK for costs they incurred under the development program. In 2009, following the suspension of our global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, GSK terminated the GSK Agreement effective September 10, 2009. (See Notes 2 and 8 in the accompanying consolidated financial statements.)

        In 2010 as compared to 2009, no revenue related to GSK was recognized due to the termination of the GSK Agreement in September 2009. In the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we recognized approximately $114.6 million of remaining deferred revenue from upfront payments and milestones, all of which were recorded as license and milestone revenue as we had no further obligation for deliverables under the GSK Agreement. Also, in 2009, cost sharing reimbursements related to the GSK Agreement increased by $12.5 million. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, we reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

  Grant revenue

        In 2011 as compared to 2010, grant revenue decreased by $0.1 million. In March 2011, we received a grant from the DoD in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We initiated work on this study upon the commencement of the grant period in April 2011. Reimbursements are based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). In 2011, we recognized $853,000 of grant revenue under this grant. The remaining work under this grant is anticipated to be completed in the first quarter of 2012.

        In 2010, we recognized grant revenue of $1.0 million as compared to no grant revenue recognition in 2009. In November 2010, we were informed that all four Therapeutic Discovery Tax Credit applications we submitted under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, had been approved and that we had been awarded approximately $1.0 million in grants. These funds were received in December 2010.

  Research and Development Expense

	Years Ended December 31,			2011 / 2010 Comparison		2010 / 2009 Comparison
	2011	2010	2009	$	%	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$30.1	$26.0	$14.7	$4.1	16%	$11.3	77%
Elesclomol	3.8	2.9	19.7	0.9	31%	(16.8)	(85)%
Apilimod	—	—	0.5	—	—%	(0.5)	(100)%

Total clinical-stage drug candidates	33.9	28.9	34.9	5.0	17%	(6.0)	(17)%
CRACM	6.4	7.6	10.6	(1.2)	(16)%	(3.0)	(28)%
STA-9584	0.9	—	—	0.9	—%	—	—%
Other early stage programs	0.3	3.8	5.6	(3.5)	(92)%	(1.8)	(32)%

Total research and development	$41.5	$40.3	$51.1	$1.2	3%	$(10.8)	(21)%

  Ganetespib

        In 2011 as compared to 2010, costs incurred under our ganetespib program increased by $4.1 million, including increases of $1.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $2.7 million for external costs. Costs incurred in connection with the GALAXY trial that was initiated in the second quarter of 2011, and the conduct of investigator-sponsored studies and supporting non-clinical activities were offset, in part, by lower costs in several company-sponsored clinical trials that were completed in 2011. We anticipate that the overall costs under our ganetespib program will increase in 2012 as we further advance clinical development, including the GALAXY trial and other clinical trials that we plan to initiate in 2012, as well as the conduct of non-clinical supporting activities.

        In 2010 as compared to 2009, costs incurred under our ganetespib program increased by $11.3 million, principally including increases of $6.6 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $4.7 million for external costs. These increases were principally due to the advancement of clinical development, including fifteen ongoing clinical trials as of December 31, 2010, the manufacture of supporting drug supply, and the evaluation of additional cancer types and planning activities in connection with future clinical trials. In 2010, we initiated nine clinical trials, including a Phase 1 company-sponsored clinical trial of ganetespib in combination with docetaxel in solid tumors and eight investigator-sponsored clinical trials, which include a Phase 1/2 trial in hepatic cancer and seven Phase 2 trials in colon, gastric, ocular melanoma, pancreatic, prostate, breast and small-cell lung cancers. In 2009, we initiated four company-sponsored clinical trials, including two Phase 1/2 clinical trials in hematologic cancers and two Phase 2 clinical trials in NSCLC and GIST.

  Elesclomol

        In 2011 as compared to 2010, costs incurred under our elesclomol program increased by $0.9 million, including increases of $0.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs. These increases were principally related to the commencement of patient enrollment in two clinical trials that were initiated in the fourth quarter of 2010, including a Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and a Phase 1 clinical trial of elesclomol as a single agent in AML, as well as supporting clinical drug supply. In 2012, we anticipate that the overall costs under our elesclomol program will remain at levels similar to 2011.

        In 2010 as compared to 2009, costs incurred under our elesclomol program decreased by $16.8 million, principally including decreases of $7.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $9.3 million for external costs. These decreases were principally due to non-recurring costs incurred in 2009 resulting from the suspension of our previous elesclomol program and subsequent restructuring in the first quarter of 2009, offset in part by efforts in support of the restart of clinical development. In the fourth quarter of 2010, we initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and a Phase 1 clinical trial of elesclomol as a single agent in AML.

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

  CRACM

        In 2011 as compared to 2010, costs incurred under our CRACM program decreased by $1.2 million, including decreases of $1.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. These decreases are the result of a lower investment in CRACM research following the conclusion on December 31, 2010 of the two-year research term under the Roche Agreement. In 2012, we anticipate that costs under the CRACM program will decrease as the result of a lower investment in CRACM research following the conclusion of the Roche Agreement in its entirety on February 16, 2012.

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

  STA-9584

        In 2011 as compared to 2010, costs incurred under our STA-9584 program increased by $0.9 million, including increases of $0.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.6 million for external costs. In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011. In 2012, we anticipate that costs under the STA-9584 program will decrease following the anticipated completion of work under this grant in the first quarter of 2012.

  Early-stage programs

        In 2011 as compared to 2010, costs incurred under our other early-stage programs decreased by $3.5 million principally due to decreases of $3.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs.

        In 2010 as compared to 2009, costs incurred under our other early-stage programs decreased by $1.8 million principally due to decreases of $1.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.6 million for external costs.

  General and Administrative Expense

	Years Ended December 31,			2011 / 2010 Comparison		2010 / 2009 Comparison
	2011	2010	2009	$	%	$	%
	(dollars in millions)
General and administrative	$11.5	$11.4	$12.6	$0.1	1%	$(1.2)	(10)%

        In 2011 as compared to 2010, the $0.1 million increase in general and administrative expense principally resulted from a decrease of $0.2 million for personnel-related costs, related overhead and stock compensation, offset by a $0.3 million increase in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, directors' and officers' liability insurance premiums, investor and medical-community relations, commercial development and corporate taxes. In 2012, we anticipate that our general and administrative expenses will remain at levels similar to 2011.

        In 2010 as compared to 2009, the $1.2 million decrease in general and administrative expense principally resulted from decreases of $0.6 million for personnel-related costs and related overhead in connection with decreased headcount and stock compensation and $0.6 million in external professional fees, including intellectual property and general legal fees, public-company reporting and compliance costs, directors' and officers' liability insurance premiums, investor and medical- community relations, commercial development and corporate taxes.

  Interest Expense, net

	Years Ended December 31,			2011 / 2010 Comparison		2010 / 2009 Comparison
	2011	2010	2009	$	%	$	%
	(dollars in millions)
Interest expense, net	$(1.9)	$(0.6)	$(0.2)	$(1.3)	(217)%	$(0.4)	(200)%

        In 2011 as compared to 2010, interest expense increased by $1.3 million principally due to interest expense in connection with the GECC Term Loan executed in September 2010 and the Oxford Term Loan executed in March 2011, offset, in part, by lower average principal balances of capital equipment leases. In 2012, we anticipate that interest expense will remain at levels similar to 2011.

        In 2010 as compared to 2009, interest and investment income decreased by $0.1 million principally due to declining interest rates. Interest expense increased by $0.3 million principally due to interest expense in connection with the GECC Term Loan that was executed in September 2010, offset by lower average principal balances of capital equipment leases.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)
Cash, cash equivalents and marketable securities	$39.7	$51.0	$44.2
Working capital	25.1	34.8	28.1
Cash flows (used in) provided by:
Operating activities	(47.3)	(38.2)	(26.8)
Investing activities	9.3	(19.8)	21.0
Financing activities	36.7	45.2	(2.1)
Capital expenditures (included in investing activities)	(0.7)	(0.1)	(0.5)

        Our operating activities used cash of $47.3 million, $38.2 million and $26.8 million in 2011, 2010 and 2009, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        In 2011, our investing activities provided cash of $9.3 million, including maturities of marketable securities in our investment portfolio in the amount of $60.7 million, offset by the purchases of marketable securities in the amount of $50.7 million and purchases of property and equipment in the amount of $0.7 million. In 2010, our investing activities used cash of $19.8 million, including purchases of marketable securities in the amount of $36.9 million and purchases of property and equipment in the amount of $0.1 million, offset by $17.2 million in maturities of marketable securities in our investment portfolio. In 2009, our investing activities provided cash of $21.0 million, including maturities of marketable securities in our investment portfolio in the amount of $60.8 million, offset by the purchases of marketable securities in the amount of $39.3 million and purchases of property and equipment in the amount of $0.5 million.

        Our financing activities provided cash of $36.7 million and $45.2 million in 2011 and 2010, respectively, and used cash of $2.1 million in 2009. In 2011, we raised approximately $37.3 million in net cash proceeds, including $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011, $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 and $0.5 million from the exercise of common stock options. In 2010, we raised approximately $47.0 million in net cash proceeds, including $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock in an underwritten public offering in January 2010, $15.0 million in gross proceeds from the GECC Term Loan that was executed in September 2010, and $5.0 million in net proceeds from the direct sale of 1,440,923 shares of our common stock in November 2010 to a director, who is our largest stockholder, as well as $0.3 million from the exercise of common stock options. We repaid $0.2 million, $1.8 million and $2.2 million in capital equipment leases in 2011, 2010 and 2009, respectively. We also repaid $0.4 million in principal payments in 2011 in connection with the Oxford Term Loan.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2011 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2011)	Total	2012	2013 through 2014	2015 through 2016	More than 5 years
Operating and capital lease obligations(1)	$10.5	$2.1	$4.3	$4.1	$—
GECC and Oxford Term Loans(1)	19.8	5.8	14.0	—	—
Research and development contracts(2)	10.9	10.4	0.5	—	—

Total	$41.2	$18.3	$18.8	$4.1	$—

(1)
Includes scheduled interest payments and an exit fee of $525,000 due at the time of the final payment of the outstanding principal under the GECC Term Loan.

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

  Amounts not included in the table of Contractual Obligations and Commitments

        In July 2011, we entered into a co-development agreement with one of our clinical research organizations, or CRO, for the conduct of certain company-sponsored clinical trials. Under the co-development agreement, this CRO will perform clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, up to a specified maximum payment, which is defined as a multiple of the fee reduction realized.

        In accordance with the termination provisions of the Roche Agreement, all rights to the CRACM licensed compounds under the agreement were returned to us. We may continue to develop CRACM alone or with another partner and may pay Roche a low single-digit royalty on any potential future sales of the licensed products.

        In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to us. We may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol.

        Under various license and other agreements, we may be obligated to pay up to an aggregate of $5.5 million if specified development and commercialization milestones are met, as follows (in millions).

Milestone	Amount
Development-based milestones related to the conduct of clinical trials	$0.7
Development-based milestones related to regulatory submission and approval	2.8
Commercialization-based milestones	2.0

Total	$5.5

Public Offering

        In January and February 2012, we raised approximately $35.4 million in gross proceeds from the sale of an aggregate of 8,050,000 shares of our common stock in a public offering at a public offering price of $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 following the full exercise of the over-allotment option granted to the underwriters. One of our directors, who is our largest stockholder, purchased 1,136,363 shares in this offering. The net offering proceeds after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by us were approximately $33.0 million.

Issuer-Directed Registered Direct Offering

        In April 2011, we raised approximately $35.2 million in gross proceeds from the sale of an aggregate of 7,191,731 shares of our common stock at a purchase price of $4.89 per share, which was the closing price of our common stock on the date of sale, in an issuer-directed registered direct offering. The shares were sold directly to investors without a placement agent, underwriter, broker or dealer, and no warrants were issued as part of this transaction. 1,581,493 shares were sold to certain of our directors and entities affiliated with these directors, and the remainder of the shares were sold to institutional investors. The proceeds to us were approximately $34.8 million after deducting offering expenses payable by us.

Term Loans

  General Electric Capital Corporation (GECC)

        In September 2010, as amended in November 2010, March 2011, July 2011 and January 2012, we entered into a $15 million loan and security agreement with GECC and one other lender, all of which was funded at the closing in September 2010, which we refer to herein as the GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We will make interest-only payments through June 2012, followed by 25 equal monthly payments of principal plus accrued interest on the outstanding balance, and an exit fee of $525,000 upon the conclusion of the GECC Term Loan. (See Note 11 of the accompanying consolidated financial statements.)

  Oxford Finance Corporation (Oxford)

        In March 2011, we entered into a $2 million loan and security agreement with Oxford, all of which was funded at the closing, which we refer to herein as the Oxford Term Loan. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. (See Note 11.)

Equity Line of Credit with Azimuth

        In October 2010, as amended in August 2011, we entered into a common stock purchase agreement, or the Purchase Agreement, with Azimuth Opportunity Ltd., or Azimuth, pursuant to which we obtained an equity line of credit facility, which we refer to as the Facility, under which we may sell, in our sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of our common stock, whichever is fewer, over the term of the agreement which expires on May 1, 2012. Upon each sale of common stock to Azimuth, we will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by us from such sale. To date, no shares have been sold to Azimuth under the Facility.

Liquidity

Funding Requirements

        We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY trial and other trials that we plan to initiate in 2012, and hematologic cancers and initiate additional clinical trials of ganetespib if supported by trial results;

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

  •
  advance our CRACM inhibitor into preclinical development and initiate clinical trials, if supported by preclinical data;

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

  •
  the results of our preclinical studies of any additional Hsp90 inhibitors we may develop, our CRACM inhibitor and STA-9584, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

        As of December 31, 2011, we had $39.7 million in cash, cash equivalents and marketable securities, a decrease of $11.3 million from $51.0 million as of December 31, 2010. This decrease principally reflects our cash used in operations as discussed under "Cash Flows" above, partially offset by the $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011 and $2 million in gross proceeds from the Oxford Term Loan that was executed in March 2011.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources, including the $33.0 million in net proceeds raised in the January and February 2012 public offering, will be sufficient to fund operations into the first half of 2013. This estimate assumes that certain activities contemplated for 2012 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings or other sources.

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

        If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to $114.6 million in securities available for issuance, including up to $35 million in shares of common stock that we may offer and sell under the ELOC with Azimuth until its expiration on May 1, 2012.

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

Tax Loss Carryforwards

        For tax years through 2011, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced a change in ownership, as defined by Section 382, in connection with the acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO or any other equity offerings to date. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2011 we have net operating loss carryforwards for U.S. federal tax purposes of approximately $339.0 million, after taking into consideration net operating losses expected to expire unused as a result of this limitation, and the remainder will expire in varying amounts through 2031 unless utilized. In addition, as of December 31, 2011, we have state net operating loss carryforwards of approximately $155.2 million, which will expire through 2031 unless utilized. The utilization of these net operating loss carryforwards may be further limited as we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2011, we had cash, cash equivalents and marketable securities of $39.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade commercial paper and government-agency securities. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceuticals Corp.'s. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synta Pharmaceuticals Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion Synta Pharmaceuticals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011 of Synta Pharmaceuticals Corp. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2012

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

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Officer and Director Compensation," "Management and Corporate Governance—Committees of the Board of Directors and Meetings" and "Compensation Committee Report" in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management and Corporate Governance—The Board of Directors" and "Management and Corporate Governance—Director Independence" in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the proposal captioned "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant.		S-1/A (Exhibit 3.2)	1/23/07	333-138894
3.2	Restated Bylaws of the Registrant.		S-1/A (Exhibit 3.4)	1/23/07	333-138894
4.1	Form of Common Stock Certificate.		S-1/A (Exhibit 4.1)	2/5/07	333-138894
4.2.1	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.1)	12/1/06	333-138894
4.2.2	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.2)	12/1/06	333-138894
4.2.3	Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.3)	2/5/07	333-138894
4.2.4	Third Amendment, dated November 30, 2011, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		8-K (Exhibit 10.1)	12/1/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Lease Agreements
10.1
	Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006.		S-1/A (Exhibit 10.5)	12/1/06	333-138894
10.1.1
	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		10-Q (Exhibit 10.1)	8/7/08	001-33277
10.1.2
	Third Amendment, dated April 19, 2011, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		8-K (Exhibit 10.1)	4/22/11	001-33277
10.2	Lease Agreement, dated as of June 9, 2011, by and between the Registrant and 125 Hartwell Trust.		10-Q (Exhibit 10.3)	8/4/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.3	Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord's Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005.		S-1/A (Exhibit 10.8)	12/1/06	333-138894
10.4	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		S-1/A (Exhibit 10.27)	1/4/07	333-138894
10.4.1	First Amendment, dated as of June 23, 2011, to Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		10-Q (Exhibit 10.4)	8/4/11	001-33277
Credit Facilities and Loan Agreements
10.5	Common Stock Purchase Agreement, dated October 4, 2010, by and between the Registrant and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	10/5/10	001-33277
10.5.1	Amendment No. 1, dated August 19, 2011, to Common Stock Purchase Agreement, dated October 4, 2010, by and between Synta Pharmaceuticals Corp. and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	8/19/11	001-33277
10.6	Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	10/5/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.1	First Amendment, dated as of November 9, 2010, to Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.11)	3/11/11	001-33277
10.6.2
	Second Amendment, dated as of March 3, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	5/5/11	001-33277
10.6.3
	Third Amendment, dated as of July 1, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.5)	8/4/11	001-33277
10.6.4
	Fourth Amendment, dated as of January 23, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.	X
10.7	Promissory Note issued by the Registrant to General Electric Capital Corporation.		8-K (Exhibit 10.1.2)	10/5/10	001-33277
10.8	Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	10/5/10	001-33277
10.9	Guaranty, dated as of September 30, 2010, by and among Synta Securities Corp. and General Electric Capital Corporation.		8-K (Exhibit 10.1.4)	10/5/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.10	Pledge Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., and General Electric Capital Corporation.		8-K (Exhibit 10.1.5)	10/5/10	001-33277
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.11	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277
†10.11.1	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277
†10.12	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-K/A (Exhibit 10.27)	11/10/09	001-33277
†10.12.1	Amendment, dated February 5, 2010, to Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	5/4/10	001-33277
†10.12.2
	Second Amendment, executed February 3, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	5/5/11	001-33277
†10.12.3
	Third Amendment, executed July 15, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between Synta Pharmaceuticals Corp. and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffmann-La Roche Inc.		8-K (Exhibit 10.1)	7/21/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Equity Compensation Plans
*10.13	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894
*10.14	Amended and Restated 2006 Stock Plan.		8-K (Exhibit 10.1)	6/21/10	001-33277
*10.15	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894
*10.16	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894
*10.17	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894
*10.18	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894
*10.19	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894
Agreements with Executive Officers and Directors
*10.20	Amended and Restated Director Compensation Policy, effective June 10, 2009.		10-Q (Exhibit 10.2)	8/4/09	001-33277
*10.21	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277
*10.22	Letter Agreement, dated April 18, 2005, by and between the Registrant and Safi R. Bahcall, Ph.D.		S-1/A (Exhibit 10.13)	12/1/06	333-138894
*10.23	Letter Agreement, dated October 12, 2002, by and between the Registrant and Dr. Keizo Koya.		S-1/A (Exhibit 10.14)	12/1/06	333-138894
*10.24	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich.		S-1/A (Exhibit 10.17)	12/1/06	333-138894
*10.25	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894
*10.26	Letter Agreement, dated December 9, 2008, by and between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.29)	3/11/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.27	Letter Agreement, dated November 19, 2010, by and between the Registrant and Amar Singh.		10-K (Exhibit 10.36)	3/11/11	001-33277
*10.28	Form of Severance and Change in Control Agreement between the Registrant and each of Keizo Koya, Amar Singh and Vojo Vukovic.		10-K (Exhibit 10.30)	3/11/10	001-33277
*10.29	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.		10-K (Exhibit 10.31)	3/11/10	001-33277
*10.30	Retention Award from the Registrant to Keith S. Ehrlich, dated April 14, 2009.		10-Q (Exhibit 10.3)	8/4/09	001-33277
*10.31	Agreement and Release, dated January 14, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.22)	12/1/06	333-138894
*10.32	Consulting Agreement, dated April 18, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.23)	12/1/06	333-138894
*10.32.1	Amendment to Consulting Agreement, dated March 23, 2007, by and between the Registrant and Lan Bo Chen, Ph.D.		10-K (Exhibit 10.19.1)	3/20/08	001-33277
10.33	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894
10.34	Subscription Agreement, dated November 10, 2010, by and between the Registrant and Bruce Kovner.		8-K (Exhibit 10.1)	11/12/10	001-33277
10.35	Form of Common Stock Purchase Agreement, dated April 14, 2011, by and among the Registrant and each of the Investors participating in the Registrant's Registered Direct Common Stock Offering.		8-K (Exhibit 10.1)	4/15/11	001-33277
21.1	List of Subsidiaries.		10-K (Exhibit 21.1)	3/28/07	001-33277
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101**
	The following materials from Synta Pharmaceuticals Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	X

*
Management contract, compensatory plan or arrangement.

†
Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**
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

SYNTA PHARMACEUTICALS CORP.
Date: February 22, 2012	By:	/s/ SAFI R. BAHCALL Safi R. Bahcall, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ SAFI R. BAHCALL Safi R. Bahcall, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2012
/s/ KEITH S. EHRLICH Keith S. Ehrlich	Vice President, Finance and Administration, Chief Financial Officer (principal accounting and financial officer)	February 22, 2012
/s/ KEITH R. GOLLUST Keith R. Gollust	Chairman of the Board	February 22, 2012
/s/ LAN BO CHEN Lan Bo Chen, Ph.D	Director	February 22, 2012
/s/ BRUCE KOVNER Bruce Kovner	Director	February 22, 2012
/s/ DONALD W. KUFE Donald W. Kufe, M.D.	Director	February 22, 2012
/s/ WILLIAM S. REARDON William S. Reardon, C.P.A.	Director	February 22, 2012
/s/ ROBERT N. WILSON Robert N. Wilson	Director	February 22, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2011, 2010, and 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheets of Synta Pharmaceuticals Corp. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2012

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$30,075	$31,310
Marketable securities	9,650	19,663
Collaboration receivable	—	116
Prepaid expenses and other current assets	561	431

Total current assets	40,286	51,520
Property and equipment, net	1,407	2,181
Other assets	631	366

Total assets	$42,324	$54,067

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,467	$1,925
Accrued contract research costs	2,841	2,511
Other accrued liabilities	4,594	4,194
Capital lease obligations	12	201
Deferred collaboration revenue	—	4,572
Current portion of term loans	4,234	3,333

Total current liabilities	15,148	16,736

Long-term liabilities:
Capital lease obligations	14	26
Deferred collaboration revenue, net of current portion	—	2,159
Term loans, net of current portion	12,388	11,667

Total long-term liabilities	12,402	13,852

Total liabilities	27,550	30,588

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at December 31, 2011 and 2010; 49,539,808 and 42,090,205 shares issued and outstanding at December 31, 2011 and 2010, respectively	5	4
Additional paid-in-capital	413,196	374,528
Accumulated other comprehensive income (loss)	3	(3)
Accumulated deficit	(398,430)	(351,050)

Total stockholders' equity	14,774	23,479

Total liabilities and stockholders' equity	$42,324	$54,067

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Collaboration revenues:
License and milestone revenue	$6,731	$4,572	$125,701
Cost sharing reimbursements, net	—	9,253	18,544

Total collaboration revenues	6,731	13,825	144,245
Grant revenue	853	978	—

Total revenues	7,584	14,803	144,245

Operating expenses:
Research and development	41,464	40,252	51,054
General and administrative	11,552	11,449	12,651
Restructuring	—	—	1,236

Total operating expenses	53,016	51,701	64,941

Income (loss) from operations	(45,432)	(36,898)	79,304
Interest expense, net	(1,948)	(569)	(216)

Net income (loss)	$(47,380)	$(37,467)	$79,088

Net income (loss) per common share:
Basic	$(1.00)	$(0.93)	$2.33
Diluted	$(1.00)	$(0.93)	$2.32
Weighted-average common shares outstanding:
Basic	47,197,572	40,365,215	33,887,766
Diluted	47,197,572	40,365,215	34,118,846

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

(in thousands, except share amounts)

	Common stock			Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
			Additional paid-in Capital		Accumulated deficit		Comprehensive income (loss)
	Shares	Amount
Balance at December 31, 2008	33,919,584	$3	$333,862	$15	$(392,671)	$(58,791)	$(92,603)

Issuance of restricted common shares	46,216	—	—	—	—	—
Exercise of stock options	25,000	—	50	—	—	50
Forfeitures of restricted common shares	(12,500)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	4,579	—	—	4,579
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)	(15)
Net income	—	—	—	—	79,088	79,088	79,088

Balance at December 31, 2009	33,978,300	$3	$338,491	$—	$(313,583)	$24,911	$79,073

Issuance of common shares in equity offering, excluding to related parties, net	5,616,667	1	23,213	—	—	23,214
Issuance of common shares to related parties	2,213,145	—	8,460	—	—	8,460
Issuance of restricted common shares	180,719	—	—	—	—	—
Exercise of stock options	132,745	—	316	—	—	316
Forfeitures of restricted common shares	(31,371)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	4,048	—	—	4,048
Unrealized loss on marketable securities	—	—	—	(3)	—	(3)	(3)
Net loss	—	—	—	—	(37,467)	(37,467)	(37,467)

Balance at December 31, 2010	42,090,205	$4	$374,528	$(3)	$(351,050)	$23,479	$(37,470)

Issuance of common shares in equity offering, excluding to related parties, net	5,610,238	1	27,101	—	—	27,102
Issuance of common shares to related parties	1,581,493	—	7,734	—	—	7,734
Issuance of restricted common shares	70,585	—	—	—	—	—
Exercise of stock options	193,818	—	479	—	—	479
Forfeitures of restricted common shares	(6,531)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	3,354	—	—	3,354
Unrealized gain on marketable securities	—	—	—	6	—	6	6
Net loss	—	—	—	—	(47,380)	(47,380)	(47,380)

Balance at December 31, 2011	49,539,808	$5	$413,196	$3	$(398,430)	$14,774	$(47,374)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(47,380)	$(37,467)	$79,088
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,354	4,048	4,579
Depreciation and amortization	1,464	1,933	2,463
Changes in operating assets and liabilities:
Collaboration receivable	116	(116)	16,000
Restricted cash	—	—	151
Prepaid expenses and other current assets	(130)	(12)	1,088
Other assets	(265)	(8)	(255)
Accounts payable	1,542	(2,032)	626
Accrued contract research costs	330	412	(10,294)
Other accrued liabilities	400	(310)	1,663
Deferred collaboration revenue	(6,731)	(4,647)	(115,625)
Collaboration payable	—	—	(6,294)

Net cash used in operating activities	(47,300)	(38,199)	(26,810)

Cash flows from investing activities:
Purchases of marketable securities	(50,726)	(36,916)	(39,303)
Maturities of marketable securities	60,745	17,250	60,806
Purchases of property and equipment	(690)	(136)	(454)

Net cash provided by (used in) investing activities	9,329	(19,802)	21,049

Cash flows from financing activities:
Proceeds from issuances of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	27,581	23,530	50
Proceeds from the sale of common stock to related parties	7,734	8,460	—
Proceeds from term loans	2,000	15,000	—
Payment of term loans	(378)	—	—
Payment of capital lease obligations	(201)	(1,834)	(2,179)

Net cash provided by (used in) financing activities	36,736	45,156	(2,129)

Net decrease in cash and cash equivalents	(1,235)	(12,845)	(7,890)
Cash and cash equivalents at beginning of period	31,310	44,155	52,045

Cash and cash equivalents at end of period	$30,075	$31,310	$44,155

Supplemental disclosure of noncash operating, investing and financing activities:
Acquisition of equipment under capital leases	—	—	$58
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,973	$578	$312

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

        The Company has incurred significant operating losses since its inception and, as a result, at December 31, 2011 had an accumulated deficit of $398.4 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, capital leases, non-refundable payments under the former collaboration agreements with GlaxoSmithKline (GSK) and Hoffman-La Roche (Roche), and proceeds from term loans by General Electric Capital Corporation (GECC) and Oxford Finance Corporation (Oxford) (see Note 11). At December 31, 2011, the Company had approximately $39.7 million in cash, cash equivalents and marketable securities. In January and February 2012, the Company raised approximately $33.0 million in net proceeds from the sale of 8,050,000 shares of its common stock in an underwritten public offering at a public offering price of $4.40 per share (see Note 15).

        Based on the Company's current operating levels, it expects its cash resources, including the $33.0 million in net proceeds raised in the public offering in January and February 2012, will be sufficient to fund operations into the first half of 2013. This estimate assumes that certain activities contemplated for 2012 will be conducted subject to the availability of sufficient financial resources. The Company expects to continue evaluating additional potential sources of funding, including partnership agreements, cost or risk-sharing agreements, equity financings or other sources.

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

Reclassification in the Preparation of Financial Statements

        Certain amounts in prior years' financial statements have been reclassified to conform to the current period presentation. The Company reclassified: (i) $3.5 million from proceeds from issuances of common stock and exercise of common stock options to proceeds from the sale of common stock to related parties on the statement of cash flows for the year ended December 31, 2010 and (ii) $3.5 million and 772,222 common shares from issuance of common shares in equity offering to issuance of

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

common shares to related parties in the statement of stockholders' equity (deficit) and comprehensive income (loss) for the year ended December 31, 2010. The reclassifications had no effect on the Company's previously reported consolidated balance sheet and results of operations as of and for the year ended December 31, 2010.

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

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

December 31, 2011, 2010 and 2009, the Company determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2011, 2010 and 2009, the Company recorded no realized gains or losses on marketable securities.

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

  Level 2—observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

  Level 3—unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2011, the Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of corporate and government-agency bonds. As of December 31, 2011, the Company had no financial liabilities that were subject to fair value measurement.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $2.3 million, $1.9 million, and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        As of December 31, 2011 and 2010, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

        The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Impairment of Long-Lived Assets

        The Company assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were impaired as of December 31, 2011 and 2010.

Revenue Recognition

  Collaboration and License Agreements

        The Company's principal source of revenue to date has been generated primarily through its former collaborative research and development agreements with Roche and GSK, which included upfront license payments, development milestones, reimbursement of research and development costs, and potential profit sharing payments, commercial and sales-based milestones and royalties. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

        In October 2009, the Financial Accounting Standards Board issued a new accounting standard, ASU No. 2009-13 Multiple-deliverable Revenue Arrangements, which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

        Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination is generally based on whether the deliverable has "stand-alone value" to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) management's best estimate of the selling price (BESP). The BESP reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

        For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continued to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where the Company had continuing involvement was recognized ratably over the estimated period of ongoing involvement because there was no objective and reliable evidence of fair value for certain of the undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was eliminated in the newly issued accounting standard. In general, the consideration with respect to the other deliverables was recognized when the goods or services were delivered.

        The Company's deliverables under its former collaboration agreements with Roche and GSK, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 8. Certain of the deliverables were combined as a single unit of accounting.

        The cash flows associated with the single unit of accounting from the research and development portions of the Company's collaborations were recognized as revenue using a time-based model. Under this model, cash flow streams were recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue was recognized to the extent the accumulated service time, if any, had occurred. The remainder was deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable was accounted for as a change in estimate on a prospective basis. Revenue was limited to amounts that were non-refundable and that the Company's collaborators were contractually obligated to pay to the Company.

        Effective, January 1, 2011, the Company adopted new accounting guidance which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. From the effective date of the adoption of this standard, the Company did not achieve any developmental, commercial or sales-based milestones pursuant to its research and collaboration agreement with Roche. Upon the effectiveness of the termination of the collaboration agreement with Roche on February 16, 2012, as more fully described in Note 8, the Company has no ongoing research and collaboration agreements under which milestones may be achieved.

        Royalty revenues are based upon a percentage of net sales. Royalties from the sales of products will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Commercial and sales-based milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured.

  Grant Revenue

        In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company initiated work on this study upon the commencement of the grant period in April 2011. Reimbursements are based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). In the year ended December 31, 2011, the Company recognized $853,000 of grant revenue under this grant.

        In November 2010, the Company was informed that all four Therapeutic Discovery Tax Credit applications it submitted under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act of 2010, had been approved and that the Company had been awarded approximately $1.0 million in grants. These funds were received in December 2010 and were recorded as grant revenue in the year ended December 31, 2010.

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

Stock-Based Compensation

        The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility for the period from April 1, 2009 through December 31, 2011 was based upon the weighted average historical volatility data of the Company's common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. The Company uses its historical volatility combined with other similar public entity volatility information. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

        For awards with graded vesting, the Company allocates compensation costs on a straight-line basis over the requisite service period. The Company amortizes the fair value of each option over each option's service period, which is generally the vesting period.

        Certain of the employee stock options granted by the Company are structured to qualify as incentive stock options (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company may receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition is reported. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for the share-based compensation arrangement due to the fact that the Company does not believe it is more likely than not it will recognize any deferred tax assets from such compensation cost recognized in the current period.

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represent the only difference between the Company's net loss and comprehensive loss.

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

        For the years ended December 31, 2011, 2010 and 2009, common stock options calculated on a weighted average basis with exercise prices greater than the average market prices of the Company's common stock for these periods are not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

        For the years ended December 31, 2011 and 2010, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

        The following table sets forth the computation for basic and diluted net income (loss) per common share (in thousands, except per share information):

	Years Ended December 31,
	2011	2010	2009
Income (Numerator):
Net income (loss) for basic and diluted calculations	$(47,380)	$(37,467)	$79,088
Shares (Denominator):
Weighted-average shares for basic net income (loss) per share	47,198	40,365	33,888
Effect of dilutive securities	—	—	231
Weighted-average shares for diluted net income (loss) per share	47,198	40,365	34,119
Basic net income (loss) per common share	$(1.00)	$(0.93)	$2.33
Diluted net income (loss) per common share	$(1.00)	$(0.93)	$2.32
Outstanding securities not included in the computation of diluted net income (loss) per common share as their inclusion would be anti-dilutive:
Common stock options	5,821	5,327	3,899
Unvested restricted stock	82	141	46

	5,903	5,468	3,945

Recent Accounting Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04). This standard amends the requirements for measuring fair value and disclosing information about fair value measurements. ASU No. 2011-04 is effective for periods ending on or after December 15, 2011. The Company does not expect ASU No. 2011-04 to have a material impact on the Company's financial condition, results of operations or cash flows.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. This update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for the Company for interim and annual periods ending after December 15, 2011. The Company does not expect ASU No. 2011-05 to have a material impact on the Company's financial condition, results of operations or cash flows.

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2011 and 2010 was as follows:

	December 31, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,326	$—	$—	$25,326
Government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	4,749	—	—	4,749

Total cash and cash equivalents	$30,075	$—	$—	$30,075
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	9,647	3	—	9,650

Total cash, cash equivalents and marketable securities	$39,722	$3	$—	$39,725

	December 31, 2010
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,228	$—	$—	$25,228
U.S. government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	6,082	—	—	6,082

Total cash and cash equivalents	$31,310	$—	$—	$31,310
Marketable securities:
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	19,666	—	(3)	19,663

Total cash, cash equivalents and marketable securities	$50,976	$—	$(3)	$50,973

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(4) Property and Equipment

        Property and equipment consist of the following at December 31:

	2011	2010
	(in thousands)
Laboratory equipment	$12,468	$12,387
Leasehold improvements	4,847	4,528
Computers and software	2,315	2,177
Furniture and fixtures	1,135	1,050

	20,765	20,142
Less accumulated depreciation and amortization	(19,358)	(17,961)

	$1,407	$2,181

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $1.5 million, $1.9 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The net book value and accumulated amortization of equipment under capital lease was approximately $16,000 and $43,000, respectively, at December 31, 2011, and $0.4 million and $0.9 million, respectively, at December 31, 2010.

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

Issuer-Directed Registered Direct Offering

        In April 2011, the Company raised approximately $35.2 million in gross proceeds from the sale of an aggregate of 7,191,731 shares of its common stock at a purchase price of $4.89 per share, which was the closing price of the Company's common stock on the date of sale, in an issuer-directed registered direct offering. The shares were sold directly to investors without a placement agent, underwriter, broker or dealer, and no warrants were issued as part of this transaction. 1,581,493 shares were sold to certain of the Company's directors and entities affiliated with these directors, and the remainder of the shares were sold to institutional investors. The proceeds to the Company were approximately $34.8 million after deducting estimated offering expenses payable by the Company.

Subscription Agreement

        In November 2010, the Company entered into a subscription agreement with a director, who is its largest stockholder, pursuant to which the Company sold 1,440,923 shares of its common stock (the "Shares") at a purchase price of $3.47 per Share, which was the closing price of the Company's stock

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(5) Stockholders' Equity (Continued)

on the day prior to the sale. The Shares were sold directly to this director without a placement agent, underwriter, broker or dealer. The proceeds to the Company were approximately $5.0 million after deducting offering expenses payable by the Company.

Equity Line of Credit

        In October 2010, as amended in August 2011, the Company entered into a common stock purchase agreement (Purchase Agreement) with Azimuth Opportunity Ltd. (Azimuth) pursuant to which the Company obtained an equity line of credit facility (Facility) under which it may sell, in its sole discretion, and Azimuth is committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of the Company's common stock, whichever is fewer, over the term of the agreement which expires on May 1, 2012. Each draw down is limited in size, unless otherwise mutually agreed by the parties, to the lesser of (i) certain agreed-upon draw down amounts (the largest of which is $4.25 million), based on the threshold price selected by the Company for the draw down, and (ii) 2.5% of the Company's market capitalization at the time of such draw down. Azimuth is not required to purchase shares of the Company's common stock if the threshold price is less than $2.00 per share. The per share price of the shares sold in each draw down will be determined based on the daily volume weighted average price of the Company's common stock on each trading day during the draw down period, less a discount ranging from 4.875% to 6%. The Purchase Agreement also provides that, from time to time and in the Company's sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company. There were no transaction fees or warrants issued by the Company to Azimuth in connection with execution of the Purchase Agreement. Shares under the Facility, if issued, will be registered under the Company's existing effective registration statement on Form S-3. Upon each sale of common stock to Azimuth, the Company will pay to Reedland Capital Partners a placement fee equal to 1.0% of the aggregate dollar amount received by the Company from such sale. To date, no shares have been sold to Azimuth under the Facility. The Purchase Agreement may be terminated by either party at any time.

Public Offering

        In January 2010, the Company raised approximately $28.8 million in gross proceeds from the sale of an aggregate 6,388,889 shares of its common stock in a public offering at $4.50 per share, including 5,555,556 shares in the initial closing and 833,333 shares in a second closing for the full exercise of the over-allotment option granted to the underwriters. Certain directors and entities affiliated with these directors, purchased 772,222 shares of our common stock in this offering. The net offering proceeds to the Company were approximately $26.7 million after deducting underwriters' discounts, fees and commissions and offering expenses payable by the Company.

(6) Stock-Based Compensation

        The Company's 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 7,700,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2012, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 6,400,000 to 7,700,000 pursuant to an "evergreen" provision, which provides

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in November 2011. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options vest over one to four years.

        As of December 31, 2011, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 1,744,383 shares of its common stock and had no shares available for future issuance.

        As of December 31, 2011, under its 2006 Stock Plan, the Company had options outstanding to purchase 4,076,690 shares of its common stock, had outstanding 82,450 restricted shares of common stock and had 1,749,809 shares available for future issuance.

        The following table summarizes stock option activity during the year ended December 31, 2011:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	5,326,979	$7.95
Options granted	1,233,645	5.28
Options exercised	(193,818)	2.47
Options cancelled	(545,733)	8.26

Outstanding at December 31	5,821,073	$7.54	5.79	$2,086,442

Exercisable at December 31	4,045,548	$8.69	4.46	$1,669,177

        The aggregate intrinsic value of all options outstanding and exercisable represents the total pre-tax amount, net of the exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the closing stock price of $4.67 on December 30, 2011, which was the last trading day of the year. The weighted-average grant date fair values of options granted during the years ended December 31, 2011, 2010 and 2009 were $4.26, $3.27 and $1.98, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $518,000, $278,000 and $30,000, respectively.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        The following table summarizes unvested restricted shares during the year ended December 31, 2011:

	Shares	Weighted average grant date fair value
Outstanding at January 1	140,613	$3.84
Granted	70,585	5.22
Vested	(122,217)	3.85
Cancelled	(6,531)	4.84

Outstanding at December 31	82,450	$4.94

Stock-Based Compensation Expense

        For the years ended December 31, 2011, 2010 and 2009, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2011	2010	2009
Risk-free interest rate	2.48%	2.62%	2.05%
Expected life in years	6.25 years	6.25 years	5.78 years
Volatility	101%	102%	95%
Expected dividend yield	—	—	—

        Stock-based compensation expense during the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$2,951	$3,614	$4,471
Non-employee stock options	—	—	17
Restricted stock	403	434	91

Total stock-based compensation expense	$3,354	$4,048	$4,579

Effect of stock-based compensation expense by line item:
Research and development	$2,494	$3,074	$3,503
General and administrative	860	974	1,076

Total stock-based compensation expense included in net income (loss)	$3,354	$4,048	$4,579

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        Unrecognized stock-based compensation expense as of December 31, 2011 was as follows (in thousands):

	Unrecognized stock compensation expense as of December 31, 2011	Weighted average remaining period (in years)
Employee stock options	$5,293	2.40
Restricted stock	165	1.16

Total	$5,458	2.36

(7) Other Accrued Liabilities

        Other accrued liabilities consist of the following at December 31:

	2011	2010
	(in thousands)
Compensation and benefits	$2,914	$2,903
Professional fees	1,069	921
Other	611	370

	$4,594	$4,194

(8) License and Development Agreements

  Roche

        In December 2008, as amended in February 2010, February 2011 and July 2011, the Company and Roche entered into a collaborative license agreement (the Roche Agreement) to discover, develop, and commercialize small-molecule drugs targeting calcium release-activated calcium modulator (CRACM) channels. The goal of this alliance was to develop a novel category of oral, disease-modifying agents for the treatment of rheumatoid arthritis and other autoimmune diseases and inflammatory conditions. The Roche Agreement consisted of the following funding streams: an upfront license payment, reimbursements of certain research and development costs, product development milestones, sales milestones and product royalty payments.

        Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche reimbursed all of the Company's research and certain early development costs based upon research and development plans agreed to by the parties. These costs included committed research support over the two year research term that concluded on December 31, 2010. The Company received approximately $21.2 million in research and development support under the Roche Agreement. Roche received worldwide rights to develop and commercialize certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the two year research term. For these Licensed Compounds, Roche was responsible for development and commercialization, while the Company retained certain co-development and co-promotion rights. In February 2011, the Roche Agreement was amended to extend the term of the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(8) License and Development Agreements (Continued)

research license to enable Roche to continue performing research on certain compounds until June 30, 2011. The amendment also provided for the return to the Company of certain Licensed Compounds. In July 2011, the Roche Agreement was amended to further extend the term of the research license to Roche to continue performing research on certain compounds from June 30, 2011 until termination of the Roche Agreement in its entirety. The Company retained all development and commercialization rights for its CRACM inhibitor compounds other than the specified Licensed Compounds licensed to Roche under the Roche Agreement.

        On November 16, 2011, the Company received written notice of Roche's election to terminate the Roche Agreement. All rights to the Licensed Compounds reverted to the Company upon the effectiveness of the termination on February 16, 2012. The Company may pay Roche a low single-digit royalty on any potential future sales of licensed products. The Company did not incur any termination costs or penalties as a result of the termination of the Roche Agreement. No development milestones were achieved under the Roche Agreement.

        The $16 million non-refundable upfront license payment was being recognized ratably using the time-based model over the estimated performance period through June 2012. In the fourth quarter of 2011, upon notification of Roche's election to terminate the Roche Agreement, the Company accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because the Company had no remaining substantial performance obligations. In the years ended December 31, 2011, 2010 and 2009, the Company recognized $6.7 million, $4.6 million and $4.6 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. In the years ended December 31, 2011, 2010 and 2009, the Company recognized $0, $9.3 million and $11.9 million, respectively, of cost sharing revenue under the Roche Agreement.

  GSK

        In 2007, the Company and GSK entered into a global collaborative development, commercialization and license agreement (the GSK Agreement) for the joint development and commercialization of elesclomol. The GSK Agreement consisted of the following funding streams: an upfront license payment, product development milestones, operational milestones, reimbursements of certain development costs, sales milestones, profit sharing payments and product royalty payments. Pursuant to the GSK Agreement, the Company received an $80 million non-refundable upfront license payment. In 2009, following the suspension of the Company's global Phase 3 clinical trial of elesclomol plus paclitaxel in metastatic melanoma, called the SYMMETRY trial, GSK terminated the GSK Agreement effective September 10, 2009. In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to the Company. The Company may continue to develop elesclomol alone or with another partner and may pay GSK a low single- digit royalty on any potential future sales of elesclomol.

        The $80 million non-refundable upfront license payment, together with $50 million in non-refundable operational milestones, the Company received from GSK were being recognized ratably using the time-based model over the estimated 15-year performance period. In the year ended December 31, 2009, the Company recognized $121.1 million of license and milestone revenue under the GSK Agreement. Upon the effectiveness of the termination of the GSK Agreement in the third quarter

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(8) License and Development Agreements (Continued)

of 2009, the Company accelerated the recognition of approximately $114.6 million of remaining deferred revenue from upfront payments and milestones received under the GSK Agreement as it had no further obligation for deliverables under the GSK Agreement.

        Certain costs incurred by GSK, which related to the development of elesclomol in metastatic melanoma, were the Company's responsibility and had been recognized as a reduction of revenue under the GSK Agreement in the statement of operations. In the year ended December 31, 2009, the Company recognized, as a reduction to revenue, $4.1 million of net cost sharing reimbursements to GSK under the GSK Agreement. The requirement to pay the cumulative GSK cost sharing reimbursements did not survive termination of the GSK Agreement and in the third quarter of 2009, upon the effectiveness of the termination of the GSK Agreement, the Company reversed approximately $10 million of cost sharing reimbursement liabilities as collaboration revenue.

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

(9) Restructuring

        On March 12, 2009, the Company committed to a restructuring plan that consisted primarily of an immediate workforce reduction of approximately 90 positions, to a total of approximately 130 positions, to align its workforce to its revised operating plans following the suspension of its SYMMETRY clinical trial in elesclomol. In the first quarter of 2009, the Company recorded a restructuring charge of approximately $1.2 million for severance and estimated benefits continuation costs and outplacement services. The approximate $1.4 million in restructuring related payments for severance, unused paid-time off, benefits and outplacement services was paid in 2009.

        To conserve additional capital resources, the Company did not renew one of its office building leases that expired in August 2009 and consolidated its operations within its three other facilities. The Company did not incur an impairment charge in connection with the facility consolidation.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes

        Differences between the actual tax provision (benefit) and the tax provision (benefit) computed using the United States federal income tax rate is as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Provision (benefit) at statutory rate	$(16,109)	$(12,739)	$26,890
State taxes, net of federal benefit	(2,379)	(1,967)	5,576
State tax rate change	84	196	2,129
State net operating loss expiration	2,867	3,820	1,292
Stock-based compensation	373	791	2,251
Tax credits	(1,537)	(1,686)	(1,886)
Other	259	(78)	96
(Decrease) increase in valuation allowance	16,442	11,663	(36,348)

Income tax provision (benefit)	$—	$—	$—

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2011	2010
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$123,463	$106,585
Federal and state research and experimentation credits	16,796	15,250
Deferred revenue	—	2,652
Depreciation and amortization	2,776	2,769
Deferred compensation	5,077	4,641
Other	667	441

Deferred tax assets	148,779	132,338
Less valuation allowance	(148,779)	(132,338)

Net deferred tax assets	$—	$—

        The total valuation allowance increased by approximately $16.4 million and $11.7 million in the years ended December 31, 2011 and 2010, respectively, and decreased by approximately $36.3 million in the year ended December 31, 2009.

        The Company has established valuation allowances against its deferred tax assets because management believes that, after considering all of the available objective evidence, both historical and prospective, the realization of the deferred tax assets does not meet the "more likely than not" criteria. The Company evaluates the need for a valuation allowance on a quarterly basis.

        For tax years through 2011 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

effectiveness of the Company's IPO, or any other equity offerings to date. As a result, the utilization of the Company's federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2011, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $339.0 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2031 unless utilized. At December 31, 2011, the Company has state net operating loss carryforwards of approximately $155.2 million, which will expire through 2031 unless utilized. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. Approximately $53.2 million of state net operating loss carryforwards expired in 2011.

        At December 31, 2011, the Company had approximately $13.2 million and $5.5 million, respectively, in federal and state research and development credits which expire through 2031 and 2026, respectively.

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2008 through 2011. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        The Company does not consider any of its tax positions to be uncertain and accordingly there are no tax reserves for the years ended December 31, 2011, 2010, and 2009. The Company will recognize interest expense and penalties related to uncertain tax positions in income tax expense.

(11) Commitments and Contingencies

Leases

        The Company leases its research and office facilities under non-cancelable and renewable operating leases with terms expiring in 2016. The Company also leases equipment under various other non-cancellable operating leases.

Term Loans

  General Electric Capital Corporation

        In September 2010, the Company entered into a $15 million loan and security agreement, as amended in November 2010, March 2011, July 2011 and January 2012, with General Electric Capital Corporation (GECC) and one other lender, all of which was funded at the closing in September 2010 (the GECC Term Loan). Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%.

        Under the GECC Term Loan, as amended in January 2012, the Company will make interest-only payments through June 2012, followed by 25 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the GECC Term Loan, the Company paid origination and amendment fees in the amount of $358,000 and is obligated to pay an exit fee of $525,000 at the time of the final payment of the outstanding principal.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies (Continued)

        Origination and exit fees are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. As of December 31, 2011, the Company had paid approximately $204,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the years ended December 31, 2011 and 2010, the Company recognized approximately $275,000 and $67,000, respectively, in interest expense in connection with these origination, exit and transaction fees and expenses. In the years ended December 31, 2011 and 2010, respectively, the Company recognized approximately $1.5 million and $453,000, respectively, in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

        The GECC Term Loan is secured by substantially all of the Company's assets, except its intellectual property. The Company has granted GECC a springing security interest in its intellectual property in the event the Company is not in compliance with certain cash usage covenants, as defined therein. The GECC Term Loan contains restrictive covenants, including the requirement for the Company to receive the prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. In addition, at the time of the closing of the GECC Term Loan, the Company repaid approximately $787,000 of remaining principal outstanding under its existing equipment leases with GECC.

  Oxford Finance Corporation

        In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In the year ended December 31, 2011, the Company recognized approximately $192,000 in interest expense related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $66,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are included in other assets, and will be expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

        The Oxford Term Loan is secured by certain laboratory and office equipment, furniture and fixtures acquired through September 30, 2010. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contains restrictive covenants, including the requirement for the Company to receive the prior written consent of Oxford to enter into

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies (Continued)

acquisitions in which the Company incurs more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases and term loans are approximately as follows (in thousands):

	Operating leases	GECC Term Loan	Oxford Term Loan	Capital leases
Years ending December 31,
2012	$2,113	$5,013	$813	$14
2013	2,136	8,002	813	14
2014	2,133	4,863	270	—
2015	2,172	—	—	—
2016	1,966	—	—	—

Total minimum payments	$10,520	17,878	1,896	28

Less: amount representing interest		(2,878)	(274)	(2)

Present value of minimum payments		15,000	1,622	26
Less current portions of obligations		(3,600)	(634)	(12)

Long term obligation		$11,400	$988	$14

        Rent expense under operating leases was approximately $1.9 million, $2.0 million and $2.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trial investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company expects to agree to certain indemnification provisions in drug discovery and development collaboration agreements the Company may enter into. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies (Continued)

out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company purchases insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

(12) Related Party Transactions

        The Company paid its scientific founder and a member of the board of directors consulting fees of $120,000 in each of the years ended in December 31, 2011, 2010 and 2009.

        In January 2010, the Company sold an aggregate of 772,222 shares of common stock to certain of the Company's directors and entities affiliated with these directors at a purchase price of $4.50 per share in a public offering (see Note 5).

        In November 2010, the Company entered into a subscription agreement with a director, who is its largest stockholder, pursuant to which the Company sold 1,440,923 shares of common stock at a purchase price of $3.47 per share (see Note 5).

        In April 2011, the Company sold an aggregate of 1,581,493 shares of common stock to certain of the Company's directors and entities affiliated with these directors at a purchase price of $4.89 per share in an issuer-directed registered direct offering (see Note 5).

        In January 2012, the Company sold 1,136,363 shares of common stock to a director, who is its largest stockholder at a purchase price of $4.40 per share in a public offering (see Note 15).

(13) Retirement Plan

        In 2003, the Company implemented a 401(k) retirement plan (the Synta 401(k) Plan) in which substantially all of its permanent employees are eligible to participate. Participants may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company may declare discretionary matching contributions to the Synta 401(k) Plan.

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years ended December 31, 2011, 2010 and 2009 were approximately $372,000, $429,000 and $426,000, respectively, subject to forfeitures.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(14) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2011 (as corrected) and 2010:

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except shares and per share data)
Revenues:
License and milestone revenue	$1,143	$1,143	$1,143	$3,302
Cost sharing reimbursements, net	—	—	—	—

Total collaboration revenues	1,143	1,143	1,143	3,302
Grant revenue	—	211	521	121

Total revenues	1,143	1,354	1,664	3,423
Operating expenses:
Research and development	9,436	10,417	10,751	10,859
General and administrative	2,673	2,946	3,131	2,803

Total operating expenses	12,109	13,363	13,882	13,662

Loss from operations	(10,966)	(12,009)	(12,218)	(10,239)
Other expense, net	(435)	(493)	(516)	(504)

Net loss	$(11,401)	$(12,502)	$(12,734)	$(10,743)

Basic and diluted net loss per common share(1)	$(0.27)	$(0.26)	$(0.26)	$(0.22)

Basic and diluted weighted average number of common shares outstanding(1)	42,008,818	47,845,315	49,403,589	49,426,806

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(14) Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except shares and per share data)
Revenues:
License and milestone revenue	$1,143	$1,143	$1,143	$1,143
Cost sharing reimbursements, net	2,880	2,217	2,240	1,916

Total collaboration revenues	4,023	3,360	3,383	3,059
Grant revenue	—	—	—	978

Total revenues	4,023	3,360	3,383	4,037
Operating expenses:
Research and development	10,195	9,688	11,023	9,347
General and administrative	3,086	2,716	2,591	3,055

Total operating expense	13,281	12,404	13,614	12,402

Loss from operations	(9,258)	(9,044)	(10,231)	(8,365)
Other expense, net	(50)	(30)	(31)	(458)

Net loss	$(9,308)	$(9,074)	$(10,262)	$(8,823)

Basic and diluted net loss per common share	$(0.24)	$(0.22)	$(0.25)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	39,451,592	40,342,671	40,382,862	41,263,628

(1)    The Company determined that in its previously issued unaudited financial statements for the three and six months ended June 30, 2011 and the three and nine months ended September 30, 2011, it incorrectly calculated the weighted average number of shares outstanding for the purpose of determining its net loss per share for each of these periods. The errors did not impact the Company's balance sheet, net loss or statement of cash flows for the three and six months ended June 30, 2011 and the three and nine months ended September 30, 2011.

        The effect of this error on each of the periods is as follows (in thousands, except shares and per share data):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Previously Reported	Corrected	Previously Reported	Corrected
Net loss	$(12,502)	$(12,502)	$(23,903)	$(23,903)
Net loss per common share—basic and diluted	$(0.30)	$(0.26)	$(0.57)	$(0.53)
Shares used in computing net loss per common share—basic and diluted	42,166,739	47,845,315	42,088,215	44,943,190

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(14) Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Previously Reported	Corrected	Previously Reported	Corrected
Net loss	$(12,734)	$(12,734)	$(36,637)	$(36,637)
Net loss per common share—basic and diluted	$(0.30)	$(0.26)	$(0.87)	$(0.79)
Shares used in computing net loss per common share—basic and diluted	42,211,858	49,403,589	42,129,882	46,446,328

(15) Subsequent Event—Public Offering

        In January 2012 and February 2012, the Company raised approximately $35.4 million in gross proceeds from the sale of an aggregate 8,050,000 shares of its common stock in a public offering at $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 for the full exercise of the over-allotment option granted to the underwriters. One of the Company's directors, who is its largest stockholder, purchased 1,136,363 shares in this offering. The net offering proceeds after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by the Company were approximately $33.0 million. As of December 31, 2011, the Company had approximately $135,000 in deferred offering costs.

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
  Item 4. MINE SAFETY DISCLOSURES
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF CUMULATIVE TOTAL RETURN SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
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
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SYNTA PHARMACEUTICALS CORP. Years ended December 31, 2011, 2010, and 2009
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