Form 10-Q
period 2012-03-31
SYNTA PHARMACEUTICALS CORP
filed 2012-05-03
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the registrant had 57,639,108 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$34,550	$30,075
Marketable securities	22,840	9,650
Prepaid expenses and other current assets	608	561
Total current assets	57,998	40,286
Property and equipment, net	1,324	1,407
Other assets	519	631
Total assets	$59,841	$42,324
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,040	$3,467
Accrued contract research costs	4,007	2,841
Other accrued liabilities	2,530	4,594
Capital lease obligations	12	12
Current portion of term loans	6,055	4,234
Total current liabilities	15,644	15,148
Long-term liabilities:
Capital lease obligations	11	14
Term loans, net of current portion	10,416	12,388
Total long-term liabilities	10,427	12,402
Total liabilities	26,071	27,550

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2012 and December 31, 2011; 57,639,108 and 49,539,808 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6	5
Additional paid-in-capital	447,226	413,196
Accumulated other comprehensive income	19	3
Accumulated deficit	(413,481)	(398,430)
Total stockholders’ equity	33,770	14,774
Total liabilities and stockholders’ equity	$59,841	$42,324

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Collaboration revenues:
License and milestone revenues	$—	$1,143
Total collaboration revenues	—	1,143
Grant revenues	147	—
Total revenues	147	1,143
Operating expenses:
Research and development	12,066	9,436
General and administrative	2,646	2,673
Total operating expenses	14,712	12,109
Loss from operations	(14,565)	(10,966)
Interest expense, net	(486)	(435)
Net loss	$(15,051)	$(11,401)
Net loss per common share:
Basic and diluted net loss per common share	$(0.27)	$(0.27)
Basic and diluted weighted average number of common shares outstanding	56,366,992	42,008,818

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(15,051)	$(11,401)
Other comprehensive income:
Unrealized gain on available-for-sale securities	16	6
Total other comprehensive income	16	6
Comprehensive loss	$(15,035)	$(11,395)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,051)	$(11,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	827	827
Depreciation and amortization	230	439
Changes in operating assets and liabilities:
Collaboration receivable	—	116
Prepaid expenses and other current assets	(47)	(93)
Other assets	112	(51)
Accounts payable	(427)	(234)
Accrued contract research costs	1,166	742
Other accrued liabilities	(2,064)	(2,042)
Deferred collaboration revenue	—	(1,142)
Net cash used in operating activities	(15,254)	(12,839)
Cash flows from investing activities:
Purchases of marketable securities	(22,824)	(14,534)
Maturities of marketable securities	9,650	11,342
Purchases of property and equipment	(147)	(10)
Net cash used in investing activities	(13,321)	(3,202)
Cash flows from financing activities:
Proceeds from issuance of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	28,204	190
Proceeds from the sale of common stock to related parties	5,000	—
Proceeds from term loans	—	2,000
Payment of term loans	(151)	—
Payment of capital lease obligations	(3)	(87)
Net cash provided by financing activities	33,050	2,103
Net increase (decrease) in cash and cash equivalents	4,475	(13,938)
Cash and cash equivalents at beginning of period	30,075	31,310
Cash and cash equivalents at end of period	$34,550	$17,372
Supplemental disclosure of cash flow information:
Cash paid for interest	$501	$371

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2012 and the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a money market fund to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities, as well as actual cash disbursements to fund operations.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2012 and 2011 the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2012 and 2011 the Company recorded no realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of March 31, 2012, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government-agency bonds and commercial paper. In the three months ended March 31, 2012, there were no transfers of financials assets between Levels 1 and 2. As of March 31, 2012, the Company had no financial liabilities that were recorded at fair value on the balance sheet.  The fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields.  The Company’s term loan obligations are Level 3 liabilities within the fair value hierarchy.

Revenue Recognition

Collaboration and License Agreements

The Company’s principal source of revenue to date has been generated primarily through its former collaborative research and development agreements with Hoffman-La Roche (Roche) and GlaxoSmithKline, which included upfront license payments, development milestones, reimbursement of research and development costs, and potential profit sharing payments, commercial and sales-based milestones and royalties. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

In October 2009, the Financial Accounting Standards Board issued a new accounting standard, ASU No. 2009-13 Multiple-deliverable Revenue Arrangements (ASU No. 2009-13), which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

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

The Company’s deliverables under its former collaboration agreement with Roche, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 8. Certain of the deliverables were combined as a single unit of accounting.

The cash flows associated with the single unit of accounting from the research and development portions of the Company’s collaborations were recognized as revenue using a time-based model. Under this model, cash flow streams were recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue was recognized to the extent the accumulated service time, if any, had occurred. The remainder was deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable was accounted for as a change in estimate on a prospective basis. Revenue was limited to amounts that were non-refundable and that the Company’s collaborators were contractually obligated to pay to the Company.

Effective January 1, 2011, the Company adopted ASU No. 2009-13 which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. From the effective date of the adoption of this standard, the Company did not achieve any developmental, commercial or sales-based milestones pursuant to its research and collaboration agreement with Roche. Upon the effectiveness of the termination of the collaboration agreement with Roche on February 16, 2012, as more fully described in Note 8, the Company has no ongoing research and collaboration agreements under which milestones may be achieved.

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

Grant Revenue

In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the one year grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $147,000 and $0 of grant revenue under this grant in the three months ended March 31, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility was based upon the weighted average historical volatility data of the Company’s common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represent the only difference between the Company’s net loss and comprehensive loss.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for the Company for interim and annual periods ending after December 15, 2011. The Company adopted ASU No. 2011-05 on January 1, 2012 and elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2012 and 2011, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,
	2012	2011
Common stock options	6,813,101	6,064,709
Unvested restricted common stock	29,421	84,230

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$17,433	$—	$—	$17,433
Government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	17,117	—	—	17,117
Total cash and cash equivalents	$34,550	$—	$—	$34,550
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	22,821	19	—	22,840
Total cash, cash equivalents and marketable securities	$57,371	$19	$—	$57,390

	December 31, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,326	$—	$—	$25,326
Government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	4,749	—	—	4,749
Total cash and cash equivalents	$30,075	$—	$—	$30,075
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	9,647	3	—	9,650
Total cash, cash equivalents and marketable securities	$39,722	$3	$—	$39,725

(4) Property and Equipment

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Laboratory equipment	$12,479	$12,468
Leasehold improvements	4,939	4,847
Computers and software	2,324	2,315
Furniture and fixtures	1,170	1,135
	20,912	20,765
Less accumulated depreciation and amortization	(19,588)	(19,358)
	$1,324	$1,407

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.2 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

(5) Stockholders’ Equity

Public Offering

In January 2012 and February 2012, the Company raised approximately $35.4 million in gross proceeds from the sale of an aggregate 8,050,000 shares of its common stock in a public offering at $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 upon the full exercise of the over-allotment option granted to the underwriters. One of the Company’s directors, who is its largest stockholder, purchased 1,136,363 shares in this offering. The net offering proceeds to the Company were approximately $33.0 million after deducting underwriters’ discounts, fees and commissions, and other offering expenses payable by the Company.

Equity Line of Credit

In October 2010, as amended in August 2011, the Company entered into a common stock purchase agreement (Purchase Agreement) with Azimuth Opportunity Ltd. (Azimuth) pursuant to which the Company obtained an equity line of credit facility (Facility) under which it may have sold, in its sole discretion, and Azimuth was committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of the Company’s common stock, whichever was fewer, over the term of the agreement which expired on May 1, 2012. No shares were sold to Azimuth under the Facility.

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. A total of 7,700,000 shares of common stock have been reserved for issuance under the 2006 Stock Plan. In January 2012, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 6,400,000 to 7,700,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in November 2011. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years.

As of March 31, 2012, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 1,705,433 shares of its common stock and had no shares available for future issuance.

As of March 31, 2012, under its 2006 Stock Plan, the Company had options outstanding to purchase 5,107,668 shares of its common stock, had outstanding 29,421 restricted shares of common stock and had 1,969,531 shares available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Shares	Weighted average exercise price
Outstanding at January 1	5,821,073	$7.54
Options granted	1,285,041	4.25
Options exercised	(49,300)	3.15
Options cancelled	(243,713)	6.69
Outstanding at March 31	6,813,101	$6.98
Exercisable at March 31	4,262,300	$8.44

The weighted-average grant date fair values of options granted during the three months ended March 31, 2012 and 2011 were $3.39 and $4.27, respectively.

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

The following table summarizes unvested restricted shares during the three months ended March 31, 2012:

	Shares	Weighted average grant date fair value
Outstanding at January 1	82,450	$4.94
Vested	(53,029)	5.25
Outstanding at March 31	29,421	$4.38

Stock-Based Compensation Expense

For the three months ended March 31, 2012 and 2011, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.17%	2.55%
Expected life in years	6.25	6.25
Volatility	100%	101%
Expected dividend yield	—	—

Stock-based compensation expense during the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$755	$708
Restricted stock	72	119
Total stock-based compensation expense	$827	$827

Effect of stock-based compensation expense by line item:
Research and development	$623	$612
General and administrative	204	215
Total stock-based compensation expense included in net loss	$827	$827

Unrecognized stock-based compensation expense as of March 31, 2012 was as follows (in thousands):

	Unrecognized stock compensation expense as of March 31, 2012	Weighted average remaining period (in years)
Employee stock options	$8,008	2.92
Restricted stock	93	1.37
Total	$8,101	2.90

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Compensation and benefits	$1,172	$2,914
Professional fees	794	1,069
Other	564	611
	$2,530	$4,594

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

Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche reimbursed all of the Company’s research and certain early development costs over the two year research term that concluded on December 31, 2010. The Company received approximately $21.2 million in research and development support under the Roche Agreement.

Roche terminated the Roche Agreement effective February 16, 2012. All rights to certain products, referred to as Licensed Compounds, which were identified and studied prior to the end of the two year research term, reverted to the Company upon the effectiveness of the termination. The Company may pay Roche a low single-digit royalty on any potential future sales of licensed products. The Company did not incur any termination costs or penalties as a result of the termination of the Roche Agreement. No development milestones were achieved under the Roche Agreement.

The $16 million non-refundable upfront license payment was being recognized ratably using the time-based model over the estimated performance period through June 2012. In the fourth quarter of 2011, upon notification of Roche’s election to terminate the Roche Agreement, the Company accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because the Company had no remaining substantial performance obligations. In the three months ended March 31, 2012 and 2011, the Company recognized $0 and $1.1 million, respectively, of license revenue under the Roche Agreement.

Co-Development Agreement

In July 2011, the Company entered into a co-development agreement with one of its clinical research organizations (CRO) for the conduct of certain company-sponsored clinical trials. Under the co-development agreement, this CRO will perform clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, resulting from the product under development up to a specified maximum payment, which is defined as a multiple of the fee reduction realized.

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

Origination and exit fees are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. The Company paid approximately $247,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the three months ended March 31, 2012 and 2011, the Company recognized approximately $79,000 and $67,000, respectively, in interest expense in connection with these origination, exit and transaction fees and expenses. In the three months ended March 31, 2012 and 2011, the Company recognized approximately $366,000 and $357,000, respectively, in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

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

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In the three months ended March 31, 2012 and 2011, the Company recognized approximately $51,000 and $10,000 respectively, in interest expense related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $66,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are included in other assets, and will be expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of March 31, 2012 are approximately as follows (in thousands):

Year Ending December 31,
2012	$4,083
2013	7,924
2014	4,464
$16,471

(10) Subsequent Event — At-The-Market Issuance Sales Agreement

On May 2, 2012, the Company entered into an at-the-market issuance sales agreement (Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $35 million from time to time, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. The shares will be sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company will pay MLV a commission up to 3% of the gross proceeds of the sale of any share sold through MLV. The Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the Sales Agreement or termination of the Sales Agreement by the Company or MLV. To date, no shares have been sold under the Sales Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of March 31, 2012, we have funded our operations principally with $379.6 million in net proceeds from private and public offerings of our equity, as well as $17 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford.

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

On May 2, 2012, we entered into an at-the-market issuance sales agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $35 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions. To date, no shares have been sold under the Sales Agreement.

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, we entered into a collaborative license agreement with Hoffman-La Roche, or Roche, for our CRACM inhibitor program. This collaboration was terminated effective on February 16, 2012. As of March 31, 2012, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of March 31, 2012, these nonrefundable partnership payments together with the net cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $565.9 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of March 31, 2012, we had an accumulated deficit of $413.5 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

In November 2011, we published results of certain physicochemical properties of ganetespib that are supportive of the safety and activity profiles observed in clinical trials with ganetespib. Results presented at the AACR-EORTC-NCI meeting in November 2011 demonstrated that common ocular toxicities seen with some Hsp90 inhibitors, but not observed in clinical trials with 17-AAG or ganetespib, are associated with physicochemical properties that affect drug distribution to the eye. Results published in Molecular Cancer Therapeutics in December 2011 highlighted other physicochemical properties of ganetespib believed to contribute to the improved safety and activity of ganetespib relative to other Hsp90 inhibitors. These include smaller molecular weight, greater potency, greater lipophilicity, ability of ganetespib to enter the ATP binding pocket of Hsp90 in either the open or closed pocket lid conformation, absence of a benzoquinone moiety in the ganetespib molecular structure , and ability of ganetespib to penetrate deep into tumor tissues.

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

Non-Small Cell Lung Cancer (NSCLC)

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

ALK+ patients

Results presented at these meetings showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients for whom genetic testing of their tumors indicated an anaplastic lymphoma kinase (ALK) gene rearrangement, called ALK+ patients, experienced confirmed Partial Responses following treatment with ganetespib (a 50% Objective Response Rate, using the standard definition of Complete Response plus Partial Response). These responses have been durable, with the responding patients remaining on therapy an average of 12 months (range 7 to 17 months). Six of these eight patients experienced tumor shrinkage in target lesions, and seven of these eight patients achieved Disease Control for eight weeks or more (88% Disease Control Rate). These results are encouraging compared to historical results for chemotherapy and other agents in pre-treated patients with advanced NSCLC, for which Objective Response Rates have been in the range of 5-10% and median progression free survival times have been in the range of two to three months.

While early and in a small patient population, these results are comparable to results with the direct ALK inhibitor Xalkori® (crizotinib), which was granted accelerated approval in August 2011 by the FDA for the treatment of ALK+ NSCLC patients. In a Phase 1 trial in 136 ALK+ patients and in a single-arm, non-randomized Phase 2 trial in 119 ALK+ patients , crizotinib demonstrated a 50% and a 61% Objective Response Rate, respectively, by investigator review, and a 42% and 51% Objective Response Rate, respectively, by independent review.

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

We are now initiating a global clinical trial evaluating monotherapy administration of ganetespib in ALK+ advanced NSCLC patients who have not been previously treated with a direct ALK inhibitor. In addition to our monotherapy trial, a number of cancer centers and cooperative groups have approached us with proposals to support trials evaluating ganetespib in combination with other agents in ALK+ advanced NSCLC patients.  A Phase 1/2 investigator-sponsored trial evaluating ganetespib and crizotinib combinations in crizotinib- naïve ALK+ advanced NSCLC patients initiated in April 2012.

Patients with KRAS mutations

An encouraging signal of activity was seen in patients for whom genetic testing of their tumors indicated a KRAS mutation, a NSCLC patient population with limited treatment options. Results presented at ASCO in 2011 showed that 8 of 13 (62%) patients with the KRAS mutation showed shrinkage of target tumor lesions following treatment with single-agent ganetespib. As a result of this observation in our Phase 2 trial, activity in patients with a KRAS mutation was selected to be a co-primary endpoint in the ongoing Phase 2b/3 GALAXY trial. At the AACR-IASLC meeting in January 2012, we presented results demonstrating synergistic anti-cancer activity with ganetespib in combination with taxanes in preclinical models of KRAS mutant cancer.

GALAXY Trial

Cancer treatments are often given in combination in order to maximize benefit to patients. A challenge with combination therapy is that the added toxicities from combining two or more potent anti-cancer agents may not be tolerable, particularly if the toxicity profiles from distinct treatments overlap. The favorable safety profile seen to date with ganetespib, and the non-overlapping toxicities with many standard-of-care agents, support a combination therapy approach.

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

In the second quarter of 2011 we initiated the GALAXY trial, a Phase 2b/3 program in patients with advanced NSCLC who have received one prior treatment for advanced disease, i.e., a second-line setting. The GALAXY trial compares treatment with docetaxel alone, which is approved for second-line treatment, versus treatment with ganetespib plus docetaxel. This program is designed to be registration-enabling in two stages. The first stage is an approximately 240 patient Phase 2b portion designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, and to identify the patient populations, by biomarker or other disease characteristics, that may be most responsive to combination treatment. The first stage of this program will be used to build the clinical and operational experience needed to optimize the design and execution of the second stage, Phase 3 portion. The Phase 3 portion of the program is expected to enroll up to 600 patients. Progression-Free Survival in the Intent-to-Treat and in the KRAS mutation patient populations are co-primary endpoints of the first stage of the Phase 2b portion. To date more than 150 patients have been enrolled in the GALAXY trial. The ganetespib/docetaxel combination safety profile in GALAXY has been favorable and consistent with previously reported results. An interim analysis for the first-stage, Phase 2b portion is currently in progress. Based on encouraging results seen to date, the Company plans to meet with the FDA and other regulatory agencies and advance to the second-stage Phase 3 portion of this trial by the end of 2012.

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

Results with ganetespib in patients with triple-negative breast cancer were also reported in December 2011. One of three evaluable breast cancer patients with a tumor gene profile known as triple-negative (TNBC) in the Phase 2 clinical trial experienced significant tumor shrinkage following three doses of ganetespib. An objective response was also reported in a patient with metastatic TNBC participating in a ganetespib Phase 1 trial. TNBC represents a difficult-to-treat disease, for which no targeted therapies are currently approved. These results are encouraging, and suggest that ganetespib is active in TNBC.

Memorial Sloan Kettering Cancer Center has announced that it will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, and ganetespib in combination with paclitaxel in TNBC. In addition, we are currently initiating a global clinical trial with ganetespib in these two breast cancer patient populations.

Additional clinical trials

In addition to the clinical trials we plan to initiate or continue in 2012, we expect that a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, will initiate in 2012. These include the trials to be sponsored by Memorial Sloan Kettering and other cancer centers described above; trials in combination with radiotherapy; a randomized trial in elderly patients with acute myeloid leukemia (AML) evaluating ganetespib in combination with the chemotherapy drug ara-C; and a trial in multiple myeloma, both as a single agent and in combination with Velcade. The clinical trial in multiple myeloma, which is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation, began enrolling patients in March 2012.

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

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis (RA), asthma, chronic obstructive pulmonary disease (COPD), allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. We have several promising CRACM inhibitors in preclinical development. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target different diseases.

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

On November 16, 2011, we received notice from Roche of its election to terminate the Roche Agreement, which termination became effective on February 16, 2012. Roche’s termination of the agreement falls under the “Termination for Convenience” clause of the agreement. As a result of termination of the Roche Agreement, the research, development and commercialization licenses granted to Roche by us have terminated. Ownership of all rights to all Licensed Compounds (as defined in the agreement) (including the scientific data relating to those compounds) has reverted to us. We have also received an exclusive license to use Roche’s patent rights and know-how to research, develop, manufacture, commercialize and import any collaboration compound, including the Licensed Compounds. We are obligated to pay a low single digit royalty on a country-by-country and Licensed Product-by-Licensed Product (as defined in the agreement) basis upon commercialization of any Licensed Product.

IL-12/23 Inhibitors

We have identified several small molecule IL-12/23 inhibitors that represent a promising opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs.

Financial Operations Overview

Revenue

We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues to date have been generated primarily through our former collaboration agreements with GSK and Roche. The terms of these agreements included payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. Upfront license payments and milestones under collaborative arrangements are recognized ratably as collaboration revenue using the time-based model over the estimated performance period and any changes in the estimated performance period could result in substantial changes to the period over which these revenues are recognized. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

In 2012, we anticipate that the overall costs under our ganetespib program will increase as we further advance clinical development of ganetespib, including the ongoing GALAXY trial, and the Phase 2 trial in NSCLC in ALK positive patients and the Phase 1/2 trial in HER2+ breast cancer that we plan to initiate in 2012, as well as the conduct of non-clinical supporting activities. However, this anticipated increase will be offset in part due to the anticipated lower investment in CRACM research following the conclusion of the Roche Agreement in its entirety on February 16, 2012, and the completion in the first quarter of 2012 of the work under the grant by the DoD for the development of STA-9584 in advanced prostate cancer.

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

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 22, 2012. There have been no significant changes to our critical accounting policies in 2012.

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenue

	Three Months Ended March 31,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$—	$1.1	$(1.1)	(100)%
Total collaboration revenue	—	1.1	(1.1)	(100)%
Grant revenue	0.1	—	0.1	—%
Total revenue	$0.1	$1.1	$(1.0)	(91)%

Roche

In 2012 as compared to 2011, license and milestone revenue under the Roche Agreement decreased by $1.1 million. Roche terminated the Roche Agreement effective February 16, 2012. In the fourth quarter of 2011, upon notification of Roche’s election to terminate the Roche Agreement, we accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because we had no remaining significant performance obligations.

Grant revenue

In 2012 as compared to 2011, grant revenue increased by $0.1 million. In March 2011, we received a grant from the DoD in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. We recognized $0.1 million and $0 of grant revenue under this grant in the three months ended March 31, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

Research and Development Expense

	Three Months Ended March 31,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$10.2	$6.5	$3.7	57%
Elesclomol	0.6	1.1	(0.5)	(45)%
Total clinical-stage drug candidates	10.8	7.6	3.2	42%
CRACM	1.1	1.7	(0.6)	(35)%
STA-9584	0.2	—	0.2	—%
Early stage programs and other	—	0.1	(0.1)	(100)%
Total research and development	$12.1	$9.4	$2.7	29%

Ganetespib

In 2012 as compared to 2011, costs incurred under our ganetespib program increased by $3.7 million, including increases of $1.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $2.4 million for external costs. These increases were principally due to a full quarter of expense incurred in the first quarter of 2012 related to the GALAXY trial that was initiated in the second quarter of 2011 and start-up activities conducted in the first quarter of 2012 in support of the planned Phase 2 trial in NSCLC in ALK positive patients and the Phase 1/2 trial in HER2+ breast cancer, as well as increases related to the conduct of supporting drug supply and other non-clinical activities. We anticipate that the overall costs under our ganetespib program will increase in 2012 as we further advance clinical development, including the GALAXY trial and other clinical trials that we plan to initiate in 2012, as well as the conduct of non-clinical supporting activities.

Elesclomol

In 2012 as compared to 2011, costs incurred under our elesclomol program decreased by $0.5 million, including decreases of $0.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs. These decreases were principally related to timing differences in the conduct of the Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and the Phase 1 clinical trial of elesclomol as a single agent in AML that were initiated in the first quarter of 2011, as well as supporting clinical drug supply. In 2012, we anticipate that the overall costs under our elesclomol program will remain at levels similar to 2011.

CRACM

In 2012 as compared to 2011, costs incurred under our CRACM program decreased by $0.6 million, principally due to a decrease of $0.6 million for personnel-related costs, related research supplies, operational overhead and stock compensation. This decrease was the result of a lower investment in CRACM research following the conclusion of the Roche Agreement on February 16, 2012. In 2012, we anticipate that costs under the CRACM program will continue to decrease as the result of this lower investment in CRACM research.

STA-9584

In 2012 as compared to 2011, costs incurred under our STA-9584 program increased by $0.2 million, including increases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. In 2012, we anticipate that costs under the STA-9584 program will decrease following the completion of work under this grant in March 2012.

Early-stage programs

In 2012 as compared to 2011, costs incurred under our other early-stage programs decreased by $0.1 million principally due to a decrease of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation.

General and Administrative Expense

	Three Months Ended March 31,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
General and administrative	$2.7	$2.7	$—	—%

In 2012 as compared to 2011, general and administrative expenses were at similar levels and we anticipate that our general and administrative expenses will continue to remain at levels similar to 2011.

Interest Expense, net

	Three Months Ended March 31,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Interest expense, net	$0.5	$0.4	$0.1	25%

In 2012 as compared to 2011, interest expense increased by $0.1 million principally due to a full quarter of interest expense in connection with the Oxford Term Loan that was executed in March 2011. In 2012, we anticipate that interest expense will remain at levels similar to 2011.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)
Cash, cash equivalents and marketable securities	$57.4	$40.2
Working capital	42.4	23.4
Cash flows (used in) provided by:
Operating activities	(15.3)	(12.8)
Investing activities	(13.3)	(3.2)
Financing activities	33.0	2.1

Our operating activities used cash of $15.3 million and $12.8 million in 2012 and 2011, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2012, our investing activities used cash of $13.3 million, including the purchases of marketable securities in the amount of $22.8 million and purchases of property and equipment in the amount of $0.1 million, offset by maturities of marketable securities in our investment portfolio in the amount of $9.6 million.

Our financing activities provided cash of $33.0 million and $2.1 million in 2012 and 2011. In 2012, we raised approximately $33.2 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012 and $0.2 million from the exercise of common stock options. In 2011, we raised approximately $2.2 million in net cash proceeds, including $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 and $0.2 million from the exercise of common stock options. We repaid $0.2 million in principal payments in 2012 in connection with the Oxford Term Loan. We repaid $0.1 million in capital equipment leases in 2011.

Contractual Obligations and Commitments

As of March 31, 2012, there have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Public Offering

In January and February 2012, we raised approximately $35.4 million in gross proceeds from the sale of an aggregate of 8,050,000 shares of our common stock in a public offering at a public offering price of $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 upon the full exercise of the over-allotment option granted to the underwriters. One of our directors, who is our largest stockholder, purchased 1,136,363 shares in this offering. The net offering proceeds to us were approximately $33.0 million after deducting underwriters’ discounts, fees and commissions, and other offering expenses payable by us.

Equity Line of Credit with Azimuth

On May 1, 2012, the $35 million equity line of credit facility, or Facility, that we entered into with Azimuth Opportunity Ltd., or Azimuth, in October 2010 expired. No shares were sold to Azimuth under the Facility.

At-The-Market Issuance Sales Agreement with MLV

On May 2, 2012, the Company entered into an at-the-market issuance sales agreement, or Sales Agreement, with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $35 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions. The shares will be sold pursuant to our effective shelf registration statement on Form S-3. We will pay MLV a commission of up to 3% of the gross proceeds of the sale of any shares sold through MLV. To date, no shares have been sold under the Sales Agreement.

Term Loans

General Electric Capital Corporation (GECC)

In September 2010, as amended in November 2010, March 2011, July 2011 and January 2012, we entered into a $15 million loan and security agreement with GECC and one other lender, all of which was funded at the closing in September 2010, which we refer to herein as the GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We will make interest-only payments through June 2012, followed by 25 equal monthly payments of principal plus accrued interest on the outstanding balance, and an exit fee of $525,000 upon the conclusion of the GECC Term Loan. (See Note 9 of the accompanying consolidated financial statements.)

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

Liquidity

Funding Requirements

We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

•                  complete the ongoing clinical trials of ganetespib in solid tumors, including the ongoing GALAXY trial, and the Phase 2 trial in NSCLC in ALK positive patients and the Phase 1/2 trial in HER2+ breast cancer that we plan to initiate in 2012, and initiate additional clinical trials of ganetespib if supported by trial results;

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

As of March 31, 2012, we had $57.4 million in cash, cash equivalents and marketable securities, an increase of $17.7 million from $39.7 million as of December 31, 2011. This increase principally reflects the $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012, offset by our cash used in operations as discussed under “Cash Flows” above.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources, including the $33.0 million in net proceeds raised in the January and February 2012 public offering, will be sufficient to fund operations into the first half of 2013. This estimate assumes that certain activities contemplated for 2012 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million at-the-market issuance sales agreement with MLV or other sources.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to $114.6 million in securities available for issuance, including up to $35 million in shares of common stock that we may offer and sell under the at-the-market issuance sales agreement with MLV.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 that we have filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of March 31, 2012, we had cash, cash equivalents and marketable securities of $57.4 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term money market fund, as well as high-grade corporate and government-agency bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On May 2, 2012, we entered into an At the Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through MLV as our sales agent.

Any sales of shares of our common stock pursuant to the Sales Agreement will be made under our previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-176022), or the Registration Statement, and the related prospectus supplement dated May 2, 2012 and filed on May 3, 2012.  MLV may sell the shares of common stock by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by MLV and us.  MLV may also sell the shares of common stock in privately negotiated transactions, subject to our prior approval.  Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell the shares of our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions we may impose).  We will pay MLV a commission of up to 3.0% of the gross proceeds of the sale of any shares of common stock sold through MLV as agent under the Sales Agreement.  We have also provided MLV with customary indemnification rights.

We are not obligated to make any sales of common stock under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.  The Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the Sales Agreement or termination of the Sales Agreement by us or MLV.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.  The Sales Agreement is also incorporated by reference into the Registration Statement.  A copy of the opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., relating to the legality of the shares of common stock issuable under the Sales Agreement, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is also incorporated by reference into the Registration Statement.

The above disclosure shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.  Exhibits.

(a)	Exhibits

5.1	Opinion of Opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

10.1	At the Market Issuance Sales Agreement, dated May 2, 2012, by and between the Registrant and MLV & Co. LLC.

10.2	Amended and Restated Director Compensation Policy, effective March 6, 2012.

23.1	Consent of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (included in the opinion filed as Exhibit 5.1).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

SYNTA PHARMACEUTICALS CORP.

Date: May 3, 2012	By:	/s/ Safi R. Bahcall
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 3, 2012	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)