Form 10-Q
period 2012-06-30
SYNTA PHARMACEUTICALS CORP
filed 2012-08-02
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, the registrant had 61,843,531 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,593	$30,075
Marketable securities	19,063	9,650
Prepaid expenses and other current assets	839	561
Total current assets	45,495	40,286
Property and equipment, net	1,166	1,407
Other assets	503	631
Total assets	$47,164	$42,324
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,468	$3,467
Accrued contract research costs	3,776	2,841
Other accrued liabilities	3,119	4,594
Capital lease obligations	13	12
Current portion of term loans	7,878	4,234
Total current liabilities	18,254	15,148
Long-term liabilities:
Capital lease obligations	8	14
Term loans, net of current portion	8,438	12,388
Total long-term liabilities	8,446	12,402
Total liabilities	26,700	27,550

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2012 and December 31, 2011; 57,812,955 and 49,539,808 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6	5
Additional paid-in-capital	448,555	413,196
Accumulated other comprehensive income	4	3
Accumulated deficit	(428,101)	(398,430)
Total stockholders’ equity	20,464	14,774
Total liabilities and stockholders’ equity	$47,164	$42,324

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Collaboration revenues:
License and milestone revenue	$—	$1,143	$—	$2,286
Total collaboration revenues	—	1,143	—	2,286
Grant revenues	—	211	147	211
Total revenues	—	1,354	147	2,497
Operating expenses:
Research and development	11,252	10,417	23,318	19,854
General and administrative	2,882	2,946	5,528	5,618
Total operating expenses	14,134	13,363	28,846	25,472
Loss from operations	(14,134)	(12,009)	(28,699)	(22,975)
Interest expense, net	(486)	(493)	(972)	(928)
Net loss	$(14,620)	$(12,502)	$(29,671)	$(23,903)
Net loss per common share:
Basic and diluted net loss per common share	$(0.25)	$(0.26)	$(0.52)	$(0.53)
Basic and diluted weighted average number of common shares outstanding	57,650,412	47,845,315	57,008,702	44,943,190

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(14,620)	$(12,502)	$(29,671)	$(23,903)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(15)	7	1	13
Comprehensive loss	$(14,635)	$(12,495)	$(29,670)	$(23,890)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(29,671)	$(23,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,558	1,639
Depreciation and amortization	453	823
Changes in operating assets and liabilities:
Collaboration receivable	—	116
Prepaid expenses and other current assets	(278)	(401)
Other assets	128	(131)
Accounts payable	1	74
Accrued contract research costs	935	360
Other accrued liabilities	(1,475)	(1,285)
Deferred collaboration revenue	—	(2,285)
Net cash used in operating activities	(28,349)	(24,993)
Cash flows from investing activities:
Purchases of marketable securities	(22,757)	(39,663)
Maturities of marketable securities	13,345	22,342
Purchases of property and equipment	(212)	(45)
Net cash used in investing activities	(9,624)	(17,366)
Cash flows from financing activities:
Proceeds from the issuance of common stock, excluding to related parties, net of transaction costs	28,802	27,474
Proceeds from the issuance of common stock to related parties	5,000	7,734
Proceeds from term loans	—	2,000
Payment of term loans	(306)	(92)
Payment of capital lease obligations	(5)	(176)
Net cash provided by financing activities	33,491	36,940
Net decrease in cash and cash equivalents	(4,482)	(5,419)
Cash and cash equivalents at beginning of period	30,075	31,310
Cash and cash equivalents at end of period	$25,593	$25,891
Supplemental disclosure of cash flow information:
Cash paid for interest	$907	$832

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and the consolidated results of operations, comprehensive loss and cash flows for the three months and six months ended June 30, 2012 and 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification in the Preparation of Financial Statements

Certain amounts in prior years’ financial statements have been reclassified to conform to the current period presentation. The Company reclassified $7.7 million from proceeds from the issuance of common stock to proceeds from the issuance of common stock to related parties on the statement of cash flows for the six months ended June 30, 2011. The reclassification had no effect on the Company’s previously reported consolidated balance sheet and results of operations as of and for the six months ended June 30, 2011.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and six months ended June 30, 2012 and 2011 the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and six months ended June 30, 2012 and 2011 the Company recorded no realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2012, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. In the three months and six months ended June 30, 2012, there were no transfers of financials assets between Levels 1 and 2. As of June 30, 2012, the Company had no financial liabilities that were recorded at fair value on the balance sheet. The fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The Company’s term loan obligations are Level 3 liabilities within the fair value hierarchy.

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

For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of ASU No. 2009-13 Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting.

Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has “stand-alone value” to the customer separate from the undelivered elements. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

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

Grant Revenue

In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the one year grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $0 and $211,000 of grant revenue under this grant in the three months ended June 30, 2012 and 2011, respectively, $147,000 and $211,000 of grant revenue under this grant in the six months ended June 30, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

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

In the first quarter of 2012, the Company adopted ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Upon adoption, the Company elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2012 and 2011, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2012	2011
Common stock options	6,161,179	5,912,275
Unvested restricted common stock	25,000	73,610

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$23,095	$—	$—	$23,095
Corporate debt securities due within 3 months of date of purchase (Level 2)	2,498	—	—	2,498
Total cash and cash equivalents	$25,593	$—	$—	$25,593
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	19,059	4	—	19,063
Total cash, cash equivalents and marketable securities	$44,652	$4	$—	$44,656

	December 31, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,326	$—	$—	$25,326
Government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	4,749	—	—	4,749
Total cash and cash equivalents	$30,075	$—	$—	$30,075
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	9,647	3	—	9,650
Total cash, cash equivalents and marketable securities	$39,722	$3	$—	$39,725

(4) Property and Equipment

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Laboratory equipment	$12,526	$12,468
Leasehold improvements	4,938	4,847
Computers and software	2,343	2,315
Furniture and fixtures	1,170	1,135
	20,977	20,765
Less accumulated depreciation and amortization	(19,811)	(19,358)
	$1,166	$1,407

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.3 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

At-The-Market Issuance Sales Agreement

On May 2, 2012, the Company entered into an at-the-market issuance sales agreement (Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $35 million from time to time, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the Sales Agreement or termination of the Sales Agreement by the Company or MLV. To date, no shares have been sold under the Sales Agreement.

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

As of June 30, 2012, under its 2001 Stock Plan, which was terminated in March 2006, the Company had options outstanding to purchase 1,585,208  shares of its common stock and had no shares available for future issuance.

As of June 30, 2012, under its 2006 Stock Plan, the Company had options outstanding to purchase 4,575,971 shares of its common stock, had 25,000 outstanding restricted shares of common stock and had 2,327,381 shares available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Shares	Weighted average exercise price
Outstanding at January 1	5,821,073	$7.54
Options granted	1,307,401	4.26
Options exercised	(223,147)	3.34
Options cancelled	(744,148)	7.40
Outstanding at June 30	6,161,179	$7.01
Exercisable at June 30	3,944,391	$8.41

The weighted-average grant date fair values of options granted during the three months ended June 30, 2012 and 2011 were $3.83 and $4.47, respectively, and during the six months ended June 30, 2012 and 2011 were $3.40 and $4.29, respectively.

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

The following table summarizes unvested restricted shares during the six months ended June 30, 2012:

	Shares	Weighted average grant date fair value
Outstanding at January 1	82,450	$4.94
Vested	(57,450)	5.23
Outstanding at June 30	25,000	$4.25

Stock-Based Compensation Expense

For the three months and six months ended June 30, 2012 and 2011, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	1.05%	2.15%	1.17%	2.51%
Expected life in years	6.25	6.25	6.25	6.25
Volatility	100%	101%	100%	101%
Expected dividend yield	—	—	—	—

Stock-based compensation during the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$702	$714	$1,457	$1,422
Restricted stock	29	98	101	217
Total stock-based compensation expense	$731	$812	$1,558	$1,639

Effect of stock-based compensation expense by line item:
Research and development	$562	$600	$1,185	$1,213
General and administrative	169	212	373	426
Total stock-based compensation expense included in net loss	$731	$812	$1,558	$1,639

Unrecognized stock-based compensation expense as of June 30, 2012 was as follows (in thousands):

	Unrecognized stock compensation expense as of June 30, 2012	Weighted average remaining period (in years)
Employee stock options	$6,742	2.78
Restricted stock	64	1.42
Total	$6,806	2.77

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Compensation and benefits	$1,419	$2,914
Professional fees	982	1,069
Other	718	611
	$3,119	$4,594

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

The $16 million non-refundable upfront license payment was being recognized ratably using the time-based model over the estimated performance period through June 2012. In the fourth quarter of 2011, upon notification of Roche’s election to terminate the Roche Agreement, the Company accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because the Company had no remaining substantial performance obligations. Under the Roche Agreement, the Company recognized $0 and $1.1 million of license revenue in the three months ended June 30, 2012 and 2011, respectively, and $0 and $2.3 million in the six months ended June 30, 2012 and 2011, respectively.

Co-Development Agreement

In July 2011, the Company entered into a co-development agreement with a clinical research organization (CRO) for the conduct of certain company-sponsored clinical trials. Under the co-development agreement, this CRO will perform clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, resulting from the product under development up to a specified maximum payment, which is defined as a multiple of the fee reduction realized.

(9) Term Loans

General Electric Capital Corporation

In September 2010, the Company entered into a $15 million loan and security agreement, as amended in November 2010, March 2011, July 2011, January 2012 and July 2012, with General Electric Capital Corporation (GECC) and one other lender, all of which was funded at the closing in September 2010 (the GECC Term Loan). Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%.

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

Origination and exit fees are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. The Company paid approximately $247,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the origination fees, are included in other assets, and are being expensed over the term of the GECC Term Loan. The Company recognized approximately $78,000 and $63,000 in the three months ended June 30, 2012 and 2011, respectively, and $158,000 and $130,000 in the six months ended June 30, 2012 and 2011, respectively, in interest expense in connection with these origination, exit and transaction fees and expenses. The Company recognized approximately $370,000 in each of the three months ended June 30, 2012 and 2011, and $735,000 and $727,000 in the six months ended June 30, 2012 and 2011, respectively, in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

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

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. The Company recognized approximately $46,000 and $65,000 in the three months ended June 30, 2012 and 2011, respectively, and $96,000 and $65,000 in the six months ended June 30, 2012 and 2011, respectively, in interest expense related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $66,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred, are included in other assets and are being expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of June 30, 2012 are approximately as follows (in thousands):

Year Ending December 31,
2012	$3,928
2013	7,924
2014	4,464
$16,316

(10) Subsequent Event—Registered Direct Offering

In July 2012, the Company entered into subscription agreements with certain directors, including its largest existing stockholder, pursuant to which the Company sold 3,976,702 shares of its common stock in a registered direct offering at a purchase price of $6.49 per share. These shares were sold directly to these directors without a placement agent, underwriter, broker or dealer. The net proceeds to the Company were approximately $25.8 million after deducting estimated offering expenses payable by the Company.

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of June 30, 2012, we have funded our operations principally with $379.6 million in net proceeds from private and public offerings of our equity, as well as $17 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford.

In January and February 2012, we raised approximately $33.0 million in net proceeds from the sale of an aggregate of 8,050,000 shares of our common stock in a public offering at a public offering price of $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 following the full exercise of the over-allotment option granted to the underwriters. In July 2012, we raised approximately $25.8 million in net proceeds from a registered direct offering of 3,976,702 shares of our common stock at a price of $6.49 per share to certain directors, including our largest existing stockholder.

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

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, we entered into a collaborative license agreement with Hoffman-La Roche, or Roche, for our CRACM inhibitor program. This collaboration was terminated effective on February 16, 2012. As of June 30, 2012, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of June 30, 2012, these nonrefundable partnership payments together with the net cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $566.5 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of June 30, 2012, we had an accumulated deficit of $428.1 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

We have two clinical-stage programs and one preclinical-stage program in oncology:

Ganetespib (Hsp90 Inhibitor)

Summary

Ganetespib is a novel, potent, small molecule inhibitor of heat shock protein 90 (Hsp90), a molecular chaperone which is required for the proper folding and activation of many cancer-promoting proteins. Inhibition of Hsp90 by ganetespib leads to the simultaneous degradation of many of its client proteins and the subsequent death or cell cycle arrest of cancer cells dependent on those proteins. A number of Hsp90 client proteins are also involved in the resistance of cancer cells to other anti-cancer treatments, such as chemotherapy. The ability to reduce cancer-cell drug resistance suggests the combination of ganetespib with chemotherapies or other agents may provide greater benefit than those agents administered alone. In preclinical studies, ganetespib has shown potent anti-cancer activity in a broad range of solid and hematologic cancers, both as a monotherapy and in combination with certain widely used anti-cancer agents.

Ganetespib is currently being evaluated in over 20 clinical trials, including trials evaluating monotherapy administration in certain genetically-defined targeted patient populations, such as our trials in ALK+ lung cancer, HER2+ breast cancer, and triple-negative breast cancer, as well as trials evaluating combination treatment in a broader patient population, such as our GALAXY lung cancer trial. The safety profile across these trials, involving over 600 patients treated with ganetespib to date, has been consistent and favorable. Ganetespib has shown no evidence of the serious liver or common ocular toxicities reported with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care.

In clinical trials, ganetespib has shown promising activity in a broad range of cancers, both as a monotherapy and in combination:

•      Monotherapy:

•      Objective responses or anti-tumor activity have been seen in patients with ALK+ lung cancer, mutant BRAF lung cancer, mutant KRAS lung cancer, mutant KRAS gastric cancer, HER2+ breast cancer, triple-negative breast cancer, renal cancer, colorectal cancer, and melanoma.

•      Combination: We recently announced encouraging interim results from our randomized, Phase 2b/3 GALAXY trial evaluating ganetespib plus docetaxel vs. docetaxel alone in second-line non-small cell lung cancer (NSCLC). Key findings from this interim analysis include:

•      Increases in progression-free survival (PFS), objective response rate, and disease control rate in patients treated with ganetespib. These increases were observed in patients with elevated lactate dehydrogenase (LDH) and patients with mutant KRAS, which are the two pre-specified co-primary endpoint populations, as well as in all adenocarcinoma patients

•      An encouraging improvement in overall survival (OS) in the all adenocarcinoma population

•      A profile suggestive of anti-angiogenic activity, consistent with preclinical results showing that ganetespib potently inhibits the hypoxia-induced factor (HIF) pathway that drives VEGF production in tumors. This includes: (a) enhanced activity in patients with elevated markers of tumor hypoxia (LDH), (b) favorable results in patients with adenocarcinoma histology, and (c) lack of benefit in patients with squamous cell histology, with possible safety concerns, including risk of bleeding, e.g. hemoptysis. This profile is consistent with known anti-angiogenic agents, e.g. direct VEGF inhibitors.

•      Favorable safety of the ganetespib plus docetaxel combination in adenocarcinoma patients

The results observed with ganetespib monotherapy administration suggest promising potential for treating specific, targeted populations: patients with cancers driven by increased expression or mutations in genes encoding “strong” Hsp90 clients. This represents a sizable unmet need and commercial opportunity. Our CHIARA trial, for example, evaluates ganetespib in patients with ALK+ lung cancer. There are an estimated 40,000-70,000 new patients diagnosed worldwide each year with this cancer type. Our ENCHANT trial evaluates ganetespib in patients with HER2+ or triple-negative breast cancer. Each of these subpopulations is estimated at 15-20% of the 1.4 million patients diagnosed with breast cancer worldwide each year.

The results observed to date in our GALAXY trial suggest an even broader unmet need and commercial opportunity for the combination therapy approach. An estimated 600,000 patients worldwide die each year from NSCLC with adenocarcinoma histology, the patient population being evaluated in our GALAXY trial. In addition, over 500,000 patients receive taxanes each year, across all cancer indications. The ability to combine with taxanes with minimal additional toxicity and possible enhanced activity represents a promising opportunity not only in lung cancer but in breast, prostate, ovarian, gastric, bladder, and head and neck cancers as well. In preclinical models, ganetespib has shown ability to enhance the activity of a number of other widely used anti-cancer agents, in addition to the taxanes, including pemetrexed, gemcitabine, bevacizumab, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine, tamoxifen, fulvestrant, temsirolimus, lapatinib, crizotinib, vemurafenib, selumetinib, and bortezomib. Combination trials with a number of these agents have recently been initiated or are planned for later this year.

Ganetespib Mechanism of Action and Preclinical Results

Ganetespib is a novel, small-molecule inhibitor of Hsp90 structurally unrelated to first-generation, ansamycin-family compounds, such as 17-AAG or 17-DMAG. In preclinical studies, ganetespib has shown 10-100 times greater potency than 17-AAG across a broad range of cancer cell types as well as activity in animal models that are resistant to treatment with 17-AAG.

Hsp90 is a molecular chaperone required for the proper folding and activation of many cancer-promoting proteins. Many of the client proteins of Hsp90, such as ALK, AKT, BCR-ABL, BRAF, KIT, MET, EGFR, FLT3, HER2, HIF-1alpha, PDGFRA, and VEGFR, are the targets of clinically validated cancer drugs such as Avastin, Erbitux, Gleevec, Herceptin, Nexavar, Sutent,  Tarceva, Votrient,  Xalkori, and Zelboraf.  In preclinical studies, inhibition of Hsp90 by ganetespib results in simultaneous degradation of these client proteins, resulting in cancer cell death or cell cycle arrest.

Ganetespib also inhibits known mechanisms by which cancer cells evade or recover from other anti-cancer treatments. For example, cancer cells can evade DNA damage caused by chemotherapy or radiation therapy through modification of cell cycle dynamics and activation of DNA repair processes. Many of the cell cycle and DNA repair components — such as ATM, ATR, CHK1, BRCA1, and WEE1 — are Hsp90 client proteins. Ganetespib has shown activity both as a monotherapy and in combination in a broad range of in vitro and in vivo models of cancer.  Combination activity has been observed in models of ALK+ NSCLC with Xalkori, KRAS mutant NSCLC with docetaxel, EGFR mutant NSCLC with Avastin, HER2+ breast cancer with Tykerb, colorectal cancer with radiation or platinum therapy, BRAF mutant melanoma with Zelboraf, hormone refractory prostate cancer with mTOR inhibitors, and AML with cytarabine.

Results published in Molecular Cancer Therapeutics in December 2011 highlighted certain physicochemical properties of ganetespib believed to contribute to its improved safety and activity relative to other Hsp90 inhibitors. These include smaller size, greater potency, improved ability to passively enter cells, improved interaction with the drug target, absence of a molecular component known to cause liver toxicity, and ability to penetrate deep into tumor tissues.

Results presented at the AACR-EORTC-NCI meeting in November 2011 and at the American Society of Clinical Oncology (ASCO) meeting in June 2012 demonstrated that common ocular toxicities seen with some Hsp90 inhibitors, but not observed in clinical trials with ganetespib or with 17-AAG, are associated with physicochemical properties that affect drug distribution to the eye.

Ganetespib Clinical Trials

Ganetespib is being evaluated in over 20 clinical trials ongoing, currently initiating, or recently completed, including trials in lung, breast, colon, gastric, prostate, melanoma, and pancreatic cancers, as well as in certain types of blood cancers. Many of these trials are sponsored by individual investigators or groups of investigators. We are sponsoring three principal trials evaluating ganetespib activity:

•      GALAXY: a randomized Phase 2b/3 trial evaluating ganetespib in combination with docetaxel versus docetaxel alone as second-line therapy in patients with advanced NSCLC (Ganetespib Assessment in Lung cAncer with docetaXel);

•      CHIARA: a Phase 2 trial evaluating ganetespib monotherapy in patients whose tumors have a genetic profile characterized by rearrangement of the ALK gene (ALK+) (Chaperone Inhibition in ALK Rearranged lung cAncer), and

•      ENCHANT: a Phase 2 trial evaluating ganetespib monotherapy in patients with newly diagnosed HER2+ and triple-negative metastatic breast cancer (EvaluatiNg Chaperone inhibition by gANetespib in breasT cancer)

Ganetespib in combination with chemotherapy: the GALAXY Trial

Cancer treatments are often given in combination in order to maximize benefit to patients. A challenge with combination therapy is that the added toxicities from combining two or more potent anti-cancer agents may not be tolerable, particularly if the toxicity profiles from distinct treatments overlap. The favorable safety profile seen to date with ganetespib and the non-overlapping toxicities with many standard-of-care agents support such a combination therapy approach.

Results to date suggest potential for combining ganetespib and taxanes. These include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity, strong synergestic results in in vitro and in vivo experiments, and the encouraging safety profile seen in our Phase 1 combination study of ganetespib and docetaxel.

GALAXY Trial Design

In 2011 we initiated the GALAXY trial, a Phase 2b/3 program in patients with advanced NSCLC who have received one prior treatment for advanced disease, i.e., a second-line treatment setting. The GALAXY trial compares treatment with docetaxel alone, which is approved for second-line treatment, versus treatment with ganetespib plus docetaxel. The first stage, Phase 2b portion is designed to establish the clinical benefit and safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, and to identify the patient populations, by biomarker or other disease characteristics, which may be most responsive to combination treatment. The first stage of this program is intended to build the clinical and operational experience needed to optimize the design and execution of the second stage, Phase 3 portion.

Patients in both arms receive a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day cycle.  Patients in the combination arm also receive ganetespib 150 mg/m2 on days 1 and 15.  Treatment continues until disease progression per Response Evaluation Criteria in Solid Tumors (RECIST) criteria.   Enrollment is stratified by ECOG performance status, LDH, smoking status, and time since diagnosis of metastatic disease to ensure balance of these prognostic factors between the two arms.

The Phase 2b portion of the trial was designed to enroll 240 second-line NSCLC patients, without selecting for specific biomarkers, in order to evaluate several pre-specified hypotheses on which patients might be most responsive to combination treatment. On initial design the co-primary endpoints were progression-free survival in all patients (the ITT or intent-to-treat population) and overall survival in patients with elevated baseline level of serum LDH. Several months after trial initiation, but before any substantial patient enrollment, the trial was amended to elevate improvement in progression-free survival in patients with mutant KRAS (the mKRAS population) from a secondary endpoint to a co-primary endpoint, based on clinical results observed in a separate ganetespib trial around that time. Both LDH and mutant KRAS were pre-specified for evaluation from blood and tumor tissue, respectively, by an independent, central laboratory.

Enhanced activity in the elevated LDH population was chosen as a primary hypothesis because an isoform of LDH is a marker of lack of oxygen, or hypoxia, in a tumor. Under low oxygen conditions, hypoxia-induced factor (HIF-1alpha) rises in cancer cells and has been shown in preclinical studies to increase tumor metastasis, angiogenesis, and resistance to chemotherapy.  Inhibition of HIF-1alpha has been shown in preclinical studies to reduce metastases, improve survival, and enhance the anti-cancer activity of chemotherapy. Because ganetespib potently suppresses HIF-1alpha, which is an Hsp90 client protein, it was proposed that patients with elevated levels of baseline LDH might show enhanced benefit from ganetespib treatment. Recent trials with other agents whose activity depends on tumor oxygen state, including VEGF and mTOR inhibitors, have shown a correlation of activity with serum LDH levels, further supporting this hypothesis. Generally, one quarter to one third of patients in comparable trials present with elevated baseline levels of LDH.

Enhanced activity in the mutant KRAS population was chosen as a primary hypothesis based on both the known Hsp90 dependence of pathways active in this type of lung cancer and observations from other Synta trials.  In a Phase 2 trial evaluating ganetespib monotherapy in lung cancer, as reported at the ASCO June 2011 meeting, approximately two thirds of patients with mutant KRAS showed tumor shrinkage following ganetespib treatment.  In addition, in an investigator-sponsored Phase 2 trial in patients with esophagogastric cancer, a patient with mutant KRAS gastric cancer experienced a complete response following treatment with ganetespib monotherapy. The patient recently entered the 23rd month of treatment with ganetespib. Approximately 15% to 30% of NSCLC patients are estimated to have tumors with KRAS mutation.

The GALAXY trial was designed to enroll patients with all histologies — including both adenocarcinoma and squamous cell. Earlier this year enrollment of patients with squamous cell histology was terminated based on the lack of benefit observed in patients with this histology; possible safety concerns, including risk of bleeding; and the consistency of the emerging ganetespib profile with known anti-angiogenic agents, for which patients with squamous cell histology are commonly excluded from clinical trials or labeled indications. The trial was amended at that time to enroll a total of 240 patients with adenocarcinoma histology only.

The current co-primary endpoints of the first-stage, Phase 2b portion are: PFS in patients with elevated LDH and PFS in patients with mutant KRAS. Key secondary endpoints, to be evaluated with the statistical gatekeeping methodology, include OS and PFS in the all adenocarcinoma population. The Phase 2b stage is 90% powered to detect a PFS improvement from 6 to 12 weeks in patients with elevated LDH and from 5 weeks to 10 weeks in patients with mutant KRAS. For all adenocarcinoma patients, GALAXY is 88% powered to detect an improvement in PFS from 3 to 4.5 months, and 73% powered to detect an improvement in OS from 6 to 8.5 months.  All powering assumptions are based on a 1-sided alpha of 0.05.

GALAXY Interim Results

In June 2012 we reported top line results from a planned interim analysis of the GALAXY trial. The analysis was planned for when approximately 50% of patients had been enrolled and had sufficient follow up, defined as one post-baseline scan. At the time of this analysis, completed in June, a total of 114 adenocarcinoma and 69 non-adenocarcinoma patients had been enrolled.

The table below lists primary and key secondary endpoints relating to the two co-primary patient populations, as well as the all adenocarcinoma population. At the time of the interim analysis, there were 31 patients identified as elevated LDH, and 20 patients as mutant KRAS.  Of 73 adenocarcinoma samples successfully evaluated for KRAS status by the time of this analysis, 53 and 20 were identified as wild-type and mutant KRAS, respectively. Of the elevated LDH and mutant KRAS groups, 9 patients were positive for both markers. Responses were assessed per RECIST 1.1 criteria; there have been no complete responses seen in this trial. Results reported are for adenocarcinoma patients only.

Outcomes of GALAXY subgroups from the June interim analysis

	Elevated LDH (N=31)		Mutant KRAS (N=20)		All adeno (N=114)
	D (N=15)	G+D (N=16)	D (N=11)	G+D (N=9)	D (N=59)	G+D (N=55)
Primary endpoint
median PFS	1.4 mo	4.2 mo	1.6 mo	4.2 mo	2.9 mo	4.2 mo
PRs (%)	0	2 (13)	1 (9)	2 (22)	5 (8)	8 (15)
Number of events
# PFS events	12	8	5	3	31	23
# deaths	6	4	2	1	13	7

G: ganetespib, D: docetaxel

PR: partial response

These results are encouraging and consistent with the pre-specified hypotheses of enhanced activity in both the elevated LDH and the mutant KRAS populations.

We also reported interim OS results.   Below is a Kaplan-Meier analysis of survival events in the all adenocarcinoma population. The Y-axis represents the fraction of patients alive in each arm of the study.

Overall survival in the GALAXY all adenocarcinoma population at the June interim analysis

Additional details will be provided at an upcoming medical meeting.

The adverse event profile has been comparable between both arms of the GALAXY trial. The proportion of adenocarcinoma patients with at least one adverse event (AE) was 64% vs. 82%; with grade 3 or greater AEs was 32% vs. 36%; with AEs leading to treatment discontinuation was 7% vs. 9%; and with AEs with outcome of death were 5.1% vs. 5.5%, for D (N=59) vs. G+D (N=55), respectively. The most common AEs, all grades were neutropenia (48% vs. 44%), diarrhea (10% vs. 40%) and fatigue (19% vs. 26%), for D vs. G+D, respectively.  Diarrhea and fatigue were predominantly grade 1 and grade 2; the incidence of grade 3 or greater diarrhea was 0% vs. 2% and grade 3 or greater fatigue was 3% vs. 0% in D vs. G+D, respectively. The most common grade 3 or greater AEs were neutropenia (29% vs. 33%), leukopenia (5% vs. 4%), and nausea (3% vs. 4%). Trials with some other Hsp90 inhibitors have reported a high incidence of ocular toxicities. In this trial, there has been one report of an ocular-related adverse event (grade 2, transient blurred vision) in the G+D arm (2%) vs. no reports in the D arm.

Summary of GALAXY Trial Findings and Near-Term Plans

Key findings from the recent interim analysis include:

•      Increases in PFS, objective response rate, and disease control rate in patients treated with ganetespib across the three major patient populations of interest: elevated LDH, mutant KRAS, and all adenocarcinoma patients. This activity was enhanced in the pre-specified biomarker groups, consistent with the preclinical and clinical rationale

•      Encouraging improvement in OS in the all adenocarcinoma population

•      A profile suggestive of anti-angiogenic activity, consistent with preclinical results showing that ganetespib potently inhibits the hypoxia-induced factor (HIF) pathway that drives VEGF production in tumors. This includes: (a) enhanced activity in patients with elevated markers of tumor hypoxia (LDH), (b) favorable results in patients with adenocarcinoma histology, and (c) lack of benefit in patients with squamous cell histology, with possible safety concerns, including risk of bleeding, e.g. hemoptysis.

•      Favorable safety of the ganetespib plus docetaxel combination in adenocarcinoma patients

Our near term plans for the GALAXY program include:

•      Conduct the next planned interim analysis and present these results at an upcoming medical meeting

•      Meet with regulatory agencies, review the interim results, and discuss plans for the Phase 3 portion of the trial later this year

•      Complete enrollment and transition to the Phase 3 portion of the trial later this year

Based on our current plans and projections, we anticipate final data from the Phase 2b portion of the trial in the first half of 2013, and final data from the Phase 3 portion in the first half of 2014.

Ganetespib as Monotherapy

ALK+ NSCLC:  In June and July 2011 we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with advanced NSCLC at the ASCO Annual Meeting and the International Association for the Study of Lung Cancer (IASLC) 14th World Conference on Lung Cancer, respectively. Patients in this trial had failed to respond to, or experienced disease progression following, numerous prior therapies. In this trial, as in other trials, ganetespib treatment was associated with favorable safety.

Encouraging evidence of clinical activity was also observed in this trial, as evident by the durable objective tumor responses achieved in certain patients, as evaluated by RECIST. The disease control rate, using the standard definition of complete response plus partial response plus stable disease, was 54%. This rate compares favorably with disease control rates observed in trials for approved and experimental agents in a similar broad, pre-treated, advanced NSCLC patient population.

Results presented at these meetings also showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients who were ALK+, i.e., for whom tumor genetic testing revealed rearrangements in the ALK gene, experienced confirmed partial responses following treatment with ganetespib (a 50% objective response rate, using the standard definition of complete response plus partial response). These responses were durable, with the responding patients remaining on therapy an average of about one year (range 7 to >21 months). Six of these eight patients experienced tumor shrinkage in target lesions, and seven of these eight patients (88%) achieved disease control for eight weeks or more. These results are encouraging when compared to results typically seen with chemotherapy and other agents in these advanced NSCLC treatment settings, for which objective response rates have been in the range of 5-10%.

Although only eight critzonib-untreated, ALK+ patients were reported in this trial, these results are comparable to those seen with the direct ALK inhibitor Xalkori® (crizotinib), which was granted accelerated approval in August 2011 by the FDA for the treatment of ALK+ NSCLC. In a Phase 1 trial enrolling 136 ALK+ patients and in a single-arm Phase 2 trial in 119 ALK+ patients , crizotinib demonstrated a 50% and a 61% objective response rate, respectively, by investigator review, and a 42% and 51% objective response rate, respectively, by independent review.

Ganetespib has also been shown to be active as monotherapy and in combination with crizotinib in preclinical models of ALK+ NSCLC. Importantly, ALK inhibition via direct inhibition of Hsp90 supports a complementary, rather than competitive, mechanism with crizotinib and other direct ALK inhibitors. Combined with clinical observations so far, these results present strong evidence that Hsp90 inhibition with ganetespib is a promising approach for treating ALK+ NSCLC patients.

To further characterize ganetespib activity in this treatment setting, we recently initiated the CHIARA trial to evaluate ganetespib monotherapy in ALK+ NSCLC patients who have not been previously treated with a direct ALK inhibitor. We expect preliminary results from this trial by the end of the year. In addition to CHIARA, a number of cancer centers and cooperative groups have approached us with proposals to support trials evaluating ganetespib in combination with other agents in ALK+ disease. An investigator-sponsored Phase 1/2 trial evaluating ganetespib and crizotinib combinations in ALK+ patients began enrolling patients at Memorial Sloan-Kettering Cancer Center (MSKCC) in New York City earlier this year.

HER2+ and triple negative metastatic breast cancer:  At the San Antonio Breast Cancer Symposium in December 2011, researchers from MSKCC presented results from a Phase 2 trial evaluating ganetespib monotherapy in patients with metastatic breast canc\er who had been previously treated with multiple lines of chemotherapy or other anti-cancer agents. Results showed that 15% (2/13) of the HER2+ patients experienced a confirmed partial response and an additional 46% (6/13) achieved stable disease. These results with ganetespib in HER2+ disease are consistent with results from an earlier Phase 2 study of 17-AAG, a first-generation Hsp90 inhibitor, in patients who had progressed following treatment with one line of trastuzumab (Herceptin). In that trial 22% (6/27) of patients achieved a partial response and an additional 37% (10/27) achieved stable disease. While in the latter study 17-AAG was given in combination with trastuzumab, in the former study ganetespib was given as a monotherapy. Together, these studies present strong evidence that Hsp90 inhibition is a promising approach for treating HER2+ breast cancer.

Results with ganetespib in patients with triple-negative breast cancer (TNBC) were also reported in December 2011. One of three evaluable patients in the Phase 2 clinical trial experienced significant tumor shrinkage following three doses of ganetespib. An objective response was also reported in a patient with TNBC participating in a ganetespib Phase 1 trial. TNBC represents a difficult-to-treat disease, for which no targeted therapies are currently approved. These results are encouraging, and suggest that ganetespib is active in TNBC.

We recently initiated the ENCHANT trial designed to evaluate ganetespib monotherapy as first-line treatment for both metastatic HER2+ breast cancer and TNBC. In addition, MSKCC has announced that it will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, and ganetespib in combination with paclitaxel in TNBC.

Additional oncology indications

In addition to the clinical trials we plan to initiate and continue in 2012, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, have recently initiated or are expected to initiate in 2012. These include

•      the trials evaluating ganetespib in breast cancer and in ALK+ lung cancer sponsored by MSKCC described above

•      a randomized trial evaluating the combination of fulvestrant and ganetespib in patients with hormone receptor-positive, metastatic breast cancer, being conducted at the Dana-Farber Cancer Institute, which began enrolling patients earlier this year

•      a trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being conducted at Emory University, which began enrolling patients earlier this year

•      a trial evaluating both ganetespib monotherapy and the combination of ganetespib and bortezomib in multiple myeloma, supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation, which began enrolling patients earlier this year

•      a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by Cancer Research UK, which is expected to initiate later this year

•      a randomized trial evaluating the combination of ganetespib and the chemotherapy drug ara-C in elderly patients with acute myeloid leukemia (AML)

Additional ongoing investigator-sponsored trials include trials in prostate cancer, pancreatic cancer, liver cancer, melanoma, and ocular melanoma.

Elesclomol (Mitochondria-Targeting Agent)

Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis) in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism. In preclinical experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including LDH, which can distinguish between active mitochondria (sufficient oxygen) and inactive mitochondria (insufficient oxygen). Consistent with these findings in three randomized clinical trials, LDH was an important predictor of elesclomol treatment outcome.

Our current clinical program for elesclomol includes a clinical trial of elesclomol as a monotherapy in AML. In December 2009, we presented results at the American Society for Hematology (ASH) meeting showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients. In February 2011, we announced that the first patient had been treated in a Phase 1 dose escalation study of elesclomol as a single agent in patients with AML. This trial will enroll up to 36 patients with relapsed or refractory AML and total baseline serum LDH level less than 0.8 times ULN. Patients will be treated with elesclomol sodium on a once-weekly schedule at a starting dose of 200 mg/m2, with dose escalation planned based on safety, tolerability and pharmacokinetic considerations. The trial is being conducted at Princess Margaret Hospital in Toronto, Canada and at MSKCC in New York.

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

STA-9584 (Vascular Disrupting Agent)

STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development. In March 2011, we received a $1 million grant from the United States Department of Defense (DoD) for the development of STA-9584 in advanced prostate cancer.

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

Roche CRACM Inhibitor Alliance

In December 2008, as amended in February 2010, February 2011 and July 2011, we formed a strategic alliance with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels, which we refer to as the Roche Agreement. The goal of this alliance was to develop a novel category of oral, disease-modifying agents for the treatment of RA and other autoimmune diseases and inflammatory conditions. The Roche Agreement was terminated by Roche effective on February 16, 2012.

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

In 2012, we anticipate that the overall costs under our ganetespib program will increase as we further advance clinical development of ganetespib, including the ongoing GALAXY trial, and the CHIARA and ENCHANT trials that initiated in 2012, as well as the conduct of non-clinical supporting activities. However, this anticipated increase will be offset in part due to the anticipated lower investment in CRACM research following the conclusion of the Roche Agreement in its entirety on February 16, 2012, and the completion in the first quarter of 2012 of the work under the grant by the DoD for the development of STA-9584 in advanced prostate cancer.

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

Consolidated Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenue

	Three Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$—	$1.2	$(1.2)	(100)%
Total collaboration revenue	—	1.2	(1.2)	(100)%
Grant revenue	—	0.2	(0.2)	(100)%
Total revenue	$—	$1.4	$(1.4)	(100)%

Roche

In 2012 as compared to 2011, license and milestone revenue under the Roche Agreement decreased by $1.2 million. Roche terminated the Roche Agreement effective February 16, 2012. In the fourth quarter of 2011, upon notification of Roche’s election to terminate the Roche Agreement, we accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because we had no remaining significant performance obligations.

Grant revenue

In 2012 as compared to 2011, grant revenue decreased by $0.2 million. In March 2011, we received a grant from the DoD in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. We recognized $0 and $0.2 million of grant revenue under this grant in the three months ended June 30, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

Research and Development Expense

	Three Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$10.4	$7.4	$3.0	41%
Elesclomol	0.1	1.1	(1.0)	(91)%
Total clinical-stage drug candidates	10.5	8.5	2.0	24%
CRACM	0.6	1.6	(1.0)	(63)%
STA-9584	—	0.2	(0.2)	(100)%
Early stage programs and other	0.2	0.1	0.1	100%
Total research and development	$11.3	$10.4	$0.9	9%

Ganetespib

In 2012 as compared to 2011, costs incurred under our ganetespib program increased by $3.0 million, including increases of $1.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.8 million for external costs. These increases were principally due to advanced patient enrollment in the GALAXY trial that was initiated in the second quarter of 2011, start-up activities conducted in support of the CHIARA and ENCHANT trials that initiated in 2012, and increases related to the conduct of supporting drug supply and other non-clinical activities. In 2012, we anticipate that the overall costs under our ganetespib program will increase as we further advance clinical development, including the GALAXY, CHIARA and ENCHANT trials, as well as the conduct of non-clinical supporting activities.

Elesclomol

In 2012 as compared to 2011, costs incurred under our elesclomol program decreased by $1.0 million, including decreases of $0.7 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs. These decreases were principally related to timing differences in the conduct of the Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and the Phase 1 clinical trial of elesclomol as a single agent in AML that were initiated in the first quarter of 2011, as well as supporting clinical drug supply. In 2012, we anticipate that the overall costs under our elesclomol program will decrease based on the clinical conduct of the ovarian and AML trials.

CRACM

In 2012 as compared to 2011, costs incurred under our CRACM program decreased by $1.0 million, principally due to a decrease of $1.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation. This decrease was the result of a lower investment in CRACM research following the conclusion of the Roche Agreement on February 16, 2012. In 2012, we anticipate that the overall costs under our CRACM program will decrease as the result of this lower investment in CRACM research.

STA-9584

In 2012 as compared to 2011, costs incurred under our STA-9584 program decreased by $0.2 million, including decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. In 2012, we anticipate that the overall costs under our STA-9584 program will decrease following the completion of work under this grant in March 2012.

Early-stage programs

In 2012 as compared to 2011, costs incurred under our other early-stage programs increased by $0.1 million principally due to an increase of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation.

General and Administrative Expense

	Three Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
General and administrative	$2.9	$2.9	$—	—%

In 2012 as compared to 2011, general and administrative expenses were at similar levels and we anticipate that our general and administrative expenses will continue to remain at levels similar to 2011.

Interest Expense, net

	Three Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Interest expense, net	$0.5	$0.5	$—	—%

In 2012 as compared to 2011, interest expense was at similar levels and we anticipate that interest expense will continue to remain at levels similar to 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenue

	Six Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$—	$2.3	$(2.3)	(100)%
Total collaboration revenue	—	2.3	(2.3)	(100)%
Grant revenue	0.1	0.2	(0.1)	(50)%
Total revenue	$0.1	$2.5	$(2.4)	(96)%

Roche

In 2012 as compared to 2011, license and milestone revenue under the Roche Agreement decreased by $2.3 million. Roche terminated the Roche Agreement effective February 16, 2012. In the fourth quarter of 2011, upon notification of Roche’s election to terminate the Roche Agreement, we accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because we had no remaining significant performance obligations.

Grant revenue

In 2012 as compared to 2011, grant revenue decreased by $0.1 million. In March 2011, we received a grant from the DoD in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. We recognized $0.1 million and $0.2 million of grant revenue under this grant in the six months ended June 30, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

Research and Development Expense

	Six Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$20.6	$13.9	$6.7	48%
Elesclomol	0.7	2.2	(1.5)	(68)%
Total clinical-stage drug candidates	21.3	16.1	5.2	32%
CRACM	1.7	3.3	(1.6)	(48)%
STA-9584	0.2	0.3	(0.1)	(33)%
Early stage programs and other	0.1	0.1	—	—%
Total research and development	$23.3	$19.8	$3.5	18%

Ganetespib

In 2012 as compared to 2011, costs incurred under our ganetespib program increased by $6.7 million, including increases of $2.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $4.2 million for external costs. These increases were principally due to advanced patient enrollment in the GALAXY trial that was initiated in the second quarter of 2011, start-up activities conducted in support of the CHIARA and ENCHANT trials that initiated in 2012, and increases related to the conduct of supporting drug supply and other non-clinical activities. In 2012, we anticipate that the overall costs under our ganetespib program will increase as we further advance clinical development, including the GALAXY, CHIARA and ENCHANT trials, as well as the conduct of non-clinical supporting activities.

Elesclomol

In 2012 as compared to 2011, costs incurred under our elesclomol program decreased by $1.5 million, including decreases of $1.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs. These decreases were principally related to timing differences in the conduct of the Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and the Phase 1 clinical trial of elesclomol as a single agent in AML that were initiated in the first quarter of 2011, as well as supporting clinical drug supply. In 2012, we anticipate that the overall costs under our elesclomol program will decrease based on the clinical conduct of the ovarian and AML trials.

CRACM

In 2012 as compared to 2011, costs incurred under our CRACM program decreased by $1.6 million, principally due to a decrease of $1.6 million for personnel-related costs, related research supplies, operational overhead and stock compensation. This decrease was the result of a lower investment in CRACM research following the conclusion of the Roche Agreement on February 16, 2012. In 2012, we anticipate that the overall costs under our CRACM program will decrease as the result of this lower investment in CRACM research.

STA-9584

In 2012 as compared to 2011, costs incurred under our STA-9584 program decreased by $0.1 million, principally due to a decrease of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation. In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. In 2012, we anticipate that the overall costs under our STA-9584 program will decrease following the completion of work under this grant in March 2012.

General and Administrative Expense

	Six Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
General and administrative	$5.5	$5.6	$(0.1)	(2)%

In 2012 as compared to 2011, general and administrative expenses decreased by $0.1 million principally due to an increase of $0.2 million for personnel-related costs, operational overhead and stock compensation, offset by a $0.3 million decrease for external costs.

Interest Expense, net

	Six Months Ended June 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Interest expense, net	$1.0	$0.9	$0.1	11%

In 2012 as compared to 2011, interest expense increased by $0.1 million principally due to a full period of interest expense in connection with the Oxford Term Loan that was executed in March 2011. We anticipate that interest expense will continue to remain at levels similar to 2011.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(dollars in millions)
Cash, cash equivalents and marketable securities	$44.7	$62.9
Working capital	27.2	48.4
Cash flows (used in) provided by:
Operating activities	(28.3)	(25.0)
Investing activities	(9.6)	(17.4)
Financing activities	33.5	36.9

Our operating activities used cash of $28.3 million and $25.0 million in 2012 and 2011, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2012, our investing activities used cash of $9.6 million, including the purchases of marketable securities in the amount of $22.7 million and purchases of property and equipment in the amount of $0.2 million, offset by maturities of marketable securities in our investment portfolio in the amount of $13.3 million. In 2011, our investing activities used cash of $17.4 million, including the purchases of marketable securities in the amount of $39.7 million, offset by maturities of marketable securities in our investment portfolio in the amount of $22.3 million.

Our financing activities provided cash of $33.5 million and $36.9 million in 2012 and 2011, respectively. In 2012, we raised approximately $33.8 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012 and $0.8 million from the exercise of common stock options. In 2011, we raised $37.2 million in net cash proceeds, including $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011, $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 and $0.4 million from the exercise of common stock options. We repaid $0.3 million and $0.1 million in principal payments in 2012 and 2011, respectively, in connection with the Oxford Term Loan. We repaid $0.2 million in capital equipment leases in 2011.

Contractual Obligations and Commitments

As of June 30, 2012, there have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Registered Direct Offering

In July 2012, we entered into subscription agreements with certain directors, including our largest existing stockholder, pursuant to which we sold 3,976,702 shares of our common stock in a registered direct offering at a purchase price of $6.49 per share. These shares were sold directly to these directors without a placement agent, underwriter, broker or dealer. The net proceeds to us were approximately $25.8 million after deducting estimated offering expenses payable by us.

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

At-The-Market Issuance Sales Agreement with MLV

On May 2, 2012, we entered into an at-the-market issuance sales agreement, or Sales Agreement, with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $35 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3. We will pay MLV a commission of up to 3% of the gross proceeds of the sale of any shares sold through MLV. To date, no shares have been sold under the Sales Agreement.

Term Loans

General Electric Capital Corporation (GECC)

In September 2010, as amended in November 2010, March 2011, July 2011, January 2012 and July 2012, we entered into a $15 million loan and security agreement with GECC and one other lender, all of which was funded at the closing in September 2010, which we refer to herein as the GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We will make interest-only payments through June 2012, followed by 25 equal monthly payments of principal plus accrued interest on the outstanding balance, and an exit fee of $525,000 upon the conclusion of the GECC Term Loan. (See Note 9 of the accompanying consolidated financial statements.)

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

Liquidity

Funding Requirements

We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

•      complete the ongoing clinical trials of ganetespib in solid tumors, including the ongoing GALAXY trial, and the CHIARA and ENCHANT trials that initiated in 2012, and initiate additional clinical trials of ganetespib if supported by trial results;

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

As of June 30, 2012, we had $44.7 million in cash, cash equivalents and marketable securities, an increase of $5.0 million from $39.7 million as of December 31, 2011. This increase principally reflects the $33.0 million in net proceeds from the public offering of our common stock in January 2012 and February 2012, offset by our cash used in operations as discussed under “Cash Flows” above. In July 2012, we raised an additional $25.8 million in net proceeds from a registered direct offering of our common stock to certain directors.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources of $44.7 million as of June 30, 2012, together with the $25.8 million in net proceeds raised in the registered direct offering of our common stock in July 2012, will be sufficient to fund operations into the second half of 2013. This estimate assumes that certain activities contemplated for 2012 and 2013 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million at-the-market issuance sales agreement with MLV or other sources.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to $88.8 million in securities available for issuance, including up to $35 million in shares of common stock that we may offer and sell under the at-the-market issuance sales agreement with MLV.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of June 30, 2012, we had cash, cash equivalents and marketable securities of $44.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On July 30, 2012, we and our wholly owned subsidiary, Synta Securities Corp., as guarantor, entered into a Fifth Amendment, effective June 1, 2012 (the “Amendment”), to our $15 million Loan and Security Agreement with General Electric Capital Corporation (“GECC”), in its capacity as agent for GECC and MidCap Funding III, LLC as lenders, dated September 30, 2010, as amended on November 9, 2010, March 3, 2011, July 1, 2011, and January 23, 2012 (the “GECC Term Loan”).  The GECC Term Loan is secured by substantially all of our assets, except our intellectual property.  The GECC Term Loan also provides for a springing security interest in favor of GECC, as agent for the lenders, in our intellectual property, which would be triggered in the event that we are not in compliance with certain cash usage covenants, as defined in the GECC Term Loan.  The Amendment provides that the springing security interest in our intellectual property may not be triggered until after August 1, 2012.

Item 6.  Exhibits.

(a)           Exhibits

10.1                           Form of Subscription Agreement, dated July 25, 2012, by and between the Registrant and each of the Purchasers participating in the Registrant’s Registered Direct Offering (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2012 (File No. 001-33277)).

10.2                           Fifth Amendment, dated as of July 30, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.

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

101*                       The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SYNTA PHARMACEUTICALS CORP.

Date: August 2, 2012	By:	/s/ Safi R. Bahcall
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 2, 2012	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)