Form 10-Q
period 2012-09-30
SYNTA PHARMACEUTICALS CORP
filed 2012-11-06
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the registrant had 61,900,896 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$29,442	$30,075
Marketable securities	25,697	9,650
Prepaid expenses and other current assets	803	561
Total current assets	55,942	40,286
Property and equipment, net	1,205	1,407
Other assets	466	631
Total assets	$57,613	$42,324
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,690	$3,467
Accrued contract research costs	3,719	2,841
Other accrued liabilities	3,643	4,594
Current portion of capital lease obligations	13	12
Current portion of term loans	7,900	4,234
Total current liabilities	18,965	15,148
Long-term liabilities:
Capital lease obligations, net of current portion	4	14
Term loans, net of current portion	6,454	12,388
Total long-term liabilities	6,458	12,402
Total liabilities	25,423	27,550

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at September 30, 2012 and December 31, 2011; 61,881,097 and 49,539,808 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	5
Additional paid-in-capital	475,273	413,196
Accumulated other comprehensive income	8	3
Accumulated deficit	(443,097)	(398,430)
Total stockholders’ equity	32,190	14,774
Total liabilities and stockholders’ equity	$57,613	$42,324

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Collaboration revenues:
License and milestone revenue	$—	$1,143	$—	$3,429
Total collaboration revenues	—	1,143	—	3,429
Grant revenues	—	521	147	732
Total revenues	—	1,664	147	4,161
Operating expenses:
Research and development	11,743	10,751	35,061	30,605
General and administrative	2,796	3,131	8,324	8,749
Total operating expenses	14,539	13,882	43,385	39,354
Loss from operations	(14,539)	(12,218)	(43,238)	(35,193)
Interest expense, net	(457)	(516)	(1,429)	(1,444)
Net loss	$(14,996)	$(12,734)	$(44,667)	$(36,637)
Net loss per common share:
Basic and diluted net loss per common share	$(0.25)	$(0.26)	$(0.77)	$(0.79)
Basic and diluted weighted average number of common shares outstanding	60,661,720	49,403,589	58,235,263	46,446,328

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(14,996)	$(12,734)	$(44,667)	$(36,637)
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	4	(9)	5	4
Comprehensive loss	$(14,992)	$(12,743)	$(44,662)	$(36,633)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(44,667)	$(36,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,359	2,506
Depreciation and amortization	623	1,173
Changes in operating assets and liabilities:
Collaboration receivable	—	116
Prepaid expenses and other current assets	(242)	(931)
Other assets	165	(164)
Accounts payable	223	997
Accrued contract research costs	878	499
Other accrued liabilities	(951)	(945)
Deferred collaboration revenue	—	(3,428)
Net cash used in operating activities	(41,612)	(36,814)
Cash flows from investing activities:
Purchases of marketable securities	(45,887)	(46,994)
Maturities of marketable securities	29,845	36,644
Purchases of property and equipment	(421)	(308)
Net cash used in investing activities	(16,463)	(10,658)
Cash flows from financing activities:
Proceeds from the issuance of common stock, excluding to related parties, net of transaction costs	28,960	27,494
Proceeds from the issuance of common stock to related parties	30,759	7,734
Proceeds from term loans	—	2,000
Payment of term loans	(2,268)	(233)
Payment of capital lease obligations	(9)	(190)
Net cash provided by financing activities	57,442	36,805
Net decrease in cash and cash equivalents	(633)	(10,667)
Cash and cash equivalents at beginning of period	30,075	31,310
Cash and cash equivalents at end of period	$29,442	$20,643
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,335	$1,484

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and the consolidated results of operations, comprehensive loss and cash flows for the three months and nine months ended September 30, 2012 and 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification in the Preparation of Financial Statements

Certain amounts in prior years’ financial statements have been reclassified to conform to the current period presentation. The Company reclassified $7.7 million from proceeds from the issuance of common stock to proceeds from the issuance of common stock to related parties on the statement of cash flows for the nine months ended September 30, 2011. The reclassification had no effect on the Company’s previously reported consolidated balance sheet and results of operations as of and for the nine months ended September 30, 2011.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and nine months ended September 30, 2012 and 2011 the Company determined that no securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and nine months ended September 30, 2012 and 2011 the Company recorded no realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2012, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government-sponsored agency bonds and commercial paper. In the three months and nine months ended September 30, 2012, there were no transfers of financials assets between Levels 1 and 2. As of September 30, 2012, the Company had no financial liabilities that were recorded at fair value on the balance sheet. The fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The Company’s term loan obligations are Level 3 liabilities within the fair value hierarchy.

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

Grant Revenue

In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the one year grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $0 and $521,000 of grant revenue under this grant in the three months ended September 30, 2012 and 2011, respectively, and $147,000 and $732,000 of grant revenue under this grant in the nine months ended September 30, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and nine months ended September 30, 2012 and 2011, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2012	2011
Common stock options	6,007,123	5,918,559
Unvested restricted common stock	58,936	86,871

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$23,194	$—	$—	$23,194
Corporate debt securities due within 3 months of date of purchase (Level 2)	6,248	—	—	6,248
Total cash and cash equivalents	$29,442	$—	$—	$29,442
Marketable securities (due within 1 year of date of purchase):
Corporate debt securities (Level 2)	23,191	7	—	23,198
Government-sponsored entities (Level 2)	2,498	1	—	2,499
Total marketable securities	25,689	8	—	25,697
Total cash, cash equivalents and marketable securities	$55,131	$8	$—	$55,139

	December 31, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,326	$—	$—	$25,326
Government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	4,749	—	—	4,749
Total cash and cash equivalents	$30,075	$—	$—	$30,075
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	9,647	3	—	9,650
Total cash, cash equivalents and marketable securities	$39,722	$3	$—	$39,725

(4) Property and Equipment

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Laboratory equipment	$12,531	$12,468
Leasehold improvements	4,939	4,847
Computers and software	2,546	2,315
Furniture and fixtures	1,170	1,135
	21,186	20,765
Less accumulated depreciation and amortization	(19,981)	(19,358)
	$1,205	$1,407

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.2 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively.

(5) Stockholders’ Equity

Registered Direct Offering

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

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. In January 2012, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 6,400,000 to 7,700,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in November 2011. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of September 30, 2012, the Company had options outstanding to purchase 6,007,123 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006, had 58,936 outstanding restricted shares of common stock and had 1,954,674 shares available for future issuance.

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Shares	Weighted average exercise price
Outstanding at January 1	5,821,073	$7.54
Options granted	1,736,256	5.05
Options exercised	(269,344)	3.35
Options cancelled	(1,280,862)	8.83
Outstanding at September 30	6,007,123	$6.73
Exercisable at September 30	3,502,865	$7.96

The weighted-average grant date fair values of options granted during the three months ended September 30, 2012 and 2011 were $6.00 and $3.93, respectively, and during the nine months ended September 30, 2012 and 2011 were $4.04 and $4.27, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.

The following table summarizes unvested restricted shares during the nine months ended September 30, 2012:

	Shares	Weighted average grant date fair value
Outstanding at January 1	82,450	$4.94
Vested	(68,757)	5.27
Granted	45,243	5.47
Outstanding at September 30	58,936	$4.95

Stock-Based Compensation Expense

For the three months and nine months ended September 30, 2012 and 2011, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	.92%	2.05%	1.11%	2.49%
Expected life in years	6.23	6.25	6.24	6.25
Volatility	102%	100%	101%	101%
Expected dividend yield	—	—	—	—

Stock-based compensation during the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$765	$774	$2,222	$2,196
Restricted stock	36	93	137	310
Total stock-based compensation expense	$801	$867	$2,359	$2,506

Effect of stock-based compensation expense by line item:
Research and development	$612	$648	$1,797	$1,861
General and administrative	189	219	562	645
Total stock-based compensation expense included in net loss	$801	$867	$2,359	$2,506

Unrecognized stock-based compensation expense as of September 30, 2012 was as follows (in thousands):

	Unrecognized stock compensation expense as of September 30, 2012	Weighted average remaining period (in years)
Employee stock options	$8,305	2.76
Restricted stock	278	0.87
Total	$8,583	2.71

7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Compensation and benefits	$1,979	$2,914
Professional fees	851	1,069
Other	813	611
	$3,643	$4,594

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

The $16 million non-refundable upfront license payment was being recognized ratably using the time-based model over the estimated performance period through June 2012. In the fourth quarter of 2011, upon notification of Roche’s election to terminate the Roche Agreement, the Company accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because the Company had no remaining substantial performance obligations. Under the Roche Agreement, the Company recognized $0 and $1.1 million of license revenue in the three months ended September 30, 2012 and 2011, respectively, and $0 and $3.4 million in the nine months ended September 30, 2012 and 2011, respectively.

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

The Company made interest-only payments through June 2012. Beginning in July 2012, the Company began making 25 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the GECC Term Loan, the Company paid origination and amendment fees in the amount of $373,000 and is obligated to pay an exit fee of $525,000 at the time of the final payment of the outstanding principal.

Origination and exit fees are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. The Company paid approximately $264,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the origination fees, are included in other assets, and are being expensed over the term of the GECC Term Loan. The Company recognized approximately $82,000 and $72,000 in the three months ended September 30, 2012 and 2011, respectively, and $239,000 and $202,000 in the nine months ended September 30, 2012 and 2011, respectively, in interest expense in connection with these origination, exit and transaction fees and expenses. The Company recognized approximately $341,000 and $382,000 in the three months ended September 30, 2012 and 2011, respectively, and $1,076,000 and $1,109,000 in the nine months ended September 30, 2012 and 2011, respectively, in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

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

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. The Company recognized approximately $40,000 and $61,000 in the three months ended September 30, 2012 and 2011, respectively, and $137,000 and $136,000 in the nine months ended September 30, 2012 and 2011, respectively, in interest expense related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $66,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred, are included in other assets and are being expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of September 30, 2012 are approximately as follows (in thousands):

Year Ending December 31,
2012	$1,966
2013	7,924
2014	4,464
$14,354

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of September 30, 2012, we have funded our operations principally with $405.4 million in net proceeds from private and public offerings of our equity, as well as $17 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford.

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

In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, we entered into a collaborative license agreement with Hoffman-La Roche, or Roche, for our CRACM inhibitor program. This collaboration was terminated effective on February 16, 2012. As of September 30, 2012, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of September 30, 2012, these nonrefundable partnership payments together with the net cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate net cash proceeds of approximately $592.4 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of September 30, 2012, we had an accumulated deficit of $443.1 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

In clinical trials, ganetespib has shown promising activity in a broad range of cancers, both as a monotherapy and in combination:

•                  Monotherapy:

•                  Objective responses or anti-tumor activity have been seen in patients with ALK+ lung cancer, mutant BRAF lung cancer, mutant KRAS lung cancer, mutant KRAS gastric cancer, HER2+ breast cancer, triple-negative breast cancer, renal cancer, colorectal cancer, and melanoma.  One patient with ALK+ lung cancer and one patient with mutant KRAS gastric cancer have remained on ganetespib therapy for two years.

•                  Combination: At the European Society for Medical Oncology 2012 Congress, investigators presented encouraging results from the second interim efficacy analysis of our ongoing, randomized, Phase 2b/3 GALAXY trial evaluating ganetespib plus docetaxel vs. docetaxel alone in second-line advanced non-small cell lung cancer (NSCLC).

•      In the 172 adenocarcinoma patients enrolled as of the September 10 data cutoff, an increase in overall survival was observed in patients treated with ganetespib plus docetaxel.  A median overall survival of 7.4 months was observed in the docetaxel control arm, while median overall survival had not been reached in the ganetespib arm.  Results for docetaxel were consistent with results from prior second line NSCLC therapy trials.

•      Objective response rate and progression-free survival in adenocarcinoma patients were also improved: from 8% to 16%, and from 2.8 months to 4.2 months, in the control arm vs. ganetespib arm, respectively.  Overall response and progression-free survival rates in the control arm were consistent with results from prior trials with docetaxel in this setting.

•      Results in several GALAXY patient subpopulations, defined by pre-specified clinical and biomarker characteristics, showed a substantially improved survival difference between the control arm and ganetespib arm, as compared with the difference in the all-comer (intent-to-treat) adenocarcinoma patient population.  These findings have been incorporated into the design of the Phase 3 portion of the GALAXY program, with the objective of enriching for patients likely to derive the greatest benefit from ganetespib treatment.

•      Clinical and preclinical results were presented that suggest potent ganetespib anti-angiogenic activity. Analyses of tumor samples from patients treated with ganetespib showed a reduction of levels of hypoxia induced factor (HIF) and vascular endothelial growth factor (VEGF).  In addition, preclinical experiments demonstrated strong inhibition of tumor vasculature by ganetespib. These results suggest ganetespib offers a novel way to inhibit angiogenesis:  reducing production of angiogenesis factors, rather than targeting those signaling factors directly with an antibody (such as bevacizumab) or a kinase inhibitor.

•      A favorable safety profile was observed with the ganetespib plus docetaxel combination in adenocarcinoma patients.  Transient, mild-to-moderate diarrhea was the most common adverse event, consistent with observations from other clinical trials evaluating ganetespib.

The results observed with ganetespib monotherapy administration suggest promising potential for treating specific, targeted populations such as patients with cancers driven by increased expression or mutations in genes encoding “strong” Hsp90 clients. This represents a sizable unmet need and commercial opportunity. Our CHIARA trial, for example, evaluates ganetespib in patients with ALK+ lung cancer. There are an estimated 40,000-70,000 new patients diagnosed worldwide each year with this cancer type. Our ENCHANT trial evaluates ganetespib in patients with HER2+ or triple-negative metastatic breast cancer. Each of these subpopulations is estimated at 15-20% of the 1.4 million patients diagnosed with breast cancer worldwide each year.

The results observed to date in our GALAXY trial suggest an even broader unmet need and commercial opportunity for the combination therapy approach. Across the US, UK, Germany, France, Spain, Italy, and Japan an estimated 160,000 new patients each year progress following first-line treatment for advanced NSCLC adenocarcinoma, and receive subsequent treatment.  This is the patient population being addressed in our GALAXY trial.  In addition, over 500,000 patients receive taxanes each year, across all cancer indications. The ability to combine with taxanes with minimal additional toxicity and possible enhanced activity represents a promising opportunity not only in lung cancer but in breast, prostate, ovarian, gastric, bladder, and head and neck cancers, where taxanes are commonly used. In preclinical models, ganetespib has shown ability to enhance the activity of a number of other widely used anti-cancer agents, in addition to the taxanes, including pemetrexed, gemcitabine, bevacizumab, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine, tamoxifen, fulvestrant, temsirolimus, lapatinib, crizotinib, vemurafenib, selumetinib, and bortezomib. Combination trials with a number of these agents have recently been initiated.

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

Ganetespib also inhibits known mechanisms by which cancer cells evade or recover from other anti-cancer treatments. For example, cancer cells can minimize DNA damage caused by chemotherapy or radiation therapy through modification of cell cycle dynamics and activation of DNA repair processes. Many of the cell cycle and DNA repair components — such as ATM, ATR, CHK1, BRCA1, and WEE1 — are Hsp90 client proteins.

Ganetespib has shown activity both as a monotherapy and in combination in a broad range of in vitro and in vivo models of cancer.  Combination activity has been observed in models of ALK+ NSCLC with Xalkori, KRAS mutant NSCLC with Taxotere, EGFR mutant NSCLC with Avastin, HER2+ breast cancer with Tykerb, colorectal cancer with radiation or platinum therapy, BRAF mutant melanoma with Zelboraf, hormone refractory prostate cancer with mTOR inhibitors, and AML with cytarabine.

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

Ganetespib Clinical Trials

Ganetespib is being evaluated in over 20 clinical trials ongoing, currently initiating, or recently completed, including trials in lung, breast, colorectal, gastric, prostate, melanoma, and pancreatic cancers, as well as in certain types of blood cancers. Many of these trials are sponsored by individual investigators or groups of investigators. We are sponsoring three principal ongoing trials evaluating ganetespib activity:

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

Cancer treatments are often given in combination in order to maximize benefit to patients. A challenge with combination therapy is that the added toxicities from combining two or more anti-cancer agents may not be tolerable, particularly if the toxicity profiles overlap. The favorable safety profile seen to date with ganetespib and the non-overlapping toxicities with many standard-of-care agents support such a combination therapy approach.

Results to date suggest potential for combining ganetespib and taxanes. These include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity, strong synergistic results in in vitro and in vivo experiments, and the encouraging safety profile seen in our Phase 1 and Phase 2b/3 combination studies of ganetespib and docetaxel.

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

The Phase 2b portion of the trial was designed to enroll 240 second-line advanced NSCLC patients in order to evaluate several pre-specified hypotheses on which patients might be most responsive to combination treatment. On initial design the co-primary endpoints were progression-free survival in all patients (the ITT or intent-to-treat population) and overall survival in patients with elevated baseline level of serum LDH. Several months after trial initiation, but before any substantial patient enrollment, the trial was amended to elevate improvement in progression-free survival in patients with mutant KRAS (the mKRAS population) from a secondary endpoint to a co-primary endpoint, based on clinical results observed in a separate ganetespib trial around that time. Both LDH and mutant KRAS were pre-specified for evaluation from blood and tumor tissue, respectively, by an independent, central laboratory.

The GALAXY trial was designed to enroll patients with all histologies — including both adenocarcinoma and squamous cell. Earlier this year enrollment of patients with non-adenocarcinoma histologies (which consists primarily of squamous cell carcinomas) was terminated based on the lack of benefit observed in this population; possible safety concerns, including risk of bleeding; a trend towards survival disadvantage; and the consistency of the emerging ganetespib profile with known anti-angiogenic agents, for which patients with squamous cell carcinoma histology are commonly excluded from clinical trials or labeled indications. The trial was amended at that time to enroll 240 patients with adenocarcinoma histology only.

The current co-primary endpoints of the first-stage, Phase 2b portion are: PFS in patients with elevated LDH and PFS in patients with mutant KRAS.  Both of these represent patient populations with particularly high unmet medical need and for which there are encouraging preclinical and early clinical results supporting the use of ganetespib.  Key secondary endpoints, to be evaluated with the statistical gatekeeping methodology, include OS and PFS in the all adenocarcinoma population. The Phase 2b stage is 90% powered to detect a PFS improvement from 6 to 12 weeks in patients with elevated LDH and from 5 weeks to 10 weeks in patients with mutant KRAS. For all adenocarcinoma patients, GALAXY is 88% powered to detect an improvement in PFS from 3 to 4.5 months, and 73% powered to detect an improvement in overall survival from 6 to 8.5 months.  All powering assumptions are based on a 1-sided alpha of 0.05.

GALAXY Interim Results

In a June 2012 press release we reported top line results from a planned interim analysis of the GALAXY trial.  The analysis was planned for when approximately 50% of patients had been enrolled. At the time of this analysis, completed in June, a total of 114 adenocarcinoma and 69 non-adenocarcinoma patients had been enrolled.

On September 29, 2012, we reported results from the second interim efficacy analysis at the European Society for Medical Oncology 2012 Congress (ESMO). This analysis was planned for when approximately 80% of patients had been enrolled. At the time of the September 10 data cutoff, 172 adenocarcinoma patients had been entered into the clinical database.  There were 88 patients in the docetaxel control arm and 84 patients in the ganetespib arm. Baseline characteristics were generally well balanced between both arms.  An additional analysis was planned for patients who would have a minimum of 6 months of follow-up, defined by those patients enrolled before March 20.  There were 38 patients in the docetaxel control arm and 39 patients in the ganetespib arm in this group.  Baseline characteristics were also generally well balanced between both arms in this group.  Overall survival results are described in the table below. Median survival for the docetaxel control arm in both groups was consistent with comparable historical results. Median survival had not yet been reached for the combination arm.

Overall survival, all adenocarcinoma patients

	All patients in database (N=172)	All patients enrolled more than 6 months prior to data cutoff (N=77)

HR	0.688	0.568
C.I. (90%)	(0.417, 1.135)	(0.312, 1.032)
p-Value	0.183	0.056
Median (D vs G+D)	7.4 mo vs. NR	7.4 mo vs NR

HR: Hazard ratio, C.I.: confidence interval, NR: not reached

Hazard ratio (HR) represents the odds that a patient in the experimental treatment arm will experience the event of interest (such as death or disease progression) before a patient in the control arm.  A hazard ratio of 1.0 corresponds to no treatment effect, while a hazard ratio of less than 1.0 signifies that the treatment is working better than the control.

Progression free survival was 2.8 months vs. 4.2 months (p=0.076) and overall response rate was 8% vs. 16% (p=0.078) for docetaxel vs. ganetespib plus docetaxel, respectively. All p-values are calculated using the 1-sided stratified log-rank test for survival endpoints and using Fisher’s Exact test for response rate.

Shown below are the Kaplan-Meier analyses of overall survival. The Y-axes represent the fraction of patients alive in each arm of the study.

Overall survival, all adenocarcinoma patients (n=172)

Overall survival, patients enrolled > 6 months prior to data cutoff (n=77)

In the GALAXY Phase 2b trial there are four pre-specified stratification factors and one additional biomarker defined primary endpoint subpopulation (mutant KRAS patients).  Results for these patient populations are shown below.

Overall survival, pre-specified subpopulations and stratification groups

LDH	Elevated	Normal
N	49	123
HR	0.67	0.69
C.I. (90%)	(0.33,1.37)	(0.33,1.40)
p-Value	0.18	0.19

KRAS	Mutant	Wild-type/ND
N	38	94
HR	0.41	0.72
C.I. (90%)	(0.15,1.16)	(0.36,1.45)
p-Value	0.07	0.22

Time since diagnosis of advanced disease	>6 mo	<=6 mo
N	108	51
HR	0.37	1.83
C.I. (90%)	(0.18,0.77)	(0.80,4.19)
p-Value	0.01	0.89

Smoking status	Never/past	Current
N	130	42
HR	0.48	1.61
C.I. (90%)	(0.26,0.90)	(0.67,3.89)
p-Value	0.02	0.81

ECOG Performance Status	0	1
N	80	92
HR	0.75	0.72
C.I. (90%)	(0.33,1.73)	(0.38,1.35)
p-Value	0.29	0.19

ND: not determined

Results in several of these patient subpopulations showed a substantially improved survival difference between the control arm and ganetespib arm, reflected in a substantially lower hazard ratio as compared with the all-comers, or intent-to-treat, patient population.  These findings have been used to inform the design of the Phase 3 portion of the GALAXY program, in order to enrich for patients likely to derive the greatest benefit from ganetespib treatment.

The adverse event profile was comparable between both arms. The proportion of adenocarcinoma patients with at least one adverse event (AE) was 69% vs. 90%; with grade 3 or 4 AEs was 37% vs. 56%; with AEs leading to treatment discontinuation was 8% vs. 15%; and with AEs with outcome of death were 8% vs. 7%, for D (N=86) vs. G+D (N=81), respectively. The most common AEs, all grades were neutropenia (50% vs. 49%), diarrhea (12% vs. 42%) and fatigue (20% vs. 31%), for D vs. G+D, respectively. Diarrhea and fatigue were predominantly grade 1 and grade 2; the incidence of grade 3 or 4 diarrhea was 0% vs. 4% and grade 3 or 4 fatigue was 2% vs. 5% in D vs. G+D, respectively. The most common grade 3 or 4 AEs were neutropenia (34% vs. 35%), febrile neutropenia (2% vs. 10%), and fatigue (2% vs. 5%). Compared to other Hsp90 inhibitors, there were relatively few reported incidences of ocular toxicity, 4 (5%) in the G+D arm and 1 (1%) in the D arm, all of which were transient and grade 1 or 2.  None of the ocular toxicity cases were described as visual impairment.

Changing the biology of tumors: ganetespib inhibition of hypoxia-induced factor (HIF)

HIF-1alpha is a cellular protein whose expression in cells rises rapidly as oxygen supply to the cell is reduced.  Preclinical experiments have shown that this protein transcribes (activates) genes involved in properties that drive the growth and spread of tumors including metastasis, angiogenesis, suppression of the immune response, survival of stem or tumor-initiating cells, and resistance to treatment with other therapies including chemotherapy, radiotherapy, and immunotherapy.  HIF-1alpha is a known client protein of Hsp90.  Experiments by us and our collaborators have shown the treatment with ganetespib strongly reduces the level of HIF-1alpha in cancer cells.  Inhibition of HIF-1alpha has been shown in preclinical experiments to reduce the ability of tumor cells to spread (metastasize), grow new blood vessels (angiogenesis), suppress the anti-tumor immune response, and resist chemotherapy.

Our collaborators at Emory University have demonstrated elements of these findings in patients.  Tumor samples from rectal cancer patients treated with ganetespib were shown to have significantly lower levels of HIF-1alpha and VEGF, a driver of angiogenesis, after treatment with ganetespib as compared to before treatment.  Preclinical experiments confirmed that treatment with ganetespib disrupts blood vessels surrounding tumors comparable to traditional anti-angiogenic agents, and that the reduction in VEGF levels induced by ganetespib is likely to be due to its inhibition of HIF-1alpha.

Reduced angiogenesis is an example of how inhibiting Hsp90 offers a unique approach to changing the biology of tumors.  Monoclonal antibodies and kinase inhibitors bind directly to signaling factors that drive cancer cell survival and proliferation to inhibit their activity.  Herceptin, for example, binds HER2, Erbitux binds EGFR, and Avastin binds VEGF.  The kinase inhibitor Gleevec binds to BCR-ABL, Tarceva binds to EGFR, and Sutent binds to VEGFR, PDGFR and others.  Ganetespib, on the other hand, inhibits the production and decreases the expression of many of these growth factors by targeting their reliance on the Hsp90 chaperone.  This has the advantages of simultaneously suppressing multiple growth factors, reducing common resistance mechanisms, and providing a distinct and complementary approach to direct growth factor inhibition by antibodies or kinase inhibtors.

Summary of GALAXY Trial Interim Findings

•                  In the 172 adenocarcinoma patients enrolled as of the September 10 data cutoff, an increase in overall survival was observed in patients treated with ganetespib plus docetaxel.  A median overall survival of 7.4 months was observed in the docetaxel control arm, while median overall survival had not been reached in the ganetespib arm.  Results for docetaxel were consistent with results from prior second line NSCLC therapy trials.

•                  Objective response rate and progression-free survival in adenocarcinoma patients were also improved: from 8% to 16%, and from 2.8 months to 4.2 months, in the control arm vs. ganetespib arm, respectively.  Overall response and progression-free survival rates in the control arm were consistent with results from prior trials with docetaxel in this setting.

•                  Results in several GALAXY patient subpopulations, defined by pre-specified clinical and biomarker characteristics, showed a substantially improved survival difference between the control arm and ganetespib arm, as compared with the difference in the all-comer (intent-to-treat) adenocarcinoma patient population.  These findings have been incorporated into the design of the Phase 3 portion of the GALAXY program, with the objective of enriching for patients likely to derive the greatest benefit from ganetespib treatment.

•                  Clinical and preclinical results were presented that suggest potent ganetespib anti-angiogenic activity. Analyses of tumor samples from patients treated with ganetespib showed a reduction of levels of hypoxia induced factor (HIF) and vascular endothelial growth factor (VEGF).  In addition, preclinical experiments demonstrated strong inhibition of tumor vasculature by ganetespib. These results suggest ganetespib offers a novel way to inhibit angiogenesis:  reducing production of angiogenesis factors, rather than targeting those signaling factors directly with an antibody (such as bevacizumab) or a kinase inhibitor.

•                  A favorable safety profile was observed with the ganetespib plus docetaxel combination in adenocarcinoma patients.  Transient, mild-to-moderate diarrhea was the most common adverse event, consistent with observations from other clinical trials evaluating ganetespib.

GALAXY Trial Plans

Enrollment

We recently completed enrollment of the planned 240 adenocarcinoma patients for the Phase 2b portion of the GALAXY program. The clinical trial protocol specifies that additional patients with elevated LDH or mutant KRAS may be enrolled up to a prespecified maximum number of patients with each of these baseline characteristics.  We have elected to continue with the trial and enroll these additional patients. We expect to enroll up to 60 additional patients in these subpopulations, which will bring the total GALAXY Phase 2b enrollment to approximately 300 adenocarcinoma patients.

Transition to Phase 3

We recently completed an End-of-Phase 2 (EOP2) meeting with the Food and Drug Administration (FDA) to review plans for the Phase 3 portion of the GALAXY program.  We have incorporated comments from the EOP2 meeting into the Phase 3 protocol and are currently initiating this trial.  We expect enrollment to begin early next year.

The Phase 3 trial has the same design as the Phase 2b trial.  Adenocarcinoma patients with advanced NSCLC who have received one prior chemotherapy regimen will be randomized 1:1 to treatment with either docetaxel plus ganetespib or docetaxel alone.  The same dose and schedule used in the Phase 2b trial will be used in the Phase 3 trial.  Patients on both arms will receive docetaxel generally for four to six 21-day cycles, as per standard practice at their treatment center.  After completion of docetaxel treatment, patients on the ganetespib arm are eligible to continue to receive ganetespib monotherapy as maintenance treatment.  The trial will be conducted in many of the 60 centers across Europe and North America that participated in the Phase 2b trial, together with up to 60 additional centers.

The Phase 3 trial will enroll approximately 500 adenocarcinoma patients and overall survival will be the primary endpoint. Based on results from the Phase 2b trial, the Phase 3 trial will exclude patients who experienced rapidly progressing disease, an estimated 30 to 40% of the total eligible population. The resulting population, which excludes rapidly progressing patients, showed a substantially enhanced survival difference between the ganetespib arm and the control arm in the Phase 2b trial as compared to the survival difference observed in the total population.

Data timing

Based on our current plans and projections, we anticipate final PFS and updated overall survival data from the Phase 2b portion of GALAXY in the first half of 2013, and final overall survival data in the second half of 2013. Two event-driven interim analyses of the overall survival primary endpoint of the Phase 3 trial have been specified. Based on current projections and statistical assumptions, we expect these analyses, together with the final overall survival analysis, to occur in 2014.  Additional elements of the Phase 3 trial design will be announced following the start of enrollment

Ganetespib as Monotherapy

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

Results presented at these meetings also showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients who were ALK+, i.e., for whom tumor genetic testing revealed rearrangements in the ALK gene, experienced confirmed partial responses following treatment with ganetespib (a 50% objective response rate, using the standard definition of complete response plus partial response). These responses were durable, with the responding patients remaining on therapy an average of about one year (range 7 to >24 months). Six of these eight patients experienced tumor shrinkage in target lesions, and seven of these eight patients (88%) achieved disease control for eight weeks or more. These results are encouraging when compared to results typically seen with chemotherapy and other agents in these advanced NSCLC treatment settings, for which objective response rates have been in the range of 5-10%.

Although only eight crizotinib-untreated, ALK+ patients were reported in this trial, these results are comparable to those seen with the direct ALK inhibitor Xalkori® (crizotinib), which was granted accelerated approval in August 2011 by the FDA for the treatment of ALK+ NSCLC. In a Phase 1 trial enrolling 136 ALK+ patients and in a single-arm Phase 2 trial in 119 ALK+ patients, crizotinib demonstrated a 50% and a 61% objective response rate, respectively, by investigator review, and a 42% and 51% objective response rate, respectively, by independent review.

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

To further characterize ganetespib activity in this treatment setting, we recently initiated the CHIARA trial to evaluate ganetespib monotherapy in ALK+ NSCLC patients who have not been previously treated with a direct ALK inhibitor. Based on our current estimates, a pre-specified interim analysis in the first 20 patients enrolled in CHIARA is expected to occur in the first half of 2013.

In addition to CHIARA, a number of cancer centers and cooperative groups have approached us with proposals to support trials evaluating ganetespib in combination with other agents in ALK+ disease. An investigator-sponsored Phase 1/2 trial evaluating ganetespib and crizotinib combinations in patients with ALK+ NSCLC that have not been previously treated with an ALK inhibitor began enrolling patients at Memorial Sloan-Kettering Cancer Center (MSKCC) in New York City earlier this year.

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

We recently initiated the ENCHANT trial designed to evaluate ganetespib monotherapy as first-line treatment for both metastatic HER2+ breast cancer and TNBC. Patients in both cohorts will be assessed at baseline and at week 3, 6, and 12 with a combination of PET and CT scans. The primary endpoint of this study is overall response rate at week 12.  Up to 35 patients will be enrolled in each of the HER2+ and TNBC cohorts.  We expect preliminary results from the ENCHANT trial in the first half of 2013.

In addition to evaluating monotherapy administration of ganetespib in breast cancer, we and our collaborators believe that combination therapy with ganetespib has promise.  MSKCC has announced that it will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, and ganetespib in combination with paclitaxel in TNBC.

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

•                  a randomized trial evaluating the combination of fulvestrant and ganetespib in patients with hormone receptor-positive, metastatic breast cancer, being conducted at the Dana-Farber Cancer Institute, which began enrolling patients earlier this year

•                  a trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being conducted at Emory University, which began enrolling patients earlier this year

•                  a trial evaluating both ganetespib monotherapy and the combination of ganetespib and bortezomib in multiple myeloma, supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation, which began enrolling patients earlier this year

•                  a randomized trial evaluating the combination of ganetespib and low dose ara-C chemotherapy in elderly patients with acute myeloid leukemia (AML), which began enrolling patients earlier this year.

•                  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by Cancer Research UK, which is expected to initiate later this year

Additional ongoing investigator-sponsored trials include trials in prostate cancer, pancreatic cancer, liver cancer, melanoma, and ocular melanoma. In addition to the trials described above, a European cooperative group plans to initiate a randomized trial comparing paclitaxel with and without ganetespib in patients with advanced ovarian cancer in 2013.

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

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. In addition, we may obtain unexpected or unfavorable results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

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

Consolidated Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenue

	Three Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$—	$1.1	$(1.1)	(100)%
Total collaboration revenue	—	1.1	(1.1)	(100)%
Grant revenue	—	0.5	(0.5)	(100)%
Total revenue	$—	$1.6	$(1.6)	(100)%

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

Grant revenue

In 2012 as compared to 2011, grant revenue decreased by $0.5 million. In March 2011, we received a grant from the DoD in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. We recognized $0 and $0.5 million of grant revenue under this grant in the three months ended September 30, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

Research and Development Expense

	Three Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$11.1	$7.8	$3.3	42%
Elesclomol	0.1	0.9	(0.8)	(89)%
Total clinical-stage drug candidates	11.2	8.7	2.5	29%
CRACM	0.5	1.6	(1.1)	(69)%
STA-9584	—	0.4	(0.4)	(100)%
Total research and development	$11.7	$10.7	$1.0	9%

Ganetespib

In 2012 as compared to 2011, costs incurred under our ganetespib program increased by $3.3 million, including increases of $1.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.8 million for external costs. These increases were principally due to the near completion of patient enrollment in the Phase 2b portion of the GALAXY trial that was initiated in the second quarter of 2011, start-up activities conducted in support of the CHIARA and ENCHANT trials that initiated in 2012, and increases related to the conduct of supporting drug supply and other non-clinical activities. We anticipate that the overall costs under our ganetespib program in 2012 as compared to 2011 will continue to increase as we further advance clinical development, including the transition of the ongoing Phase 2b portion of the GALAXY trial to the planned Phase 3 portion and the conduct of the CHIARA and ENCHANT trials, as well as the conduct of non-clinical supporting activities.

Elesclomol

In 2012 as compared to 2011, costs incurred under our elesclomol program decreased by $0.8 million, including decreases of $0.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs. These decreases were principally related to timing differences in the conduct of the Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and the Phase 1 clinical trial of elesclomol as a single agent in AML that were initiated in the first quarter of 2011, as well as supporting clinical drug supply. We anticipate that the overall costs under our elesclomol program in 2012 as compared to 2011 will continue to decrease.

CRACM

In 2012 as compared to 2011, costs incurred under our CRACM program decreased by $1.1 million, principally due to a decrease of $1.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation. This decrease was the result of a lower investment in CRACM research following the conclusion of the Roche Agreement on February 16, 2012. We anticipate that the overall costs under our CRACM program in 2012 as compared to 2011 will continue to decrease.

STA-9584

In 2012 as compared to 2011, costs incurred under our STA-9584 program decreased by $0.4 million, including decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs. In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. As our main focus continues to be advancing our ganetespib program, additional investments in our STA-9584 program are dependent upon obtaining funding from additional grants or partnerships.

General and Administrative Expense

	Three Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
General and administrative	$2.8	$3.1	$(0.3)	(10)%

In 2012 as compared to 2011, general and administrative expenses decreased by $0.3 million principally due to an increase of $0.1 million for personnel-related costs, operational overhead and stock compensation, offset by a $0.4 million decrease for external costs. In 2012 as compared to 2011, we anticipate that general and administrative expenses will continue to remain at levels similar to 2011.

Interest Expense, net

	Three Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Interest expense, net	$0.4	$0.5	$(0.1)	(20)%

In 2012 as compared to 2011, interest expense decreased due to the commencement of principal payments under the GECC Term Loan that began in July 2012. In 2012 as compared to 2011, we anticipate that interest expense will continue to decrease as principal continues to be paid under the GECC Term Loan.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenue

	Nine Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$—	$3.4	$(3.4)	(100)%
Total collaboration revenue	—	3.4	(3.4)	(100)%
Grant revenue	0.1	0.7	(0.6)	(86)%
Total revenue	$0.1	$4.1	$(4.0)	(98)%

Roche

In 2012 as compared to 2011, license and milestone revenue under the Roche Agreement decreased by $3.4 million. Roche terminated the Roche Agreement effective February 16, 2012. In the fourth quarter of 2011, upon notification of Roche’s election to terminate the Roche Agreement, we accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because we had no remaining significant performance obligations.

Grant revenue

In 2012 as compared to 2011, grant revenue decreased by $0.6 million. In March 2011, we received a grant from the DoD in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. We recognized $0.1 million and $0.7 million of grant revenue under this grant in the nine months ended September 30, 2012 and 2011, respectively, and $1 million of grant revenue during the one year grant period.

Research and Development Expense

	Nine Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$31.7	$21.7	$10.0	46%
Elesclomol	0.8	3.1	(2.3)	(74)%
Total clinical-stage drug candidates	32.5	24.8	7.7	31%
CRACM	2.2	4.9	(2.7)	(55)%
STA-9584	0.2	0.7	(0.5)	(71)%
Early stage programs and other	0.2	0.2	—	—%
Total research and development	$35.1	$30.6	$4.5	15%

Ganetespib

In 2012 as compared to 2011, costs incurred under our ganetespib program increased by $10.0 million, including increases of $4.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $6.0 million for external costs. These increases were principally due to the near completion of patient enrollment in the Phase 2b portion of the GALAXY trial that was initiated in the second quarter of 2011, start-up activities conducted in support of the CHIARA and ENCHANT trials that initiated in 2012, and increases related to the conduct of supporting drug supply and other non-clinical activities.

Elesclomol

In 2012 as compared to 2011, costs incurred under our elesclomol program decreased by $2.3 million, including decreases of $1.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.8 million for external costs. These decreases were principally related to timing differences in the conduct of the Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and the Phase 1 clinical trial of elesclomol as a single agent in AML that were initiated in the first quarter of 2011, as well as supporting clinical drug supply.

CRACM

In 2012 as compared to 2011, costs incurred under our CRACM program decreased by $2.7 million, principally due to a decrease of $2.7 million for personnel-related costs, related research supplies, operational overhead and stock compensation. This decrease was the result of a lower investment in CRACM research following the conclusion of the Roche Agreement on February 16, 2012.

STA-9584

In 2012 as compared to 2011, costs incurred under our STA-9584 program decreased by $0.5 million, principally due to decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs. In March 2011, we received a $1 million grant from the DoD for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012.

General and Administrative Expense

	Nine Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
General and administrative	$8.3	$8.7	$(0.4)	(5)%

In 2012 as compared to 2011, general and administrative expenses decreased by $0.4 million principally due to an increase of $0.3 million for personnel-related costs, operational overhead and stock compensation, offset by a $0.7 million decrease for external costs.

Interest Expense, net

	Nine Months Ended September 30,		2012 to 2011 Change
	2012	2011	$	%
	(dollars in millions)
Interest expense, net	$1.4	$1.4	$—	—%

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(dollars in millions)
Cash, cash equivalents and marketable securities	$55.1	$50.7
Working capital	37.0	34.9
Cash flows (used in) provided by:
Operating activities	(41.6)	(36.8)
Investing activities	(16.5)	(10.7)
Financing activities	57.4	36.8

Our operating activities used cash of $41.6 million and $36.8 million in 2012 and 2011, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2012, our investing activities used cash of $16.5 million, including the purchases of marketable securities in the amount of $45.9 million and purchases of property and equipment in the amount of $0.4 million, offset by maturities of marketable securities in our investment portfolio in the amount of $29.8 million. In 2011, our investing activities used cash of $10.7 million, including the purchases of marketable securities in the amount of $47.0 million and purchases of property and equipment in the amount of $0.3 million, offset by maturities of marketable securities in our investment portfolio in the amount of $36.6 million.

Our financing activities provided cash of $57.4 million and $36.8 million in 2012 and 2011, respectively. In 2012, we raised approximately $59.7 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012, $25.8 million in net proceeds from the sale of 3,976,702 shares of our common stock in a registered direct offering in July 2012 and $0.9 million from the exercise of common stock options. In 2011, we raised $37.2 million in net cash proceeds, including $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011, $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 and $0.4 million from the exercise of common stock options. We repaid $2.3 million and $0.2 million in principal payments in 2012 and 2011, respectively, in connection with the GECC Term Loan and the Oxford Term Loan. In July 2012, we began making 25 equal monthly payments of principal under the GECC Term Loan. We repaid $0.2 million in capital equipment leases in 2011.

Contractual Obligations and Commitments

As of September 30, 2012, there have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Term Loans

General Electric Capital Corporation (GECC)

In September 2010, as amended in November 2010, March 2011, July 2011, January 2012 and July 2012, we entered into a $15 million loan and security agreement with GECC and one other lender, all of which was funded at the closing in September 2010, which we refer to herein as the GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We made interest-only payments through June 2012. In July 2012, we began making 25 equal monthly payments of principal plus accrued interest on the outstanding balance and will pay an exit fee of $525,000 upon the conclusion of the GECC Term Loan. (See Note 9 of the accompanying consolidated financial statements.)

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

Liquidity

Funding Requirements

We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

•                  complete the ongoing clinical trials of ganetespib in solid tumors, including the ongoing Phase 2b portion and the planned Phase 3 portion of the GALAXY trial, and the CHIARA and ENCHANT trials that initiated in 2012, and initiate additional clinical trials of ganetespib if supported by trial results;

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

As of September 30, 2012, we had $55.1 million in cash, cash equivalents and marketable securities, an increase of $15.4 million from $39.7 million as of December 31, 2011. This increase principally reflects the $58.8 million in net proceeds raised from the public and registered direct offerings of our common stock in 2012, offset by our cash used in operations as discussed under “Cash Flows” above.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into the second half of 2013. This estimate assumes that the timing and nature of activities contemplated for 2013 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $35 million at-the-market issuance sales agreement with MLV or other sources.

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

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of September 30, 2012, we had cash, cash equivalents and marketable securities of $55.1 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term money market fund, as well as high-grade corporate and government-sponsored agency bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

101*                       The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SYNTA PHARMACEUTICALS CORP.

Date: November 6, 2012	By:	/s/ Safi R. Bahcall
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2012	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)