Form 10-K
period 2012-12-31
SYNTA PHARMACEUTICALS CORP
filed 2013-03-14
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $206,423,923.

          As of March 8, 2013 the registrant had 69,054,951 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders.

 PART I

Item 1.    BUSINESS

The Company

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials for treating multiple types of cancer and several drug candidates in the preclinical stage of development. All of our drug candidates have been discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We retain full ownership of all of our drug candidates.

        In 2012, we made significant progress with the development of our lead drug candidate, ganetespib, which is currently being evaluated in a broad range of trials including lung, breast, and other solid tumor and hematologic cancers. Over 20 clinical trials with ganetespib are ongoing, recently completed, or currently initiating.

        Key achievements in 2012 include:

  •
  At the European Society for Medical Oncology (ESMO) 2012 Congress in Vienna, Austria, investigators reported encouraging interim results from the first 172 patients enrolled in our 300-patient GALAXY-1 trial, a global, randomized study comparing standard-of-care docetaxel alone and in combination with ganetespib as second-line treatment of advanced non-small cell lung cancer (NSCLC) with adenocarcinoma histology.

  •
  Completed target enrollment of the first 240 patients of GALAXY-1 and progressed to the expansion stage, enrolling an additional 60 patients with certain prespecified NSCLC disease characteristics.

  •
  Initiated GALAXY-2, a 500-patient, global, randomized, confirmatory Phase 3 clinical trial evaluating ganetepsib plus docetaxel vs. docetaxel alone for the treatment of second-line advanced NSCLC, as with GALAXY-1. Results from the GALAXY-1 interim analysis were used to inform the design of GALAXY-2, enriching for those patients who showed enhanced clinical benefit from treatment with ganetespib.

  •
  Initiated the CHIARA and ENCHANT company-sponsored clinical trials to evaluate ganetespib monotherapy in ALK+ NSCLC and HER-2+ or triple-negative metastatic breast cancer, respectively.

  •
  Initiated a number of investigator-sponsored trials evaluating ganetespib with other widely used cancer drugs. Outcomes of these studies may inform future company-sponsored trials with ganetespib.

  •
  Presented and published preclinical results demonstrating the activity of ganetespib in various preclinical models of genetically-defined cancers, as well as activity with commonly used chemotherapeutic and targeted therapies and other experimental agents.

  •
  Presented results at the American Society of Clinical Oncology (ASCO) meeting in June 2012 showing that common ocular toxicities seen with some Hsp90 inhibitors, but not observed in clinical trials with ganetespib or with 17-AAG, are associated with physicochemical properties that affect drug distribution to the eye.

  •
  Established in preclinical models that ganetespib inhibits new blood vessel formation (angiogenesis) and reduces tumor spread (metastasis). Showed in preclinical models that treatment with ganetespib leads to the destabilization and degradation of key proteins known to drive angiogenesis and metastasis.

  •
  Demonstrated in patients that treatment with ganetespib inhibits certain key cancer-promoting proteins, such as hypoxia induced factor 1 alpha (HIF-1alpha) and vascular endothelial growth factor (VEGF), believed to contribute to both angiogenesis and growth of metastases.

        In addition to progress with our ganetespib program, we also made significant progress with our elesclomol and calcium release activated channel M1 (CRACM) inhibitor programs. We continued development of elesclomol in patients with advanced ovarian cancer, a trial being conducted by the Gynecologic Oncology Group (GOG) and supported by the National Cancer Institute (NCI), and in patients with acute myeloid leukemia (AML). The ovarian cancer trial has met the pre-specified response rate efficacy requirement to advance to stage 2 and full enrollment. Evaluation of several of our CRACM inhibitor compounds showed favorable safety and activity in animal models of inflammatory disease.

        We believe that the broad clinical and commercial potential of our drug candidates, together with our operational capabilities and additional competitive advantages, provide us with multiple, sustainable growth opportunities. Our capabilities and advantages include: our intellectual property portfolio, consisting of over 800 issued and pending patents; the full ownership of all commercial rights in all geographic regions to our programs; our ability to integrate discovery, translational, and clinical research to optimize our development programs and further strengthen our intellectual property position; our operational experience in effectively managing large-scale, global clinical programs; our strong network of relationships with leading investigators and medical centers; our proprietary chemical compound library and the strength of our drug discovery platform; and the skills, talent, and level of industry experience of our employees.

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

Our Drug Candidate Pipeline

        The following table summarizes the current status of our most advanced research and development programs:

	Product Candidate	Trial	Stage	Development Status
Oncology	Ganetespib Hsp90 inhibitor (Key ongoing / initiating company-sponsored trials)	Adenocarcinoma NSCLC, second-line, randomized, docetaxel +/- ganetespib (GALAXY-2)	Phase 3	Initiating
		Adenocarcinoma NSCLC, second-line, randomized, docetaxel +/- ganetespib (GALAXY-1)	Phase 2b/3	Enrolled last patient of 240-patient initial target in November 2012; overall survival analysis 6-months from last patient expected Q2 2013; final PFS and 12-month OS results expected 2H 2013
		ALK+ NSCLC (CHIARA)	Phase 2	Ongoing
		Breast cancer (ENCHANT)	Phase 2	Ongoing
		NSCLC, monotherapy	Phase 2	Completed
(Key ongoing / initiating third-party sponsored trials)
		Breast cancer, combination with Herceptin, Taxol	Phase 2	Initiating
		Mesothelioma, combination with pemetrexed, cisplatin	Phase 1/2	Initiating
		HR+ breast cancer, combination with fulvestrant	Phase 2	Ongoing
		ALK+ lung cancer, combination with crizotinib	Phase 1/2	Ongoing
		Acute myeloid leukemia, combination with ara-C	Phase 2	Ongoing
		Rectal cancer, combination with radiotherapy	Phase 2	Ongoing
		Multiple myeloma, combination with Velcade	Phase 1/2	Ongoing
	Additional Hsp90 inhibitors	Cancer	Preclinical development	Ongoing
	Elesclomol Mitochondria-targeting agent	Ovarian cancer	Phase 2	Ongoing
		Acute myeloid leukemia	Phase 1	Ongoing
	STA-9584 Vascular disrupting agent	Prostate cancer	Preclinical development	Ongoing
Inflammatory Diseases	CRACM channel inhibitors	Autoimmune diseases Respiratory conditions Transplant	Preclinical development	Ongoing
	IL-12/23 inhibitors	Autoimmune diseases	Lead optimization	Ongoing

        We retain full ownership of all of our drug candidates.

        In the above table and throughout this report, lead optimization indicates a stage at which compounds have shown activity, selectivity, and efficacy in animal models, as well as an acceptable preliminary safety profile. These compounds are being optimized for selectivity and potency, drug-like properties, and safety before entering into preclinical development. Preclinical development activities include manufacturing, formulation, pharmacology and toxicology studies prior to initiating a Phase 1 clinical trial. Phase 1 indicates initial clinical safety testing and pharmacological profiling in healthy volunteers, with the exception that Phase 1 clinical trials in oncology are typically performed in patients with cancer. Phase 2 involves efficacy testing and continued safety testing in patients with a specific disease. There are multiple types of Phase 2 trials: Phase 2 trials may include a Phase 1 dose-escalation stage (Phase 1/2); they may be single-arm, with relatively few patients (Phase 2a); or they may be randomized and controlled, with a larger number of patients (Phase 2b). Phase 3 indicates a confirmatory study of efficacy and safety in a larger patient population, and may involve comparison with placebo, standard treatments, or other active comparators.

Oncology Programs

        We have two clinical-stage programs and several preclinical-stage programs in oncology. Our clinical-stage drug candidates include:

  •
  Ganetespib, Hsp90 inhibitor:  Ganetespib is a potent, synthetic, small molecule inhibitor of heat shock protein 90 (Hsp90), a chaperone protein that is essential to the function of certain other proteins, such as tyrosine kinases and transcription factors that drive the growth, proliferation, and survival of many different types of cancer. Ganetespib is currently being evaluated in a broad range of clinical trials both in combination with other therapies and as a single agent. In 2011, we initiated the GALAXY-1 clinical trial, a 300-patient, global, randomized, Phase 2b/3 study of ganetespib in combination with docetaxel vs. docetaxel alone in patients with advanced NSCLC who had progressed following one prior treatment for advanced disease (second-line patients). In the fourth quarter of 2012, we initiated GALAXY-2, a 500-patient, global, randomized, confirmatory Phase 3 clinical trial evaluating ganetespib plus docetaxel vs. docetaxel alone in second-line advanced NSCLC, as with GALAXY-1. Results from an interim analysis of the GALAXY-1 trial conducted in September 2012 were used to inform the design of GALAXY-2, enriching for those patients who showed enhanced clinical benefit from treatment with ganetespib in GALAXY-1. In mid-2012, we also initiated the CHIARA trial, a Phase 2 single-arm study evaluating ganetespib monotherapy as treatment for ALK+ NSCLC patients naïve to ALK inhibitor therapy, as well as the ENCHANT trial, a Phase 2 study evaluating ganetespib monotherapy as front-line treatment of HER2+ or triple negative metastatic breast cancer. In 2013, in addition to company sponsored trials, we are planning initiation of several ganetespib trials which are sponsored by third parties, including individual investigators and cooperative groups.

  •
  Elesclomol, mitochondria-targeting agent.  Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis) in cancer cells by disrupting cancer cell mitochondrial metabolism. Elesclomol is currently in a clinical trial in ovarian cancer in combination with paclitaxel and a clinical trial in AML as a single agent. In a preplanned interim analysis, the ovarian cancer trial has met the prespecified efficacy requirement to advance to stage 2 and full enrollment.

Oncology Background

        Cancers are diseases characterized by abnormal and uncontrolled cell growth and division, which typically leads to tumor formation. Growing tumors can directly disrupt organ function at sites of origin, and can also spread by a process known as metastasis to other organs, such as the brain, bones and liver. The growth of metastatic tumors at these new sites can disrupt the function of other organs. There are many kinds of cancer, but all are characterized by uncontrolled growth of abnormal cells.

        The World Health Organization estimates that more than 12 million people are diagnosed with cancer every year worldwide, and approximately 8 million people die from the disease annually. The American Cancer Society estimates that approximately 1.7 million people in the United States will be diagnosed with cancer in 2013, and approximately 580,000 people will die from the disease.

        According to IMS Health, oncology products are the largest therapeutic class of pharmaceuticals in the world with global sales of $56.0 billion in 2010.

Ganetespib (Hsp90 Inhibitor)

Summary

        Ganetespib is a novel, potent, small molecule inhibitor of Hsp90, a molecular chaperone which is required for the proper folding and activation of many cancer-promoting proteins. Inhibition of Hsp90 by ganetespib leads to the simultaneous degradation of many of these client proteins and the subsequent death or cell cycle arrest of cancer cells dependent on those proteins. A number of Hsp90 client proteins are also involved in the resistance of cancer cells to other anti-cancer treatments, such as chemotherapy. The ability to reduce cancer-cell drug resistance suggests the combination of ganetespib with chemotherapies or other anti-cancer agents may provide greater benefit than those agents administered alone. In preclinical studies, ganetespib has shown potent anti-cancer activity against a broad range of solid and hematologic cancers, both as a monotherapy and in combination with certain widely used anti-cancer agents.

        Ganetespib is currently being evaluated in a broad range of cancer clinical trials including our 800-patient GALAXY NSCLC program (GALAXY-1 and GALAXY-2) in combination with docetaxel chemotherapy, and as monotherapy in certain genetically-defined targeted patient populations. A favorable safety profile has been consistently observed across clinical trials, involving over 700 patients treated with ganetespib to date. Ganetespib has shown no evidence of the serious liver or common ocular toxicities reported with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care.

        In the clinical trials conducted to date, ganetespib has shown promising activity in a broad range of cancers, both in combination with chemotherapy and as a monotherapy.

  •
  Combination:  At the ESMO 2012 Congress, investigators presented encouraging results from the second interim efficacy analysis of GALAXY-1, including the following:

  •
  In the 172 NSCLC patients with adenocarcinoma histology evaluated as of the September 10, 2012 data cutoff date, an increase in overall survival was observed in patients treated with ganetespib plus docetaxel versus patients receiving docetaxel alone. A median overall survival of 7.4 months was observed in the docetaxel control arm, while median overall survival had not yet been reached in the ganetespib arm. Overall survival results for the docetaxel arm were consistent with historical results from prior second line NSCLC therapy trials.

  •
  Objective response rate and progression-free survival in adenocarcinoma patients were also improved from 8% to 16%, and from 2.8 months to 4.2 months, in the control arm vs. ganetespib arm, respectively. Overall response and progression-free survival rates in the control arm were consistent with results from prior trials with docetaxel in this setting.

    •
    Results in several GALAXY patient subpopulations, defined by pre-specified clinical and biomarker characteristics, showed a substantially improved survival difference between the control arm and ganetespib arm, as compared with the difference in the all-comer (intent-to-treat or ITT) adenocarcinoma patient population. These findings have been incorporated into the design of the confirmatory Phase 3 GALAXY-2 trial to enrich for patients most likely to derive the greatest benefit from ganetespib treatment.

    •
    Clinical and preclinical results were presented that suggest ganetespib treatment has anti-angiogenic and anti-metastatic effects. Analyses of tumor samples from rectal cancer patients treated with ganetespib showed a reduction of levels of HIF-1alpha and VEGF. In addition, preclinical experiments demonstrated strong inhibition of tumor vasculature by ganetespib. These results suggest ganetespib offers a novel way to inhibit angiogenesis and tumor spread (metastasis): by reducing production of multiple angiogenesis and metastasis-promoting factors simultaneously, rather than targeting specific signaling factors directly with antibodies or kinase inhibitors.

    •
    A favorable safety profile was observed with the ganetespib plus docetaxel combination in adenocarcinoma patients. Transient, mild-to-moderate diarrhea was the most common adverse event, consistent with observations from other clinical trials evaluating ganetespib. Other adverse events increased relative to control included mild to moderate anemia and fatigue, as well as a small increase in the number of cases of febrile neutropenia.

  •
  Monotherapy:

  •
  Objective responses or anti-tumor activity have been seen in patients with ALK+ NSCLC, mutant BRAF lung cancer, mutant KRAS NSCLC cancer, mutant KRAS gastric cancer, HER2+ breast cancer, HER2+ gastric cancer, triple-negative breast cancer, renal cancer, colorectal cancer, and melanoma. One patient with ALK+ NSCLC cancer and one patient with mutant KRAS gastric cancer have durable responses and have remained on ganetespib therapy for over two years.

        The results observed to date in our GALAXY program suggest a significant commercial opportunity for use of ganetespib in combination with docetaxel as second-line treatment of NSCLC adenocarcinoma. Across the United States, United Kingdom, Germany, France, Spain, Italy, and Japan an estimated 160,000 new patients each year progress following first-line treatment for advanced NSCLC adenocarcinoma and receive subsequent treatment, which represents the patient population being addressed in our GALAXY program. In addition, over 500,000 patients receive taxanes each year (docetaxel or paclitaxel), across all cancer indications. The potential to combine ganetespib with taxanes with minimal additional toxicity and possible enhanced efficacy represents a promising opportunity not only in lung cancer but in breast, prostate, ovarian, gastric, bladder, and head and neck cancers, where taxanes are commonly used. In preclinical models, ganetespib has shown ability to enhance the activity of a number of other widely used anti-cancer agents, in addition to the taxanes, including pemetrexed, gemcitabine, bevacizumab, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine, tamoxifen, fulvestrant, temsirolimus, lapatinib, crizotinib, vemurafenib, selumetinib, and bortezomib. Combination trials with a number of these agents have recently been initiated.

        In the fourth quarter of 2012, we initiated the Phase 3 GALAXY-2 trial, which compares the same treatment regimen of ganetespib plus docetaxel in combination vs. docetaxel alone, at the same dose and schedule, in the same cancer indication as was evaluated in the GALAXY-1 trial. GALAXY-2 will enroll a subpopulation of NSCLC adenocarcinoma patients that showed an enhanced benefit from the ganetespib combination therapy in GALAXY-1.

Ganetespib Mechanism of Action

        Hsp90 is required for the structural and functional maturation of numerous client proteins, many of which play critical roles in cell growth, differentiation and survival. Preclinical and clinical results have shown that ganetespib is a potent and selective inhibitor of Hsp90, supporting the promise for therapeutic intervention of Hsp90 function in a broad range of malignancies. As with other physiological processes that may be redirected by tumor cells, it is has become clear that the chaperone function of Hsp90 is often subverted to facilitate growth and spread of a malignant tumor. Many research groups have shown that cancer cells exploit the Hsp90 machinery to protect a variety of mutated and/or overexpressed oncoproteins from targeted degradation. Relative to their normal counterparts, cancer cells are more reliant on elevated levels of the active Hsp90 complex and as such, appear to be selectively sensitive to Hsp90 inhibitors, including ganetespib.

        A unique characteristic of targeting Hsp90 in cancer cells is that inhibition of this singular protein results in the simultaneous disruption of numerous oncogenic signaling pathways that are critical for tumor cell proliferation and survival. In addition, inhibiting Hsp90 activity has profound effects on cell cycle dynamics and DNA repair processes, since many cell cycle regulators and DNA repair components are themselves Hsp90 client proteins. Because of this impact on multiple cascades, we and others have hypothesized that inhibiting Hsp90 can bypass signaling redundancies, overcome resistance mechanisms and sensitize cancer cells to chemotherapeutic agents.

        A number of sensitive Hsp90 client proteins, such as ALK, HER2, AR, mutant BRAF and EGFR, have been implicated as oncogenic drivers in a variety of human tumors, including lung, breast, prostate and melanoma. Moreover, many client proteins are the targets of marketed cancer drugs such as Avastin, Erbitux, Gleevec, Herceptin, Nexavar, Sutent, Tarceva, Votrient, Xalkori, and Zelboraf. These agents are monoclonal antibodies or kinase inhibitors that bind directly to individual protein targets to inhibit their activity. In contrast, ganetespib, through inhibition of Hsp90, simultaneously decreases the expression of many of these same targets. In preclinical studies, ganetespib has demonstrated potent single-agent activity in cancer cells that are highly dependent on these targets, including mutated and re-arranged forms that are resistant to treatment with monoclonal antibodies or kinase inhibitors. Importantly the observed in vitro activity has translated to robust antitumor efficacy and survival benefit in vivo, as we have seen in mouse models of these cancers.

        Ganetespib's activity profile appears to be superior to other Hsp90 inhibitors based on the efficacy and safety data we have compiled to date. Ganetespib is a novel small molecule that is structurally unrelated to first-generation, ansamycin-family compounds, such as 17-AAG or 17-DMAG. In preclinical studies, ganetespib has shown 10-100 times greater potency than 17-AAG across a broad range of cancer cell types as well as activity in animal models that are resistant to treatment with 17-AAG. Results published in Molecular Cancer Therapeutics in December 2011 highlighted certain physicochemical properties of ganetespib we believe contribute to its improved safety and activity relative to other Hsp90 inhibitors. These properties include smaller size, greater potency in inhibiting Hsp90, improved ability to passively enter cells, absence of a molecular component believed to cause liver toxicity, and the ability to penetrate deep into tumor tissues.

        In the clinic, we believe that ganetespib has demonstrated meaningful activity as a monotherapy in ALK+ and mutant BRAF NSCLC as well as HER2+ metastatic breast and gastric cancers. Ganetespib has also shown activity in triple negative breast cancer (TNBC), suggesting that an unidentified Hsp90 client(s) down-regulated by ganetespib is likely driving progression of this disease.

        Because of the broad spectrum of biological activity conferred by ganetespib treatment, an additional approach has been to combine this agent with standard of care chemotherapeutics or other molecularly-targeted agents. In this regard, we have demonstrated a clear capacity of ganetespib to augment the cytotoxic activity of DNA damaging chemotherapeutics in multiple models. In addition, our data suggest that many relevant client proteins affected by ganetespib within this context are implicated in other critical tumorigenic processes, such as metastasis and angiogenesis. Prior work has established that regulators of tumor metastasis, such as the transcription factor HIF-1alpha, and regulators of angiogenesis, including VEGF and related receptors, are all down-regulated by ganetespib.

        HIF-1alpha is a transcription factor that regulates genes involved in the growth and spread of tumors including metastasis, angiogenesis, suppression of the immune response, survival of stem or tumor-initiating cells, as well as resistance to chemotherapy, radiotherapy, and immunotherapy. HIF-1alpha is an established Hsp90 client and, in collaboration with others, we have shown the ganetespib treatment results in robust reductions of HIF-1alpha levels in cancer cells. Reduced VEGF expression, likely as a consequence of lowered HIF-1alpha activity, was also seen such that ganetespib disrupted blood vessels surrounding tumors comparable to traditional anti-angiogenic agents. Moreover, these findings were supported by data obtained by our collaborators at Emory University, who showed that tumor samples from rectal cancer patients expressed significantly lower levels of HIF-1alpha and VEGF following ganetespib treatment.

        Importantly, preclinical results supporting the effects that ganetespib has on tumor biology also appear to correlate with clinical observations in our GALAXY-1 trial. Of the 39 and 26 patients that had experienced radiologic progression in both arms of the study at the time of the September 2012 GALAXY-1 analysis, 24 (62%) of the docetaxel arm and 8 (31%) of the ganetespib plus docetaxel combination arm had progressed due solely to the formation of new lesions. These results suggest that the survival improvement observed in patients treated with ganetespib may be linked to the ability of the drug candidate to inhibit or reduce the growth of metastatic lesions, the primary contributor of cancer patient mortality.

Ganetespib Clinical Trials

        We are sponsoring four principal ongoing trials evaluating ganetespib activity:

  •
  GALAXY-1: a 300-patient global, randomized Phase 2b/3 trial designed to evaluate ganetespib in combination with docetaxel versus docetaxel alone as second-line therapy in advanced NSCLC patients with adenocarcinoma histology

  •
  GALAXY-2: a 500-patient, global, randomized, confirmatory Phase 3 clinical trial evaluating ganetespib plus docetaxel vs. docetaxel alone for the treatment of second-line advanced NSCLC, as with GALAXY-1. Results from an interim analysis of the GALAXY-1 trial conducted in September 2012 were used to inform the design of GALAXY-2, enriching for those patients who showed enhanced clinical benefit from treatment with ganetespib in GALAXY-1;

  •
  CHIARA: a Phase 2 trial evaluating ganetespib monotherapy in NSCLC patients whose tumors have a genetic profile characterized by rearrangement of the ALK gene (ALK+); and

  •
  ENCHANT: a Phase 2 trial evaluating ganetespib monotherapy in patients with newly diagnosed HER2+ and triple-negative metastatic breast cancer.

  The GALAXY program: ganetespib in lung cancer

        Cancer treatments are often given in combination with one another in order to maximize likelihood of treatment benefit. A challenge with combination therapy, however, is that the added toxicities are often intolerable particularly if toxicity profiles overlap. The favorable safety profile seen in studies to date with ganetespib and the non-overlapping toxicities with many standard-of-care cancer therapies support such a combination therapy approach with this drug candidate. Specifically, we believe that there is particular potential for combining ganetespib and taxanes, such as docetaxel and paclitaxel. Supporting evidence include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity, strong synergistic results in in vitro and in vivo experiments, and the encouraging safety profiles seen in our Phase 1 and GALAXY-1 studies combining ganetespib and docetaxel.

  GALAXY Program Design

        In 2011 we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compares treatment with docetaxel alone, which is approved for second-line treatment, versus treatment with ganetespib plus docetaxel. The aim of this study is to 1) evaluate clinical benefit and establish the safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, 2) identify the patient populations, by biomarker or other disease characteristics, which may be most responsive to combination treatment, and 3) to build the clinical and operational experience needed to optimize the design and execution of a pivotal Phase 3 registration trial.

        Patients in both arms of GALAXY-1 receive a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also receive ganetespib 150 mg/m2 on days 1 and 15. Treatment continues until disease progression or until patients become intolerant. Treatment groups are stratified by ECOG performance status, lactate dehydrogenase (LDH) levels, smoking status, and time since diagnosis of metastatic disease to ensure balance of these prognostic factors between the two arms.

        GALAXY-1 was originally designed to enroll 240 second-line advanced NSCLC patients in order to evaluate several pre-specified hypotheses on which patients might be most responsive to combination treatment. Co-primary endpoints were progression-free survival in all patients (the ITT population) and overall survival in patients with elevated baseline level of serum LDH. Several months after trial initiation, but before any substantial patient enrollment, the trial was amended to elevate improvement in progression-free survival in patients with mutant KRAS (the mKRAS population) from a secondary endpoint to a co-primary endpoint, based on clinical results observed in a separate ganetespib trial around that time. Both LDH and mutant KRAS were pre-specified for evaluation from blood and tumor tissue, respectively, by an independent central laboratory.

        GALAXY-1 was also originally designed to enroll patients with all histologies—including adenocarcinoma, squamous cell carcinoma, large cell carcinoma and other histologies. In early 2012, enrollment of patients with non-adenocarcinoma histologies (which consists primarily of squamous cell carcinomas) was terminated based on possible safety concerns, including risk of bleeding; a trend towards inferior survival; and the consistency of the emerging ganetespib profile with known anti-angiogenic agents, for which patients with squamous cell carcinoma histology are commonly excluded from clinical trials or labeled indications. The trial was amended at that time to enroll 240 patients with adenocarcinoma histology only.

        The current co-primary endpoints of GALAXY-1 are PFS in patients with elevated LDH and PFS in patients with mutant KRAS. Both of these represent patient populations with high unmet medical needs and for which there are encouraging preclinical and early clinical results supporting the use of ganetespib. Key secondary endpoints, which have been evaluated with the statistical gatekeeping methodology, include OS and PFS in the all-adenocarcinoma population. GALAXY-1 is 90% powered to detect a PFS improvement from 6 to 12 weeks in patients with elevated LDH and from 5 weeks to 10 weeks in patients with mutant KRAS. For all adenocarcinoma patients, GALAXY is 88% powered to detect an improvement in PFS from 3 to 4.5 months, and 73% powered to detect an improvement in overall survival from 6 to 8.5 months. All powering assumptions are based on a 1-sided alpha of 0.05.

  GALAXY-1 Interim Results

        In June 2012, we reported top line results from a planned interim analysis of GALAXY-1. The analysis was planned for when approximately 50% of patients had been enrolled. At the time of this analysis, a total of 114 adenocarcinoma and 69 non-adenocarcinoma patients had been enrolled.

        On September 29, 2012, we reported results from the second interim efficacy analysis at the European Society for Medical Oncology (ESMO) 2012 Congress. This analysis was planned for when approximately 80% of patients had been enrolled. At the time of the September 10, 2012 data cutoff date, 187 adenocarcinoma patients had been enrolled in the trial and results from 172 patients were entered into the clinical database, with 88 patients in the docetaxel arm and 84 patients in the ganetespib arm. Baseline characteristics were generally well balanced between both arms. An additional analysis was planned for patients who would have a minimum of 6 months of follow-up, defined by those patients enrolled before March 20, 2012. There were 38 patients in the docetaxel control arm and 39 patients in the ganetespib arm in this group. Baseline characteristics were also generally well balanced between both arms in this group. Overall survival results are described in the table below. Median survival for the docetaxel control arm in both the ITT and the 6-month follow up groups was consistent with comparable historical results. Median survival had not yet been reached for the combination arm.

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

        Progression free survival was 2.8 months vs. 4.2 months (p=0.076) and overall response rate was 8% vs. 16% (p=0.078) for docetaxel vs. ganetespib plus docetaxel, respectively. All p-values are calculated using the 1-sided stratified log-rank test for survival endpoints and using Fisher's Exact test for response rate.

        GALAXY-1 design has four pre-specified stratification factors and one additional biomarker defined primary endpoint subpopulation (mKRAS patients). Results for these patient populations are shown below.

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

ND: not determined

        Results in several of these patient subpopulations showed a substantially improved survival difference between the control arm and ganetespib arm, as reflected in a substantially lower hazard ratio as compared with the all-comers, or intent-to-treat (ITT), patient population. In the population of patients whose diagnosis of advanced disease was greater than six months prior to study entry (N=108), a hazard ratio of 0.37 (90% C.I. 0.18-0.77, p=0.01) was observed, supporting the potential for enhanced activity of ganetespib in this subpopulation. At the time of the September 10, 2012 analysis, only 159 of the 172 total patients had their date of study entry entered into the clinical database. Completing the data collection yielded an additional nine patients meeting the criterion of diagnosis of advanced disease greater than six months prior to study entry. The results for the hazard ratio, or benefit from treatment with ganetespib, in this larger 117-patient group were comparable to the 108-person group presented at ESMO: the hazard ratio was 0.33 (90% C.I. 0.17-0.75, p=0.01).

        The adverse event profile of GALAXY-1 was comparable between both arms. The proportion of adenocarcinoma patients with at least one adverse event (AE) was 69% vs. 90%; with grade 3 or 4 AEs was 37% vs. 56%; with AEs leading to treatment discontinuation was 8% vs. 15%; and with AEs with outcome of death were 8% vs. 7%, for D (N=86) vs. G+D (N=81), respectively. The most common AEs, all grades were neutropenia (50% vs. 49%), diarrhea (12% vs. 42%) and fatigue (20% vs. 31%), for D vs. G+D, respectively. Diarrhea and fatigue were predominantly grade 1 and grade 2; the incidence of grade 3 or 4 diarrhea was 0% vs. 4% and grade 3 or 4 fatigue was 2% vs. 5% in D vs. G+D, respectively. The most common grade 3 or 4 AEs were neutropenia (34% vs. 35%), febrile neutropenia (2% vs. 10%), and fatigue (2% vs. 5%). Compared to other Hsp90 inhibitors, there were relatively few reported incidences of ocular toxicity, 4 (5%) in the G+D arm and 1 (1%) in the D arm, all of which were transient and grade 1 or 2. None of the ocular toxicity cases were described as visual impairment.

  Enrollment in GALAXY-1

        In October 2012, GALAXY-1 achieved its targeted enrollment of 240 adenocarcinoma patients. Twelve additional patients were in screening at the time target enrollment was met, yielding a total of 252 adenocarcinoma patients randomized. Overall survival analyses planned for 6 months and 12 months after the last patient enrolled in this population are expected to be conducted in the second quarter and fourth quarter of 2013, respectively.

        The GALAXY-1 protocol specifies that following completion of the target number of adenocarcinoma patients, enrollment of patients in two pre-specified subpopulations may continue in order to ensure a sufficient number of patients in each of those subpopulations. We expect that approximately 60 additional patients will be enrolled, in order to achieve a cumulative total of approximately 120 patients with elevated LDH and 80 patients with mutant KRAS. We expect that that the final PFS analyses for these GALAXY-1 subpopulations will be conducted in the second half of 2013.

  Initiation of GALAXY-2

        In November 2012, we participated in an End-of-Phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA) to review plans for the 500-patient, global, randomized Phase 3 GALAXY-2 clinical trial. We have incorporated comments from this meeting into the protocol, and expect enrollment to begin in the first quarter of 2013.

        The GALAXY-2 trial will enroll adenocarcinoma patients with advanced NSCLC who have received one prior treatment for metastatic disease, and will randomize those patients 1:1 to treatment with docetaxel plus ganetespib, or docetaxel alone, as with GALAXY-1.

        The same dose and schedule used in GALAXY-1 will be used in the Phase 3 GALAXY-2 trial. Patients on both arms will receive docetaxel generally for four to six 21-day cycles, according to standard practice at their treatment center. After completion of docetaxel treatment, patients on the ganetespib arm are eligible to continue to receive ganetespib monotherapy as maintenance treatment. The trial will be conducted in many of the 60 centers across Europe and North America that participated in the GALAXY-1 trial, together with approximately 60 additional centers.

        Results from the interim analysis for GALAXY-1 were used to inform the eligibility criteria for the GALAXY-2 trial. GALAXY-2 will enroll patients who have progressed following treatment with one prior platinum-containing regimen of chemotherapy as first-line therapy, and who were diagnosed with metastatic disease at least six months prior to study entry.

        The primary endpoint of GALAXY-2 will be overall survival. Two event-driven interim analyses of the overall survival primary endpoint of GALAXY-2 have been specified. Based on current projections and statistical assumptions, we expect these analyses, together with the final overall survival analysis, to occur in 2014.

  Ganetespib as Monotherapy

        ALK+ NSCLC:    In June and July 2011 we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with advanced NSCLC at the ASCO Annual Meeting and the International Association for the Study of Lung Cancer (IASLC) 14th World Conference on Lung Cancer, respectively. Patients in this trial had failed to respond to, or experienced disease progression following, numerous prior therapies. In this trial, as in other trials, ganetespib treatment was associated with favorable safety profile.

        Encouraging evidence of clinical activity was also observed in this trial, as evidenced by the durable objective tumor responses achieved in certain patients. The disease control rate, using the standard definition of complete response plus partial response plus stable disease, was 54%. This rate compares favorably with disease control rates observed in trials for approved and experimental agents in a similar broad, pre-treated, advanced NSCLC patient population.

        Results presented at these meetings also showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients who were ALK+, i.e., for whom tumor genetic testing revealed rearrangements in the ALK gene, experienced confirmed partial responses following treatment with ganetespib (a 50% objective response rate, using the standard definition of complete response plus partial response). These responses were durable, with the responding patients remaining on therapy an average of about one year (range 7 to >24 months). Six of these eight patients experienced tumor shrinkage in target lesions, and seven of these eight patients (88%) achieved disease control for eight weeks or more. These results are encouraging when compared to results typically seen with chemotherapy and other anti-cancer agents in these advanced NSCLC treatment settings, for which objective response rates have been in the range of 5-10%.

        To further characterize ganetespib activity in this treatment setting, we initiated the CHIARA trial in 2012 to evaluate ganetespib monotherapy in ALK+ NSCLC patients who have not been previously treated with a direct ALK inhibitor. We expect to use results from an initial phase of enrollment, which was completed in the first quarter of 2013, to inform our decision on whether to continue additional enrollment in this trial.

        Preclinical results from experiments conducted in our laboratories have demonstrated synergy between ganetespib and crizotinib as well as other direct ALK inhibitors. These data support the potential for treating ALK+ NSCLC patients with a combination of ganetespib and direct ALK inhibitors. An investigator-sponsored Phase 1/2 trial evaluating ganetespib in combination with crizotinib in patients with ALK+ NSCLC that have not been previously treated with an ALK inhibitor began enrolling patients at Memorial Sloan-Kettering Cancer Center (MSKCC) in New York City in 2012.

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

        Results with ganetespib in patients with triple-negative breast cancer (TNBC) were also reported in December 2011. One of three evaluable patients in the Phase 2 clinical trial experienced significant tumor shrinkage following three doses of ganetespib. An objective response was also reported in a patient with TNBC participating in a ganetespib Phase 1 trial. TNBC represents a difficult-to-treat disease, for which no targeted therapies are currently approved. These results are encouraging, and suggest that ganetespib may show activity in TNBC.

        In 2012, we initiated the ENCHANT trial designed to evaluate ganetespib monotherapy as first-line treatment for both metastatic HER2+ breast cancer and TNBC. Patients in both cohorts will be assessed at baseline and at weeks 3, 6, and 12 with a combination of PET and CT scans. The primary endpoint of this study is overall response rate at week 12. Up to 35 patients will be enrolled in each of the HER2+ and TNBC cohorts.

        In addition to evaluating monotherapy administration of ganetespib in breast cancer, we and our collaborators believe that combination therapy with ganetespib has promise. MSKCC has announced that it will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, and ganetespib in combination with paclitaxel in TNBC.

  Additional Oncology Indications

        In addition to the clinical trials we plan to initiate and continue in 2013, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, have recently been initiated or are expected to initiate in 2013, including:

  •
  the trials evaluating ganetespib in breast cancer and in ALK+ lung cancer sponsored by MSKCC described above;

  •
  a randomized trial evaluating the combination of fulvestrant and ganetespib in patients with hormone receptor-positive, metastatic breast cancer, being conducted at the Dana-Farber Cancer Institute, which began enrolling patients in 2012;

  •
  a trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being conducted at Emory University, which began enrolling patients in 2012;

  •
  a trial evaluating both ganetespib monotherapy and the combination of ganetespib and bortezomib in multiple myeloma, which began enrolling patients in 2012, and is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation;

  •
  a randomized trial evaluating the combination of ganetespib and low dose ara-C chemotherapy in elderly patients with acute myeloid leukemia (AML) being conducted at Cardiff University, which began enrolling patients in 2012; and

  •
  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by Cancer Research UK, which we expect to begin enrolling patients in the first half of 2013.

        In addition, a European cooperative group plans to initiate a randomized trial comparing paclitaxel with and without ganetespib in patients with advanced ovarian cancer in 2013.

Elesclomol (Mitochondria-Targeting Agent)

        Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis), in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism. In preclinical experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including LDH, which can distinguish between active mitochondria (sufficient oxygen present) and inactive mitochondria (insufficient oxygen present). Consistent with these findings in three randomized clinical trials, LDH was an important predictor of elesclomol treatment outcome.

        Our current clinical program for elesclomol includes a clinical trial of elesclomol as a monotherapy in acute myeloid leukemia (AML). In December 2009, we presented results at the American Society for Hematology (ASH) meeting showing that elesclomol was highly active against AML cell lines and primary blast cells from AML patients. In February 2011, we announced that the first patient had been treated in a Phase 1 dose escalation study of elesclomol as a single agent in patients with AML. This trial will enroll up to 36 patients with relapsed or refractory AML and total baseline serum LDH level less than 0.8 times upper limit of normal (ULN). Patients will be treated with elesclomol sodium on a once-weekly schedule at a starting dose of 200 mg/m2, with dose escalation planned based on safety, tolerability and pharmacokinetic considerations. The trial is being conducted at Princess Margaret Hospital in Toronto, Canada and at MSKCC in New York.

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

The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program. The ovarian cancer trial has met the prespecified efficacy requirement to advance to stage 2 and full enrollment of the Phase 2 study, indicating potential activity in this difficult-to -treat patient population with limited treatment options.

STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development. In March 2011, we received a $1 million grant from the United States Department of Defense (DoD) for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011. We completed work covered by this grant in 2012.

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

IL-12/23 Inhibitors

        The IL-12 cytokine is an important "master switch" that triggers the immune response of the T cell known as T helper type 1 (Th1). T cells play a critical role in the coordination of the body's immune response, and while Th1 cells are normally involved in the body's defense against intracellular attack by bacteria and other microorganisms, an overactive Th1 response can lead to various autoimmune or inflammatory diseases including Crohn's disease, psoriasis, RA, multiple sclerosis, and common variable immunodeficiency. The IL-23 cytokine is critical to the generation of a class of T cells known as Th17, which produce other pro-inflammatory proteins such as IL-17, which are critical in driving chronic inflammation. We believe that the clinical trial results observed with anti-IL-12/23 antibody therapies validate the inhibition of IL-12/23 activity as a promising approach for the treatment of inflammatory and autoimmune diseases. We have identified several small molecule IL-12/23 inhibitors that represent a promising opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs.

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

        The starting materials and reagents required for synthesizing our drug candidates and preclinical compounds are commercially available from multiple sources. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods, and specifications, designed to ensure that our drug candidates are manufactured in accordance with the FDA's current Good Manufacturing Practice regulations (cGMPs), and other applicable domestic and foreign regulations. We have selected manufacturers that we believe comply with cGMP and other applicable regulatory standards. We do not currently expect to manufacture cGMP material internally for our clinical trials nor undertake the commercial scale manufacture of our drug candidates after approval. We are currently discussing with our current suppliers and other third-party manufacturers the long-term supply and manufacture of these and other drug candidates we may develop.

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

Competition

        The development and commercialization of new drugs is highly competitive. We will face competition with respect to all drug candidates we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity. The efficacy and safety profile of our drug candidates relative to competitors will depend upon the results of our clinical trials and experience with the approved product in the commercial marketplace. For risks associated with competition, see "Risks Related to Our Industry—Our market is subject to intense competition..." under "Risk Factors" below in Part I, Item 1A of this Annual Report on Form 10-K.

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

        As of January 31, 2013, our patent portfolio had a total of 843 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter and methods of use of ganetespib and elesclomol. We own or have exclusively licensed a total of 79 issued U.S. patents and 99 U.S. patent applications, as well as 665 foreign counterparts to these patents and patent applications.

        With respect to our Hsp90 inhibitor program, we have 80 issued U.S. and foreign patents, and 150 pending U.S. and foreign counterpart patent applications. Any U.S. or foreign patent that issues covering ganetespib will expire no earlier than 2025. Our Hsp90 inhibitor patent portfolio covers ganetespib and structurally related analogs, pharmaceutical compositions, and methods for treating cancer. Additionally, we have multiple U.S. and corresponding foreign patent applications directed to other Hsp90 inhibitors.

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

Government Regulation and Product Approval

        Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drug candidates must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States.

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

Any agency regulatory or judicial enforcement action could have a material adverse effect on us. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of sites related to the manufacture, testing, release, distribution and management of commercial product to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the drugs identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

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

        Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. In addition, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements, in accordance with the clinical protocol, or if the drug has been associated with unexpected serious harm to patients.

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

        Once the NDA is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

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

        In the recently enacted Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law requires the FDA to issue related draft guidance within a year after the law's enactment and also promulgate confirming regulatory changes.

  Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

  Pediatric Exclusivity and Pediatric Use

        Under the Best Pharmaceuticals for Children Act, or BPCA, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

        We have not received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles, and submit reports of the studies. A Written Request may include studies for indications that are not currently in the labeling if the FDA determines that such information will benefit the public health. The FDA will accept the reports upon its determination that the studies were conducted in accordance with and are responsive to the original Written Request or commonly accepted scientific principles, as appropriate, and that the reports comply with the FDA's filing requirements.

        In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license application and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

        As part of the FDASIA, Congress made a few revisions to BPCA and PREA, which were slated to expire on September 30, 2012, and made both laws permanent.

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

        Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for approval by one or more "concerned" member states based on an assessment of an application performed by one member state, known as the "reference" member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

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

Reimbursement

        Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operation and financial condition.

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

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our drug candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our drug candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA) enacted in March 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, although the United States Supreme Court recently upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. These challenges add to the uncertainty of the legislative changes enacted as part of the ACA.

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

Employees

        As of December 31, 2012, we had 124 full time employees, including a total of 44 employees who hold M.D. or Ph.D. degrees. Ninety-two of our employees are primarily engaged in research and development activities, and 32 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        Since inception we have incurred significant operating losses and, as of December 31, 2012, we had an accumulated deficit of $461.2 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY-1, GALAXY-2, ENCHANT and CHIARA trials, and initiate additional clinical trials of ganetespib if supported by trial results;

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

  •
  continue preclinical development of our CRACM inhibitor compounds and initiate clinical trials, if supported by preclinical data;

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

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM inhibitors, and IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into the second quarter of 2014. This estimate assumes that the timing and nature of activities contemplated for 2013 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $28 million at-the-market issuance sales agreement with MLV and other sources.

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

        In March 2011, we entered into a $2 million loan and security agreement with Oxford Finance Corporation, or Oxford, which we refer to as the Oxford Term Loan. In December 2012, we entered into a loan modification agreement under which we may draw down up to an additional $0.6 million in equipment financing until May 31, 2013. As of December 31, 2012, no additional equipment financing had been used. The Oxford Term Loan is secured by certain laboratory and office equipment, furniture and fixtures acquired through September 30, 2010. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contains restrictive covenants, including the requirement for us to receive the prior written consent of Oxford to enter into acquisitions in which we incur more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined therein.

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

        Although the FDA has given us permission to resume clinical development of elesclomol following specific protocols that exclude patients with elevated LDH levels, we are using a different formulation of elesclomol than we used in our prior completed elesclomol clinical trials. The prior formulation utilized the free acid form of elesclomol, which needed to be dissolved in an organic solvent prior to administration. The types of combination therapies that were possible with the free acid formulation of elesclomol, and the amount of elesclomol that could be delivered safely in this formulation, were limited because of the additional toxicities caused by presence of the organic solvent. Accordingly, we have developed a water-soluble, lyophilized sodium salt form of elesclomol, or elesclomol sodium, that does not need to be dissolved in an organic solvent and therefore has the potential to be used more easily with other oncology products or as a stand alone agent without need for an organic solvent. We are using this formulation in current clinical trials of elesclomol and intend to continue using this formulation for future studies and for commercialization, if elesclomol is approved. Although we have shown comparable pharmacokinetics of the new formulation of lyophilized elesclomol sodium in animals, we can provide no guarantees that the sodium salt formulation will be commercially suitable, that efficacy will be established or that new toxicities or other adverse effects will not be identified in the clinical trials that we conduct with this formulation. In addition, we have noted a relatively high pH in the final elesclomol infusion solution. Although there have been no reported concerns in the ongoing clinical trials using this solution, we cannot guarantee that there will be no complications related to the high pH of this solution in the future.

If we are unable to successfully reformulate and scale up ganetespib, it may limit the commercial potential of this drug candidate, even if approved.

        The current formulation and administration procedures for ganetespib may be inconvenient or unacceptable to certain patients due to the method of administration and frequency of dosing. These factors may lead to slower enrollment rates in our clinical trials and, if approved, may limit the commercial potential of ganetespib. In addition, to date, we have only produced ganetespib active pharmaceutical ingredient, or API, and drug product, or DP, on a relatively small scale. Our current plan is to increase the API and DP manufacturing scale by several fold relative to the current scale in the upcoming process validation batches and in future commercial batches. Although we believe that the current processes for producing ganetespib API and DP formulation are fully scalable, these products may prove to be unexpectedly challenging to manufacture on a larger, commercial scale, which may add to the cost of manufacture. While we have identified an improved formulation of ganetespib that we believe may broaden its commercial potential and decrease manufacturing risk, this new formulation is being tested in limited clinical trials. While we believe that bioequivalence between the improved and the first generation formulation has been demonstrated, we will continue to monitor the performance of the new formulation in the ongoing clinical studies. If the improved formulation is not commercially acceptable and we are unable to develop a commercially acceptable formulation using our own know-how or technology, we may need to rely on third party proprietary formulation technology. Such third party formulation development may require significant time and expense. We cannot assure you that our efforts to reformulate ganetespib will be successful. If we are unable to reformulate ganetespib, ganetespib may have more limited potential target indications and market size if it is approved.

While we believe that elesclomol's mechanism of action may have applicability to a broad range of solid tumor cancers, most of our clinical trials of elesclomol to date have shown negative or inconclusive results and there can be no assurances that future clinical trials of elesclomol will yield positive results.

        Based on our understanding of the mechanism of action and the preclinical activity we have seen with elesclomol, we believe that elesclomol may have applicability to a broad range of cancers. However, other than our Phase 2b clinical trial in metastatic melanoma, the results of our clinical trials of elesclomol have been negative or inconclusive. We have completed Phase 2 clinical trials of elesclomol in sarcoma and non-small cell lung cancer. The results of the soft tissue sarcoma clinical trial did not definitively establish evidence of clinical activity. In the non-small cell lung cancer clinical trial, no improvement was observed in time-to-progression between combination treatment with elesclomol and a standard first-line combination therapy. In February 2009, we announced that we were suspending the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma. In subsequent analyses, although we identified a population of patients (those who did not have elevated levels of LDH) for which the primary endpoint of progression-free survival, or PFS, was achieved and the safety profile was acceptable, the SYMMETRY trial did not achieve the primary endpoint of the study and therefore will not support approval of elesclomol in metastatic melanoma. We have been analyzing data from these trials to assess the future development of elesclomol in melanoma and other cancer types and the FDA has given us approval to resume clinical development of elesclomol following specific protocols that exclude patients with elevated LDH levels. Although a Phase 2 trial of elesclomol in ovarian cancer and a Phase 1 trial in AML are ongoing, there can be no assurance that elesclomol will prove effective in and be approved for treating these or other forms of cancer.

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

        We have observed significant toxicities in preclinical animal studies of our clinical drug candidate, ganetespib. In clinical trials to date, we have not observed the serious liver and common ocular toxicities observed with first generation Hsp90 inhibitors. However, if these or other serious toxicities occur at or below a clinical dose of ganetespib required to show efficacy, we may not be able to demonstrate that ganetespib is safe and effective. Even if we are successful in obtaining regulatory approval for one or more of our drug candidates, as the drug is used in a larger patient population, if the incidence of side effects or toxicities increases or if other unacceptable effects are identified:

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

        In the event of an accident, state or federal authorities may curtail our use of these materials, and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. We currently maintain insurance covering hazardous waste cleanup costs in an amount of up to $250,000 per site. Because we believe that our laboratory and materials handling policies and practices sufficiently mitigate the likelihood of materials liability or third-party claims, we currently carry no insurance covering such claims. While we believe that the amount of insurance we carry is sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Additionally, an accident could damage, or force us to shut down, our operations.

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

        We use single manufacturers for the supply of elesclomol and ganetespib: in each case, one for the synthesis of API and another for production of DP. The manufacturing processes for ganetespib API and DP are conventional and fully- scalable. We believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations, or CMOs. We currently use multiple CMOs to manufacture the starting materials and reagents that we use to manufacture ganetespib, however we use a single CMO in the manufacturing of ganetespib API. We have screened other CMOs as potential back up manufacturers of API, and we believe that the manufacturing process for ganetespib API can effectively be transferred to one of these CMOs upon successful execution of technology transfer, process qualification, validation of test methods and compliance site inspections. We currently use a single CMO for manufacturing ganetespib DP that has specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We have screened other CMOs as additional potential back ups, and we believe that the manufacturing process for ganetespib API and DP can effectively be transferred to one of these CMOs upon successful execution of technology transfer, process qualification, validation of test methods and compliance site inspections. We believe that the agreements we have entered into to date with our CMOs for ganetespib production are sufficient for our current requirements.

        The manufacturing process for elesclomol API is conventional and fully- scalable. We believe that the various steps of this process can be accomplished by many possible third-party CMOs. We currently use a single CMO in the manufacturing of elesclomol API but we have a backup CMO that has previously manufactured elesclomol API on our behalf. The elesclomol sodium DP is lyophilized and manufactured under aseptic conditions. We believe that the process for manufacturing the elesclomol sodium DP is routine and can be performed by various different CMOs. We have entered into a contract with a CMO with specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We believe that the agreements to produce the elesclomol sodium DP that we have entered into to date would be sufficient for our anticipated requirements.

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

        To date, our drug candidates have been manufactured in relatively small quantities for preclinical testing and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA or other regulatory authorities must review and approve. If our third-party manufacturers are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

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

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our drug candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our drug candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

        In particular, we believe that our products face the following sources of significant competition:

        Ganetespib.    If approved, ganetespib may compete against the currently approved therapies for the treatment of various cancer types and other cancer treatments currently under development. In particular, ganetespib may compete with other agents under development that inhibit Hsp90, including retaspimycin hydrochloride (IPI-504), being developed by Infinity Pharmaceuticals, AUY922, KW-2478, being developed by Kyowa Hakko Kirin, AT13387, being developed by Astex Pharmaceuticals, Debio0932, being developed by Curis/Debiopharma, DS-2248, being developed by Daiichi Sankyo, SNX-5422, being developed by Esanex, and PU-H71, being developed by Samus Therapeutics, among others.

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

        STA-9584.    If approved, STA-9584 may compete with the currently approved therapies for the treatment of cancers, and other cancer treatments currently under development, including other vascular disrupting agents such as ZYBRESTAT and OXi4503, being developed by OXiGENE; AVE8062 (ombrabulin), being developed by Sanofi, BNC105, being developed by Bionomics, EPC-2407 (crolibulin), being developed by EpiCept, and NPI-2358 (plinabulin) being developed by Nereus Pharmaceuticals.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market on February 6, 2007 through December 31, 2012, our stock price has fluctuated from a low of $1.20 to a high of $11.25. Furthermore, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

  •
  litigation;

  •
  future sales of our common stock and debt financing;

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

        Our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 40.5% of our outstanding common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.    PROPERTIES

        Our operations are based primarily in Lexington, Massachusetts, which is located approximately 10 miles west of Boston, Massachusetts. We currently lease a total of 76,580 square feet of office and laboratory space, including 61,580 square feet in Lexington and 15,000 square feet in the neighboring town of Bedford, Massachusetts. We lease the following properties:

Location	Approximate Square Feet	Use	Lease Expiration Date
45 Hartwell Avenue Lexington, Massachusetts	34,520	Office and Laboratory	November 2016
125 Hartwell Avenue Lexington, Massachusetts	27,060	Office and Laboratory	November 2016
45 - 47 Wiggins Avenue Bedford, Massachusetts	15,000	Office and Laboratory	October 2016

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

2011:	High	Low
First Quarter	$6.93	$4.26
Second Quarter	6.27	4.30
Third Quarter	5.23	3.25
Fourth Quarter	5.15	3.02

2012:	High	Low
First Quarter	$5.74	$4.03
Second Quarter	8.50	3.57
Third Quarter	8.54	5.35
Fourth Quarter	9.85	6.53

Stockholders

        As of March 8, 2013, there were approximately 63 stockholders of record of the 69,054,951 outstanding shares of our common stock.

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

Unregistered Sales of Securities

        None.

Issuer Purchases of Equity Securities

        In November 2012, we repurchased 3,969 shares as part of the settlement of tax withholding obligations by a participant under our Amended and Restated 2006 Stock Plan. The following table sets forth repurchases that we made for the quarter ended December 31, 2012:

Period	Total Number of SharesPurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 30, 2012	N/A	N/A	N/A	N/A
November 1, 2012 - November 30, 2012	3,969	$8.21	N/A	N/A
December 1, 2012 - December 31, 2012	N/A	N/A	N/A	N/A
Total	3,969	$8.21	N/A	N/A

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from December 31, 2007 (the first trading date following our initial public offering) to December 31, 2012 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on December 31, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

 COMPARISON OF CUMULATIVE TOTAL RETURN
SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2012

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

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2012 and 2011, as well as consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)	$—	$6,731	$4,572	$125,701	$8,513
Cost sharing reimbursements, net	—	—	9,253	18,544	(5,898)
Grant revenue	147	853	978	—	—

Total revenues	147	7,584	14,803	144,245	2,615
Operating expenses:
Research and development	49,412	41,464	40,252	51,054	81,581
General and administrative	11,676	11,552	11,449	12,651	14,742
Restructuring	—	—	—	1,236	—

Total operating expenses	61,088	53,016	51,701	64,941	96,323

Income (loss) from operations	(60,941)	(45,432)	(36,898)	79,304	(93,708)
Other (expense) income, net	(1,849)	(1,948)	(569)	(216)	1,090

Net income (loss)	$(62,790)	$(47,380)	$(37,467)	$79,088	$(92,618)

Net income (loss) per common share:
Basic	$(1.06)	$(1.00)	$(0.93)	$2.33	$(2.75)
Diluted	$(1.06)	$(1.00)	$(0.93)	$2.32	$(2.75)
Weighted-average common shares outstanding:
Basic	59,411	47,198	40,365	33,888	33,736
Diluted	59,411	47,198	40,365	34,119	33,736

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

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$100,599	$39,725	$50,973	$44,155	$73,563
Working capital	77,899	25,138	34,784	28,105	57,898
Total assets	103,017	42,324	54,067	48,910	97,253
Capital lease obligations, net of current portion	1	14	26	799	2,012
Term loans, net of current portion	4,464	12,388	11,667	—	—
Common stock and additional paid-in capital	536,284	413,201	374,532	338,494	333,865
Accumulated deficit	(461,220)	(398,430)	(351,050)	(313,583)	(392,671)
Total stockholders' equity (deficit)	75,066	14,774	23,479	24,911	(58,791)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with severe medical conditions, including cancer and chronic inflammatory diseases. We have two drug candidates in clinical trials for treating multiple types of cancer and several drug candidates in the preclinical stage of development. All of our drug candidates have been discovered and developed internally using our proprietary, unique chemical compound library and integrated discovery engine. We retain full ownership of all of our drug candidates.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of December 31, 2012, we have funded our operations principally with $465.2 million in net proceeds from private and public offerings of our equity, as well as $17 million in gross proceeds from two term loans, including $15 million from a term loan that was executed in September 2010 with General Electric Capital Corporation, or GECC, and one other lender, and $2 million from a term loan that was executed in March 2011 with Oxford Finance Corporation, or Oxford.

        In January and February 2012, we raised approximately $33.0 million in net proceeds from the sale of an aggregate of 8,050,000 shares of our common stock in a public offering at a public offering price of $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 following the full exercise of the over-allotment option granted to the underwriters. In July 2012, we raised approximately $25.8 million in net proceeds from a registered direct offering of 3,976,702 shares of our common stock at a price of $6.49 per share to certain directors, including our largest stockholder. In December 2012, we raised approximately $59.8 million in net proceeds from a registered direct offering of 7,000,000 shares of our common stock at a price of $8.60 per share to investors and certain directors, including our largest stockholder.

        On May 2, 2012, as amended, we entered into an at-the-market issuance sales agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $28 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions. To date, no shares have been sold under the Sales Agreement.

        In addition to raising capital from financing activities, we have also received substantial capital from partnering activities. In October 2007, we entered into a global collaborative development, commercialization and license agreement with GlaxoSmithKline, or GSK, for the joint development and commercialization of elesclomol. This collaboration was terminated in September 2009. In December 2008, we entered into a collaborative license agreement with Hoffman-La Roche, or Roche, for our CRACM inhibitor program. This collaboration was terminated effective on February 16, 2012. As of December 31, 2012, we have received $167.2 million in nonrefundable partnership payments under these agreements with GSK and with Roche, including $96 million in upfront payments, $50 million in operational milestones and $21.2 million in research and development funding. As of December 31, 2012, these nonrefundable partnership payments together with the cash proceeds from equity financings, the term loans from GECC and Oxford, and the exercise of common stock warrants and options, provided aggregate cash proceeds of approximately $652.5 million. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of December 31, 2012, we had an accumulated deficit of $461.2 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

        We have two clinical-stage programs and one preclinical-stage program in oncology:

Ganetespib (Hsp90 Inhibitor)

        Ganetespib is a potent, synthetic, small molecule inhibitor of Hsp90, a chaperone protein that is essential to the function of certain other proteins, such as tyrosine kinases and transcription factors that drive the growth, proliferation, and survival of many different types of cancer. Ganetespib is currently being evaluated in a broad range of clinical trials both in combination with other therapies and as a single agent.

        In clinical trials to date, ganetespib has shown encouraging evidence of clinical activity, including, when used as monotherapy, prolonged tumor shrinkage in patients who have progressed after, or failed to respond to, treatment with commonly-used drugs for these tumors, and in combination with chemotherapy where improvements in overall survival have been seen in a randomized study. Ganetespib is currently being evaluated in a broad range of cancer clinical trials including our 800-patient GALAXY NSCLC program in combination with docetaxel chemotherapy, and as monotherapy in certain genetically-defined targeted patient populations. A favorable safety profile has been consistently observed across clinical trials, involving over 700 patients treated with ganetespib to date. Ganetespib has shown no evidence of the serious liver or common ocular toxicities reported with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care.

Ganetespib Mechanism of Action

        Ganetespib potently inhibits Hsp90, a chaperone protein required for the proper folding and activation of numerous client proteins, particularly kinases, that play critical roles in tumor cell growth, differentiation and survival. A number of sensitive Hsp90 client proteins, such as ALK, HER2, AR, mutant BRAF and EGFR, have been implicated as oncogenic drivers in a variety of human tumors, including lung, breast, prostate and melanoma. Moreover, many client proteins are the targets of marketed cancer drugs such as Avastin, Erbitux, Gleevec, Herceptin, Nexavar, Sutent, Tarceva, Votrient, Xalkori, and Zelboraf.

        Ganetespib is a novel small molecule that is structurally unrelated to first-generation, ansamycin-family compounds, such as 17-AAG or 17-DMAG. In preclinical studies, ganetespib has shown 10-100 times greater potency than 17-AAG across a broad range of cancer cell types as well as activity in animal models that are resistant to treatment with 17-AAG. Results published in Molecular Cancer Therapeutics in December 2011 highlighted certain physicochemical properties of ganetespib we believe contribute to its improved safety and activity relative to other Hsp90 inhibitors. These properties include smaller size, greater potency in inhibiting Hsp90, improved ability to passively enter cells, absence of a molecular component believed to cause liver toxicity, and the ability to penetrate deep into tumor tissue.

        Because of the broad spectrum of biological activity conferred by ganetespib treatment, an additional approach has been to combine this agent with standard of care chemotherapeutics or other molecularly-targeted agents. In this regard, we have demonstrated a clear capacity of ganetespib to augment the cytotoxic activity of DNA damaging chemotherapeutics in multiple models. In addition, our data suggest that many relevant client proteins affected by ganetespib within this context are implicated in other critical tumorigenic processes, such as metastasis and angiogenesis. Prior work has established that regulators of tumor metastasis, such as the transcription factor HIF-1alpha, and regulators of angiogenesis, including VEGF and related receptors, are all down-regulated by ganetespib.

Ganetespib Clinical Trials

        We are sponsoring four principal ongoing trials evaluating ganetespib activity:

  •
  GALAXY-1: a 300-patient global, randomized Phase 2b/3 trial designed to evaluate ganetespib in combination with docetaxel versus docetaxel alone as second-line therapy in advanced NSCLC patients with adenocarcinoma histology,

  •
  GALAXY-2: a 500-patient, global, randomized, confirmatory Phase 3 clinical trial evaluating ganetepsib plus docetaxel vs. docetaxel alone for the treatment of second-line advanced adenocarcinoma NSCLC, as with GALAXY-1. Results from an interim analysis of the GALAXY-1 trial conducted in September 2012 were used to inform the design of GALAXY-2, enriching for those patients who showed enhanced clinical benefit from treatment with ganetespib in GALAXY-1,

  •
  CHIARA: a Phase 2 trial evaluating ganetespib monotherapy in NSCLC patients whose tumors have a genetic profile characterized by rearrangement of the ALK gene (ALK+), and

  •
  ENCHANT: a Phase 2 trial evaluating ganetespib monotherapy in patients with newly diagnosed HER2+ and triple-negative metastatic breast cancer.

  NSCLC

        In a June 2012 we reported top line results from a planned interim analysis of GALAXY-1. The analysis was planned for when approximately 50% of patients had been enrolled. At the time of this analysis, a total of 114 adenocarcinoma and 69 non-adenocarcinoma patients had been enrolled.

        On September 29, 2012, we reported results from the second interim efficacy analysis at the European Society for Medical Oncology (ESMO) 2012 Congress. Overall survival results are described in the table below. Median survival for the docetaxel control arm in both the intent to treat (ITT) and the 6-month follow up groups was consistent with comparable historical results. Median survival had not yet been reached for the combination arm.

 Overall survival, all adenocarcinoma patients

	All patients in database (N=172)	All patients enrolled more than 6 months prior to data cutoff (N=77)
HR	0.688	0.568
C.I. (90%)	(0.417, 1.135)	(0.312, 1.032)
p-Value	0.183	0.056
Median (D vs G+D)	7.4 mo vs. NR	7.4 mo vs NR

HR: Hazard ratio, C.I.: confidence interval, NR: not reached

        Progression free survival was 2.8 months vs. 4.2 months (p=0.076) and overall response rate was 8% vs. 16% (p=0.078) for docetaxel vs. ganetespib plus docetaxel, respectively. All p-values are calculated using the 1-sided stratified log-rank test for survival endpoints and using Fisher's Exact test for response rate.

        In November 2012, we participated in an End-of-Phase 2 (EOP2) meeting with the U. S. Food and Drug Administration (FDA) to review plans for the 500-patient, global, randomized Phase 3 GALAXY-2 clinical trial. We have incorporated comments from this meeting into the protocol, and expect enrollment to begin in the first quarter of 2013.

        The GALAXY-2 trial will enroll adenocarcinoma patients with advanced NSCLC who have received one prior treatment for metastatic disease, and will randomize those patients 1:1 to treatment with docetaxel plus ganetespib, or docetaxel alone, as with GALAXY-1.

        The same dose and schedule used in GALAXY-1 will be used in the Phase 3 GALAXY-2 trial. Patients on both arms will receive docetaxel generally for four to six 21-day cycles, as per standard practice at their treatment center. After completion of docetaxel treatment, patients on the ganetespib arm are eligible to continue to receive ganetespib monotherapy as maintenance treatment. The trial will be conducted in many of the 60 centers across Europe and North America that participated in the GALAXY-1 trial, together with approximately 60 additional centers.

        Results from the interim analysis for GALAXY-1 were used to inform the eligibility criteria for the GALAXY-2 trial. GALAXY-2 will enroll patients who have progressed following treatment with one prior platinum-containing regimen of chemotherapy as first-line therapy, and who were diagnosed with metastatic disease at least six months prior to study entry.

        The primary endpoint of GALAXY-2 will be overall survival. Two event-driven interim analyses of the overall survival primary endpoint of GALAXY-2 have been specified. Based on current projections and statistical assumptions, we expect these analyses, together with the final overall survival analysis, to occur in 2014.

        In 2011, we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with advanced NSCLC at the ASCO Annual Meeting and the International Association for the Study of Lung Cancer (IASLC) 14th World Conference on Lung Cancer, respectively. Results presented at these meetings showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients who were ALK+, i.e., for whom tumor genetic testing revealed rearrangements in the ALK gene, experienced confirmed partial responses following treatment with ganetespib (a 50% objective response rate, using the standard definition of complete response plus partial response). To further characterize ganetespib activity in the ALK+ NSCLC treatment setting, we initiated the CHIARA trial in 2012 to evaluate ganetespib monotherapy in ALK+ NSCLC patients who have not been previously treated with a direct ALK inhibitor. We expect to use results from an initial phase of enrollment, which was completed in the first quarter of 2013, to inform our decision on whether to continue additional enrollment in this trial.

        Preclinical results from experiments conducted in our laboratories have demonstrated synergy between ganetespib and crizotinib or other ALK inhibitors. These data support our view of future combination approaches with ganetespib and ALK inhibitors for treatment of ALK+ NSCLC. A number of cancer centers and cooperative groups have approached us with proposals to support trials evaluating ganetespib in combination with other agents in ALK+ disease. An investigator-sponsored Phase 1/2 trial evaluating ganetespib and crizotinib combinations in patients with ALK+ NSCLC that have not been previously treated with an ALK inhibitor began enrolling patients at Memorial Sloan-Kettering Cancer Center (MSKCC) in New York City in 2012.

  Breast Cancer

        In 2012, we initiated the ENCHANT trial designed to evaluate ganetespib monotherapy as first-line treatment for both metastatic HER2+ breast cancer and TNBC. Patients in both cohorts will be assessed at baseline and at week 3, 6, and 12 with a combination of PET and CT scans. The primary endpoint of this study is overall response rate at week 12. Up to 35 patients will be enrolled in each of the HER2+ and TNBC cohorts. We expect preliminary results from the ENCHANT trial in the first half of 2013.

        In addition to evaluating monotherapy administration of ganetespib in breast cancer, we and our collaborators believe that combination therapy with ganetespib has promise. MSKCC has announced that it will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, and ganetespib in combination with paclitaxel in TNBC.

  Additional clinical trials

        In addition to the clinical trials we plan to initiate and continue in 2013, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, have recently been initiated or are expected to initiate in 2013. These include the following:

  •
  the trials evaluating ganetespib in breast cancer and in ALK+ lung cancer sponsored by MSKCC described above;

  •
  a randomized trial evaluating the combination of fulvestrant and ganetespib in patients with hormone receptor-positive, metastatic breast cancer, being conducted at the Dana-Farber Cancer Institute, which began enrolling patients in 2012;

  •
  a trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being conducted at Emory University, which began enrolling patients in 2012;

  •
  a trial evaluating both ganetespib monotherapy and the combination of ganetespib and bortezomib in multiple myeloma, which began enrolling patients in 2012 and is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation;

  •
  a randomized trial evaluating the combination of ganetespib and low dose ara-C chemotherapy in elderly patients with acute myeloid leukemia (AML) being conducted at Cardiff University, which began enrolling patients in 2012; and

  •
  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by Cancer Research UK, which we expect to begin enrolling patients in the first half of 2013.

        In addition, a European cooperative group plans to initiate a randomized trial comparing paclitaxel with and without ganetespib in patients with advanced ovarian cancer in 2013.

Elesclomol (Mitochondria-Targeting Agent)

        Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis), in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism. In preclinical experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including lactate dehydrogenase (LDH), which can distinguish between active mitochondria (sufficient oxygen present) and inactive mitochondria (insufficient oxygen present). Consistent with these findings in three randomized clinical trials, LDH was an important predictor of elesclomol treatment outcome.

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

        We are also evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group (GOG), initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times ULN. The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program. The ovarian cancer trial has met the prespecified efficacy requirement to advance to stage 2 and full enrollment of the Phase 2 study, indicating potential activity in this difficult-to-treat patient population with limited treatment options.

  STA-9584 (Vascular Disrupting Agent)

        STA-9584 is a novel, injectable, small molecule compound that appears to disrupt the blood vessels that supply tumors with oxygen and essential nutrients, and is in preclinical development. In March 2011, we received a $1 million grant from the United States Department of Defense (DoD) for the development of STA-9584 in advanced prostate cancer and initiated work on this study in the second quarter of 2011. We completed work covered by this grant in 2012.

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

IL-12/23 Inhibitors

        The IL-12 cytokine is an important "master switch" that triggers the immune response of the T cell known as T helper type 1 (Th1). T cells play a critical role in the coordination of the body's immune response, and while Th1 cells are normally involved in the body's defense against intracellular attack by bacteria and other microorganisms, an overactive Th1 response can lead to various autoimmune or inflammatory diseases including Crohn's disease, psoriasis, RA, multiple sclerosis, and common variable immunodeficiency. The IL-23 cytokine is critical to the generation of a class of T cells known as Th17, which produce other pro-inflammatory proteins such as IL-17, which are critical in driving chronic inflammation. We believe that the clinical trial results observed with anti-IL-12/23 antibody therapies validate the inhibition of IL-12/23 activity as a promising approach for the treatment of inflammatory and autoimmune diseases. We have identified several small molecule IL-12/23 inhibitors that represent a promising opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs

Financial Operations Overview

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

        In 2013, we anticipate that the overall costs under our ganetespib program will increase as we further advance clinical development of ganetespib, including the GALAXY-1, GALAXY-2, ENCHANT and CHIARA trials, and conduct non-clinical supporting activities.

        Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

        General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors' and officers' liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2013, under our current operating plan, we anticipate that our general and administrative expenses will remain at levels similar to 2012. General and administrative expenses may increase in 2013 if we significantly expand pre-commercial development and medical community relations.

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

        We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, we consider whether we intend to sell the debt security and, if we do not intend to sell the debt security, we consider available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of our amortized cost basis. During the years ended December 31, 2012, 2011 and 2010, we determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2012, 2011 and 2010, we recorded no realized gains or losses on marketable securities.

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

        For multiple-element arrangements entered into or materially modified after January 1, 2011, we follow the provisions of ASU No. 2009-13 Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting.

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For us this determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) our best estimate of the selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. We expect, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

        Effective January 1, 2011, we adopted ASU No. 2009-13 which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. From the effective date of the adoption of this standard, we did not achieve any developmental, commercial or sales-based milestones pursuant to its research and collaboration agreement with Roche. Upon the effectiveness of the termination of the collaboration agreement with Roche on February 16, 2012, as more fully described in Note 8, we have no ongoing research and collaboration agreements under which milestones may be achieved.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. In the years ended December 31, 2012, 2011 and 2010, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our estimates of future expenses and our practice of making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net income (loss) for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

        We recognize stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. We use the Black-Scholes option pricing model as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility was principally based upon the weighted average historical volatility data of our common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to us that also have stock compensation plans with similar terms. We estimate the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, we have applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. We use the simplified method for determining the expected lives of options.

        For awards with graded vesting, we allocate compensation costs on a straight-line basis over the requisite service period. We amortize the fair value of each option over each option's service period, which is generally the vesting period.

        Our net income (loss) included compensation costs in the amount of $3.3 million, $3.4 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2012, the total amount of unrecognized stock-based compensation expense was $7.9 million, which will be recognized over a weighted average period of 2.6 years.

Consolidated Results of Operations

Years Ended December 31, 2012, 2011 and 2010

  Revenue

	Years Ended December 31,			2012 / 2011 Comparison		2011 / 2010 Comparison
	2012	2011	2010	$	%	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$—	$6.7	$4.6	$(6.7)	(100)%	$2.1	46%

	—	6.7	4.6	(6.7)	(100)%	2.1	46%
Cost sharing reimbursements, net—Roche	—	—	9.2	—	—%	(9.2)	(100)%

	—	—	9.2	—	—%	(9.2)	(100)%

Total collaboration revenue	—	6.7	13.8	(6.7)	(100)%	(7.1)	(51)%
Grant revenue	0.1	0.9	1.0	(0.8)	(89)%	(0.1)	(10)%

Total revenues	$0.1	$7.6	$14.8	$(7.5)	(99)%	$(7.2)	(49)%

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

        License and milestone revenue under the Roche Agreement decreased by $6.7 million in 2012 as compared to 2011 and increased by $2.1 million in 2011 as compared to 2010. In the fourth quarter of 2011, upon notification of Roche's election to terminate the Roche Agreement, we accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because we had no remaining significant performance obligations.

  Grant revenue

        Grant revenue decreased by $0.8 million in 2012 as compared to 2011 and by $0.1 million in 2011 as compared to 2010. In March 2011, we received a grant from the DoD, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). We recognized $147,000 and $853,000 of grant revenue under this grant in 2012 and 2011, respectively.

        In November 2010, we were awarded approximately $1.0 million in grants under the Patient Protection and Affordable Care Act. We recognized approximately $1.0 million of grant revenue under these grants in 2010.

  Research and Development Expense

	Years Ended December 31,			2012 / 2011 Comparison		2011 / 2010 Comparison
	2012	2011	2010	$	%	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$45.1	$30.1	$26.0	$15.0	50%	$4.1	16%
Elesclomol	0.7	3.8	2.9	(3.1)	(82)%	0.9	31%

Total clinical-stage drug candidates	45.8	33.9	28.9	11.9	35%	5.0	17%
CRACM	3.2	6.4	7.6	(3.2)	(50)%	(1.2)	(16)%
STA-9584	0.2	0.9	—	(0.7)	(78)%	0.9	—%
Other early stage programs	0.2	0.3	3.8	(0.1)	(33)%	(3.5)	(92)%

Total research and development	$49.4	$41.5	$40.3	$7.9	19%	$1.2	3%

  Ganetespib

        In 2012 as compared to 2011, costs incurred under our ganetespib program increased by $15.0 million, including increases of $5.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $9.7 million for external costs. These increases were principally due to the near completion of patient enrollment in the GALAXY-1 trial that was initiated in the second quarter of 2011, start-up activities and clinical conduct in support of the CHIARA and ENCHANT trials that initiated in 2012, start-up activities in support of the GALAXY-2 trial that commenced in the fourth quarter of 2012 and increases related to the conduct of supporting drug supply and other non-clinical activities. We anticipate that the overall costs under our ganetespib program will increase in 2013 as we further advance clinical development, including the GALAXY-1, GALAXY-2, ENCHANT and CHIARA trials, and conduct non-clinical supporting activities.

        In 2011 as compared to 2010, costs incurred under our ganetespib program increased by $4.1 million, including increases of $1.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $2.7 million for external costs. Costs incurred in connection with the GALAXY-1 trial that was initiated in the second quarter of 2011, and the conduct of investigator-sponsored studies and supporting non-clinical activities were offset, in part, by lower costs in several company-sponsored clinical trials that were completed in 2011.

  Elesclomol

        In 2012 as compared to 2011, costs incurred under our elesclomol program decreased by $3.1 million, including decreases of $2.2 million for personnel-related costs, related research supplies,

operational overhead and stock compensation, and $0.9 million for external costs. These decreases were principally related to timing differences in the conduct of the Phase 2 clinical trial of elesclomol in combination with paclitaxel in ovarian cancer that is being conducted by the GOG and the Phase 1 clinical trial of elesclomol as a single agent in AML that were initiated in the first quarter of 2011, as well as supporting clinical drug supply. In 2013, we anticipate that the overall costs under our elesclomol program will remain at levels similar to 2012.

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

  CRACM

        In 2012 as compared to 2011, costs incurred under our CRACM program decreased by $3.2 million, including a decrease of $3.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, offset by an increase of $0.3 million for external costs. This net decrease was the result of a lower investment in CRACM research following the conclusion of the Roche Agreement on February 16, 2012. In 2013, we anticipate that costs under the CRACM program may continue to decrease.

        In 2011 as compared to 2010, costs incurred under our CRACM program decreased by $1.2 million, including decreases of $1.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. These decreases were the result of a lower investment in CRACM research following the conclusion on December 31, 2010 of the two-year research term under the Roche Agreement.

  STA-9584

        In 2012 as compared to 2011, costs incurred under our STA-9584 program decreased by $0.7 million, including decreases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs. In March 2011, we received a grant from the DoD, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. As our main focus continues to be advancing our ganetespib program, additional investments in our STA-9584 program are dependent upon obtaining funding from additional grants or partnerships.

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

  Early-stage programs

        In 2012 as compared to 2011, costs incurred under our other early-stage programs decreased by $0.1 million principally due to a decrease of $0.1 million for external costs.

        In 2011 as compared to 2010, costs incurred under our other early-stage programs decreased by $3.5 million principally due to decreases of $3.3 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs.

  General and Administrative Expense

	Years Ended December 31,			2012 / 2011 Comparison		2011 / 2010 Comparison
	2012	2011	2010	$	%	$	%
	(dollars in millions)
General and administrative	$11.7	$11.5	$11.4	$0.2	2%	$0.1	1%

        In 2012 as compared to 2011, the $0.2 million increase in general and administrative expense principally resulted from an increase of $0.8 million for personnel-related costs, related overhead and stock compensation, offset by a $0.6 million net decrease in external professional fees. In 2013, under our current operating plan, we anticipate that our general and administrative expenses will remain at levels similar to 2012. General and administrative expenses may increase in 2013 if we significantly expand pre-commercial development and medical community relations.

        In 2011 as compared to 2010, the $0.1 million increase in general and administrative expense principally resulted from a decrease of $0.2 million for personnel-related costs, related overhead and stock compensation, offset by a $0.3 million increase in net external professional fees.

  Interest Expense, net

	Years Ended December 31,			2012 / 2011 Comparison		2011 / 2010 Comparison
	2012	2011	2010	$	%	$	%
	(dollars in millions)
Interest expense, net	$1.8	$1.9	$0.6	$(0.1)	(5)%	$1.3	217%

        In 2012 as compared to 2011, interest expense decreased due to the commencement of principal payments in July 2012 under the GECC Term Loan. In 2013 as compared to 2012, we anticipate that interest expense will continue to decrease as principal continues to be paid under the current terms of the GECC Term Loan agreement.

        In 2011 as compared to 2010, interest expense increased by $1.3 million principally due to interest expense in connection with the GECC Term Loan executed in September 2010 and the Oxford Term Loan executed in March 2011, offset, in part, by lower average principal balances of capital equipment leases.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Cash, cash equivalents and marketable securities	$100.6	$39.7	$51.0
Working capital	77.9	25.1	34.8
Cash flows (used in) provided by:
Operating activities	(54.1)	(47.3)	(38.2)
Investing activities	(9.9)	9.3	(19.8)
Financing activities	115.5	36.7	45.2
Capital expenditures (included in investing activities)	(0.5)	(0.7)	(0.1)

        Our operating activities used cash of $54.1 million, $47.3 million and $38.2 million in 2012, 2011 and 2010, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        In 2012, our investing activities used cash of $9.9 million, including the purchases of marketable securities in the amount of $50.0 million and purchases of property and equipment in the amount of $0.5 million, offset by maturities of marketable securities in our investment portfolio in the amount of $40.6 million. In 2011, our investing activities provided cash of $9.3 million, including maturities of marketable securities in our investment portfolio in the amount of $60.7 million, offset by the purchases of marketable securities in the amount of $50.7 million and purchases of property and equipment in the amount of $0.7 million. In 2010, our investing activities used cash of $19.8 million, including purchases of marketable securities in the amount of $36.9 million and purchases of property and equipment in the amount of $0.1 million, offset by $17.2 million in maturities of marketable securities in our investment portfolio.

        Our financing activities provided cash of $115.5 million, $36.7 million, $45.2 million in 2012, 2011 and 2010, respectively. In 2012, we raised approximately $119.7 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012, $25.8 million in net proceeds from the sale of 3,976,702 shares of our common stock in a registered direct offering in July 2012, $59.8 million in net proceeds from the sale of 7,000,000 shares of our common stock in a registered direct offering in December 2012 and $1.1 million from the exercise of common stock options. In 2011, we raised approximately $37.3 million in net cash proceeds, including $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011, $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 and $0.5 million from the exercise of common stock options. In 2010, we raised approximately $47.0 million in net cash proceeds, including $26.7 million in net proceeds from the sale of 6,388,889 shares of our common stock in an underwritten public offering in January 2010, $15.0 million in gross proceeds from the GECC Term Loan that was executed in September 2010, and $5.0 million in net proceeds from the direct sale of 1,440,923 shares of our common stock in November 2010 to a director, who is our largest stockholder, as well as $0.3 million from the exercise of common stock options. We repaid $4.2 million and $0.4 million in principal payments in 2012 and 2011, respectively, in connection with the GECC Term Loan and the Oxford Term Loan. In July 2012, we began making 25 equal monthly payments of principal under the GECC Term Loan. We repaid $0.2 million and $1.8 million in capital equipment leases in 2011 and 2010, respectively.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2012)	Total	2013	2014 through 2015	2016 through 2017	More than 5 years
Operating and capital lease obligations(1)	$8.5	$2.2	$4.3	$2.0	$—
GECC and Oxford Term Loans(1)	13.9	8.8	5.1	—	—
Research and development contracts(2)	44.7	30.1	14.6	—	—

Total	$67.1	$41.1	$24.0	$2.0	$—

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

  Amounts not included in the table of Contractual Obligations and Commitments

        In July 2011, we entered into a co-development agreement with one of our clinical research organizations, or CRO, for the conduct of certain company- sponsored clinical trials. Under the co-development agreement, this CRO is performing clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, up to a specified maximum payment, which is defined as a multiple of the fee reduction realized.

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

Registered Direct Offering

        In December 2012, we entered into common stock purchase agreements with investors and certain directors, including our largest stockholder, pursuant to which we sold 7,000,000 shares of our common stock in a registered direct offering at a purchase price of $8.60 per share. These shares were sold directly to these investors and directors without a placement agent, underwriter, broker or dealer. The net proceeds to us were approximately $59.8 million after deducting estimated offering expenses payable by us.

Registered Direct Offering

        In July 2012, we entered into subscription agreements with certain directors, including our largest stockholder, pursuant to which we sold 3,976,702 shares of our common stock in a registered direct offering at a purchase price of $6.49 per share. These shares were sold directly to these directors without a placement agent, underwriter, broker or dealer. The net proceeds to us were approximately $25.8 million after deducting estimated offering expenses payable by us.

Public Offering

        In January and February 2012, we raised approximately $35.4 million in gross proceeds from the sale of an aggregate of 8,050,000 shares of our common stock in a public offering at a public offering price of $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 upon the full exercise of the over-allotment option granted to the underwriters. One of our directors, who is our largest stockholder, purchased 1,136,363 shares in this offering. The net offering proceeds to us were approximately $33.0 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by us.

At-The-Market Issuance Sales Agreement with MLV

        On May 2, 2012, as amended, we entered into an at-the-market issuance sales agreement, or Sales Agreement, with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $28 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3. We will pay MLV a commission of up to 3% of the gross proceeds of the sale of any shares sold through MLV. To date, no shares have been sold under the Sales Agreement.

Term Loans

General Electric Capital Corporation (GECC)

        In September 2010, as amended, we entered into a $15 million loan and security agreement with GECC and one other lender, all of which was funded at the closing in September 2010, which we refer to herein as the GECC Term Loan. Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%. We made interest-only payments through June 2012. In July 2012, we began making 25 equal monthly payments of principal plus accrued interest on the outstanding balance and will pay an exit fee of $525,000 upon the conclusion of the GECC Term Loan. (See Note 10 of the accompanying consolidated financial statements.)

Oxford Finance Corporation (Oxford)

        In March 2011, we entered into a $2 million loan and security agreement with Oxford, all of which was funded at the closing, which we refer to herein as the Oxford Term Loan. In December 2012, we entered into a loan modification agreement with Oxford under which we may draw down up to an additional $0.6 million in equipment financing until May 31, 2013. As of December 31, 2012, no additional financing had been used. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. (See Note 10 of the accompanying consolidated financial statements.)

Liquidity

Funding Requirements

        We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY-1, GALAXY-2, ENCHANT and CHIARA trials, and initiate additional clinical trials of ganetespib if supported by trial results;

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

        As of December 31, 2012, we had $100.6 million in cash, cash equivalents and marketable securities, an increase of $60.9 million from $39.7 million as of December 31, 2011. This increase principally reflects the $119.7 million in net proceeds raised from the public and registered direct offerings of our common stock and exercises of common stock options in 2012, offset by our cash used in operations as discussed under "Cash Flows" above.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into the second quarter of 2014. This estimate assumes that the timing and nature of activities contemplated for 2013 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $28 million at-the-market issuance sales agreement with MLV or other sources.

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

        If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We currently have an effective shelf registration statement on Form S-3, under which we currently have up to $28.6 million in securities available for issuance, including up to $28 million in shares of common stock that we have reserved and that may be offered and sold under the at-the-market issuance sales agreement with MLV. We plan to file a new shelf registration statement on Form S-3 in March 2013 to register up to $300 million of our securities for future issuance.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards

        For tax years through 2012, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced a change in ownership, as defined by Section 382, in connection with the acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO or any other equity offerings to date. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2012 we have net operating loss carryforwards for U.S. federal tax purposes of approximately $400.2 million, after taking into consideration net operating losses expected to expire unused as a result of this limitation, and the remainder will expire in varying amounts through 2032 unless utilized. In addition, as of December 31, 2012, we have state net operating loss carryforwards of approximately $157.8 million, which will expire through 2032 unless utilized. The utilization of these net operating loss carryforwards may be further limited as we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2012, we had cash, cash equivalents and marketable securities of $100.6 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated

Framework. Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceutical Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synta Pharmaceutical Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Synta Pharmaceutical Corp.' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synta Pharmaceutical Corp. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2013

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

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Officer and Director Compensation," "Management and Corporate Governance—Committees of the Board of Directors and Meetings" and "Compensation Committee Report" in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management and Corporate Governance—The Board of Directors" and "Management and Corporate Governance—Director Independence" in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the proposal captioned "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant.		S-1/A (Exhibit 3.2)	1/23/07	333-138894
3.2	Restated Bylaws of the Registrant.		S-1/A (Exhibit 3.4)	1/23/07	333-138894
4.1	Form of Common Stock Certificate.		S-1/A (Exhibit 4.1)	2/5/07	333-138894
4.2.1	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.1)	12/1/06	333-138894
4.2.2	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.2)	12/1/06	333-138894
4.2.3	Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.3)	2/5/07	333-138894
4.2.4	Third Amendment, dated November 30, 2011, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		8-K (Exhibit 10.1)	12/1/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Lease Agreements
10.1
	Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006.		S-1/A (Exhibit 10.5)	12/1/06	333-138894
10.1.1
	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		10-Q (Exhibit 10.1)	8/7/08	001-33277
10.1.2
	Third Amendment, dated April 19, 2011, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		8-K (Exhibit 10.1)	4/22/11	001-33277
10.2	Lease Agreement, dated as of June 9, 2011, by and between the Registrant and 125 Hartwell Trust.		10-Q (Exhibit 10.3)	8/4/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.3	Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord's Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005.		S-1/A (Exhibit 10.8)	12/1/06	333-138894
10.4	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		S-1/A (Exhibit 10.27)	1/4/07	333-138894
10.4.1	First Amendment, dated as of June 23, 2011, to Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		10-Q (Exhibit 10.4)	8/4/11	001-33277
Credit Facilities, Loan and Equity Agreements
10.5	Common Stock Purchase Agreement, dated October 4, 2010, by and between the Registrant and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	10/5/10	001-33277
10.5.1	Amendment No. 1, dated August 19, 2011, to Common Stock Purchase Agreement, dated October 4, 2010, by and between Synta Pharmaceuticals Corp. and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	8/19/11	001-33277
10.6	Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	10/5/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.1	First Amendment, dated as of November 9, 2010, to Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.11)	3/11/11	001-33277
10.6.2
	Second Amendment, dated as of March 3, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	5/5/11	001-33277
10.6.3
	Third Amendment, dated as of July 1, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.5)	8/4/11	001-33277
10.6.4
	Fourth Amendment, dated as of January 23, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.6.4)	2/22/11	001-33277
10.6.5
	Fifth Amendment, dated as of July 30, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	8/2/12	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.6	Sixth Amendment, dated as of December 6, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.	X
10.6.7
	Seventh Amendment, dated as of December 14, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1)	12/20/12	001-33277
10.7	Promissory Note issued by the Registrant to General Electric Capital Corporation.		8-K (Exhibit 10.1.2)	10/5/10	001-33277
10.8	Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	10/5/10	001-33277
10.9	Guaranty, dated as of September 30, 2010, by and among Synta Securities Corp. and General Electric Capital Corporation.		8-K (Exhibit 10.1.4)	10/5/10	001-33277
10.10	Pledge Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., and General Electric Capital Corporation.		8-K (Exhibit 10.1.5)	10/5/10	001-33277
10.11	At the Market Issuance Sales Agreement, dated May 2, 2012, by and between the Registrant and MLV & Co. LLC.		10-Q (Exhibit 10.1)	5/3/12	001-33277
10.11.1	First Amendment, dated December 12, 2012, to the At the Market Issuance Sales Agreement, dated May 2, 2012, by and between the Registrant and MLV & Co. LLC.		8-K (Exhibit 10.2)	12/13/12	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.12	Form of Subscription Agreement, dated July 25, 2012, by and between the Registrant and each of the Purchasers participating in the Registrant's July Registered Direct Offering.		8-K (Exhibit 10.1)	7/26/12	001-33277
10.13	Form of Common Stock Purchase Agreement, dated December 12, 2012, by and each of the Purchasers participating in the Registrant's December Registered Direct Offering.		8-K (Exhibit 10.1)	12/13/12	001-33277
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.14	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277
†10.14.1	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277
†10.15	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-K/A (Exhibit 10.27)	11/10/09	001-33277
†10.15.1	Amendment, dated February 5, 2010, to Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	5/4/10	001-33277
†10.15.2
	Second Amendment, executed February 3, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	5/5/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
†10.15.3	Third Amendment, executed July 15, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between Synta Pharmaceuticals Corp. and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffmann-La Roche Inc.		8-K (Exhibit 10.1)	7/21/11	001-33277
Equity Compensation Plans
*10.16	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894
*10.17	Amended and Restated 2006 Stock Plan.		8-K (Exhibit 10.1)	6/21/10	001-33277
*10.18	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894
*10.19	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894
*10.20	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894
*10.21	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894
*10.22	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894
Agreements with Executive Officers and Directors
*10.23	Amended and Restated Director Compensation Policy, effective March 6, 2012.		10-Q (Exhibit 10.2)	5/3/12	001-33277
*10.24	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277
*10.25	Letter Agreement, dated April 18, 2005, by and between the Registrant and Safi R. Bahcall, Ph.D.		S-1/A (Exhibit 10.13)	12/1/06	333-138894
*10.26	Letter Agreement, dated October 12, 2002, by and between the Registrant and Dr. Keizo Koya.		S-1/A (Exhibit 10.14)	12/1/06	333-138894
*10.27	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich.		S-1/A (Exhibit 10.17)	12/1/06	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.28	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894
*10.29	Letter Agreement, dated December 9, 2008, by and between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.29)	3/11/10	001-33277
*10.30	Letter Agreement, dated November 19, 2010, by and between the Registrant and Amar Singh.		10-K (Exhibit 10.36)	3/11/11	001-33277
*10.31	Form of Severance and Change in Control Agreement between the Registrant and each of Keizo Koya, Amar Singh and Vojo Vukovic.		10-K (Exhibit 10.30)	3/11/10	001-33277
*10.32	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.		10-K (Exhibit 10.31)	3/11/10	001-33277
*10.33	Retention Award from the Registrant to Keith S. Ehrlich, dated April 14, 2009.		10-Q (Exhibit 10.3)	8/4/09	001-33277
*10.34	Agreement and Release, dated January 14, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.22)	12/1/06	333-138894
*10.35	Consulting Agreement, dated April 18, 2005, by and between the Registrant and Lan Bo Chen, Ph.D.		S-1/A (Exhibit 10.23)	12/1/06	333-138894
*10.35.1	Amendment to Consulting Agreement, dated March 23, 2007, by and between the Registrant and Lan Bo Chen, Ph.D.		10-K (Exhibit 10.19.1)	3/20/08	001-33277
10.36	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894
10.37	Subscription Agreement, dated November 10, 2010, by and between the Registrant and Bruce Kovner.		8-K (Exhibit 10.1)	11/12/10	001-33277
10.38	Form of Common Stock Purchase Agreement, dated April 14, 2011, by and among the Registrant and each of the Investors participating in the Registrant's Registered Direct Common Stock Offering.		8-K (Exhibit 10.1)	4/15/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
21.1	List of Subsidiaries.		10-K (Exhibit 21.1)	3/28/07	001-33277
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101**
	The following materials from Synta Pharmaceuticals Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

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

SYNTA PHARMACEUTICALS CORP.
Date: March 14, 2013	By:	/s/ SAFI R. BAHCALL Safi R. Bahcall, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ SAFI R. BAHCALL Safi R. Bahcall, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2013
/s/ KEITH S. EHRLICH Keith S. Ehrlich, C.P.A.	Vice President, Finance and Administration, Chief Financial Officer (principal accounting and financial officer)	March 14, 2013
/s/ KEITH R. GOLLUST Keith R. Gollust	Chairman of the Board	March 14, 2013
/s/ BRUCE KOVNER Bruce Kovner	Director	March 14, 2013
/s/ DONALD W. KUFE Donald W. Kufe, M.D.	Director	March 14, 2013
/s/ WILLIAM REARDON William Reardon, C.P.A.	Director	March 14, 2013
/s/ ROBERT N. WILSON Robert N. Wilson	Director	March 14, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2012, 2011, and 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheets of Synta Pharmaceuticals Corp. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2013

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$81,512	$30,075
Marketable securities	19,087	9,650
Prepaid expenses and other current assets	786	561

Total current assets	101,385	40,286
Property and equipment, net	1,174	1,407
Other assets	458	631

Total assets	$103,017	$42,324

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,661	$3,467
Accrued contract research costs	4,761	2,841
Other accrued liabilities	5,127	4,594
Current portion of capital lease obligations	13	12
Current portion of term loans	7,924	4,234

Total current liabilities	23,486	15,148

Long-term liabilities:
Capital lease obligations, net of current portion	1	14
Term loans, net of current portion	4,464	12,388

Total long-term liabilities	4,465	12,402

Total liabilities	27,951	27,550

Commitments and contingencies (Note 10) Stockholders' equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2012 and 2011; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at December 31, 2012 and 2011; 68,930,082 and 49,539,808 shares issued and outstanding at December 31, 2012 and 2011, respectively	7	5
Additional paid-in-capital	536,277	413,196
Accumulated other comprehensive income	2	3
Accumulated deficit	(461,220)	(398,430)

Total stockholders' equity	75,066	14,774

Total liabilities and stockholders' equity	$103,017	$42,324

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Collaboration revenues:
License and milestone revenue	$—	$6,731	$4,572
Cost sharing reimbursements, net	—	—	9,253

Total collaboration revenues	—	6,731	13,825
Grant revenue	147	853	978

Total revenues	147	7,584	14,803

Operating expenses:
Research and development	49,412	41,464	40,252
General and administrative	11,676	11,552	11,449

Total operating expenses	61,088	53,016	51,701

Loss from operations	(60,941)	(45,432)	(36,898)
Interest expense, net	(1,849)	(1,948)	(569)

Net loss	$(62,790)	$(47,380)	$(37,467)

Net loss per common share:
Basic and diluted net loss per common share	$(1.06)	$(1.00)	$(0.93)
Basic and diluted weighted average number of common shares outstanding	59,411,476	47,197,572	40,365,215

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(62,790)	$(47,380)	$(37,467)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1)	6	(3)

Comprehensive loss	$(62,791)	$(47,374)	$(37,470)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in Capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2009	33,978,300	$3	$338,491	$—	$(313,583)	$24,911
Issuance of common shares in equity offering, excluding to related parties, net	5,616,667	1	23,213	—	—	23,214
Issuance of common shares to related parties	2,213,145	—	8,460	—	—	8,460
Issuance of restricted common shares	180,719	—	—	—	—	—
Exercise of stock options	132,745	—	316	—	—	316
Forfeitures of restricted common shares	(31,371)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	4,048	—	—	4,048
Unrealized loss on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(37,467)	(37,467)

Balance at December 31, 2010	42,090,205	$4	$374,528	$(3)	$(351,050)	$23,479
Issuance of common shares in equity offering, excluding to related parties, net	5,610,238	1	27,101	—	—	27,102
Issuance of common shares to related parties	1,581,493	—	7,734	—	—	7,734
Issuance of restricted common shares	70,585	—	—	—	—	—
Exercise of stock options	193,818	—	479	—	—	479
Forfeitures of restricted common shares	(6,531)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	3,354	—	—	3,354
Unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(47,380)	(47,380)

Balance at December 31, 2011	49,539,808	$5	$413,196	$3	$(398,430)	$14,774
Issuance of common shares in equity offering, excluding to related parties, net	11,264,102	1	65,106	—	—	65,107
Issuance of common shares to related parties	7,762,600	1	53,544	—	—	53,545
Issuance of restricted common shares	45,243	—	—	—	—	—
Exercise of stock options	322,298	—	1,141	—	—	1,141
Purchase and retirement of common shares from an officer	(3,969)	—	(32)	—	—	(32)
Compensation expense related to stock options for service	—	—	3,322	—	—	3,322
Unrealized gain on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(62,790)	(62,790)

Balance at December 31, 2012	68,930,082	$7	$536,277	$2	$(461,220)	$75,066

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(62,790)	$(47,380)	$(37,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,322	3,354	4,048
Depreciation and amortization	738	1,464	1,933
Changes in operating assets and liabilities:
Collaboration receivable	—	116	(116)
Prepaid expenses and other current assets	(225)	(130)	(12)
Other assets	173	(265)	(8)
Accounts payable	2,194	1,542	(2,032)
Accrued contract research costs	1,920	330	412
Other accrued liabilities	533	400	(310)
Deferred collaboration revenue	—	(6,731)	(4,647)

Net cash used in operating activities	(54,135)	(47,300)	(38,199)

Cash flows from investing activities:
Purchases of marketable securities	(50,033)	(50,726)	(36,916)
Maturities of marketable securities	40,595	60,745	17,250
Purchases of property and equipment	(505)	(690)	(136)

Net cash (used in) provided by investing activities	(9,943)	9,329	(19,802)

Cash flows from financing activities:
Proceeds from issuances of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	66,248	27,581	23,530
Proceeds from the sale of common stock to related parties	53,545	7,734	8,460
Purchase and retirement of common stock from an officer	(32)	—	—
Proceeds from term loans	—	2,000	15,000
Payment of term loans	(4,234)	(378)	—
Payment of capital lease obligations	(12)	(201)	(1,834)

Net cash provided by financing activities	115,515	36,736	45,156

Net increase (decrease) in cash and cash equivalents	51,437	(1,235)	(12,845)
Cash and cash equivalents at beginning of period	30,075	31,310	44,155

Cash and cash equivalents at end of period	$81,512	$30,075	$31,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,696	$1,911	$578

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

        The Company has incurred significant operating losses since its inception and, as a result, at December 31, 2012 had an accumulated deficit of $461.2 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, capital leases, non-refundable payments under the former collaboration agreements with GlaxoSmithKline (GSK) and Hoffman-La Roche (Roche), and proceeds from term loans by General Electric Capital Corporation (GECC) and Oxford Finance Corporation (Oxford) (see Note 10). At December 31, 2012, the Company had approximately $100.6 million in cash, cash equivalents and marketable securities.

        Based on the Company's current operating levels, it expects its cash resources will be sufficient to fund operations into the second quarter of 2014. This estimate assumes that certain activities contemplated for 2013 will be conducted subject to the availability of sufficient financial resources. The Company expects to continue evaluating additional potential sources of funding, including partnership agreements, cost or risk-sharing agreements, equity financings or other sources.

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

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2012, 2011 and 2010, the Company determined that no securities were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2012, 2011 and 2010, the Company recorded no realized gains or losses on marketable securities.

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of December 31, 2012, the Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the year ended December 31, 2012, there were no transfers of financials assets between Levels 1 and 2. As of December 31, 2012, the Company had no financial liabilities that were recorded at fair value on the balance sheet. The fair value of the Company's term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company's term loan obligations approximates fair value as the Company's interest rate yield is near current market rate yields. The Company's term loan obligations are Level 3 liabilities within the fair value hierarchy.

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

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

approximately $1.8 million, $2.3 million, and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        As of December 31, 2012 and 2011, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

        The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Impairment of Long-Lived Assets

        The Company assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were impaired as of December 31, 2012 and 2011.

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

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) the Company's best estimate of the selling price (BESP). The BESP reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

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

        The Company's deliverables under its former collaboration agreement with Roche, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 8. Certain of the deliverables were combined as a single unit of accounting.

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

Grant Revenue

        In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the one year grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $147,000 and $853,000 of grant revenue under this grant in the years ended December 31, 2012 and 2011, respectively.

        In November 2010, the Company was awarded approximately $1.0 million in grants under the Patient Protection and Affordable Care Act. The Company recognized approximately $1.0 million of grant revenue under these grants in the year ended December 31, 2010.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility was principally based upon the weighted average historical volatility data of the Company's common stock and the historical volatility data from several guideline public biotechnology companies similar in size and value to the Company that also have stock compensation plans with similar terms. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical forfeitures, the Company has applied a forfeiture rate of 10% to all options that vest upon completion of the first year of service following the date of grant. The analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

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

        In the first quarter of 2012, the Company adopted ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. This update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Upon adoption, the Company elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements included in this Annual Report on Form 10-K.

Segment Reporting

        Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2012, 2011 and 2010, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	Years Ended December 31,
	2012	2011	2010
Common stock options	5,521,584	5,821,073	5,326,979
Unvested restricted stock	35,122	82,450	140,613

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2012 and 2011 was as follows (see Note 2):

	December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$81,512	$—	$—	$81,512
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	19,085	3	(1)	19,087

Total cash, cash equivalents and marketable securities	$100,597	$3	$(1)	$100,599

	December 31, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,326	$—	$—	$25,326
Government-sponsored entities and corporate debt securities due within 3 months of date of purchase (Level 2)	4,749	—	—	4,749

Total cash and cash equivalents	$30,075	$—	$—	$30,075
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	9,647	3	—	9,650

Total cash, cash equivalents and marketable securities	$39,722	$3	$—	$39,725

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(4) Property and Equipment

        Property and equipment consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Laboratory equipment	$12,531	$12,468
Leasehold improvements	4,939	4,847
Computers and software	2,630	2,315
Furniture and fixtures	1,170	1,135

	21,270	20,765
Less accumulated depreciation and amortization	(20,096)	(19,358)

	$1,174	$1,407

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.7 million, $1.5 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The net book value and accumulated amortization of equipment under capital lease was approximately $1,000 and $57,000, respectively, at December 31, 2012, and $16,000 and $43,000, respectively, at December 31, 2011.

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

Registered Direct Offering

        In December 2012, the Company entered into common stock purchase agreements with investors and certain directors, including its largest stockholder, pursuant to which the Company sold 7,000,000 shares of its common stock in a registered direct offering at a purchase price of $8.60 per share. These shares were sold directly to these investors and directors without a placement agent, underwriter, broker or dealer. The net proceeds to the Company were approximately $59.8 million after deducting estimated offering expenses payable by the Company.

Registered Direct Offering

        In July 2012, the Company entered into subscription agreements with certain directors, including its largest stockholder, pursuant to which the Company sold 3,976,702 shares of its common stock in a registered direct offering at a purchase price of $6.49 per share. These shares were sold directly to these directors without a placement agent, underwriter, broker or dealer. The net proceeds to the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(5) Stockholders' Equity (Continued)

Company were approximately $25.8 million after deducting estimated offering expenses payable by the Company.

Public Offering

        In January 2012 and February 2012, the Company raised approximately $35.4 million in gross proceeds from the sale of an aggregate 8,050,000 shares of its common stock in a public offering at $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 upon the full exercise of the over-allotment option granted to the underwriters. One of the Company's directors, who is its largest stockholder, purchased 1,136,363 shares in this offering. The net offering proceeds to the Company were approximately $33.0 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by the Company.

Equity Line of Credit

        In October 2010, as amended, the Company entered into a common stock purchase agreement (Purchase Agreement) with Azimuth Opportunity Ltd. (Azimuth) pursuant to which the Company obtained an equity line of credit facility (Facility) under which it may have sold, in its sole discretion, and Azimuth was committed to purchase, subject to the terms and conditions set forth in the Purchase Agreement, up to $35 million or 8,106,329 shares of the Company's common stock, whichever was fewer, over the term of the agreement which expired on May 1, 2012. No shares were sold to Azimuth under the Facility.

At-The-Market Issuance Sales Agreement

        On May 2, 2012, the Company entered into an at-the-market issuance sales agreement, as amended, (Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $28 million from time to time, at the Company's option, through MLV as its sales agent. Sales of common stock through MLV, if any, will be made by any method that is deemed an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to the Company's effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the Sales Agreement or termination of the Sales Agreement by the Company or MLV. To date, no shares have been sold under the Sales Agreement.

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

(6) Stock-Based Compensation

        The Company's 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. In January 2013, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 7,700,000 to 9,000,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2012. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of December 31, 2012, the Company had options outstanding to purchase 5,521,584 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006, and had 35,122 restricted shares of common stock outstanding. As of December 31, 2012, 1,902,341 shares were available for future issuance and were subsequently increased by an additional 1,300,000 shares in January 2013 related to the "evergreen" provision.

        The following table summarizes stock option activity during the year ended December 31, 2012:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	5,821,073	$7.54
Options granted	1,799,096	5.14
Options exercised	(322,298)	3.54
Options cancelled	(1,776,287)	9.36

Outstanding at December 31	5,521,584	$6.40	6.83	$17,472,889

Exercisable at December 31	3,091,173	$7.44	5.25	$7,906,822

        The aggregate intrinsic value of all options outstanding and exercisable represents the total pre-tax amount, net of the exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the closing stock price of $9.02 on December 31, 2012, which was the last trading day of the year. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $904,000, $518,000 and $278,000, respectively. The total cash received by the Company as a result of stock option exercises during 2012, 2011 and 2010 was $1.1 million, $0.5 million and $0.3 million, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2012, 2011 and 2010 were $4.10, $4.26 and $3.27, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during 2012, 2011 and 2010 was $0.6 million, $0.6 million and $0.2 million, respectively.

        The following table summarizes unvested restricted shares during the year ended December 31, 2012:

	Shares	Weighted average grant date fair value
Outstanding at January 1	82,450	$4.94
Vested	(92,571)	5.16
Granted	45,243	5.47

Outstanding at December 31	35,122	$5.04

Stock-Based Compensation Expense

        For the years ended December 31, 2012, 2011 and 2010, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2012	2011	2010
Risk-free interest rate	1.11%	2.48%	2.62%
Expected life in years	6.25 years	6.25 years	6.25 years
Volatility	101%	101%	102%
Expected dividend yield	—	—	—

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        Stock-based compensation expense during the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$3,082	$2,951	$3,614
Restricted stock	240	403	434

Total stock-based compensation expense	$3,322	$3,354	$4,048

Effect of stock-based compensation expense by line item:
Research and development	$2,485	$2,494	$3,074
General and administrative	837	860	974

Total stock-based compensation expense included in net loss	$3,322	$3,354	$4,048

        Unrecognized stock-based compensation expense as of December 31, 2012 was as follows (in thousands):

	Unrecognized stock compensation expense as of December 31, 2012	Weighted average remaining period (in years)
Employee stock options	$7,747	2.65
Restricted stock	172	0.62

Total	$7,919	2.61

7) Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Compensation and benefits	$3,272	$2,914
Professional fees	999	1,069
Other	856	611

	$5,127	$4,594

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

        Pursuant to the Roche Agreement, the Company received a non-refundable upfront license payment of $16 million in January 2009. Roche reimbursed all of the Company's research and certain early development costs over the two year research term that concluded on December 31, 2010. The Company received approximately $21.2 million in research and development support under the Roche Agreement.

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

        The $16 million non-refundable upfront license payment was being recognized ratably using the time-based model over the estimated performance period through June 2012. In the fourth quarter of 2011, upon notification of Roche's election to terminate the Roche Agreement, the Company accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because the Company had no remaining substantial performance obligations. In the years ended December 31, 2012, 2011 and 2010, the Company recognized $0, $6.7 million and $4.6 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. In the years ended December 31, 2012, 2011 and 2010, the Company recognized $0, $0 and $9.3 million, respectively, of cost sharing revenue under the Roche Agreement.

Co-Development Agreement

        In July 2011, the Company entered into a co-development agreement with a clinical research organization (CRO) for the conduct of certain company-sponsored clinical trials. Under the co-development agreement, this CRO is performing clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, resulting from the product under development up to a specified maximum payment, which is defined as a multiple of the fee reduction realized.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes

        Differences between the actual tax provision (benefit) and the tax provision (benefit) computed using the United States federal income tax rate is as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Provision (benefit) at statutory rate	$(21,349)	$(16,109)	$(12,739)
State taxes, net of federal benefit	(3,220)	(2,379)	(1,967)
State tax rate change	—	84	196
State net operating loss expiration	3,167	2,867	3,820
Stock-based compensation	382	373	791
Tax credits	(411)	(1,537)	(1,686)
Other	22	259	(78)
(Decrease) increase in valuation allowance	21,409	16,442	11,663

Income tax provision (benefit)	$—	$—	$—

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2012	2011
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$143,988	$123,463
Federal and state research and experimentation credits	17,225	16,796
Depreciation and amortization	2,594	2,776
Deferred compensation	5,368	5,077
Other	1,014	667

Deferred tax assets	170,189	148,779
Less valuation allowance	(170,189)	(148,779)

Net deferred tax assets	$—	$—

        The total valuation allowance increased by approximately $21.4 million, $16.4 million and $11.7 million in the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company has established valuation allowances against its deferred tax assets because management believes that, after considering all of the available objective evidence, both historical and prospective, the realization of the deferred tax assets does not meet the "more likely than not" criteria. The Company evaluates the need for a valuation allowance on a quarterly basis.

        For tax years through 2012 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of the Company's IPO, or any other equity offerings to date. As a result, the utilization of the Company's federal tax net operating loss carryforwards generated prior to the ownership change is

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Income Taxes (Continued)

limited. As of December 31, 2012, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $400.2 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2032 unless utilized. At December 31, 2012, the Company has state net operating loss carryforwards of approximately $157.8 million, which will expire through 2032 unless utilized. The net operating loss carryforwards include approximately $1.1 million of deductions related to the exercise of common stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses.The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. Approximately $60.0 million of state net operating loss carryforwards expired in 2012.

        At December 31, 2012, the Company had approximately $13.2 million and $6.1 million, respectively, in federal and state research and development credits which expire through 2031 and 2027, respectively.

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2009 through 2012. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        The Company does not consider any of its tax positions to be uncertain and accordingly there are no tax reserves for the years ended December 31, 2012, 2011, and 2010. The Company will recognize interest expense and penalties related to uncertain tax positions in income tax expense. The Company has not, as yet, conducted a study of its domestic research and development credit carryforwards. This study may result in an increase or decrease to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations and comprehensive loss or cash flows if an adjustment were required.

(10) Commitments and Contingencies

Leases

        The Company leases its research and office facilities under three non-cancelable and renewable operating leases with terms expiring in the fourth quarter of 2016. These lease agreements include customary provisions for rent increases, escalations for operating costs and renewals. The Company also leases equipment under various other non-cancellable operating leases.

Term Loans

General Electric Capital Corporation

        In September 2010, the Company entered into a $15 million loan and security agreement, as amended, with GECC and one other lender, all of which was funded at the closing in September 2010

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Commitments and Contingencies (Continued)

(the GECC Term Loan). Interest on the borrowings under the GECC Term Loan accrues at an annual rate of 9.75%.

        The Company made interest-only payments through June 2012. Beginning in July 2012, the Company began making 25 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest payable under the GECC Term Loan, the Company paid origination and amendment fees in the amount of $388,000 and is obligated to pay an exit fee of $525,000 at the time of the final payment of the outstanding principal.

        Origination and exit fees are being amortized and accreted, respectively, to interest expense over the term of the GECC Term Loan. As of December 31, 2012, the Company had paid approximately $262,000 of legal fees and expenses in connection with the GECC Term Loan. These expenses have been deferred and, together with the origination fees, are included in other assets, and will be expensed over the term of the GECC Term Loan. In the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $321,000, $275,000 and $67,000, respectively, in interest expense in connection with these origination, exit and transaction fees and expenses. In the years ended December 31, 2012, 2011 and 2010, respectively, the Company recognized approximately $1.4 million, $1.5 million and $453,000, respectively, in interest expense related to the outstanding principal under the GECC Term Loan. No warrants were issued in connection with the GECC Term Loan. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances.

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

Oxford Finance Corporation

        In March 2011, the Company entered into a $2 million loan and security agreement with Oxford, all of which was funded in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, the Company entered into a loan modification agreement under which the Company may draw down up to an additional $0.6 million in equipment financing until May 31, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance. As of December 31, 2012, no additional equipment financing had been used. The Company recognized approximately $172,000 and $192,000 in the years ended December 31, 2012 and 2011, respectively, in interest expense related to the outstanding principal under the Oxford Term Loan. In addition to the

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Commitments and Contingencies (Continued)

interest payable under the Oxford Term Loan, the Company paid approximately $88,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred, are included in other assets and are being expensed over the term of the Oxford Term Loan. No warrants were issued in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases and term loans are approximately as follows (in thousands):

	Operating leases	GECC Term Loan	Oxford Term Loan	Capital leases
Years ending December 31,
2013	$2,162	$7,996	$813	$13
2014	2,160	4,863	271	1
2015	2,196	—	—	—
2016	1,965	—	—	—

Total minimum payments	$8,483	12,859	1,084	14

Less: amount representing interest		(1,459)	(96)	(0)

Present value of minimum payments		11,400	988	14
Less current portions of obligations		(7,200)	(724)	(13)

Long term obligation		$4,200	$264	$1

        Rent expense under operating leases was approximately $2.2 million, $1.9 million and $2.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

(11) Related Party Transactions

        The Company paid its scientific founder and a member of the board of directors consulting fees of $120,000 in each of the years ended in December 31, 2011 and 2010.

        In April 2011, the Company sold an aggregate of 1,581,493 shares of common stock to certain of the Company's directors and entities affiliated with these directors at a purchase price of $4.89 per share in an issuer-directed registered direct offering (see Note 5).

        In January 2012, the Company sold 1,136,363 shares of common stock to a director, who is its largest stockholder, at a purchase price of $4.40 per share in a public offering (see Note 5).

        In July 2012, the Company entered into subscription agreements with certain directors, including its largest stockholder, pursuant to which the Company sold 3,976,702 shares of its common stock in a registered direct offering at a purchase price of $6.49 per share (see Note 5).

        In November 2012, the Company purchased and retired 3,969 shares from an officer upon the vesting of restricted common stock in order to fund the related tax liability.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Related Party Transactions (Continued)

        In December 2012, the Company entered into common stock purchase agreements with certain directors, including its largest stockholder, pursuant to which the Company sold 2,649,535 shares of its common stock in a registered direct offering at a purchase price of $8.60 per share (see Note 5).

        In January 2013, a director exercised an aggregate of 114,250 shares of common stock options that resulted in $1.0 million in proceeds to the Company.

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

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years ended December 31, 2012, 2011 and 2010 were approximately $376,000, $372,000 and $429,000, respectively, subject to forfeitures.

(13) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2012 and 2011:

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except shares and per share data)
Revenues:
License and milestone revenue	$—	$—	$—	$—
Cost sharing reimbursements, net	—	—	—	—

Total collaboration revenues	—	—	—	—
Grant revenue	147	—	—	—

Total revenues	147	—	—	—
Operating expenses:
Research and development	12,066	11,252	11,743	14,351
General and administrative	2,646	2,882	2,796	3,352

Total operating expenses	14,712	14,134	14,539	17,703

Loss from operations	(14,565)	(14,134)	(14,539)	(17,703)
Interest expense, net	(486)	(486)	(457)	(420)

Net loss	$(15,051)	$(14,620)	$(14,996)	$(18,123)

Basic and diluted net loss per common share	$(0.27)	$(0.25)	$(0.25)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	56,366,992	57,650,412	60,661,720	62,914,546

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except shares and per share data)
Revenues:
License and milestone revenue	$1,143	$1,143	$1,143	$3,302
Cost sharing reimbursements, net	—	—	—	—

Total collaboration revenues	1,143	1,143	1,143	3,302
Grant revenue	—	211	521	121

Total revenues	1,143	1,354	1,664	3,423
Operating expenses:
Research and development	9,436	10,417	10,751	10,859
General and administrative	2,673	2,946	3,131	2,803

Total operating expenses	12,109	13,363	13,882	13,662

Loss from operations	(10,966)	(12,009)	(12,218)	(10,239)
Interest expense, net	(435)	(493)	(516)	(504)

Net loss	$(11,401)	$(12,502)	$(12,734)	$(10,743)

Basic and diluted net loss per common share	$(0.27)	$(0.26)	$(0.26)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	42,008,818	47,845,315	49,403,589	49,426,806