Form 10-Q
period 2013-03-31
SYNTA PHARMACEUTICALS CORP
filed 2013-04-30
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, the registrant had 69,133,471 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$34,962	$81,512
Marketable securities	55,432	19,087
Prepaid expenses and other current assets	1,475	786
Total current assets	91,869	101,385
Property and equipment, net	1,350	1,174
Other assets	481	458
Total assets	$93,700	$103,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,719	$5,661
Accrued contract research costs	4,901	4,761
Other accrued liabilities	2,839	5,127
Current portion of capital lease obligations	11	13
Current portion of term loans	3,081	7,924
Total current liabilities	16,551	23,486
Long-term liabilities:
Capital lease obligations, net of current portion	—	1
Term loans, net of current portion	20,545	4,464
Total long-term liabilities	20,545	4,465
Total liabilities	37,096	27,951
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2013 and December 31, 2012; 69,129,951 and 68,930,082 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in-capital	538,538	536,277
Accumulated other comprehensive income	7	2
Accumulated deficit	(481,948)	(461,220)
Total stockholders’ equity	56,604	75,066
Total liabilities and stockholders’ equity	$93,700	$103,017

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Grant revenues	$—	$147
Total revenues	—	147
Operating expenses:
Research and development	16,380	12,066
General and administrative	3,878	2,646
Total operating expenses	20,258	14,712
Loss from operations	(20,258)	(14,565)
Interest expense, net	(470)	(486)
Net loss	$(20,728)	$(15,051)
Net loss per common share:
Basic and diluted net loss per common share	$(0.30)	$(0.27)
Basic and diluted weighted average number of common shares outstanding	68,991,371	56,366,992

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(20,728)	$(15,051)
Other comprehensive income:
Unrealized gain on available-for-sale securities	5	16
Comprehensive loss	$(20,723)	$(15,035)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(20,728)	$(15,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,216	827
Depreciation and amortization	100	230
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(689)	(47)
Other assets	(23)	112
Accounts payable	58	(427)
Accrued contract research costs	140	1,166
Other accrued liabilities	(2,288)	(2,064)
Net cash used in operating activities	(22,214)	(15,254)
Cash flows from investing activities:
Purchases of marketable securities	(55,290)	(22,824)
Maturities of marketable securities	18,950	9,650
Purchases of property and equipment	(276)	(147)
Net cash used in investing activities	(36,616)	(13,321)
Cash flows from financing activities:
Proceeds from issuance of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	1,045	28,204
Proceeds from the sale of common stock to related parties	—	5,000
Proceeds from term loans	13,210	—
Payment of term loans	(1,972)	(151)
Payment of capital lease obligations	(3)	(3)
Net cash provided by financing activities	12,280	33,050
Net (decrease) increase in cash and cash equivalents	(46,550)	4,475
Cash and cash equivalents at beginning of period	81,512	30,075
Cash and cash equivalents at end of period	$34,962	$34,550
Supplemental disclosure of cash flow information:
Cash paid for interest	$789	$485

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets , measurement of stock-based compensation, and the periods of performance under its collaborative research and development agreements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2013 and 2012, the Company determined that it did not have any securities were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2013 and 2012, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of March 31, 2013, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government bonds and commercial paper. During the three months ended March 31, 2013, the Company did not have any transfers of financials assets between Levels 1 and 2. As of March 31, 2013, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The Company’s term loan obligations are Level 3 liabilities within the fair value hierarchy.

Revenue Recognition

Collaboration and License Agreements

The Company’s principal source of revenue to date has been generated primarily through its prior collaborative research and development agreements, which included upfront license payments, development milestones, reimbursement of research and development costs, potential profit sharing payments, commercial and sales-based milestones and royalties. The application of accounting rules requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

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

For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continued to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where the Company had continuing involvement was recognized ratably over the estimated period of ongoing involvement because there was not any objective and reliable evidence of fair value for certain of the undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was eliminated in the newly issued accounting standard. In general, the consideration with respect to the other deliverables was recognized when the goods or services were delivered.

The cash flows associated with the single unit of accounting from the research and development portions of the Company’s collaborations were recognized as revenue using a time-based model. Under this model, cash flow streams were recognized as revenue over the estimated performance period. Upon achievement of milestones, as defined in the collaboration agreements, revenue was recognized to the extent the accumulated service time, if any, had occurred. The remainder was deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable was accounted for as a change in estimate on a prospective basis. Revenue was limited to amounts that were non-refundable and that the Company’s collaborators were contractually obligated to pay to the Company.  In the three months ended March 31, 2013 and 2012, the Company did not recognize any collaboration revenues.

Effective January 1, 2011, the Company adopted ASU No. 2009-13 which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company does not have any ongoing research and collaboration agreements under which milestones may be achieved.

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

Grant Revenue

In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $0 and $147,000 of grant revenue under this grant in the three months ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility was principally based upon the weighted average historical volatility data of the Company’s common stock. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

For awards with graded vesting, the Company allocates compensation costs on a straight-line basis over the requisite service period. The Company amortizes the fair value of each option over each option’s service period, which is generally the vesting period.

Certain of the employee stock options granted by the Company are structured to qualify as incentive stock options (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company may receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition is reported. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for its share-based compensation arrangements due to the fact that the Company does not believe it is more likely than not it will realize any deferred tax assets from such compensation cost recognized in the current period.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represent the only difference between the Company’s net loss and comprehensive loss.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02). ASU No. 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. In addition, ASU No. 2013-02 requires disclosure regarding changes in accumulated other comprehensive income balances. ASU No. 2013-02 is effective for the Company for interim and annual periods ending after December 15, 2012. The adoption of ASU No. 2013-02 did not have an affect on the Company’s results of operations or financial position.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has a single operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2013 and 2012, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,
	2013	2012
Common stock options	7,084,855	6,813,101
Unvested restricted common stock	98,814	29,421

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2013 and December 31, 2012 was as follows (see Note 2):

	March 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$31,962	$—	$—	$31,962
Corporate debt securities due within 3 months of date of purchase (Level 2)	3,000	—	—	3,000
Total cash and cash equivalents	$34,962	$—	$—	$34,962
Marketable securities (due within 1 year of date of purchase):
Corporate debt securities (Level 2)	53,136	18	(11)	53,143
Government-sponsored entities (Level 2)	2,289	—	—	2,289
Total marketable securities	55,425	18	(11)	55,432
Total cash, cash equivalents and marketable securities	$90,387	$18	$(11)	$90,394

	December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$81,512	$—	$—	$81,512
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	19,085	3	(1)	19,087
Total cash, cash equivalents and marketable securities	$100,597	$3	$(1)	$100,599

(4) Property and Equipment

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Laboratory equipment	$12,535	$12,531
Leasehold improvements	4,939	4,939
Computers and software	2,902	2,630
Furniture and fixtures	1,170	1,170
	21,546	21,270
Less accumulated depreciation and amortization	(20,196)	(20,096)
	$1,350	$1,174

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

(5) Stockholders’ Equity

At-The-Market Issuance Sales Agreement

On May 2, 2012, the Company entered into an at-the-market issuance sales agreement, as amended, (Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $28 million from time to time, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV, if any, will be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The Sales Agreement will terminate upon the earlier of the sale of all common stock subject to the Sales Agreement or termination of the Sales Agreement by the Company or MLV. To date, the Company has not sold any of its common stock under the Sales Agreement.

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested stock to employees, officers, directors and consultants to the Company. In January 2013, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 7,700,000 to 9,000,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2012. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of March 31, 2013, the Company had options outstanding to purchase 7,084,855 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006, and had 98,814 restricted shares of common stock outstanding. As of March 31, 2013, 1,439,201 shares were available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Shares	Weighted average exercise price
Outstanding at January 1	5,521,584	$6.40
Options granted	1,704,292	9.68
Options exercised	(124,869)	8.37
Options cancelled	(16,152)	6.49
Outstanding at March 31	7,084,855	$7.16
Exercisable at March 31	3,376,121	$7.04

The total cash received by the Company as a result of stock option exercises during the three months ended March 31, 2013 and 2012 was $1.0 million and $0.2 million, respectively. In January 2013, a director of the Company exercised a total of 114,250 stock options that resulted in approximately $990,000 in cash proceeds to the Company. The weighted-average grant date fair values of options granted during the three months ended March 31, 2013 and 2012 were $7.77 and $3.39, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during the three months ended March 31, 2013 and 2012 was $0.1 million and $0.2 million, respectively.

The following table summarizes unvested restricted shares during the three months ended March 31, 2013:

	Shares	Weighted average grant date fair value
Outstanding at January 1	35,122	$5.04
Vested	(11,308)	5.47
Granted	75,000	9.59
Outstanding at March 31	98,814	$8.44

Stock-Based Compensation Expense

For the three months ended March 31, 2013 and 2012, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.10%	1.17%
Expected life in years	6.25	6.25
Volatility	101%	100%
Expected dividend yield	—	—

Stock-based compensation expense during the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$1,131	$755
Restricted stock	85	72
Total stock-based compensation expense	$1,216	$827

Effect of stock-based compensation expense by line item:
Research and development	$629	$623
General and administrative	587	204
Total stock-based compensation expense included in net loss	$1,216	$827

Unrecognized stock-based compensation expense as of March 31, 2013 was as follows (in thousands):

	Unrecognized stock compensation expense as of March 31, 2013	Weighted average remaining period (in years)
Employee stock options	$18,162	3.32
Restricted stock	806	2.64
Total	$18,968	3.29

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Compensation and benefits	$1,158	$3,272
Professional fees	1,072	999
Other	609	856
	$2,839	$5,127

(8) Co-Development Agreement

In July 2011, the Company entered into a co-development agreement with a clinical research organization (CRO) for the conduct of certain company- sponsored clinical trials. Under the co-development agreement, this CRO is performing clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, resulting from the product under development up to a specified maximum payment, which is defined as a multiple of the fee reduction realized. Research and development expenses are being recognized based on the reduced fee structure and expected payments will be recorded in the future if and when payment is probable.

(9) Term Loans

General Electric Capital Corporation

In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) obtaining $12.9 million in additional loan funding and, as a result, increasing the principal balance to $22.5 million at March 31, 2013. This amendment is accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. The Company will make interest-only payments for the period from April 2013 through December 2013. Beginning in January 2014, the Company will begin making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. During the period from July 2012 through March 2013, the Company made equal monthly payments of principal plus accrued interest on the outstanding balance. Prior to July 2012, the Company made interest-only payments.

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended March 31, 2013 and 2012, the Company recognized GECC Term Loan interest expense of $446,000 and $445,000, respectively, of which $201,000 and $79,000, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, the Company entered into a loan modification agreement under which the Company may draw down up to an additional $0.6 million in equipment financing until May 31, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance. As of March 31, 2013, the Company had drawn down $310,000 in additional equipment financing pursuant to the December 2012 modification. The Company recognized approximately $29,000 and $51,000 of interest expense in the three months ended March 31, 2013 and 2012, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $101,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred, are included in other assets and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

The Oxford Term Loan is secured by certain laboratory and office equipment, furniture and fixtures. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contains restrictive covenants, including the requirement for the Company to receive the prior written consent of Oxford to enter into acquisitions in which the Company incurs more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future principal payments under the GECC and Oxford Term Loans as of March 31, 2013 are approximately as follows (in thousands):

Year Ending December 31,
2013	$618
2014	9,363
2015	9,114
2016	4,531
$23,626

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of March 31, 2013, we have raised an aggregate of approximately $667.0 million in cash proceeds to fund operations, including $465.2 million in net proceeds from private and public offerings of our equity, $30.2 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $4.4 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of March 31, 2013, we had an accumulated deficit of $481.9 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

We have two clinical-stage programs and one preclinical-stage program in oncology:

Ganetespib (Hsp90 Inhibitor)

Summary

Ganetespib is a novel, small molecule inhibitor of Hsp90, a molecular chaperone which is required for the proper folding and activation of many cancer-promoting proteins. In preclinical cancer models, inhibition of Hsp90 by ganetespib leads to the simultaneous degradation of many of these proteins and the subsequent death or cell cycle arrest of cancer cells dependent on these proteins for growth. A number of Hsp90 client proteins are also involved in the resistance of cancer cells to other anti-cancer treatments, such as chemotherapy. The ability to reduce cancer-cell drug resistance suggests potential for combining ganetespib with chemotherapies or other anti-cancer agents. In preclinical studies, ganetespib has shown anti-cancer activity against a broad range of solid and hematologic cancers, both as a monotherapy and in combination with certain widely used anti-cancer agents.

Ganetespib has been studied or is currently being evaluated in over twenty clinical trials including our GALAXY-1 and GALAXY-2 trials evaluating ganetespib in combination with docetaxel chemotherapy for patients with second-line, advanced, non-small cell lung cancer (NSCLC). Over 700 patients have been treated with ganetespib to date across ongoing or completed clinical trials.

In these trials, ganetespib has shown activity both in combination with chemotherapy, and administered as monotherapy:

•                  Combination:  At the European Society for Medical Oncology (ESMO) 2012 Congress, investigators presented results from an interim efficacy analysis of GALAXY-1, including the following:

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

•                  Objective response rate and progression-free survival, or PFS, in adenocarcinoma patients were also improved from 8% to 16%, and from 2.8 months to 4.2 months, in the control arm vs. ganetespib arm, respectively. Overall response and PFS rates in the control arm were consistent with results from prior trials with docetaxel in this setting.

•                  Results in several GALAXY patient subpopulations, defined by pre-specified clinical and biomarker characteristics, showed a greater survival difference between the control arm and ganetespib arm, as compared with the difference in the all-comer (intent-to-treat or ITT) adenocarcinoma patient population. These findings have been incorporated into the design of the confirmatory Phase 3 GALAXY-2 trial to enrich for patients most likely to derive the greatest benefit from ganetespib treatment.

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

The results observed to date in our GALAXY program suggest a significant commercial opportunity for use of ganetespib in combination with docetaxel as second-line treatment of NSCLC adenocarcinoma. Across the United States, United Kingdom, Germany, France, Spain, Italy, and Japan an estimated 160,000 new patients each year progress following first-line treatment for advanced NSCLC adenocarcinoma and receive subsequent treatment, which represents the patient population being addressed in our GALAXY program. In addition, over 500,000 patients receive taxanes each year (docetaxel or paclitaxel) across all cancer indications. The potential to combine ganetespib with taxanes with minimal additional toxicity and possible enhanced efficacy represents a promising opportunity, not only in lung cancer, but in breast, prostate, ovarian, gastric, bladder, and head and neck cancers, where taxanes are commonly used. In preclinical models, ganetespib has shown ability to enhance the activity of a number of other widely used anti-cancer agents, in addition to the taxanes, including pemetrexed, gemcitabine, bevacizumab, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine, tamoxifen, fulvestrant, temsirolimus, lapatinib, crizotinib, vemurafenib, selumetinib, and bortezomib. Combination trials with a number of these agents have recently been initiated.

Ganetespib Mechanism of Action and Preclinical Results

Hsp90 is required for the structural and functional maturation of numerous client proteins, many of which play critical roles in cell growth, differentiation and survival. Preclinical and clinical results have shown that ganetespib is a selective inhibitor of Hsp90, supporting the promise for therapeutic intervention of Hsp90 function in a broad range of malignancies. Relative to their normal counterparts, cancer cells are more reliant on elevated levels of the active Hsp90 complex and as such, appear to be selectively sensitive to Hsp90 inhibitors, including ganetespib.

In contrast with therapies that target a single oncogene driver, such as ALK or HER2, inhibition of Hsp90 results in the simultaneous disruption of numerous oncogenic signaling pathways that are critical for tumor cell proliferation and survival.  These can be broadly divided into three categories, with distinct anti-cancer applications:

•                  “Oncogene-addiction”.   Certain genetically defined cancers, such as ALK+ lung cancer or HER2+ breast cancer, show a strong dependence on a single mutated or overexpressed Hsp90 client protein.  Hsp90 inhibition, by leading to the destabilization of these client proteins, offers an approach to treating these cancers that is distinct from kinase inhibitors or antibodies, which bind to the oncogene driver directly.  Strong Hsp90 clients that drive certain oncogene-addicted cancers include ALK, HER2, mutant BRAF and EGFR, androgen receptor (AR), estrogen receptor (ER), and JAK2.

•                  Resistance.   Cancer cells often develop resistance to commonly used anti-cancer treatments such as chemotherapy and radiation therapy.   Many of these resistance mechanisms involve cell-cycle checkpoint, DNA repair, and anti-apoptosis pathways, which rely on Hsp90 client proteins including ATR, BCL2, BRCA1/2, CDK1/4, CHK1, survivin, and WEE1.   Inhibition of these client proteins supports combining

ganetespib with chemotherapy or radiation therapy in order to reduce resistance and improve potential clinical activity.  Together with our scientific collaborators, we have evaluated these types of combinations in both in vitro and in vivo models of a broad range of cancers including lung, breast, colorectal, pancreatic, and hematologic cancers.  In these models, ganetespib has shown synergistic activity with chemotherapies including docetaxel, paclitaxel, pemetrexed, gemcitabine, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, and vincristine as well as with radiation therapy

•                  Aggressive tumor biology properties, including angiogenesis and metastasis.   In advanced stage disease, tumors develop properties that allow them to spread throughout the body.   These include the activation of pathways that regulate new blood vessel formation (angiogenesis) and those that enable cancer cell separation from primary tumors and establishment of new tumor lesions (metastasis).   Many Hsp90 client proteins play key roles in these processes.  These include HIF-1alpha, VEGFR, PDFGR, and VEGF in angiogenesis; and MET, RAF, AKT, MMPs, HIF-1alpha, and IGF-1R in metastasis.  In preclinical models, ganetespib has shown ability to inhibit these proteins and suppress these aggressive properties.  These models include laboratory tests of tumor vasculature disruption, and laboratory tests of tumor cell migration and invasiveness.

Based on preclinical results compiled to date, ganetespib has a distinct safety and activity profile compared to other Hsp90 inhibitors.  Ganetespib is a novel small molecule that is structurally unrelated to first-generation, ansamycin-family compounds, such as 17-AAG or 17-DMAG. In preclinical studies, ganetespib has shown 10-100 times greater potency than 17-AAG across a broad range of cancer cell types as well as activity in animal models that are resistant to treatment with 17-AAG. Results published in Molecular Cancer Therapeutics in December 2011 highlighted certain physicochemical properties of ganetespib we believe contribute to its improved safety and activity relative to other Hsp90 inhibitors. These properties include smaller size, greater potency in inhibiting Hsp90, improved ability to passively enter cells, absence of a molecular component believed to cause liver toxicity, and the ability to penetrate deep into tumor tissues.

Ganetespib Clinical Trials

We are sponsoring four principal ongoing trials evaluating ganetespib activity:

•                  GALAXY-1: a 300-patient global, randomized Phase 2b/3 trial designed to evaluate ganetespib in combination with docetaxel versus docetaxel alone as second-line therapy in advanced NSCLC patients with adenocarcinoma histology,

•                  GALAXY-2: a 500-patient, global, randomized, confirmatory Phase 3 clinical trial evaluating ganetespib plus docetaxel vs. docetaxel alone for the treatment of second-line advanced non-small cell lung adenocarcinoma as with GALAXY-1. Results from an interim analysis of the GALAXY-1 trial conducted in September 2012 were used to inform the design of GALAXY-2, enriching for those patients who showed enhanced clinical benefit from treatment with ganetespib in GALAXY-1,

•                  CHIARA: a Phase 2 trial evaluating ganetespib monotherapy in NSCLC patients whose tumors have a genetic profile characterized by rearrangement of the ALK gene (ALK+), and

•                  ENCHANT: a Phase 2 trial evaluating ganetespib in patients with newly diagnosed HER2 negative metastatic breast cancer.

Ganetespib in NSCLC

Ganetespib in combination:  The GALAXY program

GALAXY-1:  In 2011 we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compares treatment with docetaxel alone, which is approved for second-line treatment, versus treatment with ganetespib plus docetaxel. The aims of this study are to 1) evaluate clinical benefit and establish the safety profile of ganetespib in combination with docetaxel relative to docetaxel alone, 2) identify the patient populations, by biomarker or other disease characteristics, which may be most responsive to combination treatment, and 3) to build the clinical and operational experience needed to optimize the design and execution of a pivotal Phase 3 registration trial.

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

GALAXY-1 was originally designed to enroll 240 second-line advanced NSCLC patients in order to evaluate several pre-specified hypotheses on which patients might be most responsive to combination treatment. Co-primary endpoints were PFS in all patients (the ITT population) and overall survival in patients with elevated baseline level of serum LDH. Several months after trial initiation, but before any substantial patient enrollment, the trial was amended to elevate improvement in PFS in patients with mutant KRAS (the mKRAS population) from a secondary endpoint to a co-primary endpoint, based on clinical results observed in a separate ganetespib trial around that time. Both LDH and mutant KRAS were pre-specified for evaluation from blood and tumor tissue, respectively, by an independent central laboratory.

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

The current co-primary endpoints of GALAXY-1 are PFS in adenocarcinoma patients with elevated LDH and PFS in patients with mutant KRAS. Both of these represent patient populations with high unmet medical needs and for which there are encouraging preclinical and early clinical results supporting the use of ganetespib. Key secondary endpoints, which have been evaluated with the statistical gatekeeping methodology, include OS and PFS in the all-adenocarcinoma population. GALAXY-1 is 90% powered to detect a PFS improvement from 6 to 12 weeks in patients with elevated LDH and from 5 weeks to 10 weeks in patients with mutant KRAS. For all adenocarcinoma patients, GALAXY-1 is 88% powered to detect an improvement in PFS from 3 to 4.5 months, and 73% powered to detect an improvement in overall survival from 6 to 8.5 months. All powering assumptions are based on a 1-sided alpha of 0.05.

On September 29, 2012, we reported results from an interim efficacy analysis of GALAXY-1 at the ESMO 2012 Congress. Overall survival results from 172 adenocarcinoma patients included in the clinical database at the time of this analysis are described in the table below. Median survival for the docetaxel control arm in both the intent to treat (ITT) and the 6-month follow up groups was consistent with comparable historical results. Median survival had not yet been reached for the combination arm.

Overall survival, all adenocarcinoma patients

	All patients in database (N=172)	All patients enrolled more than 6 months prior to data cutoff (N=77)
HR	0.688	0.568
C.I. (90%)	(0.417, 1.135)	(0.312, 1.032)
p-Value	0.183	0.056
Median (D vs G+D)	7.4 mo vs. NR	7.4 mo vs NR

HR: Hazard ratio, C.I.: confidence interval, NR: not reached

PFS was 2.8 months vs. 4.2 months (p=0.076) and overall response rate was 8% vs. 16% (p=0.078) for docetaxel vs. ganetespib plus docetaxel, respectively. All p-values are calculated using the 1-sided stratified log-rank test for survival endpoints and using Fisher’s Exact test for response rate.

The GALAXY-1 trial design includes four pre-specified stratification factors as well as a biomarker defined primary endpoint subpopulation (mKRAS patients) that was not a stratification factor.

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

ND: not determined

Results in several of these patient subpopulations showed an improved survival difference between the control arm and ganetespib arm, as reflected in a lower hazard ratio as compared with the all-comers, or intent-to-treat (ITT), patient population. In the population of patients whose diagnosis of advanced disease was greater than six months prior to study entry (N=108), a hazard ratio of 0.37 (90% C.I. 0.18-0.77, p=0.01) was observed, supporting the potential for enhanced activity of ganetespib in this subpopulation. At the time of the September 10, 2012 analysis, only 159 of the 172 total patients had their date of study entry entered into the clinical database. Completing the data collection yielded an additional nine patients meeting the criterion of diagnosis of advanced disease greater than six months prior to study entry. The results for the hazard ratio, or benefit from treatment with ganetespib, in this larger 117-patient group were comparable to the 108-person group presented at ESMO: the hazard ratio was 0.33 (90% C.I. 0.17-0.75, p=0.01).

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

In October 2012, GALAXY-1 achieved its targeted enrollment of 240 adenocarcinoma patients. Additional patients were in screening at the time target enrollment was met, yielding a total of 254 adenocarcinoma patients randomized. Overall survival analyses planned for 6 months and 12 months after the last patient enrolled in this population are expected to be conducted in the second quarter and fourth quarter of 2013, respectively.  Results from the analysis planned for 6 months from last patient enrolled are expected to be presented  at the 2013 Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago.

The GALAXY-1 protocol specifies that following completion of enrollment of the target number of adenocarcinoma patients, enrollment of patients in two pre-specified subpopulations may continue in order to ensure a sufficient number of patients in each of those subpopulations. We expect that approximately 70 additional patients will be enrolled in this extension stage in order to achieve the targeted, cumulative total of approximately 120 patients with elevated LDH and 80 patients with mutant KRAS. We expect that that the final PFS analyses for these GALAXY-1 subpopulations will be conducted in the second half of 2013.

GALAXY-2:  In November 2012, we participated in an End-of-Phase 2 (EOP2) meeting with the U. S. Food and Drug Administration (FDA) to review plans for the global, randomized Phase 3 GALAXY-2 clinical trial. We have incorporated comments from this meeting into the protocol.

GALAXY-2 will enroll approximately 500 patients with Stage IIIB/IV non-small cell lung adenocarcinoma who were diagnosed with advanced disease at least six months prior to study entry and received one prior chemotherapy-based regimen for metastatic disease. All patients must have documented disease progression and ECOG performance status of 0 or 1. Enrollment will be stratified to ensure the balance of key prognostic factors including ECOG performance status (0 versus 1), baseline level of LDH (greater versus less than upper limit of normal), and best response to first-line therapy (complete response or partial response versus stable disease or progressive disease).

Patients will be randomized 1:1 to receive ganetespib plus docetaxel, or docetaxel alone, at the same dose and schedule as in the GALAXY-1 trial. Docetaxel will be administered at 75 mg/m2 on day 1 of a 21-day treatment cycle in both arms until disease progression or treatment intolerance. Patients in the combination arm will also receive ganetespib 150 mg/m2 on days 1 and 15 of the 21-day treatment cycle. In the combination arm, following the completion of docetaxel therapy, treatment with ganetespib alone may be continued until disease progression or treatment intolerance.

The primary endpoint of the GALAXY-2 trial is overall survival. Two event-driven interim analyses are planned, which will be reviewed by an independent data monitoring committee. Key secondary endpoints include progression-free survival and overall response rate, as well as overall survival in certain prespecified biomarker-defined subpopulations.

Enrollment of GALAXY-2 began in April 2013.  Based on current projections, we expect the interim and final analyses of the GALAXY-2 trial to be conducted in 2014.

Ganetespib as monotherapy:  ALK+ NSCLC

In 2011, we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with advanced NSCLC at the ASCO Annual Meeting and the International Association for the Study of Lung Cancer (IASLC) 14th World Conference on Lung Cancer, respectively. Results presented at these meetings showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients who were ALK+, i.e., for whom tumor genetic testing revealed rearrangements in the ALK gene, experienced confirmed partial responses following treatment with ganetespib. To further characterize ganetespib activity in the ALK+ NSCLC treatment setting, we initiated the CHIARA trial in 2012 to evaluate ganetespib monotherapy in ALK+ NSCLC patients who have not been previously treated with a direct ALK inhibitor. We expect to use results from an initial phase of enrollment, which was completed in the first quarter of 2013, to inform our decision on whether to continue additional enrollment in this trial.  Results from this trial are expected to be presented in the second half of 2013.

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

Ganetespib in breast cancer

In 2012, we initiated the ENCHANT trial designed to evaluate ganetespib monotherapy as first-line treatment for both metastatic HER2+ breast cancer and triple-negative breast cancer (TNBC).  Recently, the protocol was amended to include evaluation of ganetespib in combination with standard-of-care paclitaxel for treatment of HER2 negative metastatic breast cancer (which includes TNBC patients) and to discontinue enrollment of patients with HER2+ disease.   The primary endpoint of this study is overall response rate. We plan to present preliminary results from the ENCHANT trial in the second half of 2013.

In addition, our collaborators at MSKCC and New York University have announced that they will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer.

Additional ganetespib clinical trials

In addition to the clinical trials we plan to initiate and continue in 2013, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, have recently been initiated or are expected to initiate in 2013. These include the following:

•                  the trials evaluating ganetespib in breast cancer and in ALK+ lung cancer described above;

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

•                  a randomized trial evaluating the combination of ganetespib and low dose ara-C chemotherapy in elderly patients with acute myeloid leukemia (AML) being conducted at Cardiff University, which began enrolling patients in 2012; and

•                  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by Cancer Research UK, which we expect to begin enrolling patients in the second quarter of 2013.

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

Our current clinical program for elesclomol includes a clinical trial of elesclomol as a monotherapy in AML. In December 2009, we presented results at the American Society for Hematology (ASH) meeting showing that elesclomol was active against AML cell lines and primary blast cells from AML patients. In February 2011, we announced that the first patient had been treated in a Phase 1 dose escalation study of elesclomol as a single agent in patients with AML. This trial will enroll up to 36 patients with relapsed or refractory AML and total baseline serum LDH level less than 0.8 times ULN. Patients will be treated with elesclomol sodium on a once-weekly schedule at a starting dose of 200 mg/m2, with dose escalation planned based on safety, tolerability and pharmacokinetic considerations. The trial is being conducted at Princess Margaret Hospital in Toronto, Canada and at Memorial Sloan-Kettering Cancer Center in New York.

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

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown anti-inflammatory activity in preclinical studies both in vitro and in vivo, inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis (RA), asthma, chronic obstructive pulmonary disease (COPD), allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. We have several CRACM inhibitors in preclinical development. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target different diseases.

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

IL-12/23 Inhibitors

The IL-12 cytokine is an important “master switch” that triggers the immune response of the T cell known as T helper type 1 (Th1). T cells play a critical role in the coordination of the body’s immune response, and while Th1 cells are normally involved in the body’s defense against intracellular attack by bacteria and other microorganisms, an overactive Th1 response can lead to various autoimmune or inflammatory diseases including Crohn’s disease, psoriasis, RA, multiple sclerosis, and common variable immunodeficiency. The IL-23 cytokine is critical to the generation of a class of T cells known as Th17, which produce other pro-inflammatory proteins such as IL-17, which are critical in driving chronic inflammation. We believe that the clinical trial results observed with anti-IL-12/23 antibody therapies validate the inhibition of IL-12/23 activity as a promising approach for the treatment of inflammatory and autoimmune diseases. We have identified several small molecule IL-12/23 inhibitors that represent an opportunity to develop drug candidates that could be administered orally and potentially address a wide range of serious inflammatory diseases with high unmet medical needs

Financial Operations Overview

Revenue

We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues to date have been generated primarily through our prior collaboration agreements. The terms of these agreements included payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors’ and officers’ liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2013, we anticipate that general and administrative expenses will increase as we expand our pre-commercialization activities and medical community relations.

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

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 14, 2013. There have been no significant changes to our critical accounting policies in 2013.

Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues

	Three Months Ended March 31,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Revenues
Grant revenues	$—	$0.1	$(0.1)	(100)%
Total revenues	$—	$0.1	$(0.1)	(100)%

In 2013 as compared to 2012, grant revenue decreased by $0.1 million. In March 2011, we received a grant from the DoD in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the one year grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). We recognized $0 and $0.1 million of grant revenue under this grant in the three months ended March 31, 2013 and 2012, respectively.

Research and Development Expense

	Three Months Ended March 31,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$15.8	$10.2	$5.6	55%
Elesclomol	0.1	0.6	(0.5)	(83)%
Total clinical-stage drug candidates	15.9	10.8	5.1	47%
CRACM	0.4	1.1	(0.7)	(64)%
STA-9584	—	0.2	(0.2)	(100)%
Early stage programs and other	0.1	—	0.1	—%
Total research and development	$16.4	$12.1	$4.3	36%

Ganetespib

In 2013 as compared to 2012, costs incurred under our ganetespib program increased by $5.6 million, including increases of $1.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $4.5 million for external costs. These increases were principally due to expenses incurred in the first quarter of 2013 related to start-up activities in connection with the GALAXY-2 trial that we recently initiated and the conduct of clinical pharmacology studies, as well as net increases related to supporting drug supply and other non-clinical activities. In 2013, we anticipate that the overall costs under our ganetespib program will continue to increase as we further advance clinical development, including the GALAXY-1, GALAXY-2, ENCHANT and CHIARA trials, and conduct non-clinical supporting activities.

Elesclomol

In 2013 as compared to 2012, costs incurred under our elesclomol program decreased by $0.5 million, including decreases of $0.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. In 2013, we anticipate that the overall costs under our elesclomol program will remain at levels similar to 2012.

CRACM

In 2013 as compared to 2012, costs incurred under our CRACM program decreased by $0.7 million, principally due to a decrease of $0.7 million for personnel-related costs, related research supplies, operational overhead and stock compensation. This net decrease was the result of a continued lower investment in the CRACM program. In 2013, we anticipate that costs under the CRACM program will remain at constrained levels as we seek a partner for the program.

General and Administrative Expense

	Three Months Ended March 31,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
General and administrative	$3.9	$2.7	$1.2	44%

In 2013 as compared to 2012, general and administrative expenses increased by $1.2 million, including increases of $0.6 million for personnel-related costs, related overhead and stock compensation, and $0.6 million for net increases in external professional fees. In 2013, we anticipate that general and administrative expenses will increase as we expand our pre-commercialization activities and medical community relations.

Interest Expense, net

	Three Months Ended March 31,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Interest expense, net	$0.5	$0.5	$—	—%

In 2013, we anticipate that interest expense will increase compared to 2012 as a result of the approximate $13.2 million in additional funding that was obtained in March 2013 in connection with the GECC Term Loan and Oxford Term Loan.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Cash, cash equivalents and marketable securities	$90.4	$57.4
Working capital	75.3	42.4
Cash flows (used in) provided by:
Operating activities	(22.2)	(15.3)
Investing activities	(36.6)	(13.3)
Financing activities	12.3	33.0

Our operating activities used cash of $22.2 million and $15.3 million in 2013 and 2012, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2013, our investing activities used cash of $36.6 million, including the purchases of marketable securities in the amount of $55.3 million and purchases of property and equipment in the amount of $0.3 million, offset by maturities of marketable securities in our investment portfolio in the amount of $19.0 million. In 2012, our investing activities used cash of $13.3 million, including the purchases of marketable securities in the amount of $22.8 million and purchases of property and equipment in the amount of $0.1 million, offset by maturities of marketable securities in our investment portfolio in the amount of $9.6 million.

Our financing activities provided cash of $12.3 million and $33.0 million in 2013 and 2012. In 2013, we raised approximately $14.3 million in net cash proceeds, including $13.2 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. In 2012, we raised approximately $33.2 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012 and $0.2 million from the exercise of common stock options. We repaid $2.0 million and $0.2 million in principal payments in 2013 and 2012, respectively, in connection with the GECC Term Loan and the Oxford Term Loan.

Contractual Obligations and Commitments

Except as follows,  of March 31, 2013, there have been no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

•                  In March 2013, we entered into an amendment to the GECC Term Loan as described below.

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

Term Loans

General Electric Capital Corporation (GECC)

In March 2013, we amended our loan and security agreement entered into in September 2010 with GECC and one other lender, or the GECC Term Loan, obtaining $12.9 million in additional loan funding and, as a result, increasing the principal balance to $22.5 million at March 31, 2013. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. We will make interest-only payments for the period from April 2013 through December 2013. Beginning in January 2014, we will begin making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. We are obligated to pay an exit fee of $788,000 at the time of the final principal payment. (See Note 9 of the accompanying consolidated financial statements.)

Oxford Finance Corporation (Oxford)

In March 2011, we entered into a $2 million loan and security agreement with Oxford, all of which was funded at the closing, which we refer to herein as the Oxford Term Loan. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, we entered into a loan modification agreement with Oxford under which we may draw down up to an additional $0.6 million in equipment financing until May 31, 2013. As of March 31, 2013, the Company had drawn down $310,000 in additional equipment financing. (See Note 9 of the accompanying consolidated financial statements.)

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

As of March 31, 2013, we had $90.4 million in cash, cash equivalents and marketable securities, a decrease of $10.2 million from $100.6 million as of December 31, 2012. This decrease principally reflects cash used in operations as discussed under “Cash Flows” above, offset by a total of $14.3 million in additional funding obtained under the GECC Term Loan and Oxford Term Loan and exercises of common stock options in 2013.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources will be sufficient to fund operations into the second quarter of 2014. This estimate assumes that the timing and nature of activities contemplated for 2013 and 2014 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $28 million at-the-market issuance sales agreement with MLV or other sources.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We currently have an effective shelf registration statement on Form S-3, under which we currently have up to $28.6 million in securities available for issuance, including up to $28 million in shares of common stock that we have reserved and that may be offered and sold under the Sales Agreement with MLV. On March 14, 2013, we filed a shelf registration statement on Form S-3 to register up to an additional $300 million of our securities for future issuance.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 that we have filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of March 31, 2013, we had cash, cash equivalents and marketable securities of $90.4 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate and government bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we did not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                 Exhibits

10.1.1              Eighth Amendment to Loan and Security Agreement dated as of March 28, 2013 by and among the Company, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2013 (File No. 001-33277)).

10.1.2              Amended and Restated Promissory Note issued by the Registrant to General Electric Capital Corporation (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Current Report on Form 8-K filed April 1, 2013 (File No. 001-33277)).

10.1.3              Amended and Restated Promissory Note issued by the Registrant to MidCap Funding III, LLC (incorporated by reference to Exhibit 10.1.3 to the Registrant’s Current Report on Form 8-K filed April 1, 2013 (File No. 001-33277))

10.2*                 Letter Agreement, dated February 25, 2013, by and between the Registrant and Sumant Ramachandra, M.D., Ph.D.

10.3*                 Severance and Change of Control Agreement, dated February 25, 2013, by and between the Registrant and Sumant Ramachandra, M.D., Ph.D.

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

101**             The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*                 Management contract, compensatory plan or arrangement.

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

SYNTA PHARMACEUTICALS CORP.

Date: April 30, 2013	By:	/s/ Safi R. Bahcall
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: April 30, 2013	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)