Form 10-Q
period 2013-06-30
SYNTA PHARMACEUTICALS CORP
filed 2013-08-01
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, the registrant had 69,059,083 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$33,783	$81,512
Marketable securities	36,420	19,087
Prepaid expenses and other current assets	1,637	786
Total current assets	71,840	101,385
Property and equipment, net	1,620	1,174
Other assets	464	458
Total assets	$73,924	$103,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,222	$5,661
Accrued contract research costs	5,911	4,761
Other accrued liabilities	3,624	5,127
Current portion of capital lease obligations	8	13
Current portion of term loans	5,306	7,924
Total current liabilities	20,071	23,486
Long-term liabilities:
Capital lease obligations, net of current portion	—	1
Term loans, net of current portion	18,417	4,464
Total long-term liabilities	18,417	4,465
Total liabilities	38,488	27,951
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at June 30, 2013 and 100,000,000 shares at December 31, 2012; 69,059,083 and 68,930,082 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in-capital	540,155	536,277
Accumulated other comprehensive income	9	2
Accumulated deficit	(504,735)	(461,220)
Total stockholders’ equity	35,436	75,066
Total liabilities and stockholders’ equity	$73,924	$103,017

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Grant revenues	$—	$—	$—	$147
Total revenues	—	—	—	147
Operating expenses:
Research and development	17,876	11,252	34,256	23,318
General and administrative	4,187	2,882	8,065	5,528
Total operating expenses	22,063	14,134	42,321	28,846
Loss from operations	(22,063)	(14,134)	(42,321)	(28,699)
Interest expense, net	(724)	(486)	(1,194)	(972)
Net loss	$(22,787)	$(14,620)	$(43,515)	$(29,671)
Net loss per common share:
Basic and diluted net loss per common share	$(0.33)	$(0.25)	$(0.63)	$(0.52)
Basic and diluted weighted average number of common shares outstanding	69,034,823	57,650,412	69,013,217	57,008,702

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(22,787)	$(14,620)	$(43,515)	$(29,671)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2	(15)	7	1
Comprehensive loss	$(22,785)	$(14,635)	$(43,508)	$(29,670)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(43,515)	$(29,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,807	1,558
Depreciation and amortization	225	453
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(851)	(278)
Other assets	(6)	128
Accounts payable	(440)	1
Accrued contract research costs	1,150	935
Other accrued liabilities	(1,503)	(1,475)
Net cash used in operating activities	(42,133)	(28,349)
Cash flows from investing activities:
Purchases of marketable securities	(61,284)	(22,757)
Maturities of marketable securities	43,959	13,345
Purchases of property and equipment	(671)	(212)
Net cash used in investing activities	(17,996)	(9,624)
Cash flows from financing activities:
Proceeds from issuance of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	1,071	28,802
Proceeds from the sale of common stock to related parties	—	5,000
Proceeds from term loans	13,500	—
Payment of term loans	(2,165)	(306)
Payment of capital lease obligations	(6)	(5)
Net cash provided by financing activities	12,400	33,491
Net decrease in cash and cash equivalents	(47,729)	(4,482)
Cash and cash equivalents at beginning of period	81,512	30,075
Cash and cash equivalents at end of period	$33,783	$25,593
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,322	$907

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2013 and the consolidated results of operations and comprehensive loss for the three months and six months ended June 30, 2013 and 2012, and the consolidated cash flows for the six months ended June 30, 2013 and 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets, measurement of stock-based compensation, and the periods of performance under collaborative research and development agreements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and six months ended June 30, 2013 and 2012, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and six months ended June 30, 2013 and 2012, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2013, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and six months ended June 30, 2013, the Company did not have any transfers of financials assets between Levels 1 and 2. As of June 30, 2013, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

Revenue Recognition

Collaboration and License Agreements

The Company’s principal source of revenue to date has been generated primarily through its former collaboration and license agreements, which included upfront license payments, development milestones, reimbursement of research and development costs, potential profit sharing payments, commercial and sales-based milestones and royalties. In the three months and six months ended June 30, 2013 and 2012, the Company did not recognize any collaboration revenues. The accounting for collaboration and license agreements requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the arrangement consideration to be allocated to each unit of accounting.

For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of ASU No. 2009-13 Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement’s consideration should be allocated to each unit of accounting.

Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has “stand-alone value” to the customer separate from the undelivered elements. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

Effective January 1, 2011, the Company adopted ASU No. 2010-17 Milestone Method of Revenue Recognition which codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company does not have any ongoing collaboration and license agreements under which milestones may be achieved.

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

Grant Revenue

In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $0 of grant revenue under this grant in the three months ended June 30, 2013 and 2012, respectively, and $0 and $147,000 of grant revenue under this grant in the six months ended June 30, 2013 and 2012, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based upon the weighted average historical volatility data of the Company’s common stock. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

For awards with graded vesting, the Company allocates compensation costs on a straight-line basis over the requisite service period. The Company amortizes the fair value of each option over each option’s service period, which is generally the vesting period.

Certain of the employee stock options granted by the Company are structured to qualify as incentive stock options (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company may receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition is reported. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for its share-based compensation arrangements due to the fact that the Company does not believe it is more likely than not it will realize the related deferred tax assets.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represent the only difference between the Company’s net loss and comprehensive loss.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2013 and 2012, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2013	2012
Common stock options	6,699,302	6,161,179
Unvested restricted common stock	12,500	25,000

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2013 and December 31, 2012 was as follows (see Note 2):

	June 30, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$32,784	$—	$—	$32,784
Corporate debt securities due within 3 months of date of purchase (Level 2)	999	—	—	999
Total cash and cash equivalents	$33,783	$—	$—	$33,783
Marketable securities (due within 1 year of date of purchase):
Corporate debt securities (Level 2)	36,411	12	(3)	36,420
Total marketable securities	36,411	12	(3)	36,420
Total cash, cash equivalents and marketable securities	$70,194	$12	$(3)	$70,203

	December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$81,512	$—	$—	$81,512
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	19,085	3	(1)	19,087
Total cash, cash equivalents and marketable securities	$100,597	$3	$(1)	$100,599

(4) Property and Equipment

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Laboratory equipment	$12,626	$12,531
Leasehold improvements	4,958	4,939
Computers and software	3,187	2,630
Furniture and fixtures	1,170	1,170
	21,941	21,270
Less accumulated depreciation and amortization	(20,321)	(20,096)
	$1,620	$1,174

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.1 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested (“restricted”) stock to employees, officers, directors and consultants to the Company. In January 2013, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 7,700,000 to 9,000,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2012. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of June 30, 2013, the Company had options outstanding to purchase 6,699,302 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006, and had 12,500 restricted shares of common stock outstanding. As of June 30, 2013, 1,709,122 shares were available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Shares	Weighted average exercise price
Outstanding at January 1	5,521,584	$6.40
Options granted	1,737,579	9.69
Options exercised	(129,001)	8.31
Options cancelled	(430,860)	9.98
Outstanding at June 30	6,699,302	$6.99
Exercisable at June 30	3,382,290	$6.69

The total cash received by the Company as a result of stock option exercises during the six months ended June 30, 2013 and 2012 was $1.1 million and $0.7 million, respectively. In January 2013, a director of the Company exercised a total of 114,250 stock options that resulted in approximately $990,000 in cash proceeds to the Company. The weighted-average grant date fair values of options granted during the three months ended June 30, 2013 and 2012 were $7.90 and $3.83, respectively, and during the six months ended June 30, 2013 and 2012 were $7.77 and $3.40, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during the six months ended June 30, 2013 and 2012 was $0.2 million and $0.3 million, respectively.

The following table summarizes unvested restricted share activity during the six months ended June 30, 2013:

	Shares	Weighted average grant date fair value
Outstanding at January 1	35,122	$5.04
Vested	(22,622)	5.47
Granted	75,000	9.59
Forfeited	(75,000)	9.59
Outstanding at June 30	12,500	$4.25

Stock-Based Compensation Expense

For the three months and six months ended June 30, 2013 and 2012, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.97%	1.05%	1.10%	1.17%
Expected life in years	6.25	6.25	6.25	6.25
Volatility	101%	100%	101%	100%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$1,526	$702	$2,657	$1,457
Restricted stock	65	29	150	101
Total stock-based compensation expense	$1,591	$731	$2,807	$1,558

Effect of stock-based compensation expense by line item:
Research and development	$832	$562	$1,461	$1,185
General and administrative	759	169	1,346	373
Total stock-based compensation expense included in net loss	$1,591	$731	$2,807	$1,558

Unrecognized stock-based compensation expense as of June 30, 2013 was as follows (dollars in thousands):

	Unrecognized stock compensation expense as of June 30, 2013	Weighted average remaining period (in years)
Employee stock options	$15,422	3.08
Restricted stock	22.42
Total	$15,444	3.08

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Compensation and benefits	$1,699	$3,272
Professional fees	1,144	999
Other	781	856
	$3,624	$5,127

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

(9) Term Loans

General Electric Capital Corporation

In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) obtaining $12.9 million in additional loan funding and, as a result, increasing the principal balance to $22.5 million at March 31, 2013. This amendment was accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. The Company will make interest-only payments for the period from April 2013 through December 2013. Beginning in January 2014, the Company will begin making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. During the period from July 2012 through March 2013, the Company made equal monthly payments of principal plus accrued interest on the outstanding balance. Prior to July 2012, the Company made interest-only payments.

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended June 30, 2013 and 2012, the Company recognized GECC Term Loan interest expense of $690,000 and $448,000, respectively, of which $122,000 and $78,000, respectively, was in connection with these transaction and exit fees and expenses. In the six months ended June 30, 2013 and 2012, the Company recognized GECC Term Loan interest expense of $1,137,000 and $893,000, respectively, of which $323,000 and $158,000, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In March 2011, the Company entered into a $2 million loan and security agreement with Oxford Finance Corporation (Oxford), all of which was funded in March 2011 (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, the Company entered into a loan modification agreement, as amended, under which the Company may draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. The Company recognized approximately $42,000 and $46,000 of interest expense in the three months ended June 30, 2013 and 2012, respectively, and $77,000 and $96,000 in the six months ended June 30, 2013 and 2012, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred, are included in other assets and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of June 30, 2013 are approximately as follows (in thousands):

Year Ending December 31,
2013	$452
2014	9,460
2015	9,215
2016	4,596
$23,723

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of June 30, 2013, we have raised an aggregate of approximately $667.3 million in cash proceeds to fund operations, including $465.2 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $4.4 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of June 30, 2013, we had an accumulated deficit of $504.7 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

Ganetespib has been studied or is currently being evaluated in over twenty clinical trials including our GALAXY-1 and GALAXY-2 trials evaluating ganetespib in combination with docetaxel chemotherapy for patients with second-line, advanced, non-small cell lung cancer (NSCLC) as well as our ENCHANT-1 clinical trial evaluating single-agent ganetespib in HER2+ and triple-negative breast cancer (TNBC). Over 800 patients have been treated with ganetespib to date across ongoing or completed clinical trials.

In these trials, ganetespib has shown activity both administered as monotherapy and in combination with chemotherapy:

•                  Monotherapy:

•                  In our early company-sponsored Phase 1 trials and investigator-sponsored Phase 2 trials with ganetespib monotherapy, objective responses or anti-tumor activity have been seen in patients with ALK+ NSCLC, mutant BRAF lung cancer, mutant KRAS NSCLC, mutant KRAS gastric cancer, HER2+ breast cancer, HER2+ gastric cancer, triple-negative breast cancer, renal cancer, colorectal cancer, and melanoma.

•                  Many of these responses have been durable.  One patient with ALK+ NSCLC and one patient with mutant KRAS gastric cancer have remained on ganetespib therapy for over two and a half years.

•                  Our company-sponsored ENCHANT-1 trial was designed to evaluate ganetespib monotherapy in women with newly diagnosed locally advanced HER2+ breast cancer or TNBC.  We recently announced that this trial achieved its prespecified criteria for advancing to the second stage of the trial.  Of the initial five HER2+ patients enrolled, two achieved an objective tumor response.  Of the initial ten TNBC patients enrolled, two achieved an objective tumor response.  One of the responding TNBC patients, who was diagnosed with inoperable TNBC, achieved a complete clinical response following treatment with ganetespib.  Her disease was restaged from inoperable to operable and she successfully completed a mastectomy with curative intent.

•                  Combination:  The GALAXY-1 trial completed enrollment of 252 adenocarcinoma patients in November 2012.  An interim analysis planned for six months from the date of last patient enrollment was conducted in May 2013 and was presented at the American Society of Clinical Oncology (ASCO) meeting in June 2013.  Results included:

•                  An increase in median overall survival from 7.4 to 9.8 months was observed in patients treated with docetaxel (D) vs. ganetespib plus docetaxel (G+D), respectively. The Hazard ratio was 0.82 (1-sided p=0.082), corresponding to an 18% reduction in the risk of death. The Hazard ratio after adjustment for other variables in the study was 0.73 (1-sided p=0.041).  Median progression-free survival, or PFS, in adenocarcinoma patients was improved from 3.2 months to 4.5 months, in the D vs. G+D arms, respectively.

•                  Patients enrolled into the GALAXY-1 trial were prospectively stratified into “chemo-refractory” vs. “chemo-sensitive” populations, based on the rate of their disease progression during or following first-line treatment for advanced NSCLC (time since diagnosis of advanced disease less than vs. greater than six months).   A statistical interaction test showed that one of the four prospectively-defined stratification factors was strongly predictive of ganetespib activity (p=0.006). Patients with "chemo-sensitive" disease (N=176; 70%) derived substantially greater benefit from ganetespib than patients with "chemo-refractory" disease (N=76; 30%).

These results confirmed the decision made last year to focus the GALAXY-2 Phase 3 clinical trial on chemo-sensitive patients only, and are consistent with preclinical findings that a chemo-sensitizing agent may be most effective in chemo-sensitive patients.

•                  In the chemo-sensitive population (N=176; 70% of the total GALAXY-1 population), defined as time since diagnosis of advanced disease greater than six months, median overall survival increased from 6.4 to 10.7 months in patients treated with D vs D+G. The Hazard ratio was 0.61 (1-sided p=0.009), corresponding to a 39% reduction in the risk of death. The Hazard ratio after adjustment for other variables in the study was 0.55 (1-sided p=0.004).  Median PFS improved from 3.4 months to 5.4 months, in the D vs. G+D arms, respectively.

•                  A favorable safety profile was observed with the ganetespib plus docetaxel combination in adenocarcinoma patients. Transient, mild-to-moderate diarrhea, generally manageable with over-the-counter medication,  was the most common adverse event, consistent with observations from other clinical trials evaluating ganetespib. Other adverse events increased relative to control included mild to moderate anemia and fatigue, as well as an increase in the number of cases of febrile neutropenia.

•                  An analysis of the time from randomization to the appearance of one or more new tumor lesions showed that the rate of new lesion formation decreased by 50% in patients treated with the ganetespib (Hazard ratio 0.50, 1-sided p=0.005).  This observation is consistent with preclinical and clinical results suggesting ganetespib inhibits the biological pathways that drive angiogenesis (new blood vessel formation) and metastasis (the spread of tumors) in cancer cells.  These findings are important because of the critical role of metastases in cancer patient mortality.

The results observed to date in our GALAXY program suggest significant potential use of ganetespib in combination with docetaxel as second-line treatment of NSCLC adenocarcinoma. Across the United States, United Kingdom, Germany, France, Spain, Italy, and Japan an estimated 160,000 new patients each year progress following first-line treatment for advanced NSCLC adenocarcinoma and receive subsequent treatment, which represents the patient population being addressed in our GALAXY program. In addition, over 500,000 patients receive taxanes each year (docetaxel or paclitaxel) across all cancer indications. The potential to combine ganetespib with taxanes with minimal additional toxicity and possible enhanced efficacy represents a promising opportunity, not only in lung cancer, but in breast, prostate, ovarian, gastric, bladder, and head and neck cancers, where taxanes are commonly used.  In addition to the taxanes, ganetespib has shown in preclinical models ability to enhance the activity of a number of other standard care or investigational anti-cancer agents including chemotherapies (pemetrexed, gemcitabine, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine), targeted agents (VEGF inhibitor, EGFR inhibitor, HER2 inhibitor, PI3K/mTOR inhibitor, BRAF inhibitor, MEK inhibitor, proteasome inhibitor), hormonal therapy (tamoxifen, fulvestrant), and immunotherapy (PD-1 inhibitor).  Combination trials with a number of these agents have recently been initiated or are in the planning phase.

Ganetespib Mechanism of Action and Preclinical Results

Hsp90 is required for the structural and functional maturation of numerous client proteins, many of which play critical roles in cell growth, differentiation and survival. Preclinical and clinical results have shown that ganetespib is a selective inhibitor of Hsp90, supporting the potential for treating a broad range of malignancies. Relative to their normal counterparts, cancer cells are more reliant on elevated levels of the active Hsp90 complex and as such, appear to be selectively sensitive to Hsp90 inhibitors, including ganetespib.

In contrast to therapies that target a single oncogene driver, such as ALK or HER2, inhibition of Hsp90 results in the simultaneous disruption of numerous oncogenic signaling pathways that are critical for tumor cell proliferation and survival.  The biological effects of ganetespib can be divided into three categories:

•                  Deactivate driver oncogenes.   Certain genetically defined cancers, such as ALK+ lung cancer or HER2+ breast cancer, show a strong dependence on a single mutated or overexpressed Hsp90 client protein.  Hsp90 inhibition, by leading to the destabilization of these client proteins, offers an approach to treating these cancers that is distinct from kinase inhibitors or antibodies, which bind to the oncogene driver directly.  Strong Hsp90 clients that drive certain oncogene-addicted cancers include ALK, HER2, mutant BRAF and EGFR, androgen receptor (AR), estrogen receptor (ER), and JAK2.

•                  Reduce tumor spread.   In advanced stage disease, tumors develop properties that allow them to spread throughout the body.   These include the activation of pathways that regulate new blood vessel formation (angiogenesis) and those that

enable cancer cell separation from primary tumors and establishment of new tumor lesions (metastasis).   Many Hsp90 client proteins play key roles in these processes.  These include HIF-1alpha, VEGFR, PDFGR, and VEGF in angiogenesis; and MET, RAF, AKT, MMPs, HIF-1alpha, and IGF-1R in metastasis.  In preclinical models, ganetespib has shown ability to inhibit these proteins and suppress these aggressive properties.

•                  Enhance chemotherapy and targeted agents.   Cancer cells often develop resistance to commonly used anti-cancer treatments such as chemotherapy, targeted agents, and radiation therapy.   Many of the resistance mechanisms to chemotherapy or radiation therapy involve cell-cycle checkpoint, DNA repair, and anti-apoptosis pathways, which rely on Hsp90 client proteins including ATR, BCL2, BRCA1/2, CDK1/4, CHK1, survivin, and WEE1.   Inhibition of these client proteins by ganetespib provides rationale to add ganetespib to chemotherapy or radiation treatment in order to reduce resistance and improve clinical activity.  Recently identified resistance mechanisms to targeted agents such as VEGF inhibitors or mTOR inhibitors also rely on Hsp90 client proteins.  In preclinical models of cancer, ganetespib has shown synergistic activity with chemotherapies including docetaxel, paclitaxel, pemetrexed, gemcitabine, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, and vincristine; with targeted agents including ALK inhibitors, HER2 inhibitors, mTOR inhibitors, BRAF inhibitors, MEK inhibitors, EGFR inhibitors, and proteasome inhibitors; and with radiation therapy

Ganetespib Clinical Trials

We are sponsoring four principal ongoing trials evaluating ganetespib activity and safety:

•                  GALAXY-1: a 320-patient global, randomized Phase 2b/3 trial designed to evaluate ganetespib in combination with docetaxel versus docetaxel alone as second-line therapy in advanced NSCLC patients with adenocarcinoma histology.

•                  GALAXY-2: a 500-patient, global, randomized, confirmatory Phase 3 clinical trial evaluating ganetespib plus docetaxel vs. docetaxel alone for the treatment of second-line advanced non-small cell lung adenocarcinoma as with GALAXY-1. Results from the GALAXY-1 trial were used to inform the design of GALAXY-2, enriching for those patients who showed enhanced clinical benefit from treatment with ganetespib.

•                  ENCHANT-1: a Phase 2 trial evaluating ganetespib monotherapy in patients with newly diagnosed locally advanced or metastatic HER2 positive or triple-negative metastatic breast cancer.

•                  CHIARA: a Phase 2 trial evaluating ganetespib monotherapy in NSCLC patients whose tumors have a genetic profile characterized by rearrangement of the ALK gene (ALK+).

Ganetespib in lung cancer:  The GALAXY program

GALAXY-1:  In 2011 we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compares treatment with docetaxel alone, which is approved for second-line treatment, vs. treatment with ganetespib plus docetaxel. The aims of this study were to evaluate clinical benefit and establish the safety profile of ganetespib in combination with docetaxel relative to docetaxel alone; identify the patient populations, by biomarker or other disease characteristics, which may be most responsive to combination treatment; and build the clinical and operational experience needed to optimize the design and execution of the pivotal GALAXY-2 Phase 3 trial.

Patients in both arms of GALAXY-1 receive a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also receive ganetespib 150 mg/m2 on days 1 and 15. Treatment continues until disease progression or until patients become intolerant. To ensure balance of prognostic factors between the two arms, patients are stratified by ECOG performance status, lactate dehydrogenase (LDH) levels, smoking status, and time since diagnosis of metastatic disease.

Rate of disease progression during or following first line chemotherapy is a common stratification factor in salvage-setting (after first-line treatment) lung cancer clinical trials to ensure balance and evaluate any difference in treatment benefit between “chemo-refractory” and “chemo-sensitive” patients.  Commonly used measures include time since completion of first line chemotherapy, best response to first line therapy, time since initiation of first line therapy, as well as time since diagnosis of advanced disease.  The latter was chosen for GALAXY-1 in order to reduce ambiguity introduced by the recent approvals of maintenance therapy following first line treatment, as well as to avoid possible subjectivity in assessment of tumor response in the first-line setting.

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

The current co-primary endpoints of GALAXY-1 are PFS in adenocarcinoma patients with elevated LDH and PFS in patients with mutant KRAS.  Key secondary endpoints to be evaluated by the statistical gatekeeping methodology include OS and PFS in the all-adenocarcinoma population. GALAXY-1 is 90% powered to detect a PFS improvement from 6 to 12 weeks in patients with elevated LDH and from 5 weeks to 10 weeks in patients with mutant KRAS. For all adenocarcinoma patients, GALAXY-1 is 88% powered to detect an improvement in PFS from 3 to 4.5 months, and 73% powered to detect an improvement in overall survival from 6 to 8.5 months. All powering assumptions are based on a 1-sided alpha of 0.05.

Enrollment of the primary adenocarcinoma patient population completed in November 2012 (primary enrollment stage, N=252).  Enrollment of patients in two pre-specified subpopulations continued in order to achieve the protocol-specified cumulative total of 80 mutant KRAS and 120 elevated LDH patients (biomarker extension stage, N=70).

At the ASCO conference in June 2013 we reported results from the interim analysis specified for 6 months from the date of last patient enrolled, which was conducted on May 15, 2013.  Results for all adenocarcinoma patients (the Intent-To-Treat, or ITT analysis) as well as results for the patient population selected for evaluation in the GALAXY-2 Phase 3 trial (the chemo-sensitive population) were presented, and are described in the table below.

Overall survival, GALAXY-1 all adenocarcinoma and chemo-sensitive populations

May 15 2013 interim analysis (6 months from last patient enrolled)

	All adenocarcinoma population (ITT, N=252)		Chemo-sensitive population (Diagnosis > 6 months, N=176)
	D	G+D	D	G+D
	n=127	n=125	n=89	n=87
Overall survival
Median (months), (90% C.I.)	7.4 (5.8, 10.0)	9.8 (7.9, 12.6)	6.4 (5.7, 9.8)	10.7 (8.0, 13.3)
Unadjusted HR (90% C.I.)	0.82 (0.62, 1.09), p=0.082		0.61 (0.43, 0.87), p=0.009
Adjusted HR (90% C.I.)	0.73 (0.55, 0.98), p=0.041		0.55 (0.38, 0.79), p=0.004
Progression-free survival
Median (months), (90% C.I.)	3.2 (2.7, 4.2)	4.5 (4.1, 5.6)	3.4 (2.7, 4.2)	5.4 (4.2, 5.9)
Unadjusted HR (90% C.I.)	0.84 (0.65, 1.07), p=0.038		0.61 (0.45, 0.83), p=0.004
Adjusted HR (90% C.I.)	0.83 (0.64, 1.06), p=0.108		0.62 (0.45, 0.86), p=0.007

HR: Hazard ratio; C.I.: confidence interval; Unadjusted HR: Cox proportional hazards model estimate of Hazard ratio with no adjustment for other variables; Adjusted HR: Cox proportional hazards model estimate of Hazard ratio after adjustment for prespecified prognostic variables.  All p-values in this table are 1-sided.

At the time of analysis, 134 (53%) deaths had occurred in the ITT population, and 92 (52%) had occurred in the chemo-sensitive population.

The overall response rate per RECIST 1.1 was 13% vs. 19% in the ITT population and 15% vs. 20% in the chemo-sensitive population for D vs. G+D, respectively.  The confirmed response rate was 9%vs. 14% in the ITT population and 9% vs. 15% in the chemo-sensitive population for D vs. G+D, respectively.

These results show improved clinical activity, including overall survival, in patients treated with the combination of ganetespib and docetaxel as compared to docetaxel alone, and support the choice of the chemo-sensitive population for further evaluation in the ongoing GALAXY-2 trial.

Safety

The safety profile of patients treated with the combination of ganetespib and docetaxel was generally similar to that of docetaxel alone, and consistent with previously reported results for ganetespib.  The most common adverse events (AEs), all grades, were neutropenia (43% vs. 42%), diarrhea (16% vs. 48%) and fatigue (24% vs. 34%), for D (N=125) vs. G+D (N=123), respectively. Diarrhea was effectively managed with supportive care; the incidence of grade 3 or 4 diarrhea was 0 (D) vs. 3% (G+D). Fatigue was predominantly grade 1 and grade 2; grade 3 or 4 fatigue was 3% (D) vs. 6% (G+D). The most common grade 3 or 4 AEs were neutropenia (38% vs. 37%), febrile neutropenia (2% vs. 11%), and anemia (2% vs. 8%). The proportions of patients with AEs leading to death were 11% vs. 12%, and AEs leading to treatment discontinuation were 5% vs. 7% for D vs. G+D, respectively.

Consistent with prior findings with ganetespib, reports of visual impairment in this study were infrequent: 0 in the D arm and 2 (2%) in the G+D arm.  Both cases of visual impairment were transient and grade 1 or 2.  A high incidence of visual impairment has been reported following treatment with certain other Hsp90 inhibitors.

Based on our current event rate projections, we expect the final analysis of the GALAXY-1 trial to be conducted in the fourth quarter of 2013.

Robustness tests of the overall survival advantage

In order to test the robustness of the GALAXY-1 survival results, a number of sensitivity analyses were performed by ourselves and by an external, independent data review committee consisting of four lung cancer physicians and an independent biostatistician.

Standard data consistency evaluations found that the patient population was typical of large, randomized salvage-setting NSCLC trials; that the primary and key secondary endpoints showed a consistent pattern of improvement; and that post-study treatment was balanced between the two arms and therefore unlikely to contribute to the observed survival difference.

Statistical analyses further increased confidence in the finding of a substantial survival advantage in favor of the ganetespib arm.  First, the stratified log-rank p<0.01 indicates a low likelihood of a chance finding.  Second, the preplanned analysis to estimate the treatment effect after adjusting for other variables in the trial (the multi-variate Cox proportional hazards model) showed that imbalances in these other variables are highly unlikely to explain the observed survival advantage.  The prognostic variables used in the Cox multi-variate regression model were prespecified: gender, smoking status, LDH, ECOG performance status, interval since diagnosis advanced disease, age, total baseline target lesion size, and geographic region.   Addition of other variables did not substantially change the results.  In all instances, the Cox multi-variate analysis indicated a greater benefit from ganetespib treatment after adjusting for other variables as compared to the unadjusted (univariate) estimate.  These analyses support the conclusion that imbalances in prognostic variables are unlikely to explain the observed survival advantage in favor of ganetespib.

Choice of GALAXY-2 Phase 3 patient population

A key objective of the GALAXY-1 trial was to select the patient population for the GALAXY-2 Phase 3 trial.  Results presented at the September 2012 ESMO meeting and confirmed by the results presented at the June 2013 ASCO meeting, show a substantial difference in PFS and OS advantage from ganetespib treatment between the prespecified populations of “chemo-sensitive” patients (Diagnosis > 6 months) and “chemo-refractory” patients (Diagnosis < 6 months), representing 70% and 30%, respectively, of all adenocarcinoma patients in the trial.

These results are consistent with preclinical observations that a chemo-sensitizing agent may be most effective in chemo-sensitive patients.   The GALAXY-1 findings are also consistent with results from clinical trials in this setting with other agents, such as the registration trial for docetaxel, which showed that approximately 30% of the salvage-setting NSCLC patient population did not benefit from chemotherapy as compared to no treatment (best supportive care).

A treatment interaction statistical test was used to evaluate whether or not the finding of a difference in treatment outcome between two groups could be due to chance.  In the GALAXY-1 trial, the treatment interaction statistical test confirmed that the difference in treatment outcome between the chemo-sensitive and chemo-refractory groups is highly unlikely to be due to chance: 2-sided p=0.006.

Recurrence-free intervals have been commonly used in oncology pivotal trials, particularly in breast cancer, ovarian cancer, and hematologic malignancies.  For example, Doxil is indicated for the treatment of “platinum-refractory” patients, defined as disease progression less than six months after completing platinum-based treatment; whereas Gemzar is indicated in “platinum-sensitive” patients, defined as relapse more than six months after completing platinum-based treatment.

GALAXY-2 Phase 3 Clinical Trial

In October 2012, we participated in an End-of-Phase 2 (EOP2) meeting with the U. S. Food and Drug Administration (FDA) to review plans for the global, randomized GALAXY-2 Phase 3 clinical trial. We have incorporated comments from this meeting into the protocol.

GALAXY-2 will enroll approximately 500 patients with Stage IIIB/IV non-small cell lung adenocarcinoma.   Patients must have received one prior chemotherapy-based regimen for metastatic disease, have documented disease progression, ECOG performance status of 0 or 1, and have been diagnosed with advanced disease at least six months prior to study entry.  Enrollment will be stratified to ensure the balance of key prognostic factors including ECOG performance status (0 versus 1), baseline level of LDH (greater versus less than upper limit of normal), and geographic region (North America and Western Europe versus Rest of World).

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

Enrollment of GALAXY-2 began in April 2013.  Based on current projections, we expect the first interim analysis for GALAXY-2 to be conducted in the first half of 2014, and the second interim and final analyses to be conducted in the second half of 2014.

Ganetespib in ALK+ NSCLC

In 2011, we presented results from a Phase 2 trial of ganetespib administered as a monotherapy in patients with advanced NSCLC at the ASCO Annual Meeting and the International Association for the Study of Lung Cancer (IASLC) 14th World Conference on Lung Cancer, respectively. Results presented at these meetings showed a connection between single-agent ganetespib clinical activity and certain tumor genetic profiles. Four of eight patients who were ALK+, i.e., for whom tumor genetic testing revealed rearrangements in the ALK gene, experienced confirmed partial responses following treatment with ganetespib. To further characterize ganetespib activity in the ALK+ NSCLC treatment setting, we initiated the CHIARA trial in 2012 to evaluate ganetespib monotherapy in ALK+ NSCLC patients who have not been previously treated with a direct ALK inhibitor. We expect to use results from an initial phase of enrollment, which was completed in the first quarter of 2013, to inform our decision on whether to continue additional enrollment in this trial.  Results from this trial are expected to be presented in 2014.

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

Ganetespib in breast cancer

In 2012, we initiated the ENCHANT-1 trial designed to evaluate ganetespib monotherapy as first-line treatment for locally advanced or metastatic HER2+ breast cancer and triple-negative breast cancer (TNBC).  The primary endpoint of this study is overall response rate within three treatment cycles (12 weeks).  Tumor responses are assessed according to modified RECIST 1.1 criteria.

The ENCHANT-1 trial specified that transition from the first stage (15 evaluable patients per cohort) to the second stage of the trial (up to an additional 18 evaluable patients per cohort) would occur for each cohort if there were at least one objective tumor response in that cohort.  In July 2013, we announced that of the initial five HER2 positive patients enrolled in the study, two achieved objective tumor response and two achieved stable disease (SD).  Of the initial ten TNBC patients enrolled and evaluable for response, two achieved objective tumor response and three achieved SD following treatment with ganetespib monotherapy.  One of the responding TNBC patients, who was diagnosed with inoperable TNBC, achieved a complete clinical response following treatment with ganetespib.  Her disease was restaged from inoperable to operable and she successfully completed a mastectomy with curative intent.

The prospectively defined criteria to advance to the second stage of the ENCHANT-1 trial were achieved in this interim analysis, and enrollment will continue up to a total of 33 evaluable patients per cohort.

There was substantial interest from investigators and medical advisors to explore the combination of taxanes with ganetespib in breast cancer, because of the widespread use of taxanes in breast cancer and the results from GALAXY-1 with docetaxel.  As a result, we are amending the ENCHANT-1 trial to allow for combination treatment with paclitaxel and ganetespib after patients complete treatment with ganetespib monotherapy.

We expect to present preliminary results from the ENCHANT-1 trial in the second half of 2013.

In addition to the ENCHANT-1 trial, our collaborators at MSKCC and New York University have announced that they will initiate a Phase 1/2 trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer.

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

•                  a randomized trial evaluating the combination of ganetespib and low dose ara-C chemotherapy in elderly patients with acute myeloid leukemia (AML) being managed by a European oncology cooperative group, which began enrolling patients in 2012;

•                  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by Cancer Research UK, which we expect to begin enrolling patients in the second quarter of 2013; and

•                  trials designed to evaluate ganetespib in combination with a variety of different therapeutic modalities for treatment of ovarian cancer, head and neck cancer, and neuronal tumors, which are expected to begin enrolling patients later this year

Elesclomol (Mitochondria-Targeting Agent)

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

Financial Operations Overview

Revenue

We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues to date have been generated primarily through our former collaboration and license agreements. The terms of these agreements included payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

In 2013, we anticipate that the overall costs under our ganetespib program will increase as we further advance clinical development of ganetespib, including the GALAXY-1, GALAXY-2, ENCHANT-1 and CHIARA trials, and conduct non-clinical supporting activities.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to research contract accruals, the recoverability of long-lived assets, measurement of stock-based compensation and the periods of performance under collaboration and license agreements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 14, 2013. There have been no significant changes to our critical accounting policies in 2013.

Consolidated Results of Operations

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenues

No revenues were recognized during the three months ended June 30, 2013 and 2012.

Research and Development Expense

	Three Months Ended June 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$17.5	$10.4	$7.1	68%
Elesclomol	—	0.2	(0.2)	(100)%
Total clinical-stage drug candidates	17.5	10.6	6.9	65%
CRACM	0.3	0.6	(0.3)	(50)%
STA-9584	—	—	—	—%
Early stage programs and other	0.1	0.1	—	—%
Total research and development	$17.9	$11.3	$6.6	58%

Ganetespib

In 2013 as compared to 2012, costs incurred under our ganetespib program increased by $7.1 million, including increases of $2.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $5.1 million for external costs. These increases were principally due to start-up activities and the commencement of patient enrollment that occurred in the second quarter of 2013 in connection with the GALAXY-2 trial, as well as the conduct of clinical pharmacology studies and net increases related to supporting drug supply and other non-clinical activities. In 2013, we anticipate that the overall costs under our ganetespib program will continue to increase as we further advance clinical development, including the GALAXY-1, GALAXY-2, ENCHANT-1 and CHIARA trials, and conduct non-clinical supporting activities.

Elesclomol

In 2013 as compared to 2012, costs incurred under our elesclomol program decreased by $0.2 million, including decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. In 2013, we anticipate that the overall costs under our elesclomol program will remain at levels similar to 2012.

CRACM

In 2013 as compared to 2012, costs incurred under our CRACM program decreased by $0.3 million, including decreases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. These decreases were the result of a continued lower investment in the CRACM program. In 2013, we anticipate that costs under the CRACM program will remain at constrained levels as we seek a partner for the program.

General and Administrative Expense

	Three Months Ended June 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
General and administrative	$4.2	$2.9	$1.3	45%

In 2013 as compared to 2012, general and administrative expenses increased by $1.3 million, including increases of $0.8 million for personnel-related costs, related overhead and stock compensation, and $0.5 million for net increases in external professional fees. In 2013, we anticipate that general and administrative expenses will increase as we expand our pre-commercialization activities and medical community relations.

Interest Expense, net

	Three Months Ended June 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Interest expense, net	$0.7	$0.5	$0.2	40%

In 2013, we anticipate that interest expense will increase compared to 2012 as a result of the approximate $13.5 million in aggregate additional funding that was obtained in March 2013 and June 2013 in connection with the GECC Term Loan and Oxford Term Loan.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenues

	Six Months Ended June 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Revenues
Grant revenues	$—	$0.1	$(0.1)	(100)%
Total revenues	$—	$0.1	$(0.1)	(100)%

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

Research and Development Expense

	Six Months Ended June 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$33.4	$20.6	$12.8	62%
Elesclomol	0.1	0.7	(0.6)	(86)%
Total clinical-stage drug candidates	33.5	21.3	12.2	57%
CRACM	0.7	1.7	(1.0)	(59)%
STA-9584	—	0.2	(0.2)	(100)%
Early stage programs and other	0.1	0.1	—	—%
Total research and development	$34.3	$23.3	$11.0	47%

Ganetespib

In 2013 as compared to 2012, costs incurred under our ganetespib program increased by $12.8 million, including increases of $3.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $9.7 million for external costs. These increases were principally due to start-up activities and the commencement of patient enrollment that occurred in the first half of 2013 in connection with the GALAXY-2 trial, as well as the conduct of clinical pharmacology studies and net increases related to supporting drug supply and other non-clinical activities. In 2013, we anticipate that the overall costs under our ganetespib program will continue to increase as we further advance clinical development, including the GALAXY-1, GALAXY-2, ENCHANT-1 and CHIARA trials, and conduct non-clinical supporting activities.

Elesclomol

In 2013 as compared to 2012, costs incurred under our elesclomol program decreased by $0.6 million, including decreases of $0.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs. In 2013, we anticipate that the overall costs under our elesclomol program will remain at levels similar to 2012.

CRACM

In 2013 as compared to 2012, costs incurred under our CRACM program decreased by $1.0 million, including decreases of $0.8 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs. These decreases were the result of a continued lower investment in the CRACM program. In 2013, we anticipate that costs under the CRACM program will remain at constrained levels as we seek a partner for the program.

General and Administrative Expense

	Six Months Ended June 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
General and administrative	$8.0	$5.5	$2.5	45%

In 2013 as compared to 2012, general and administrative expenses increased by $2.5 million, including increases of $1.4 million for personnel-related costs, related overhead and stock compensation, and $1.1 million for net increases in external professional fees. In 2013, we anticipate that general and administrative expenses will increase as we expand our pre-commercialization activities and medical community relations.

Interest Expense, net

	Six Months Ended June 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Interest expense, net	$1.2	$1.0	$0.2	20%

In 2013, we anticipate that interest expense will increase compared to 2012 as a result of the approximate $13.5 million in aggregate additional funding that was obtained in March 2013 and June 2013 in connection with the GECC Term Loan and Oxford Term Loan.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(dollars in millions)
Cash, cash equivalents and marketable securities	$70.2	$44.7
Working capital	51.8	27.2
Cash flows (used in) provided by:
Operating activities	(42.1)	(28.3)
Investing activities	(18.0)	(9.6)
Financing activities	12.4	33.5

Our operating activities used cash of $42.1 million and $28.3 million in 2013 and 2012, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2013, our investing activities used cash of $18.0 million, including the purchases of marketable securities in the amount of $61.3 million and purchases of property and equipment in the amount of $0.7 million, offset by maturities of marketable securities in our investment portfolio in the amount of $44.0 million. In 2012, our investing activities used cash of $9.6 million, including the purchases of marketable securities in the amount of $22.7 million and purchases of property and equipment in the amount of $0.2 million, offset by maturities of marketable securities in our investment portfolio in the amount of $13.3 million.

Our financing activities provided cash of $12.4 million and $33.5 million in 2013 and 2012, respectively. In 2013, we raised approximately $14.6 million in net cash proceeds, including $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. In 2012, we raised approximately $33.8 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012 and $0.8 million from the exercise of common stock options. We repaid $2.2 million and $0.3 million in principal payments in 2013 and 2012, respectively, in connection with the GECC Term Loan and the Oxford Term Loan.

Contractual Obligations and Commitments

Except for entering into an amendment to the GECC Term Loan in March 2013, as described below under “Term Loans,” as of June 30, 2013, there were no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

At-The-Market Issuance Sales Agreement with MLV & Co. LLC (MLV)

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

Oxford Finance Corporation (Oxford)

In March 2011, we entered into a $2 million loan and security agreement with Oxford, all of which was funded at the closing, which we refer to herein as the Oxford Term Loan. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, we entered into a loan modification agreement with Oxford, as amended, under which we may draw down up to an additional $0.6 million in equipment financing until June 30, 2013. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. (See Note 9 of the accompanying consolidated financial statements.)

Liquidity

Funding Requirements

We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

•                  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY-1, GALAXY-2, ENCHANT-1 and CHIARA trials, and initiate additional clinical trials of ganetespib if supported by trial results;

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

As of June 30, 2013, we had $70.2 million in cash, cash equivalents and marketable securities, a decrease of $30.4 million from $100.6 million as of December 31, 2012. This decrease principally reflects cash used in operations as discussed under “Cash Flows” above, offset by a total of $14.6 million in additional funding obtained under the GECC Term Loan and Oxford Term Loan and exercises of common stock options in 2013.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources as of June 30, 2013 will be sufficient to fund operations into the second quarter of 2014. This estimate assumes that the timing and nature of activities contemplated for 2013 and 2014 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $28 million at-the-market issuance sales agreement with MLV or other sources.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We have two effective shelf registration statements on Form S-3, under which we currently have up to $328.6 million in securities available for issuance, including up to $28 million in shares of common stock that we have reserved and that may be offered and sold under the Sales Agreement with MLV.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of June 30, 2013, we had cash, cash equivalents and marketable securities of $70.2 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                 Exhibits

3.1.1                    Restated Certificate of Incorporation of Synta Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A filed January 23, 2007 (File No. 333-138894)).

3.1.2                    Certificate of Amendment to the Restated Certificate of Incorporation of Synta Pharmaceuticals Corp., filed with the Secretary of State of Delaware on June 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2013 (File No. 001-33277)).

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

101**             The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

SYNTA PHARMACEUTICALS CORP.

Date: August 1, 2013	By:	/s/ Safi R. Bahcall
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 1, 2013	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)