Form 10-Q
period 2013-09-30
SYNTA PHARMACEUTICALS CORP
filed 2013-11-04
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 69,107,506 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$25,477	$81,512
Marketable securities	27,907	19,087
Prepaid expenses and other current assets	1,358	786
Total current assets	54,742	101,385
Property and equipment, net	1,488	1,174
Other assets	433	458
Total assets	$56,663	$103,017
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,693	$5,661
Accrued contract research costs	8,352	4,761
Other accrued liabilities	4,497	5,127
Current portion of capital lease obligations	4	13
Current portion of term loans	7,385	7,924
Total current liabilities	25,931	23,486
Long-term liabilities:
Capital lease obligations, net of current portion	—	1
Term loans, net of current portion	16,120	4,464
Total long-term liabilities	16,120	4,465
Total liabilities	42,051	27,951
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at September 30, 2013 and 100,000,000 shares at December 31, 2012; 69,103,073 and 68,930,082 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in-capital	541,849	536,277
Accumulated other comprehensive income	6	2
Accumulated deficit	(527,250)	(461,220)
Total stockholders’ equity	14,612	75,066
Total liabilities and stockholders’ equity	$56,663	$103,017

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Grant revenues	$—	$—	$—	$147
Total revenues	—	—	—	147
Operating expenses:
Research and development	17,623	11,743	51,879	35,061
General and administrative	4,171	2,796	12,236	8,324
Total operating expenses	21,794	14,539	64,115	43,385
Loss from operations	(21,794)	(14,539)	(64,115)	(43,238)
Interest expense, net	(721)	(457)	(1,915)	(1,429)
Net loss	$(22,515)	$(14,996)	$(66,030)	$(44,667)
Net loss per common share:
Basic and diluted net loss per common share	$(0.33)	$(0.25)	$(0.96)	$(0.77)
Basic and diluted weighted average number of common shares outstanding	69,047,161	60,661,720	69,024,656	58,235,263

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(22,515)	$(14,996)	$(66,030)	$(44,667)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(3)	4	4	5
Comprehensive loss	$(22,518)	$(14,992)	$(66,026)	$(44,662)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(66,030)	$(44,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,490	2,359
Depreciation and amortization	373	623
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(572)	(242)
Other assets	25	165
Accounts payable	32	223
Accrued contract research costs	3,591	878
Other accrued liabilities	(630)	(951)
Net cash used in operating activities	(58,721)	(41,612)
Cash flows from investing activities:
Purchases of marketable securities	(71,183)	(45,887)
Maturities of marketable securities	62,367	29,845
Purchases of property and equipment	(687)	(421)
Net cash used in investing activities	(9,503)	(16,463)
Cash flows from financing activities:
Proceeds from issuance of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	1,082	28,960
Proceeds from the sale of common stock to related parties	—	30,759
Proceeds from term loans	13,500	—
Payment of term loans	(2,383)	(2,268)
Payment of capital lease obligations	(10)	(9)
Net cash provided by financing activities	12,189	57,442
Net decrease in cash and cash equivalents	(56,035)	(633)
Cash and cash equivalents at beginning of period	81,512	30,075
Cash and cash equivalents at end of period	$25,477	$29,442
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,918	$1,335

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and the consolidated results of operations and comprehensive loss for the three months and nine months ended September 30, 2013 and 2012, and the consolidated cash flows for the nine months ended September 30, 2013 and 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2013.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and nine months ended September 30, 2013 and 2012, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and nine months ended September 30, 2013 and 2012, the Company did not have any realized gains or losses on marketable securities.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, marketable securities and capital lease and term loan obligations, approximate their fair values. The fair value of the Company’s financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2013, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and nine months ended September 30, 2013, the Company did not have any transfers of financials assets between Levels 1 and 2. As of September 30, 2013, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

Revenue Recognition

Collaboration and License Agreements

The Company’s principal source of revenue to date has been generated principally through its former collaboration and license agreements, which included upfront license payments, development milestones, reimbursement of research and development costs, potential profit sharing payments, commercial and sales-based milestones and royalties. In the three months and nine months ended September 30, 2013 and 2012, the Company did not recognize any collaboration revenues. The accounting for collaboration and license agreements requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the arrangement consideration to be allocated to each unit of accounting.

For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13 - Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement’s consideration should be allocated to each unit of accounting.

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

The Company accounts for development milestones under collaboration and license agreements pursuant to ASU No. 2010-17 Milestone Method of Revenue Recognition (ASU No. 2010-17). ASU No. 2010-17 codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company does not have any ongoing collaboration and license agreements under which milestones may be achieved.

Royalty revenues are based upon a percentage of net sales. Royalties from the sales of products will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Commercial and sales-based milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured. The Company does not have any ongoing collaboration and license agreements under which royalties or commercial and sales-based milestones may be achieved.

Grant Revenue

In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). The Company recognized $0 of grant revenue under this grant in the three months ended September 30, 2013 and 2012, respectively, and $0 and $147,000 of grant revenue under this grant in the nine months ended September 30, 2013 and 2012, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model to determine the grant date fair value as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based upon the weighted average historical volatility data of the Company’s common stock. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02). ASU No. 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. In addition, ASU No. 2013-02 requires disclosure regarding changes in accumulated other comprehensive income balances. ASU No. 2013-02 became effective for the Company on January 1, 2013. The adoption of ASU No. 2013-02 did not have an effect on the Company’s results of operations or financial position.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has a single operating segment, the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and nine months ended September 30, 2013 and 2012, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2013	2012
Common stock options	6,736,209	6,007,123
Unvested restricted common stock	42,500	58,936

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2013 and December 31, 2012 was as follows (see Note 2):

	September 30, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$23,977	$—	$—	$23,977
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,500	—	—	1,500
Total cash and cash equivalents	$25,477	$—	$—	$25,477
Marketable securities (due within 1 year of date of purchase):
Corporate debt securities (Level 2)	27,901	6	—	27,907
Total marketable securities	27,901	6	—	27,907
Total cash, cash equivalents and marketable securities	$53,378	$6	$—	$53,384

	December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$81,512	$—	$—	$81,512
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	19,085	3	(1)	19,087
Total cash, cash equivalents and marketable securities	$100,597	$3	$(1)	$100,599

(4) Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Laboratory equipment	$12,626	$12,531
Leasehold improvements	4,958	4,939
Computers and software	3,114	2,630
Furniture and fixtures	1,170	1,170
	21,868	21,270
Less accumulated depreciation and amortization	(20,380)	(20,096)
	$1,488	$1,174

Depreciation and amortization of property and equipment, including equipment purchased under capital leases, was approximately $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and non-vested (“restricted”) stock to employees, officers, directors and consultants of the Company. In January 2013, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 7,700,000 to 9,000,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2012. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of September 30, 2013, the Company had options outstanding to purchase 6,736,209 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006, and had 42,500 restricted shares of common stock outstanding. As of September 30, 2013, 1,628,225 shares were available for future issuance.

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Shares	Weighted average exercise price
Outstanding at January 1	5,521,584	$6.40
Options granted	1,801,079	9.53
Options exercised	(132,991)	8.14
Options cancelled	(453,463)	9.88
Outstanding at September 30	6,736,209	$6.97
Exercisable at September 30	3,662,767	$6.61

The total cash received by the Company as a result of stock option exercises during the nine months ended September 30, 2013 and 2012 was $1.1 million and $0.9 million, respectively. In January 2013, a director of the Company exercised a total of 114,250 stock options that resulted in approximately $990,000 in cash proceeds to the Company. The weighted-average grant date fair values of options granted during the three months ended September 30, 2013 and 2012 were $4.21 and $6.00, respectively, and during the nine months ended September 30, 2013 and 2012 were $7.65 and $4.04, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during the nine months ended September 30, 2013 and 2012 was $0.2 million and $0.4 million, respectively.

The following table summarizes unvested restricted share activity during the nine months ended September 30, 2013:

	Shares	Weighted average grant date fair value
Outstanding at January 1	35,122	$5.04
Vested	(32,622)	5.33
Granted	115,000	7.99
Forfeited	(75,000)	9.59
Outstanding at September 30	42,500	$4.78

Stock-Based Compensation Expense

For the three months and nine months ended September 30, 2013 and 2012, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.74%	0.92%	1.12%	1.11%
Expected life in years	6.25	6.23	6.25	6.24
Volatility	103%	102%	102%	101%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$1,620	$765	$4,276	$2,222
Restricted stock	63	36	214	137
Total stock-based compensation expense	$1,683	$801	$4,490	$2,359

Effect of stock-based compensation expense by line item:
Research and development	$902	$612	$2,363	$1,797
General and administrative	781	189	2,127	562
Total stock-based compensation expense included in net loss	$1,683	$801	$4,490	$2,359

Unrecognized stock-based compensation expense as of September 30, 2013 was as follows (dollars in thousands):

	Unrecognized stock compensation expense as of September 30, 2013	Weighted average remaining period (in years)
Employee stock options	$14,125	2.85
Restricted stock	159.72
Total	$14,284	2.83

(7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Compensation and benefits	$2,262	$3,272
Professional fees	1,442	999
Other	793	856
	$4,497	$5,127

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

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended September 30, 2013 and 2012, the Company recognized GECC Term Loan interest expense of $682,000 and $423,000, respectively, of which $122,000 and $82,000, respectively, was in connection with these transaction and exit fees and expenses. In the nine months ended September 30, 2013 and 2012, the Company recognized GECC Term Loan interest expense of $1,819,000 and $1,315,000, respectively, of which $444,000 and $239,000, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, the Company entered into a loan modification agreement, as amended, under which the Company may draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. The Company recognized approximately $36,000 and $40,000 of interest expense in the three months ended September 30, 2013 and 2012, respectively, and $99,000 and $137,000 in the nine months ended September 30, 2013 and 2012, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the

Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of September 30, 2013 are approximately as follows (in thousands):

Year Ending December 31,
2013	$233
2014	9,451
2015	9,214
2016	4,607
$23,505

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of September 30, 2013, we have raised an aggregate of approximately $667.3 million in cash proceeds to fund operations, including $465.2 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $4.4 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of September 30, 2013, we had an accumulated deficit of $527.3 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

We have two clinical-stage programs and two preclinical-stage programs in oncology:

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

Ganetespib has been studied or is currently being evaluated in over 25 clinical trials including our GALAXY-1 and GALAXY-2 trials evaluating ganetespib in combination with docetaxel chemotherapy for patients with second-line, advanced, non-small cell lung cancer (NSCLC) as well as our ENCHANT-1 clinical trial evaluating single-agent ganetespib in patients with locally advanced or metastatic breast cancer. Over 800 patients have been treated with ganetespib to date across ongoing or completed clinical trials.

In these trials, ganetespib has shown activity both administered as monotherapy and in combination with chemotherapy:

•    Monotherapy:

•    Objective responses or anti-tumor activity have been seen in patients with ALK+ NSCLC, mutant BRAF lung cancer, mutant KRAS NSCLC, mutant KRAS gastric cancer, HER2+ breast cancer, HER2+ gastric cancer, triple-negative breast cancer (TNBC), renal cancer, colorectal cancer, and melanoma.  Many of these responses have been durable. Two patients treated early in the development program have remained on ganetespib therapy for over three years.

•    Our company-sponsored ENCHANT-1 trial was designed to evaluate ganetespib monotherapy in women with newly diagnosed locally advanced HER2+ breast cancer or TNBC. In July 2013 we announced that this trial achieved its prespecified criteria for advancing to the second stage of the trial. Of the initial five HER2+ patients enrolled, two achieved an objective tumor response.  Of the initial ten TNBC patients enrolled, two achieved an objective tumor response. One of the responding TNBC patients, who was diagnosed with inoperable TNBC, achieved a complete clinical response following treatment with ganetespib. Her disease was restaged from inoperable to operable and she successfully completed a mastectomy with curative intent.

•    Combination: The GALAXY-1 trial in second-line, advanced, non-small cell lung adenocarcinoma is a large, randomized study designed to select the patient population for the GALAXY-2 Phase 3 trial. The primary enrollment stage of GALAXY-1 was completed in November 2012 with 253 adenocarcinoma patients. An interim analysis planned for one year minimum follow-up was conducted in October 2013 and presented at the World Conference on Lung Cancer (WCLC) in October 2013. Results included:

•    Continued confirmation of clinical activity in the prospectively defined chemosensitive patient population selected last year for evaluation in the ongoing GALAXY-2 Phase 3 trial.

•      Patients enrolled into the GALAXY-1 trial were prospectively stratified into refractory vs. chemosensitive populations based on the rate of their disease progression during or following first-line treatment for advanced NSCLC (time since diagnosis of advanced disease less than vs. greater than six months).

•      In the chemosensitive population (N=178), median overall survival (OS) increased from 7.4 to 10.7 months in patients treated with docetaxel (D) vs. ganetespib in combination with docetaxel (G+D). The Hazard ratio was 0.75 (1-sided p=0.065) and 0.72 (1-sided p=0.04), in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models, respectively. Median progression-free survival (PFS) improved from 3.4 months to 5.3 months, in the D vs. G+D arms, respectively.

•      In the refractory population (N=75), which progressed rapidly on or shortly after first-line chemotherapy, no benefit was observed. These results are consistent with results from other clinical trials showing little to no benefit from second-line treatment for patients with rapidly progressing disease, and from preclinical studies showing that the chemosensitizing mechanism of action of ganetespib may be most effective in chemosensitive cancers.

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

•      Preclinical findings by Synta collaborators at the University of Leicester, UK, showed that certain signaling pathways in mitochondria are necessary for both ganetespib and chemotherapy activity. When these pathways cease to function, due to a mutation or other change, both ganetespib and chemotherapy are inactive. These findings support the observation that the chemosensitizing mechanism of action of ganetespib may be most effective in chemosensitive cancers.

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

•    Reduce tumor spread.  In advanced stage disease, tumors develop properties that allow them to spread throughout the body.  These include the activation of pathways that regulate new blood vessel formation (angiogenesis) and those that enable cancer cell separation from primary tumors and establishment of new tumor lesions (metastasis).  Many Hsp90 client proteins play key roles in these processes. These include HIF-1alpha, VEGFR, PDFGR, and VEGF in angiogenesis; and MET, RAF, AKT, MMPs, HIF-1alpha, and IGF-1R in metastasis. In preclinical models, ganetespib has shown ability to inhibit these proteins and suppress angiogenesis and metastasis.

•    Enhance chemotherapy and targeted agents.  Cancer cells often develop resistance to commonly used anti-cancer treatments such as chemotherapy, targeted agents, and radiation therapy.  Many of the resistance mechanisms to chemotherapy or radiation therapy involve cell-cycle checkpoint, DNA repair, and anti-apoptosis pathways, which rely on Hsp90 client proteins including ATR, BCL2, BRCA1/2, CDK1/4, CHK1, survivin, and WEE1. Inhibition of these client proteins by ganetespib provides rationale to add ganetespib to chemotherapy or radiation treatment in order to reduce resistance and improve clinical activity. Recently identified resistance mechanisms to targeted agents such as VEGF inhibitors or mTOR inhibitors also rely on Hsp90 client proteins. In preclinical models of cancer, ganetespib has shown synergistic activity with chemotherapies including docetaxel, paclitaxel, pemetrexed, gemcitabine, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, and vincristine; with targeted agents including ALK inhibitors, HER2 inhibitors, mTOR inhibitors, BRAF inhibitors, MEK inhibitors, EGFR inhibitors, and proteasome inhibitors; and with radiation therapy.

Ganetespib Clinical Trials

We are sponsoring three principal ongoing trials evaluating ganetespib activity and safety:

•    GALAXY-1: a randomized Phase 2b/3 trial designed to evaluate ganetespib in combination with docetaxel versus docetaxel alone as second-line therapy in advanced NSCLC patients with adenocarcinoma histology.

•    GALAXY-2: a global, randomized, confirmatory Phase 3 clinical trial evaluating ganetespib plus docetaxel vs. docetaxel alone for the treatment of second-line advanced non-small cell lung adenocarcinoma as with GALAXY-1. Results from the GALAXY-1 trial were used to inform the design of GALAXY-2, enriching for those patients who showed enhanced clinical benefit from treatment with ganetespib.

•    ENCHANT-1: a Phase 2 trial evaluating ganetespib monotherapy in patients with newly diagnosed locally advanced or metastatic breast cancer.

Ganetespib in lung cancer:  The GALAXY program

GALAXY-1: In 2011 we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compares treatment with docetaxel alone, which is approved for second-line treatment, vs. treatment with ganetespib plus docetaxel. The aims of this study were to:

•      Evaluate clinical benefit and establish the safety profile of ganetespib in combination with docetaxel relative to docetaxel alone;

•      Identify the patient populations, by biomarker or other disease characteristics, which may be most responsive to combination treatment; and

•      Build the clinical and operational experience needed to optimize the design and execution of the pivotal GALAXY-2 Phase 3 trial.

Patients in both arms of GALAXY-1 receive a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also receive ganetespib 150 mg/m2 on days 1 and 15. Treatment continues until disease progression or until treatment intolerance. To ensure balance of prognostic factors between the two arms, patients were stratified by ECOG performance status, baseline lactate dehydrogenase (LDH) level, smoking status, and time since diagnosis of advanced disease.

Rate of disease progression during or following first line chemotherapy is a common stratification factor in salvage-setting (after first-line treatment) lung cancer clinical trials to ensure balance and evaluate any difference in treatment benefit between refractory and chemosensitive patients. Commonly used measures include time since completion of first line chemotherapy, best response to first line therapy, time since initiation of first line therapy, as well as time since diagnosis of advanced disease. The latter was chosen for GALAXY-1 in order to reduce ambiguity introduced by the recent approvals of maintenance therapy following first line treatment, as well as to avoid possible subjectivity in assessment of tumor response in the first-line setting.

GALAXY-1 was originally designed to enroll 240 second-line advanced NSCLC patients in order to evaluate several pre-specified hypotheses on which patients might be most responsive to combination treatment. Co-primary endpoints were PFS in all patients (the ITT population) and OS in patients with elevated baseline level of serum LDH. Several months after trial initiation, but before any substantial patient enrollment, the trial was amended to elevate improvement in PFS in patients with mutant KRAS (the mKRAS population) from a secondary endpoint to a co-primary endpoint, based on clinical results observed in a separate ganetespib trial around that time. Both LDH and mutant KRAS were pre-specified for evaluation from blood and tumor tissue, respectively, by an independent central laboratory.

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

Enrollment of the primary adenocarcinoma patient population completed in November 2012 (primary enrollment stage, N=253). Enrollment of patients in two pre-specified subpopulations continued in order to achieve the protocol-specified cumulative total of 80 mutant KRAS and 120 elevated LDH patients (biomarker extension stage, N=61).

At the World Conference on Lung Cancer in October 2013 we reported results from the interim analysis specified for one year from the date of last patient enrolled, conducted in October, 2013. Highlights from this analysis include:

•      65% of overall survival events in the primary adenocarcinoma population had occurred. At least 70% of OS events are expected at the time of final analysis, expected by early 2014.

•      Consistent with previously reported results, encouraging OS improvements were observed in the prespecified chemosensitive patient population (diagnosis of advanced disease greater than 6 months; N=178), together with a lack of activity in the refractory population. These results continue to support the selection of the chemosensitive patient population for the GALAXY-2 Phase 3 trial.

•      Overall survival Hazard Ratio in the chemosensitive population was 0.75 (90% CI 0.56, 1.03; 1-sided p=0.065) and 0.72 (90% C.I. 0.52, 0.98; 1-sided p=0.040) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models, respectively. Median overall survival improved from 7.4 months to 10.7 months in the D vs. G+D arms, respectively. Results are shown in Figure 1.

•      Results for progression-free survival were consistent with the improvements observed for overall survival.  PFS Hazard Ratio in the chemosensitive population was 0.73 (90% CI 0.55, 0.96; 1-sided p=0.031) and 0.72 (90% C.I. 0.53, 0.96; 1-sided p=0.03) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models. Median PFS improved from 3.4 months to 5.3 months, in the D vs. G+D arms, respectively. Results are shown in Figure 2.

•      In the refractory population (N=75), which progressed rapidly on or shortly after first-line chemotherapy, no benefit was observed. The overall survival Hazard ratios were 1.32 (90% CI 0.82, 2.11) and 1.18 (90% CI 0.71, 1.94) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models, respectively.

•      These results are consistent with results from other clinical trials showing little to no benefit from second-line treatment for patients with rapidly progressing disease, and from preclinical studies showing that the chemosensitizing mechanism of action of ganetespib may be most effective in chemosensitive cancers.

•      The GALAXY-1 trial was designed to evaluate two other potential biomarkers, elevated LDH (eLDH) and mutant KRAS (mKRAS) for possible use in selecting patients for the Phase 3 trial. The eLDH population continued to show promising PFS and OS improvements, consistent with the hypothesis of HIF-1alpha inhibition by ganetespib, and LDH as a marker for upregulated HIF-1alpha. No evidence for enhanced activity in the mKRAS population was observed.

•      Certain differences in enrollment and treatment patterns across centers, which can confound large, global studies, were observed in GALAXY-1. These observations have allowed for further optimization of the GALAXY-2 Phase 3 trial.

•      Preclinical findings by Synta collaborators at the University of Leicester, UK, showed that certain signaling pathways in mitochondria are necessary for both ganetespib and chemotherapy activity. When these pathways cease to function, due to a mutation or other change, both ganetespib and chemotherapy are inactive. These findings support the observation that the chemosensitizing mechanism of action of ganetespib may be most effective in chemosensitive cancers.

Figure 1: Overall survival for the chemosensitive patient population of GALAXY-1 (diagnosis > 6 months) selected for evaluation in the GALAXY-2 Phase 3 trial

Overall Survival

Figure 2: Progression-free survival for the chemosensitive patient population of GALAXY-1 (diagnosis > 6 months) selected for evaluation in the GALAXY-2 Phase 3 trial

Progression-free survival

Safety

The safety profile of adenocarcinoma patients treated with the combination of ganetespib (G) and docetaxel (D) was generally similar to that of docetaxel alone, consistent with previously reported results. The most common adverse events (AEs), all grades, were neutropenia (44% vs. 45%), diarrhea (49% vs. 16%) and fatigue (34% vs. 24%), for G+D (N=123) vs. D (N=126), respectively. Diarrhea was effectively managed with supportive care; the incidence of grade 3 or 4 diarrhea was 4% (G+D) vs. 0% (D). Fatigue was predominantly grade 1 and grade 2; grade 3 or 4 fatigue was 6% (G+D) vs. 4% (D). The most common grade 3 or 4 AEs were neutropenia (38% vs. 42%), febrile neutropenia (9% vs. 4%), and anemia (8% vs. 2%). The proportions of patients with AEs leading to death were 15% vs. 12%, and AEs leading to treatment discontinuation were 7% vs. 6% for G+D vs. D, respectively.

A high incidence of visual impairment has been reported following treatment with certain other Hsp90 inhibitors. Consistent with prior findings with ganetespib, reports of visual impairment in this study were infrequent: 2 (2%) in the G+D arm and 0 (0%) in the D arm. Both cases of visual impairment were transient and were Grade 1.

The safety profile of patients in the chemosensitive population being evaluated in Phase 3 (diagnosis of advanced disease > 6 months) was comparable to the profile in the intent-to-treat population.

Choice of GALAXY-2 Phase 3 patient population

A key objective of the GALAXY-1 trial was to select the patient population for the confirmatory GALAXY-2 Phase 3 trial. Results presented at prior medical meetings and at the October 2013 WCLC meeting show enhanced ganetespib activity in the prespecified chemosensitive patient population, (70% of all enrolled adenocarcinoma patients).

These results are consistent with preclinical observations that the chemosensitizing effects of ganetespib may be most effective in chemosensitive cancers. The GALAXY-1 findings are also consistent with results from clinical trials in this setting with other agents, such as the registration trial for docetaxel, which showed that approximately 30% of the salvage-setting NSCLC patient population did not benefit from chemotherapy as compared to best supportive care.

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

Optimization of the GALAXY-2 Operational Plan Based on the GALAXY-1 Results

One of the three aims of the GALAXY-1 trial noted above was to build the clinical and operational experience to optimize the design and execution of the GALAXY-2 Phase 3 trial. A principal element of optimizing the operational plan is reducing patient population heterogeneity, which can often confound large, global, registration trials.

Our analysis of data to date from GALAXY-1 revealed that medical profiles from certain patients enrolled from two Eastern European countries differed from patterns typical of patients enrolled from other countries in this study, as well as patients enrolled in other clinical trials for the treatment of advanced second-line NSCLC. Forty-one patients out of the 253 adenocarcinoma patients enrolled in GALAXY-1 were enrolled from these two countries.

Based on these findings, we are no longer enrolling patients from these two countries in the GALAXY-2 trial. We expect less than 5% of the total GALAXY-2 patient population will be from each of those countries when fully enrolled.

We are currently adding a substantial number of sites in North America and Western Europe to GALAXY-2. We expect over 75% of sites enrolling into GALAXY-2 will be from these Western countries.

Figure 3: Results from GALAXY-1 from all regions except the two Eastern European countries no longer enrolling in GALAXY-2

GALAXY-2 Phase 3 Clinical Trial

In October 2012, we participated in an End-of-Phase 2 (EOP2) meeting with the U. S. Food and Drug Administration (FDA) to review plans for the global, randomized GALAXY-2 Phase 3 clinical trial. We have incorporated comments from this meeting into the protocol.

GALAXY-2 is designed to enroll approximately 500 patients with Stage IIIB/IV non-small cell lung adenocarcinoma who received one prior chemotherapy-based regimen for metastatic disease and who were diagnosed with advanced disease at least six months prior to study entry. Enrollment will be stratified to ensure the balance of key prognostic factors including ECOG performance status (0 versus 1), baseline level of LDH (greater versus less than upper limit of normal), and geographic region (North America and Western Europe versus Rest of World).

The GALAXY-2 trial design mirrors the GALAXY-1 trial. Patients will be randomized 1:1 to receive ganetespib plus docetaxel, or docetaxel alone. Docetaxel will be administered at 75 mg/m2 on day 1 of a 21-day treatment cycle in both arms until disease progression or treatment intolerance. Patients in the combination arm will also receive ganetespib 150 mg/m2 on days 1 and 15 of the 21-day treatment cycle. In the combination arm, following the completion of docetaxel therapy, treatment with ganetespib alone may be continued until disease progression or treatment intolerance.

The primary endpoint of the GALAXY-2 trial is overall survival. Two event-driven interim analyses are planned, which will be reviewed by an independent data monitoring committee. Key secondary endpoints include progression-free survival and overall response rate, as well as overall survival in certain biomarker-defined subpopulations.

The GALAXY-2 protocol specifies that trial size and statistical assumptions may be updated based on final results from GALAXY-1. We are currently reviewing the latest GALAXY-1 results and are considering whether to increase GALAXY-2 trial size from 500 patients to as many as 700 patients. This change is intended to decrease the risk from imbalances or statistical fluctuations.

Enrollment of GALAXY-2 began in April 2013. Assuming a trial size increase to 700 patients, we expect interim analyses to be conducted in the second half of 2014, and the final analysis to be conducted in the first half of 2015.

Ganetespib in breast cancer

In 2012, we initiated the ENCHANT-1 trial designed to evaluate ganetespib monotherapy as first-line treatment for locally advanced or metastatic HER2+ breast cancer and TNBC. The primary endpoint of this study is overall response rate within three treatment cycles (12 weeks).

The ENCHANT-1 trial specified that transition from the first stage (15 evaluable patients per cohort) to the second stage of the trial (up to an additional 18 evaluable patients per cohort) would occur for each cohort if there were at least one objective tumor response in that cohort. In July 2013, we announced that of the initial five HER2 positive patients enrolled in the study, two achieved objective tumor response and two achieved stable disease (SD). Of the initial ten TNBC patients enrolled and evaluable for response, two achieved objective tumor response and three achieved SD following treatment with ganetespib monotherapy. One of the responding TNBC patients, who was diagnosed with inoperable TNBC, achieved a complete clinical response following treatment with ganetespib. Her disease was restaged from inoperable to operable and she successfully completed surgery with curative intent.

The criteria to advance to the second stage of the ENCHANT-1 trial were achieved in this interim analysis, and enrollment will continue up to a total of 33 evaluable patients per cohort.

Because of the widespread use of taxanes in breast cancer, and results from the GALAXY-1 trial evaluating ganetespib in combination with docetaxel, exploring the combination of taxanes with ganetespib in breast cancer is of high interest. As a result, we have amended the ENCHANT-1 protocol to allow for combination treatment with paclitaxel and ganetespib following 12-weeks of treatment with ganetespib monotherapy.

HER2+ and TNBC represent two major subtpyes of breast cancer, each accounting for approximately 15 to 20% of new breast cancer cases. The majority of breast cancers are hormone receptor positive (ER/PR+). The clinical activity observed with ganetespib in HER2+ and TNBC patients supports further evaluation in this remaining major subtype of breast cancer. We have added an additional cohort to the ENCHANT-1 protocol to evaluate ganetespib activity in patients with ER/PR+ breast cancer. The design of this cohort is similar to the design of the other two cohorts.

We expect to present initial results from the ENCHANT-1 trial in December 2013.

Additional ganetespib clinical trials

In addition to the clinical trials we plan to initiate and continue in 2013, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, have recently been initiated or are expected to initiate in 2013.

These include the following:

•      A trial in ALK+ lung cancer evaluating ganetespib in combination with crizotinib, being conducted at Memorial Sloan-Kettering Cancer Center (MSKCC) and affiliated cancer centers;

•    A randomized trial evaluating the combination of fulvestrant and ganetespib in patients with hormone receptor-positive, metastatic breast cancer, being conducted at the Dana-Farber Cancer Institute;

•    A trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being conducted at Emory University;

•    A trial evaluating both ganetespib monotherapy and the combination of ganetespib and bortezomib in multiple myeloma, which is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation;

•    A randomized trial evaluating the combination of ganetespib and low dose ara-C chemotherapy in elderly patients with acute myeloid leukemia (AML) being managed by a European oncology cooperative group;

•    A trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by Cancer Research UK, which began enrolling patients in the third quarter of 2013;

•      A trial evaluating ganetespib in combination with paclitaxel in patients with recurrent, platinum-resistant ovarian, fallopian tube or primary peritoneal cancer being sponsored at the Fox Chase Cancer Center, which began enrolling patients in the third quarter of 2013;

•    A trial evaluating ganetespib in combination with paclitaxel and Herceptin in HER2+ breast cancer, being conducted at MSKCC and New York University, which is expected to begin enrolling patients later this year; and

•      Trials designed to evaluate ganetespib in combination with a variety of different therapeutic modalities for treatment of head and neck cancer and neuronal tumors, which are expected to begin enrolling patients later this year

Elesclomol (Mitochondria-Targeting Agent)

Elesclomol is a first-in-class, investigational drug candidate that triggers programmed cell death (apoptosis), in cancer cells through a novel mechanism: disrupting cancer cell mitochondrial metabolism. In preclinical experiments, anti-cancer activity of elesclomol has been shown to correlate with certain biomarkers, including lactate dehydrogenase (LDH), which can be associated with mitochondrial activity. When sufficient oxygen is present, the mitochondria generate cellular energy through processing oxygen, and there are low levels of LDH. When there is insufficient oxygen present, mitochondrial energy generation is reduced and there is increased reliance on glycolosis, which comes with increased levels of LDH. Consistent with these findings, in three randomized clinical trials, baseline LDH level was an important predictor of elesclomol treatment outcome.

Our current clinical program for elesclomol includes a clinical trial of elesclomol as a monotherapy in AML. In December 2009, we presented results at the American Society for Hematology (ASH) meeting showing that elesclomol was active against AML cell lines and primary blast cells from AML patients. In February 2011, we announced that the first patient had been treated in a Phase 1 dose escalation study of elesclomol as a single agent in patients with AML. This trial will enroll up to 36 patients with relapsed or refractory AML and total baseline serum LDH level less than 0.8 times the Upper Limit of Normal (ULN). Patients will be treated with elesclomol sodium on a once-weekly schedule at a starting dose of 200 mg/m2, with dose escalation planned based on safety, tolerability and pharmacokinetic considerations. The trial is being conducted at Princess Margaret Hospital in Toronto, Canada and at MSKCC in New York.

We are also evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group (GOG) initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times ULN. The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program. The ovarian cancer trial has met the prespecified efficacy requirement to advance to stage 2 and full enrollment of the Phase 2 study, indicating potential activity in this difficult-to-treat patient population with limited treatment options.

Hsp90-inhibitor Drug Conjugate (HDC) Platform: improving the delivery to tumors of small molecule anti-cancer therapies

In September 2013, we announced the launch of a novel, proprietary small molecule cancer drug development program, the HDC Platform, which takes advantage of the tumor accumulation properties of Hsp90 inhibitors to increase the selective delivery to tumors of small molecule anti-cancer therapies. In October 2013 we announced the publication of the first key patent application covering our proprietary HDC technology, including composition of matter claims covering over 400 HDC compounds synthesized by us to date, methods for identifying therapeutically effective compounds, and methods of use against a wide range of diseases and conditions

Small molecule inhibitors of Hsp90, including ganetespib as well as first-generation inhibitors such as 17-AAG and its derivatives, have been shown by our scientists and many other researchers to be retained in tumors for as much as 20 times longer than in blood or normal tissue. These properties are believed to be due to overexpression of an active form of Hsp90 in cancer cells as compared to normal tissues. Several groups have recently applied these results, by attaching a fluorescent probe to an Hsp90 inhibitor, as a novel means to image tumors in patients.

HDCs are drug candidates consisting of an Hsp90 inhibitor (targeting moiety) joined to an anti-cancer agent (payload) via a cleavable chemical linker optimized for controlled release of payload drug inside cancer cells. Because HDCs are small molecules, they diffuse into the cell passively, avoiding reliance on cell surface antigens or transporters, as is required by other delivery mechanisms such as antibody-drug conjugates (ADCs).

The longer retention of Hsp90 inhibitors in tumors results in higher concentration and longer duration of active payload drug inside cancer cells than occurs with standard administration of unconjugated chemotherapy or other payloads. This enhanced delivery creates the potential for greater cancer cell killing and reduced side effects.

Figure 4: The HDC Platform: using the preferential retention of Hsp90 inhibitors in tumors to selectively deliver anti-cancer payloads.

Synta has developed over 400 HD-Conjugated chemotherapeutics, kinase inhibitors, hormone therapies, immunomodulators, and epigenetic modifiers, creating the potential for next-generation compounds in each of these categories. Examples include HD-Conjugated bendamustine, temozolomide, doxorubicin, 5-FU, pemetrexed, SN-38, topotecan, vorinostat, panobinostat, fulvestrant, abiraterone, lenalidomide, pomalidomide, docetaxel, carboplatin, bortezomib, sunitinib, and sorafenib.

Proof-of-concept has been established in preclinical models of cancer. HDC improved delivery of SN-38 anti-cancer payload, achieving over thirty times the concentration in tumor as compared to the concentration in plasma and other tissues. Strongly enhanced anti-tumor activity was seen with the HD-Conjugated SN-38 as compared to the unconjugated anti-cancer therapy in a broad range of animal models of cancer, including breast cancer, colon cancer, ovarian cancer, small cell lung cancer, bladder cancer, and melanoma.

Figure 5: Example of HD-Conjugates

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

We anticipate that the overall costs in research and development, principally under the ganetespib program, will continue to increase during the remainder of 2013 and in 2014 as we further advance the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and conduct non-clinical supporting activities.

Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors’ and officers’ liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. We anticipate that general and administrative expenses over the remainder of 2013 and in 2014 will continue to increase as we expand our pre-commercialization activities and medical community relations.

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

Consolidated Results of Operations

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenues

No revenues were recognized during the three months ended September 30, 2013 and 2012.

Research and Development Expense

	Three Months Ended September 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$15.8	$11.1	$4.7	42%
Elesclomol	0.1	0.1	—	—%
Total clinical-stage drug candidates	15.9	11.2	4.7	42%
CRACM	0.2	0.5	(0.3)	(60)%
STA-9584	—	—	—	—%
Early stage programs and other	1.5	—	1.5	—%
Total research and development	$17.6	$11.7	$5.9	50%

Ganetespib

In 2013 as compared to 2012, costs incurred under our ganetespib program increased by $4.7 million, including increases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $4.5 million for external costs. These increases were principally due to the continuation of start-up activities and patient enrollment-related costs that were incurred in the third quarter of 2013 in connection with the GALAXY-2 trial, as well as the completion of clinical pharmacology studies and net increases related to supporting drug supply and other non-clinical activities. We anticipate that the overall costs under our ganetespib program will continue to increase during the remainder of 2013 and in 2014 as we further advance the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and conduct non-clinical supporting activities.

Elesclomol

In 2013 as compared to 2012, costs incurred under our elesclomol program remained similar. We anticipate that future costs under our elesclomol program will remain at low levels due to the pace of the ongoing clinical trials in ovarian and AML cancers.

CRACM

In 2013 as compared to 2012, costs incurred under our CRACM program decreased by $0.3 million, including decreases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. These decreases were the result of a continued lower investment in the CRACM program. We anticipate that future costs under the CRACM program will remain at constrained levels as we seek a partner for the program.

Early Stage Programs and Other

In 2013 as compared to 2012, costs incurred under our early stage programs increased by $1.5 million, including increases of $1.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. These increases were principally the result of our investment in the HDC program that was announced in September 2013. We anticipate that future costs under the HDC program will continue to increase as we advance the selection of one or more drug candidates for pre-clinical development.

General and Administrative Expense

	Three Months Ended September 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)

General and administrative	$4.2	$2.8	$1.4	50%

In 2013 as compared to 2012, general and administrative expenses increased by $1.4 million, including increases of $0.7 million for personnel-related costs, related overhead and stock compensation, and $0.7 million for net increases in external professional fees.

Interest Expense, net

	Three Months Ended September 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Interest expense, net	0.7	$0.4	$0.3	75%

In 2013 as compared to 2012, interest expense has increased and will continue to increase during the remainder of 2013 as a result of the approximate $13.5 million in aggregate additional funding that was obtained in March 2013 and June 2013 in connection with the GECC and Oxford Term Loans.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Revenues

	Nine Months Ended September 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Revenues
Grant revenues	$—	$0.1	$(0.1)	(100)%
Total revenues	$—	$0.1	$(0.1)	(100)%

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

Research and Development Expense

	Nine Months Ended September 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$47.1	$31.7	$15.4	49%
Elesclomol	0.1	0.8	(0.7)	(88)%
Total clinical-stage drug candidates	47.2	32.5	14.7	45%
CRACM	0.8	2.2	(1.4)	(64)%
STA-9584	—	0.2	(0.2)	(100)%
Early stage programs and other	3.9	0.2	3.7	1850%
Total research and development	$51.9	$35.1	$16.8	48%

Ganetespib

In 2013 as compared to 2012, costs incurred under our ganetespib program increased by $15.4 million, including increases of $1.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $14.0 million for external costs. These increases were principally due to costs incurred in 2013 in connection with the GALAXY-2 trial for start-up activities and patient enrollment that commenced in the second quarter of 2013, as well as the conduct of clinical pharmacology studies and net increases related to supporting drug supply and other non-clinical activities.

Elesclomol

In 2013 as compared to 2012, costs incurred under our elesclomol program decreased by $0.7 million, including decreases of $0.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs.

CRACM

In 2013 as compared to 2012, costs incurred under our CRACM program decreased by $1.4 million, including decreases of $1.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs. These decreases were the result of a continued lower investment in the CRACM program.

Early Stage Programs and Other

In 2013 as compared to 2012, costs incurred under our early stage programs increased by $3.7 million, including increases of $3.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million for external costs. These increases were principally the result of our investment in the HDC program that was announced in September 2013.

General and Administrative Expense

	Nine Months Ended September 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)

General and administrative	$12.2	$8.3	$3.9	47%

In 2013 as compared to 2012, general and administrative expenses increased by $3.9 million, including increases of $2.0 million for personnel-related costs, related overhead and stock compensation, and $1.9 million for net increases in external professional fees.

Interest Expense, net

	Nine Months Ended September 30,		2013 to 2012 Change
	2013	2012	$	%
	(dollars in millions)
Interest expense, net	$1.9	$1.4	$0.5	36%

In 2013 as compared to 2012, interest expense increased as a result of the approximate $13.5 million in aggregate additional funding that was obtained in March 2013 and June 2013 in connection with the GECC and Oxford Term Loans.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(dollars in millions)
Cash, cash equivalents and marketable securities	$53.4	$55.1
Working capital	28.8	37.0
Cash flows (used in) provided by:
Operating activities	(58.7)	(41.6)
Investing activities	(9.5)	(16.5)
Financing activities	12.2	57.4

Our operating activities used cash of $58.7 million and $41.6 million in 2013 and 2012, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2013, our investing activities used cash of $9.5 million, including the purchases of marketable securities in the amount of $71.2 million and purchases of property and equipment in the amount of $0.7 million, offset by maturities of marketable securities in our investment portfolio in the amount of $62.4 million. In 2012, our investing activities used cash of $16.5 million, including the purchases of marketable securities in the amount of $45.9 million and purchases of property and equipment in the amount of $0.4 million, offset by maturities of marketable securities in our investment portfolio in the amount of $29.8 million.

Our financing activities provided cash of $12.2 million and $57.4 million in 2013 and 2012, respectively. In 2013, we raised approximately $14.6 million in net cash proceeds, including $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. In 2012, we raised approximately $59.7 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012, $25.8 million in net proceeds from the sale of 3,976,702 shares of our common stock in a registered direct offering in July 2012 and $0.9 million from the exercise of common stock options. We repaid $2.4 million and $2.3 million in principal payments in 2013 and 2012, respectively, in connection with the GECC and Oxford Term Loans.

Contractual Obligations and Commitments

Except for entering into an amendment to the GECC Term Loan in March 2013, as described below under “Term Loans,” as of September 30, 2013, there were no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Oxford Finance Corporation (Oxford)

In March 2011, we entered into a loan and security agreement with Oxford and received $2.0 million in loan funding, which we refer to herein as the Oxford Term Loan. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, we entered into a loan modification agreement with Oxford, as amended, under which we may draw down up to an additional $0.6 million in equipment financing until June 30, 2013. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. (See Note 9 of the accompanying consolidated financial statements.)

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

•            advance our HDC program into preclinical development and initiate clinical trials, if supported by preclinical data;

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

•            the results of our preclinical studies of any additional Hsp90 inhibitors we may develop, our CRACM inhibitor, STA-9584 and our HDC program, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

•            our ability to establish additional strategic collaborations and licensing or other arrangements on terms favorable to us

•            the costs to satisfy our obligations under potential future collaborations; and

•            the timing, receipt, and amount of sales or royalties, if any, from ganetespib, elesclomol, STA-9584, our CRACM inhibitors, our IL-12/23 inhibitors and our other potential products.

As of September 30, 2013, we had $53.4 million in cash, cash equivalents and marketable securities, a decrease of $47.2 million from $100.6 million as of December 31, 2012. This decrease principally reflects cash used in operations as discussed under “Cash Flows” above, offset by a total of $14.6 million in additional funding obtained under the GECC Term Loan and Oxford Term Loan and exercises of common stock options in 2013.

We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, the HDC platform, elesclomol, STA-9584, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources as of September 30, 2013 will be sufficient to fund operations into the second quarter of 2014. This estimate assumes that the timing and nature of activities contemplated for the remainder of 2013 and 2014 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $28 million at-the-market issuance sales agreement with MLV or other sources. We have two effective shelf registration statements on Form S-3, under which we currently have up to $328.6 million in securities available for issuance, including up to $28 million in shares of common stock that we have reserved and that may be offered and sold under the Sales Agreement with MLV.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the SEC on March 14, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of September 30, 2013, we had cash, cash equivalents and marketable securities of $53.4 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

101               The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: November 4, 2013	By:	/s/ Safi R. Bahcall
Safi R. Bahcall, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2013	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)