Form 10-K
period 2013-12-31
SYNTA PHARMACEUTICALS CORP
filed 2014-03-11
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $195,204.458.70.

          As of March 6, 2014 the registrant had 85,435,631 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 1.    BUSINESS

The Company

        Synta Pharmaceuticals Corp. is a biopharmaceutical company focused on discovering, developing, and commercializing small molecule drugs to extend and enhance the lives of patients with cancer and other severe medical conditions. Our lead drug candidate, ganetespib, is a next generation Hsp90 inhibitor in Phase 3 development for non-small cell lung cancer (NSCLC) and in a broad development program including clinical trials for breast cancer, ovarian cancer and acute myeloid leukemia (AML). In addition, we are developing a unique, proprietary platform for enhanced delivery of anti-cancer drugs directly to tumor cells, known as Hsp90-inhibitor drug conjugates (HDCs). All of our drug candidates were invented by Synta scientists and are fully owned by Synta.

        In 2013, we made significant progress in expanding the breadth of the ganetespib development program and developing our HDC platform. Key achievements in 2013 include:

  •
  Initiated the GALAXY-2 clinical trial, a Phase 3 study evaluating ganetespib in combination with docetaxel as second line treatment of patients with advanced non-small cell lung adenocarcinoma.

  •
  Presented results from interim analyses of the GALAXY-1 Phase 2b clinical trial at the annual meeting of the American Society of Clinical Oncology (ASCO) and at the 2013 World Conference on Lung Cancer. The results showed an acceptable safety profile; improvements in both overall survival (OS) and progression free survival (PFS) in a subset of patients treated with ganetespib; and confirmed the patient population and operational choices used in designing the GALAXY-2 trial.

  •
  Generated positive interim results in the ENCHANT-1 Phase 2 clinical trial evaluating ganetespib patients with locally advanced or metastatic breast cancer, including results that demonstrated single-agent activity of ganetespib in both HER2+ and triple-negative breast cancer. We presented these results at the 2013 San Antonio Breast Cancer Symposium.

  •
  Received Fast Track designation from the FDA for ganetespib in non-small cell lung adenocarcinoma.

  •
  Supported the initiation by an independent consortium of investigators with third party financial support of three randomized, multi-center Phase 2/3 clinical trials of up to 400 patients each evaluating ganetespib in combination with chemotherapy in patients with AML and high risk myelodysplastic syndrome (MDS): the AML-LI-1, AML-18 and AML-19 trials. The AML-LI-1 trial began enrolling patients in Q4 2012; the AML-18 and AML-19 trials are expected to begin enrolling patients in 2014.

  •
  Supported the initiation by an independent consortium of investigators with third party financial support of a multi-center Phase 1 trial, followed by a randomized Phase 2 trial in approximately 200 patients, evaluating ganetespib in combination with paclitaxel in recurrent platinum-resistant ovarian, fallopian tube, or primary peritoneal cancer with mutant p53 (GANNET53).

  •
  Presented preclinical results at several scientific meetings showing the potential effects of ganetespib in reducing the formation of new tumor lesions and further elucidating possible mechanisms underlying activity of ganetespib in chemosensitive tumors.

  •
  Filed our first patent applications and announced the launch of our proprietary small molecule Hsp90-inhibitor drug conjugate (HDC) platform.

  •
  Created more than 550 HDC compounds, including all major classes of small molecule oncology drugs, and demonstrated proof of principle in preclinical models: preferential accumulation of HDC payloads in tumors relative to normal tissues; significantly higher in-tumor concentrations than achievable by delivering unconjugated payload; and complete tumor regressions or near complete regressions in animal models of lung cancer, colon cancer, breast cancer, pancreatic cancer, and skin cancer that are resistant to or showed limited response to unconjugated chemotherapy.

  •
  After meeting pre-specified efficacy and safety criteria, advanced elesclomol into the second stage of a Phase 2 clinical trial in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer in patients with total baseline serum lactate dehydrogenase (LDH) level less than 0.8 times the upper limit of normal. This trial is being supported and conducted by the Gynecological Oncology Group (GOG).

        We believe that the broad clinical and commercial potential of our drug candidates, together with our operational capabilities and additional competitive advantages, provide us with multiple, sustainable growth opportunities. Our capabilities and advantages include:

  •
  our intellectual property portfolio, consisting of over 900 issued and pending patents;

  •
  the full ownership of all commercial rights in all geographic regions to our programs;

  •
  our ability to integrate discovery, translational, and clinical research to optimize our development programs and further strengthen our intellectual property position;

  •
  our operational experience in effectively managing large-scale, global clinical programs;

  •
  our strong network of relationships with leading investigators and medical centers;

  •
  our proprietary chemical compound library and the strength of our drug discovery platform; and

  •
  the skills, talent, and degree of industry experience of our employees.

Company Strategy

        Our strategy is to discover, develop, and commercialize novel small molecule drug candidates for treating cancer and other severe medical conditions, using our unique collection of assets, technologies, and capabilities in drug discovery and development. Important elements of our long-term strategy include:

  •
  exploiting the unique, first-in-class / best-in-class potential of our lead drug candidate ganetespib to establish and achieve sustainable advantages relative to other therapeutic options;

  •
  expanding the breadth of the ganetespib development program to include multiple potential registration paths and combination regimens;

  •
  leveraging our knowledge and expertise in Hsp90 to advance our HDC platform;

  •
  partnering ganetespib and our HDC platform to exploit a broader set of opportunities than we could manage ourselves;

  •
  using our translational research and biomarker identification capabilities, together with our collaborations with leading researchers and investigators, to identify the patient populations most likely to derive benefit from ganetespib and using those findings to optimize our clinical trial choices;

  •
  maintaining a strong cash position, such that we have multiple options for continuing to advance our drug candidates either on our own or in partnership;

  •
  using our discovery and development capabilities to expand and protect our intellectual property position for each of our programs; and

  •
  using our proprietary compound library and discovery platform to continue to generate promising new drug candidates with distinct chemical structures, novel mechanisms of action, and broad therapeutic potential.

Our Drug Candidate Pipeline

        The following tables summarize the current status of the key trials for our most advanced drug candidate, ganetespib:

	Stage	Combination	Population	Development Status	Sponsor
NSCLC	Phase 3 (GALAXY-2)	Docetaxel +/- G	Adenocarcinoma, 2nd-line, ALK and EGFR negative	Enrollment ongoing	Company
	Phase 2b (GALAXY-1)	Docetaxel +/- G	Adenocarcinoma, 2nd-line	Enrollment completed	Company
	Phase 2 (CHIARA)	G monotherapy	ALK positive, crizotinib-naïve	Enrollment terminated	Company
	Phase 1/2	Crizotinib + G	ALK positive	Enrollment ongoing	Memorial Sloan Kettering
Breast Cancer	Phase 2 (ENCHANT-1)	G monotherapy Paclitaxel + G	HER2-positive, Triple-negative, Hormone refractory ER/PR+	Enrollment ongoing	Company
	Phase 2	Fulvestrant +/- G	ER/PR+	Enrollment ongoing	Dana-Farber Cancer Institute
	Phase 1	Paclitaxel and trastuzumab + G	HER2-positive	Expected to begin enrollment in 1H 2014	New York University, NCI, Memorial Sloan Kettering
	Phase 2 (I-SPY 2)	Paclitaxel + G	HER2-negative, neoadjuvant	Expected to begin in 2014	QuantumLeap Healthcare Collaborative
AML and MDS	Phase 2/3 (AML-LI-1)	Low Dose Ara-C +/- G	Age > 60 years	Enrollment ongoing	UK NCRI, Cardiff University*
	Phase 2/3 (AML-18)	Daunorubicin and Ara-C (DA) +/- G	Age > 60 years	Expected to begin enrollment in 1H 2014	UK NCRI, Cardiff University*
	Phase 2/3 (AML-19)	Chemotherapy + G followed by G maintenance vs. chemotherapy	Age < 60 years	Expected to begin enrollment in 2H 2014	UK NCRI, Cardiff University*
Ovarian Cancer	Phase 1/2 (GANNET53)	Paclitaxel +/- G	p53 mutant, platinum resistant	Expected to begin enrollment in mid-2014	Innsbruck Medical University, European Commission**
	Phase 1/2	Paclitaxel + G	Platinum resistant	Expected to begin enrollment in 1H 2014	Fox Chase Cancer Center, NCI
Mesothelioma	Phase 1/2	Cisplatin/pemetrexed + G	1st Line	Enrollment Ongoing	University College London, Cancer Research UK
Multiple Myeloma	Phase 1/2	G monotherapy Bortezomib + G	Relapsed/refractory	Enrollment Ongoing	Emory University, Multiple Myeloma Research Consortium
Rectal Cancer	Phase 1	Capecitabine and radiotherapy (RT) + G	Locally advanced	Enrollment Ongoing	Emory University
Head and Neck	Clinical biomarker study	Cisplatin and RT + G		Enrollment expected to begin mid-2014	Emory University
Malignant Peripheral Nerve Sheath Tumors	Phase 1/2	Sirolimus + G		Enrollment expected to begin 1H 2014	Sarcoma Alliance for Research through Collaboration, Department of Defense

*
Supported by the Leukemia & Lymphoma Research Fund and Cancer Research UK; conducted under the auspices of the UK National Cancer Institute (NCRI) Haematological Oncology Study Group; investigators in Denmark, France, New Zealand, and the United Kingdom and under the sponsorship of Cardiff University, UK.

**
GANNET53 (Ganetespib in metastatic, p53 mutant, platinum-resistant ovarian cancer) is a Seventh Framework Programme for Research (FP7) project sponsored by Innsbruck Medical University and funded by the European Commission. Centers in Austria, Belgium, France, and Germany will participate in the clinical trial.

        We retain full ownership of all of our drug candidates.

        In the above table and throughout this report, lead optimization indicates a stage at which compounds have shown activity, selectivity, and efficacy in animal models, as well as an acceptable preliminary safety profile. These compounds are being optimized for selectivity and potency, drug-like properties, and safety before entering into preclinical development. Preclinical development activities include manufacturing, formulation, pharmacology and toxicology studies prior to initiating a Phase 1 clinical trial. Phase 1 indicates initial clinical safety testing and pharmacological profiling in healthy volunteers, with the exception that Phase 1 clinical trials in oncology are typically performed in patients with cancer. Phase 2 involves efficacy testing and continued safety testing in patients with a specific disease. There are multiple types of Phase 2 trials: Phase 2 trials may include a Phase 1 dose-escalation stage (Phase 1/2); they may be single-arm, with relatively few patients (Phase 2a); or they may be randomized and controlled, with a larger number of patients (Phase 2b). Phase 3 indicates a confirmatory study of efficacy and safety in a larger patient population, and may involve comparison with placebo, standard treatments, or other active comparators. A clinical biomarker study typically characterizes pharmacodynamic effects of an agent. For investigator sponsored studies, the timing of enrollment is determined by the study sponsor and as such, is not under our control.

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

        According to IMS Health, oncology products are the largest therapeutic class of pharmaceuticals in the world with global sales of $61.6 billion in 2012.

        We have two clinical-stage programs in oncology (ganetespib and elesclomol) and a novel, proprietary small molecule cancer drug development program (the HDC platform).

Ganetespib (Hsp90 Inhibitor)

Summary

        Ganetespib is a novel, potent, small molecule inhibitor of Hsp90, a molecular chaperone which is required for the proper folding and activation of many cancer-promoting proteins. Inhibition of Hsp90 by ganetespib leads to the simultaneous degradation of many of these client proteins and the subsequent death or cell cycle arrest of cancer cells dependent on those proteins. A number of Hsp90 client proteins are also involved in the resistance of cancer cells to other anti-cancer treatments, such as chemotherapy. The ability to reduce cancer-cell drug resistance suggests that the combination of ganetespib with chemotherapies or other anti-cancer agents may provide greater benefit than those agents administered alone. In preclinical studies, ganetespib has shown potent anti-cancer activity against a broad range of solid and hematologic cancers, both as a monotherapy and in combination with certain widely used anti-cancer agents.

        Ganetespib is currently being evaluated in a broad range of cancer clinical trials including our GALAXY NSCLC program (GALAXY-1 and GALAXY-2) in combination with docetaxel chemotherapy, and as monotherapy in certain genetically-defined targeted patient populations. A favorable safety profile has been consistently observed across clinical trials, involving approximately 1,000 patients treated with ganetespib to date. Ganetespib has not shown the serious liver or common ocular toxicities reported with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care.

        In the clinical trials conducted to date, ganetespib has shown promising activity in a broad range of cancers, both in combination with chemotherapy and as a monotherapy. Highlights from our recent results in lung cancer and breast cancer are described in more detail below.

        The results observed to date in our GALAXY program suggest a significant potential commercial opportunity for use of ganetespib in combination with docetaxel as second-line treatment of patients with NSCLC. Across the United States, United Kingdom, Germany, France, Spain, Italy, and Japan, there are an estimated 160,000 patients each year who have progressed on first line therapy and are eligible for subsequent treatment of non-small cell lung adenocarcinoma. Approximately 90,000 of these eligible patients are estimated to be chemosensitive and negative for both EGFR mutation and ALK translocation. In addition, over 500,000 patients receive taxanes each year (docetaxel or paclitaxel), across all cancer indications.

        The potential to combine ganetespib with taxanes with acceptable additional toxicity and possible enhanced efficacy represents a promising opportunity not only in lung cancer but in breast, prostate, ovarian, gastric, bladder, and head and neck cancers, where taxanes are commonly used. In addition to the taxanes, ganetespib has shown in preclinical models ability to enhance the activity of a number of other standard care or investigational anti-cancer agents including chemotherapies (pemetrexed, gemcitabine, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, vincristine), targeted agents (VEGF inhibitor, EGFR inhibitor, HER2 inhibitor, PI3K/mTOR inhibitor, BRAF inhibitor, MEK inhibitor, proteasome inhibitor) and hormonal therapy (tamoxifen, fulvestrant). Combination trials with a number of these agents have recently been initiated or are in the planning phase.

Ganetespib Mechanism of Action and Preclinical Results

        Hsp90 is required for the structural and functional maturation of numerous client proteins, many of which play critical roles in cell growth, differentiation and survival. Preclinical and clinical results have shown that ganetespib is a selective inhibitor of Hsp90, supporting the potential for treating a broad range of malignancies. Relative to their normal counterparts, cancer cells are more reliant on elevated levels of the active Hsp90 complex and as such, appear to be selectively sensitive to Hsp90 inhibitors, including ganetespib. Recent published work has shown that cancer cells overexpress an active form of Hsp90 that preferentially binds Hsp90 inhibitors, providing a mechanistic explanation for this selectivity.

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

  The GALAXY program: ganetespib in lung cancer

        Cancer treatments are often given in combination with one another in order to maximize likelihood of treatment benefit. A challenge with combination therapy, however, is that the added toxicities are often intolerable, particularly if toxicity profiles overlap. The favorable safety profile seen in studies to date with ganetespib and the non-overlapping toxicities with many standard-of-care cancer therapies support such a combination therapy approach with this drug candidate. Specifically, we believe that there is particular potential for combining ganetespib and taxanes, such as docetaxel and paclitaxel. Supporting evidence include a strong scientific rationale based on multiple mechanisms of synergistic anti-cancer activity, strong synergistic results in in vitro and in vivo experiments, and the encouraging safety profiles seen in our Phase 1 and GALAXY-1 studies combining ganetespib and docetaxel.

  GALAXY-1 Phase 2b Trial

        In 2011, we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compares treatment with docetaxel alone, which is approved for second-line treatment, vs. treatment with ganetespib plus docetaxel. The aims of this study were to:

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

        Patients in both arms of GALAXY-1 receive a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also receive ganetespib 150 mg/m2 on days 1 and 15. Treatment continues until disease progression or until treatment intolerance. To ensure balance of prognostic factors between the two arms, patients were stratified by ECOG performance status, baseline LDH level, smoking status, and time since diagnosis of advanced disease.

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

        GALAXY-1 was originally designed to enroll 240 second-line advanced NSCLC patients of all histologies in order to evaluate several hypotheses on which patients might be most responsive to combination treatment. Co-primary endpoints were PFS in all patients (the ITT population) and OS in patients with elevated baseline level of serum LDH (eLDH). During the course of the trial, the co-primary endpoints were changed to PFS in patients with eLDH and PFS in patients with mutant KRAS (mKRAS). Key secondary endpoints are OS and PFS in the all adenocarcinoma patient population.

        In early 2012, enrollment of patients with non-adenocarcinoma histologies (which consists primarily of squamous cell carcinomas) was terminated based on possible safety concerns, including risk of bleeding and a trend towards inferior survival. The trial was amended at that time to enroll 240 patients with adenocarcinoma histology only. To ensure the specified number of eLDH and mKRAS patients were included, a total of 385 patients were enrolled in GALAXY-1.

        At the World Conference on Lung Cancer in October 2013 we reported results from the interim analysis specified for one year from the date of last patient enrolled, conducted in October, 2013. At the time of this analysis, 65% of the overall survival events in the primary adenocarcinoma population had occurred. Highlights from this analysis include:

  •
  The GALAXY-1 trial was designed to evaluate two potential biomarkers, eLDH and mKRAS, for possible use in selecting patients for the Phase 3 GALAXY-2 trial. The eLDH population continued to show promising PFS and OS improvements, consistent with the hypothesis of HIF-1alpha inhibition by ganetespib, and LDH as a marker for upregulated HIF-1alpha. No evidence for enhanced activity in the mKRAS population was observed.

  •
  Consistent with previously reported results, encouraging OS improvements were observed in the chemosensitive patient population (diagnosis of advanced disease greater than 6 months; N=178), together with a lack of activity in the refractory population. These results support the selection of the chemosensitive patient population for the GALAXY-2 Phase 3 trial.

  •
  Overall survival Hazard Ratio in the chemosensitive population was 0.75 (90% CI 0.56, 1.03; 1-sided p=0.065) and 0.72 (90% C.I. 0.52, 0.98; 1-sided p=0.040) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models, respectively. Median overall survival improved from 7.4 months to 10.7 months in the D vs. G+D arms, respectively. Results are shown in Figure 1 below.

  •
  Results for progression-free survival were consistent with the improvements observed for overall survival. PFS Hazard Ratio in the chemosensitive population was 0.73 (90% CI 0.55, 0.96; 1-sided p=0.031) and 0.72 (90% C.I. 0.53, 0.96; 1-sided p=0.03) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models. Median PFS improved from 3.4 months to 5.3 months, in the D vs. G+D arms, respectively. Results are shown in Figure 1 below.

  •
  In the refractory population (N=75), which progressed rapidly on or shortly after first-line chemotherapy, no benefit was observed. The overall survival Hazard ratios were 1.32 (90% CI 0.82, 2.11) and 1.18 (90% CI 0.71, 1.94) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models, respectively.

        These results are consistent with results from preclinical studies showing that ganetespib may be most effective in chemosensitive cancers. Preclinical findings by our collaborators at the University of Leicester, UK, showed that certain signaling pathways in mitochondria are necessary for both ganetespib and chemotherapy activity. When these pathways cease to function due to a mutation or other change, both ganetespib and chemotherapy are inactive. These findings support the observation that ganetespib may be most effective in chemosensitive cancers.

        Final enrollment in the GALAXY-1 trial was completed in May 2013. We expect to conduct the final data analysis for the GALAXY-1 trial in the second quarter of 2014. Publication and presentation of the final data is expected in the second half of 2014.

        Figure 1: PFS and OS l for the chemosensitive patient population of GALAXY-1 (diagnosis > 6 months) selected for evaluation in the GALAXY-2 Phase 3 trial

PFS	Overall Survival

  Safety

        The safety profile of adenocarcinoma patients treated with the combination of ganetespib (G) and docetaxel (D) was favorable, consistent with previously reported results. The most common adverse events (AEs), all grades, were neutropenia (44% vs. 45%), diarrhea (49% vs. 16%) and fatigue (34% vs. 24%), for G+D (N=123) vs. D (N=126), respectively. Diarrhea was effectively managed with supportive care; the incidence of grade 3 or 4 diarrhea was 4% (G+D) vs. 0% (D). Fatigue was predominantly grade 1 and grade 2; grade 3 or 4 fatigue was 6% (G+D) vs. 4% (D). The most common grade 3 or 4 AEs were neutropenia (38% vs. 42%), febrile neutropenia (9% vs. 4%), and anemia (8% vs. 2%). The proportions of patients with AEs leading to death were 15% vs. 12%, and AEs leading to treatment discontinuation were 7% vs. 6% for G+D vs. D, respectively.

        A high incidence of visual impairment has been reported following treatment with certain other Hsp90 inhibitors. Consistent with prior findings with ganetespib, reports of visual impairment in this study were infrequent: 2 (2%) in the G+D arm and 0 (0%) in the D arm. Both cases of visual impairment were transient and were grade 1.

        The safety profile of patients in the chemosensitive population being evaluated in Phase 3 (diagnosis of advanced disease > 6 months) was comparable to the profile in the all adenocarcinoma population.

  Choice of GALAXY-2 Phase 3 patient population

        A key objective of the GALAXY-1 trial was to select the patient population for the confirmatory GALAXY-2 Phase 3 trial. Results presented at prior medical meetings and at the October 2013 WCLC meeting show enhanced ganetespib activity in the chemosensitive patient population, which represents approximately 70% of all enrolled adenocarcinoma patients.

        These results are consistent with preclinical observations that ganetespib may be most effective in chemosensitive cancers. The GALAXY-1 findings are also consistent with results from clinical trials in this setting with other agents, such as the registration trial for docetaxel, which showed that approximately 30% of the 2nd-line setting NSCLC patient population did not benefit from chemotherapy as compared to best supportive care.

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

        Based on these findings, we are no longer enrolling patients from these two countries in the GALAXY-2 trial. We expect approximately 10% of the total GALAXY-2 patient population will be from these countries when fully enrolled. We are currently adding a substantial number of sites in North America and Western Europe to GALAXY-2. We expect approximately 75% of sites in GALAXY-2 will be from these Western regions.

  GALAXY-2 Phase 3 Trial

        In early 2013, we initiated the GALAXY-2 trial, a global, randomized, multi-center study comparing the same treatments as in GALAXY-1 in the 2nd-line non-small cell adenocarcinoma patient population, with overall survival as the primary endpoint. Patients are required to have diagnosis of advanced disease > 6 months and have tumors that are negative for both EGFR mutation and ALK translocation.

        Patients on both arms receive docetaxel generally for four to six 21-day cycles, according to standard practice at their treatment center. After completion of docetaxel treatment, patients on the ganetespib arm are eligible to continue to receive ganetespib monotherapy as maintenance treatment.

        The GALAXY-2 trial plans to enroll approximately 850 patients, of which it is estimated that a minumum of 700 will be negative for both ALK translocations and EGFR mutations. Assuming a median overall survival of 7 months in the control arm and 9.3 months in the combination arm (a hazard ratio of 0.75), 5 months of follow up, and a two-sided overall Type I error rate of 0.05, GALAXY-2 has an 87% power to detect a statistically significant treatment difference at the final analysis. Two event-driven interim analyses of the overall survival primary endpoint of GALAXY-2 have been specified.

        The focus on patients negative for both ALK translocation and EGFR mutation, based on changes in standard of care and regulatory feedback, as well as the increase in trial size to 850 patients, are incorporated in a protocol amendment to be submitted in March 2014.

        Based on current projections and statistical assumptions, we expect the two GALAXY-2 interim overall survival analyses to be conducted in the second half of 2015, and the final overall survival analysis to be conducted in the first half of 2016.

  Clinical trial of ganetespib and crizotinib combination in ALK positive, crizotinib-naïve NSCLC patients

        This clinical trial is sponsored by Memorial Sloan Kettering Cancer Center in NYC. In the first stage, initiated in 2012, the safety profile of escalating doses of the combination was successfully evaluated and the trial is now proceeding to Phase 2 evaluation of activity.

  Clinical trial of ganetespib in ALK positive, crizotinib-naïve NSCLC patients (CHIARA)

        We have terminated enrollment and are currently in the process of closing the CHIARA clinical trial based on strategic considerations.

Ganetespib in breast cancer

  ENCHANT-1 Trial

        In December 2013, we presented results from the ENCHANT-1 clinical trial, a multi-center Phase 2 proof-of-concept study, at a poster session at the 2013 San Antonio Breast Cancer Symposium in San Antonio, Texas. ENCHANT-1, a Simon two stage clinical trial, is evaluating the activity and safety of ganetespib monotherapy in HER2+ or triple-negative breast cancer (TNBC), or hormone receptor positive breast cancer. At disease progression, patients have the option to continue ganetespib in combination with weekly paclitaxel. The pre-specified activity criteria to allow expansion into the second stage of the trial were met. Updated results from the ENCHANT-1 trial will be presented in an oral presentation at the European Breast Cancer Conference (EBCC) in March 2014.

  Clinical trial of ganetespib and fulvestrant in patients with hormone receptor positive metastatic breast cancer

        This randomized Phase 2 trial is evaluating safety and activity of the fulvestrant and ganetespib combination in patients with hormone receptor positive metastatic breast cancer who are experiencing progression after initial treatment with hormonal therapy. At present, patient recruitment is ongoing. The trial is sponsored by Dana Farber Cancer Institute in Boston.

Clinical trial of ganetespib in combination with paclitaxel and trastuzumab in HER2 positive metastatic breast cancer

        This Phase 1 trial is currently initiating and is designed to evaluate the safety and preliminary activity of the triplet combination of ganetespib, paclitaxel and Herceptin in HER2 positive patients with metastatic breast cancer. The trial is sponsored by Memorial Sloan Kettering Cancer Center in NYC.

I-SPY 2 Trial

        Ganetespib has been selected for study in the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2). I-SPY 2 is a standing phase 2 randomized, controlled, multicenter trial for women with newly diagnosed, locally advanced breast cancer (Stage 2 or higher) that is designed to test whether adding investigational drugs to standard chemotherapy is better than standard chemotherapy alone in the neo-adjuvant setting (prior to surgery).

        I-SPY 2 employs a unique adaptive trial design to match experimental therapies with patients. Genetic or biological markers ("biomarkers") from individual patients' tumors are used to screen promising new treatments, identifying which treatments are most effective in specific patient subgroups. Regimens that have a high Bayesian predictive probability of showing superiority in a 300 patient Phase 3 confirmatory trial in at least one of 10 predefined signatures may "graduate" from I-SPY 2. A regimen can graduate early and at any time after having 60 patients assigned to it, and exits the trial after a maximum of 120 patients. This high efficacy bar and rapid turn around time allows the trial to match the most promising drug with the right patient in the most expeditious fashion.

        I-SPY 2 was initiated as a pre-competitive consortium that brings together the Food and Drug Administration (FDA), National Cancer Institute (NCI), pharmaceutical companies, leading academic medical centers, and patient advocacy groups under its umbrella. I-SPY 2 is sponsored by QuantumLeap Healthcare Collaborative (QLHC), a non-profit 501(3)C foundation dedicated to accelerating healthcare solutions. QLHC shares a unique partnership with the Foundation for the National Institutes of Health Biomarkers Consortium, who manages intellectual property that emerges from the trial. The trial was developed by principal investigators, Laura J. Esserman, M.D., M.B.A., Professor of Surgery and Radiology and Director of the Carol Frank Buck Breast Care Center at UCSF Helen Diller Family Comprehensive Cancer Center in San Francisco, and Donald A. Berry, Ph.D., Professor in the Department of Biostatistics at The University of Texas MD Anderson Cancer Center, and founder of Berry Consultants.

        Enrollment in the ganetespib arm of I-SPY 2 is expected to begin in 2014. Ganetespib will initially be available to patients with HER2 negative disease, with the intent to expand its eligibility to all biomarker subtypes after safety testing with trastuzumab is completed.

Ganetespib in Acute Myeloid Leukemia (AML) and Myelodysplastic Syndrome (MDS)

        AML is a rapidly progressing hematologic cancer characterized by uncontrolled proliferation of immature blast cells in the bone marrow. The American Cancer Society estimates approximately 14,590 new cases of AML and approximately 10,370 deaths in the U.S. in 2013. MDS is a hematopoietic stem cell neoplasm characterized by disordered and ineffective hematopoiesis which results in irreversible decline in the number and quality of blood-forming cells. In most cases, progressive bone marrow failure results in neutropenia and thrombocytopenia, and in about one third of patients the disease progresses into AML, usually within a few years.

        AML is a biologically heterogeneous disease, and therefore represents a major challenge in the advancement of treatment. Treatment choice and outcome are substantially decided by age, yet current long term remission rates remain poor, with only 40% of younger patients (age <60 years) and less than 10% of older patients (age ≥ 60 years) achieving complete remissions. AML patients with relapsed or refractory disease and newly diagnosed AML patients over 60 years of age with poor prognostic risk factors typically die within one year, resulting in an acute need for new treatment options for these patients.

        Starting in 2011, the Leukemia & Lymphoma Research Fund and Cancer Research UK sought to fund and initiate three large, multicenter, randomized trials to evaluate different investigational treatments, alone or in combination with chemotherapy, in patients with first-line AML and high risk MDS. These trials are being conducted under the sponsorship of Cardiff University, UK, and under the auspices of the UK NCRI Haematological Oncology Study Group, with investigators in Denmark, France, New Zealand, and the United Kingdom,. Ganetespib, in combination with chemotherapy, has been selected for investigation in all three of these studies, which have initiated, or are expected to initiate in 2014:

  •
  The AML-LI (less intensive)-1 trial, ongoing, is evaluating the combination of ganetespib with low dose cytarabine (Ara-C) vs. low dose Ara-C alone in patients who are not eligible for intensive chemotherapy and are traditionally not included in most trials. Up to 50 patients will be enrolled in the ganetespib arm, after which an interim analysis will be conducted to evaluate the potential of proceeding into a potentially registration-enabling extension. This interim analysis is expected to be conducted in mid-2014.

  •
  The AML-18 trial, expected to begin enrolling patients in 1H 2014, will evaluate ganetespib with standard DA (daunorubicin and Ara-C) in patients over 60 years old who can tolerate intensive chemotherapy vs. treatment with standard DA alone. Up to 200 patients are expected to be enrolled in the ganetespib arm. Results from a pilot study conducted in the UK in 2012 under the auspices of the Cardiff Experimental Cancer Medicine Centre confirmed the feasibility and safety of combining ganetespib with intensive chemotherapy in older patients with AML.

  •
  The AML-19 trial, expected to begin enrolling patients in 2H 2014, will evaluate ganetespib in combination with conventional chemotherapy vs chemotherapy alone in younger patients with AML. The trial is expected to enroll up to 200 patients in the ganetespib arm and will be conducted by the UK NCRI Group, a network of over 100 institutions. Patients will receive ganetespib sequentially to standard intensive therapy, followed by ganetespib maintenance treatment. The objective is to identify if ganetespib reduces the risk of relapse in the overall population or in key subgroups, and as a result, improves overall survival, the primary endpoint.

        The selection of ganetespib for these studies was supported by preclinical results generated by Synta and academic collaborators, including Alan K. Burnett of Cardiff University, principal investigator of the LI-1 study, and Sanjay Bansal of the UT Health Science Center at San Antonio. Results from these studies show that ganetespib inhibits a number of cancer-promoting factors believed to contribute to the proliferation of leukemic cells and renders them more vulnerable to treatment with chemotherapy.

Ganetespib in ovarian cancer

  GANNET53 Trial

        Each year, approximately 230,000 new cases of ovarian cancer are diagnosed worldwide. Ovarian cancer is the most deadly of the gynecologic cancers, causing approximately 140,000 deaths annually, including 41,900 deaths in Europe and 14,000 deaths in the US. The serous ovarian cancer subtype, a particularly aggressive form driven by mutations of p53, an Hsp90 client protein found in greater than 50% of all human cancers, makes up 75 to 80% of diagnoses, with approximately 70% of all cases diagnosed in stage III or IV. Platinum-based chemotherapy remains the mainstay of therapy in ovarian cancer and results in a 5-year survival rate of only 30%, which is diminished to 10% for stages III and IV.

        GANNET53, a Seventh Framework Programme (FP7) research project funded by the European Commission, is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, predominantly p53 mutant, platinum-resistant ovarian cancer. Preclinical models have shown that mutant p53 is critical to the growth and proliferation of these cancers. Many mutations render p53 unable to fold appropriately, leaving the protein highly dependent on Hsp90 for stability. Inhibition of Hsp90 destroys the complex between Hsp90 and mutant p53, leading to the degradation of the protein and cancer cell death. This anti-cancer activity is substantially stronger in cells with mutant p53 than in cells with non-mutated p53, suggesting potential as a predictive biomarker for Hsp90 inhibitors such as ganetespib.

        Hsp90 inhibition has also been shown to sensitize mutant p53 cancer cells to treatment with chemotherapies, as has been seen in preclinical studies evaluating ganetespib in other tumor types, supporting the planned trial design evaluating the combination of ganetespib and paclitaxel vs. paclitaxel alone.

        The safety lead-in Phase 1 portion of GANNET53 is expected to begin enrollment in mid-2014, with centers in Austria, Belgium, France, and Germany will participating. The study's consortium consists of national clinical trial groups in gynecological oncology and high-volume university centers as well as noted p53 scientists and three innovative small and medium sized companies (SMEs).

  A Phase I/II trial of paclitaxel in combination with ganetespib in patients with platinum-resistant ovarian cancer

        This trial is designed to evaluate the safety and preliminary activity of the combination of ganetespib with weekly paclitaxel in patients with recurrent, platinum-resistant ovarian, fallopian tube or primary peritoneal cancer. The trial is sponsored by Fox Chase Cancer Center in Philadelphia, and is expected to initiate in first half of 2014.

Additional Oncology Indications

        In addition to the trials noted above, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, have recently been initiated or are expected to initiate in 2014, including:

  •
  a trial evaluating both ganetespib monotherapy and the combination of ganetespib and bortezomib in multiple myeloma, which began enrolling patients in 2012, and is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation;

  •
  a trial evaluating ganetespib and sirolimus in patients with multiple sarcoma subtypes and malignant peripheral nerve sheath tumors, being sponsored by Sarcoma Alliance for Research through Collaboration, in which we expect to begin enrolling patient in 1H 2014;

  •
  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by University College London and Cancer Research UK, which began enrolling patients in 2013;

  •
  a trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being sponsored by Emory University, which began enrolling patients in 2012; and

  •
  a trial evaluating ganetespib in patients with metastatic ocular melanoma, being sponsored by Dana-Farber Cancer Institute, which began enrolling patients in 2011.

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

        We are evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group (GOG) initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times the upper limit of normal (ULN). The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program. The ovarian cancer trial met the pre-specified efficacy requirement to advance to stage 2 and full enrollment of the Phase 2 study, indicating potential activity in this difficult-to-treat patient population with limited treatment options.

        A clinical trial evaluating elesclomol as a monotherapy in AML was closed in early 2014, due to change in strategic priorities.

Hsp90-inhibitor Drug Conjugate (HDC) Platform: improving the delivery to tumors of small molecule anti-cancer therapies

        In September 2013, we announced the launch of a novel, proprietary small molecule cancer drug development program: the HDC Platform. This innovative approach to tumor targeted delivery capitalizes on the prolonged retention of Hsp90 inhibitors by tumors to trap any active agent of interest inside cancer cells and builds on our extensive expertise in the science of Hsp90.

        The HDC platform stemmed from the observation that small molecule inhibitors of Hsp90 are retained in tumors for as much as 20 times longer than in blood or normal tissue. Our researchers have shown that ganetespib can persist in tumor cells for over a week, while it is cleared from blood and normal tissues in a matter of hours. Several other research groups have published results demonstrating this characteristic is shared by first-generation inhibitors such as 17-AAG and its derivatives, as well as other classes of Hsp90 inhibitors. One group in particular has provided clinical validation of the observation by imaging tumors in patients using an124I radiolabeled form of their Hsp90 inhibitor (PUH-71).

        This property of the Hsp90 inhibitor class is believed to be due to overexpression of an active form of Hsp90 in cancer cells that preferentially binds Hsp90 inhibitors, as compared to normal tissues. Remarkably, even weak Hsp90 inhibitors that do not engage degradation of Hsp90 client proteins can be retained for days by cancer cells, enabling use of this property purely as a targeting mechanism to deliver an anticancer drug into cancer cells.

        HDCs are drug candidates consisting of an Hsp90 inhibitor (targeting moiety) joined to an anti-cancer agent (payload) via a cleavable chemical linker optimized for controlled release of payload drug inside cancer cells. Unlike antibody-drug conjugates (ADCs), HDCs are small molecules that do not require cell surface antigens for targeting or endocytosis for cellular uptake. Instead, HDCs home in on an intracellular target (Hsp90) that is present in a wide range of cancers.

        HDCs can deliver micromolar concentrations of an active payload to tumor cells for extended periods of time eliminating the need for using high potency toxins in the conjugates and opening the door to a wide range of possibilities for enhancement of approved anticancer agents and promising development candidates. By directing sustained, high concentrations of active payload drug to cancer cells, HDCs enable greater cancer cell killing than can be achieved with administration of unconjugated chemotherapy or other payloads.

        The HDC platform enables the rapid creation of an extensive proprietary pipeline of novel anticancer drugs that we may elect to develop independently or co-develop with selected partners.

        Figure 2: The HDC Platform: using the preferential retention of Hsp90 inhibitors by tumor cells to selectively deliver anti-cancer payloads.

        We have developed over 550 HD-Conjugated chemotherapeutics, kinase inhibitors, hormone therapies, immunomodulators, and epigenetic modifiers, creating the potential for next-generation compounds in each of these categories. Examples include HD-Conjugated bendamustine, temozolomide, doxorubicin, 5-FU, pemetrexed, SN-38, topotecan, vorinostat, panobinostat, fulvestrant, abiraterone, lenalidomide, pomalidomide, docetaxel, carboplatin, bortezomib, sunitinib, and sorafenib.

        Figure 3: Examples of HD-Conjugates

        Proof-of-concept has been established in preclinical models of cancer. HDC improved delivery of SN-38 anti-cancer payload, achieving over thirty times the concentration in tumor as compared to the concentration in plasma and other tissues. Strongly enhanced anti-tumor activity was seen with the Hsp90 inhibitor-conjugated SN-38 compared to irinotecan in a broad range of animal models of cancer, including breast cancer, colon cancer, ovarian cancer, small cell lung cancer, bladder cancer, and melanoma.

        Figure 4: Antitumor activity of STA-12-8666 (HD-Conjugated SN-38) in A375 vemurafenib-resistant melanoma xenografts

        In October 2013, we announced the publication of the first key patent application covering our proprietary HDC technology, PCT/US2013/036783, published as International Patent Application No. WO/2013/158644, including composition of matter claims covering over 550 HDC compounds synthesized by us to date, methods for identifying therapeutically effective compounds, and methods of use against a wide range of diseases and conditions. Any resulting patent will expire no earlier than 2034.

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

        Our approach integrates the following capabilities and resources:

  •
  Unique chemical compound library.  Our chemical library contains over 100,000 small molecules and numerous plant extracts collected from universities, non-profit institutions, other organizations, and commercial sources. Many of our compounds are proprietary and not available from commercial sources. This library represents a diverse and distinct set of chemical structures that was not generated using combinatorial chemistry and continues to be a valuable source of lead compounds for drug discovery. In addition, for each of our discovery programs, we build focused libraries dedicated to particular drug targets.

  •
  Broad set of screening assays.  We have developed a wide variety of biochemical and cell-based in vitro assays designed to identify promising compounds for treating cancer, immune disorders and other diseases, which form the basis of our initial screening efforts. In addition to assays for identifying new compounds, we have also developed assays we use for early optimization of safety and pharmacokinetic properties.

  •
  Rapid focused library generation and testing.  We have a highly experienced team of medicinal chemists that has demonstrated the ability to rapidly synthesize focused compound libraries for testing of HDC candidates, and develop efficient processes for scale-up production of materials as needed. Our cancer biology and preclinical safety and pharmacology groups have implemented a wide range of assays to screen, characterize HDCs and select the best candidates for further development.

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

Manufacturing

        Our drug candidates and preclinical compounds are small molecules that can be readily synthesized by processes that we have developed. Utilizing our medicinal chemistry and process development capabilities, we have developed manufacturing processes to produce the active pharmaceutical ingredient (API), for our drug candidates. We also have the internal capability to synthesize small molecule compounds in quantities sufficient for use in our preclinical studies, including proof-of-concept studies in animal models, early pharmacokinetic assays, initial toxicology studies, and formulation development. We currently contract with third parties for the synthesis of all Good Manufacturing Practice regulations, API and drug product (DP) materials used in our clinical trials and rely on third-party manufacturers for the supply of our drug candidates in bulk quantities and for the production of suitable dosage forms.

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

Ganetespib Manufacturing

        We believe that the manufacturing processes for ganetespib API and DP are conventional and fully scalable. We also believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations (CMOs). We currently use a single CMO for manufacturing ganetespib API but we have a backup CMO that has previously manufactured ganetespib API on our behalf. We currently use a single CMO for manufacturing ganetespib DP that has specific experience in manufacturing oncology products and has flexible scale manufacturing capabilities. We have screened other CMOs for potential back up for both ganetespib API and DP if needed in the future, and we believe that the manufacturing processes can be effectively transferred to one of the already screened CMOs. We believe that the agreements we have entered into to date with these CMOs are sufficient for our current requirements.

Sales and Marketing

        We have worldwide commercialization rights for all of our development programs. However, we currently have no sales, marketing or distribution capabilities in order to commercialize any approved drug candidates. We intend to develop these capabilities internally as needed and through collaboration with third parties. See "Risks Related to Our Dependence on Third Parties—If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenue." under "Risk Factors" below in Part I, Item 1A of this Annual Report on Form 10-K.

Competition

        The development and commercialization of new drugs is highly competitive. We will face competition with respect to all drug candidates we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity. The efficacy and safety profile of our drug candidates relative to competitors will depend upon the results of our clinical trials and experience with the approved product in the commercial marketplace. For risks associated with competition, see "Risks Related to Our Industry—Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete." under "Risk Factors" below in Part I, Item 1A of this Annual Report on Form 10-K.

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

        As of January 31, 2014, our patent portfolio had a total of 906 patents and patent applications worldwide, including specific patent filings with claims to the composition-of-matter of, and methods of use for, ganetespib and elesclomol. We own or have exclusively licensed a total of 107 issued U.S. patents and 104 U.S. patent applications, as well as 695 foreign counterparts to these patents and patent applications.

        With respect to our Hsp90 inhibitor program, we have 112 issued U.S. and foreign patents, and 154 pending U.S. and foreign counterpart patent applications. Any U.S. or foreign patent that issues covering ganetespib will expire no earlier than 2025. Our Hsp90 inhibitor patent portfolio covers ganetespib and structurally related analogs, pharmaceutical compositions, and methods for treating cancer. Additionally, we have multiple U.S. and corresponding foreign patent applications directed to other Hsp90 inhibitors.

        We have also filed U.S. and foreign patent applications covering our proprietary HDC technology, including composition of matter claims covering over 550 HDC compounds synthesized by us to date, methods for identifying therapeutically effective compounds, and methods of use against a wide range of diseases and conditions. Any resulting patent will expire no earlier than 2034.

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

        The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, formulation studies, animal studies conducted according to Good Laboratory Practices, or GLPs, or other applicable regulations;

  •
  submission of an IND, which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the drugs identity, strength, quality and purity; and

  •
  FDA review and approval of the NDA.

        Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, specifically places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject's legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

        Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. In addition, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements, in accordance with the clinical protocol, or if the drug has been associated with unexpected serious harm to patients.

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

        According to published guidance on the SPA process, a sponsor that meets the prerequisites may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began.

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

        Satisfaction of FDA requirements or similar requirements of foreign regulatory authorities can take a considerable amount of time and the actual time required may vary substantially, based upon, among other things, the indication and the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly requirements upon us. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial application of the product. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any drug candidate could substantially harm our business and cause our stock price to drop significantly. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Expedited Review and Approval

        The FDA has various programs, including Breakthrough Therapy, Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for the approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months.

        Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval, which is described in Subpart H of 21 CFR Part 314, provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials.

        In the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law in July 2012, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law's enactment and also promulgate confirming regulatory changes. In June 2013, the FDA published a draft Guidance for Industry entitled, "Expedited Programs for Serious Conditions—Drugs and Biologics" which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. FDA has already granted this designation to more than 30 new drugs and has already approved several Breakthrough Therapy designated drugs.

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

        As part of the FDASIA, Congress made a few revisions to BPCA and PREA, including making both laws permanent.

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

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors have begun to follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors as well.

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

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA) enacted in March 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, although the United States Supreme Court upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. These challenges add to the uncertainty of the legislative changes enacted as part of the ACA.

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

Employees

        As of December 31, 2013, we had 134 full time employees, including a total of 48 employees who hold M.D. or Ph.D. degrees. 98 of our employees are primarily engaged in research and development activities, and 36 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        Since inception we have incurred significant operating losses and, as of December 31, 2013, we had an accumulated deficit of $551.4 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY-1, GALAXY-2, ENCHANT-1 and CHIARA trials, and initiate additional clinical trials of ganetespib if supported by trial results;

  •
  complete preclinical development of an additional Hsp90 inhibitor and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  complete the ongoing clinical trials of elesclomol in ovarian cancer, and initiate additional clinical trials of elesclomol, if supported by trial results;

  •
  advance our CRACM inhibitor program into preclinical development and initiate clinical trials, if supported by preclinical data;

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

  •
  the results of our preclinical studies of any additional Hsp90 inhibitors we may develop, our CRACM inhibitors and drug candidates identified in our HDC program, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

  •
  the costs to satisfy our obligations under potential future collaborations; and

  •
  the timing, receipt, and amount of sales or royalties, if any, from ganetespib, our HDC program, elesclomol, our CRACM inhibitors, our IL-12/23 inhibitors and our other potential products.

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

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, our HDC platform, elesclomol, our CRACM inhibitors, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources as of December 31, 2013 will be sufficient to fund operations at least through the end of 2014. This estimate assumes that the timing and nature of activities contemplated for 2014 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings or other sources. We have two effective shelf registration statements on Form S-3, under which we currently have up to $268.2 million in securities available for issuance, including up to $28 million in shares of common stock that we have reserved and that may be offered and sold under our at-the-market issuance sales agreement with MLV & Co. LLC, or MLV.

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

        We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders' ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. For example, the terms of our loan and security agreement with General Electric Capital Corporation subject us to certain negative covenants including a prohibition on declaring or paying dividends. If we raise additional funds through collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

Our existing loan and security agreements contain affirmative and negative covenants that may restrict our business and financing activities. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

        On September 30, 2010, we entered into a $15 million loan and security agreement with General Electric Capital Corporation, or GECC, and one other lender, which we refer to herein as the GECC Term Loan. In March 2013, we amended the GECC Term Loan, obtaining $12.9 million in additional loan funding and, as a result, increasing the principal balance to $22.5 million at March 31, 2013. The GECC Term Loan is secured by substantially all of our assets, except our intellectual property. We have, however, granted GECC a springing security interest in our intellectual property in the event that we are not in compliance with certain cash burn covenants set forth in the agreement. In addition, the GECC Term Loan contains restrictive covenants, including the requirement for us to receive prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events, as defined therein. Our failure to comply with these covenants may result in the declaration of an event of default that, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the GECC Term Loan, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

        In March 2011, we entered into a $2 million loan and security agreement with Oxford Finance Corporation, or Oxford, which we refer to as the Oxford Term Loan. In December 2012, we entered into a loan modification agreement under which we may draw down up to an additional $0.6 million in equipment financing until June 30, 2013, which has been fully utilized. The Oxford Term Loan is secured by certain laboratory and office equipment, furniture and fixtures. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contains restrictive covenants, including the requirement for us to receive the prior written consent of

Oxford to enter into acquisitions in which we incur more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined therein.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Our success is largely dependent on the success of ganetespib, elesclomol and our other drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of our drug candidates: ganetespib, elesclomol, our preclinical-stage CRACM inhibitors and any HDC drug candidates we may develop. The future success of our drug candidates will depend on several factors, including the following:

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

        Based on our understanding of the mechanism of action and the preclinical activity we have seen with elesclomol, we believe that elesclomol may have applicability to a broad range of cancers. However, other than our Phase 2b clinical trial in metastatic melanoma, the results of our clinical trials of elesclomol have been negative or inconclusive. We have completed Phase 2 clinical trials of elesclomol in sarcoma and non-small cell lung cancer. The results of the soft tissue sarcoma clinical trial did not definitively establish evidence of clinical activity. In the non-small cell lung cancer clinical trial, no improvement was observed in time-to-progression between combination treatment with elesclomol and a standard first-line combination therapy. In February 2009, we announced that we were suspending the SYMMETRY trial, our global, pivotal Phase 3 clinical trial of elesclomol for the treatment of metastatic melanoma. In subsequent analyses, although we identified a population of patients (those who did not have elevated levels of LDH) for which the primary endpoint of progression-free survival, or PFS, was achieved and the safety profile was acceptable, the SYMMETRY trial did not achieve the primary endpoint of the study and therefore will not support approval of elesclomol in metastatic melanoma. We have been analyzing data from these trials to assess the future development of elesclomol in melanoma and other cancer types and the FDA has given us approval to resume clinical development of elesclomol following specific protocols that exclude patients with elevated LDH levels. Although a Phase 2 trial of elesclomol in ovarian cancer is ongoing, there can be no assurance that elesclomol will prove effective in and be approved for treating this or other forms of cancer.

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

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate, including our clinical drug candidates, ganetespib and elesclomol, and our drug candidates that are still in preclinical studies, including our CRACM inhibitor candidates, our IL-12/23 inhibitor candidates and any HDC candidates we may develop:

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

        We have observed a prolongation of the QTc interval in a Thorough QTc clinical study of ganetespib in healthy volunteers. This type of change in ECG tracings has been reported for a number of development-stage and approved oncology drugs, as well as drugs for other indications. An independent review of the ganetespib clinical safety database in 2013 did not indicate an increased frequency or severity of cardiovascular adverse events in patients treated with ganetespib. The independent review also noted that the maximum mean change from baseline of 21.5ms places ganetespib in a zone of clinical ambiguity; it is not clear that this finding confers a substantial increased risk of torsades de pointes, a severe form of arrhythmia, in patients who are being treated with ganetespib for cancer. We note that none of the 580 patients treated with ganetespib reviewed as part of this analysis had torsades de pointes recorded on ECG. In addition, the independent review noted that the Thorough QTc study was conducted at a dose 33% higher than being evaluated in our ongoing combination studies; there was only one patient out of 46 that showed a QTc>450ms and no patients with a QTc>480ms; the number of outliers with change in QTc>30ms was low, only two subjects out of 46 (versus one subject in the placebo group); and there were no subjects with change in QTc>60ms. We have however developed, agreed upon with the FDA, and implemented an enhanced ECG monitoring plan in company-sponsored ganetespib clinical studies, including the GALAXY-2 trial, for monitoring patient safety and for further characterization of this ECG change. With enhanced ECG monitoring, we may find that the QTc prolongation effect of ganetespib treatment is more pronounced than we have observed to date. We may also find that the use of ganetespib in a larger number of patients may reveal an increase in the incidence or severity of cardiovascular adverse events. Although we do not believe that the QTc findings will have a material adverse effect on the development, including development timelines, or commercialization of ganetespib, we can give no assurances that it will not. If ganetespib is shown to cause an increased risk of cardiac events, the FDA might require a warning on the drug label, enhanced ECG monitoring requirements or restricted use in patients with compromised cardiac function.

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

        However, while it is our practice to conduct freedom to operate searches and analyses, we cannot guarantee that we have identified every patent or patent application that may be relevant to the research, development or commercialization of our drug candidates. In the case of patent applications, we assess the likelihood of claims in pending, third party patent applications being allowed which may interfere with our freedom to operate relative to our drug candidates. We cannot provide assurances that our assessments in this regard will be correct and that patent claims covering our drug candidates that were assessed a low likelihood of issuance by us will not issue to a third party in the future. Moreover, there can be no assurance that third parties will not assert against us patents that we believe are not infringed by us or are invalid. For example, we are aware of a U.S. patent and a related European patent that claim generic chemical structures, pharmaceutical formulations and methods of treatment relating to compounds similar to ganetespib and a U.S. patent that claims methods of treating certain cancers using Hsp90 inhibitors. We are also aware of an opposed European patent and a related Japanese patent that claim generic chemical structures, pharmaceutical formulations and methods of treatment relating to compounds similar to ganetespib. The claims of these patents may be relevant to the commercialization of our drug candidate, ganetespib. However, based on our analysis of these patents, we do not believe that the manufacture, use, importation or sale of ganetespib would infringe any valid claim of these patents. However, we cannot guarantee that these patents would not be asserted against us and, if asserted, that a court would find these patents to be invalid or not infringed.

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

        Hsp90-inhibitor Drug Conjugate Therapies.    If approved, HDC therapies may compete with approved products that are designed to increase tumor exposure to an anticancer agent while sparing healthy tissues. These include Abraxane (paclitaxel protein-bound particles for injectable suspension), marketed by Celgene, Adcetris (brentuximab vedotin), marketed by Seattle Genetics, Kadcyla (trastuzumab emtansine / T-DM1) marketed by Genentech. HDC therapies may also compete with other agents under development with the same objective of concentrating anticancer therapy in tumors using a variety of approaches. These include BIND-014, being developed by Bind Therapeutics, CDX-011, being developed by Celldex Therapeutics, Cobraxane, being developed by Access Pharmaceuticals, CRLX101, being developed by Cerulean, MM-398 and MM-302, being developed by Merrimack Pharmaceuticals, Opaxio, being developed by Cell Therapeutics, PEG-SN38 being developed by Enzon, PSMA-ADC, being developed by Progenics, VB4-845 and VB6-845, being developed by Viventia, vintafolide, being developed by Endocyte, XMT-1101 and XMT-1107 being developed by Mersana as well as other antibody drug conjugate candidate compounds in the pipelines of Immunogen, Seattle Genetics and their partners.

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

        The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent on certain officers and employees and certain principal members of our executive and scientific teams. All of the agreements with these principal members of our executive and scientific teams provide that employment is at-will and may be terminated by the employee at any time and without notice. The loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our Board of Directors is engaged in a search for a new Chief Executive Officer that may impact our business and results of operations.

        As previously disclosed, Dr. Safi Bahcall resigned as our President, Chief Executive Officer and a member of Board of Directors, effective March 3, 2014. The Board of Directors has formed an Executive Committee of independent directors to search for a new Chief Executive Officer. In the interim, the Board of Directors appointed the Executive Committee to serve as the principal executive body for Synta, and Keith R. Gollust, the Chairman of the Executive Committee, will serve as the principal executive officer until such time as a new Chief Executive Officer is named. Competition for senior management personnel is intense and no assurances can be given that we will be able to select and employ a new Chief Executive Officer in a timely manner.

        Our search for a new Chief Executive Officer may also adversely affect our business or impose additional risks, such as the following:

  •
  disruption of our business or distraction of our employees and management;

  •
  difficulty recruiting, hiring, motivating and retaining talented and skilled personnel;

  •
  increased stock price volatility; and

  •
  difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market on February 6, 2007 through December 31, 2013, our stock price has fluctuated from a low of $1.20 to a high of $11.88.

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

  •
  failure or delays in advancing our preclinical-stage CRACM inhibitors, any HDC drug candidates we may develop, or other drug candidates we may discover or acquire in the future, into clinical trials;

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

        Our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 39.3% of our outstanding common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

        We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, we are currently prohibited from making a dividend payment under the terms of our loan and security agreement with GECC. As a result, capital appreciation, if any, of our common stock will be the sole source of gain on an investment in our common stock for the foreseeable future.

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

2012:	High	Low
First Quarter	$5.74	$4.03
Second Quarter	8.50	3.57
Third Quarter	8.54	5.35
Fourth Quarter	9.85	6.53

2013:	High	Low
First Quarter	$11.88	$7.77
Second Quarter	10.74	3.76
Third Quarter	7.85	4.81
Fourth Quarter	7.10	3.70

Stockholders

        As of March 6, 2014, there were approximately 54 stockholders of record of the 85,435,631 outstanding shares of our common stock.

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

Unregistered Sales of Securities

        None.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from December 31, 2008 to December 31, 2013 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on December 31, 2008 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

 COMPARISON OF CUMULATIVE TOTAL RETURN
SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

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

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2013 and 2012, as well as consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)	$—	$—	$6,731	$4,572	$125,701
Cost sharing reimbursements, net	—	—	—	9,253	18,544
Grant revenue	—	147	853	978	—

Total revenues	—	147	7,584	14,803	144,245
Operating expenses:
Research and development	71,860	49,412	41,464	40,252	51,054
General and administrative	15,699	11,676	11,552	11,449	12,651
Restructuring	—	—	—	—	1,236

Total operating expenses	87,559	61,088	53,016	51,701	64,941

Income (loss) from operations	(87,559)	(60,941)	(45,432)	(36,898)	79,304
Other expense, net	(2,633)	(1,849)	(1,948)	(569)	(216)

Net income (loss)	$(90,192)	$(62,790)	$(47,380)	$(37,467)	$79,088

Net income (loss) per common share:
Basic	$(1.27)	$(1.06)	$(1.00)	$(0.93)	$2.33
Diluted	$(1.27)	$(1.06)	$(1.00)	$(0.93)	$2.32
Weighted-average common shares outstanding:
Basic	70,977	59,411	47,198	40,365	33,888
Diluted	70,977	59,411	47,198	40,365	34,119

(1)
In October 2007, we entered into an agreement with GlaxoSmithKline (GSK) for elesclomol (the "GSK Agreement") which was terminated effective September 2009, resulting in accelerated recognition of $114.6 million of previously deferred revenue in the third quarter of 2009. In December 2008, we entered into an agreement with Hoffman-La Roche (Roche) for our CRACM inhibitor program ("the Roche Agreement"). Roche provided written notification of termination in November 2011, resulting in accelerated recognition of $2.1 million of previously deferred revenue in the fourth quarter of 2011. See Notes 2 and 8 in the accompanying consolidated financial statements.

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$91,476	$100,599	$39,725	$50,973	$44,155
Working capital	60,034	77,899	25,138	34,784	28,105
Total assets	95,203	103,017	42,324	54,067	48,910
Capital lease obligations, net of current portion	85	1	14	26	799
Term loans, net of current portion	13,820	4,464	12,388	11,667	—
Common stock and additional paid-in capital	600,486	536,284	413,201	374,532	338,494
Accumulated deficit	(551,412)	(461,220)	(398,430)	(351,050)	(313,583)
Total stockholders' equity	49,091	75,066	14,774	23,479	24,911

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

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of December 31, 2013, we have raised an aggregate of approximately $724.4 million in cash proceeds to fund operations, including $522.3 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $4.4 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of December 31, 2013, we had an accumulated deficit of $551.4 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Oncology Programs

        We have two clinical-stage programs in oncology (ganetespib and elesclomol) and a novel, proprietary small molecule cancer drug development program (the HDC platform).

Ganetespib (Hsp90 Inhibitor)

        Ganetespib is a novel, potent, small molecule inhibitor of Hsp90, a molecular chaperone which is required for the proper folding and activation of many cancer-promoting proteins. Inhibition of Hsp90 by ganetespib leads to the simultaneous degradation of many of these client proteins and the subsequent death or cell cycle arrest of cancer cells dependent on those proteins. A number of Hsp90 client proteins are also involved in the resistance of cancer cells to other anti-cancer treatments, such as chemotherapy. The ability to reduce cancer-cell drug resistance suggests that the combination of ganetespib with chemotherapies or other anti-cancer agents may provide greater benefit than those agents administered alone. In preclinical studies, ganetespib has shown potent anti-cancer activity against a broad range of solid and hematologic cancers, both as a monotherapy and in combination with certain widely used anti-cancer agents.

        Ganetespib is currently being evaluated in a broad range of cancer clinical trials including our GALAXY NSCLC program (GALAXY-1 and GALAXY-2) in combination with docetaxel chemotherapy, and as monotherapy in certain genetically-defined targeted patient populations. A favorable safety profile has been consistently observed across clinical trials, involving approximately 1,000 patients treated with ganetespib to date. Ganetespib has not shown the serious liver or common ocular toxicities reported with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care.

        The results observed to date in our GALAXY program suggest a significant potential commercial opportunity for use of ganetespib in combination with docetaxel as second-line treatment of patients with NSCLC. Across the United States, United Kingdom, Germany, France, Spain, Italy, and Japan, there are an estimated 160,000 patients each year who have progressed on first line therapy and are eligible for subsequent treatment of non-small cell lung adenocarcinoma. Approximately 90,000 of these eligible patients are estimated to be chemosensitive and negative for both EGFR mutation and ALK translocation. In addition, over 500,000 patients receive taxanes each year (docetaxel or paclitaxel), across all cancer indications.

Ganetespib Mechanism of Action

        Hsp90 is required for the structural and functional maturation of numerous client proteins, many of which play critical roles in cell growth, differentiation and survival. Preclinical and clinical results have shown that ganetespib is a selective inhibitor of Hsp90, supporting the potential for treating a broad range of malignancies. Relative to their normal counterparts, cancer cells are more reliant on elevated levels of the active Hsp90 complex and as such, appear to be selectively sensitive to Hsp90 inhibitors, including ganetespib. Recent published work has shown that cancer cells overexpress an active form of Hsp90 that preferentially binds Hsp90 inhibitors, providing a mechanistic explanation for this selectivity.

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

Ganetespib is being evaluated in several randomized clinical trials across multiple cancer types, both by Synta and by our collaborators.

The GALAXY program: ganetespib in lung cancer

  GALAXY-1 Phase 2b Trial

        In 2011, we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compares treatment with docetaxel alone, which is approved for second-line treatment, vs. treatment with ganetespib plus docetaxel. The aims of this study were to:

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

        GALAXY-1 was originally designed to enroll 240 second-line advanced NSCLC patients of all histologies in order to evaluate several hypotheses on which patients might be most responsive to combination treatment. Co-primary endpoints were PFS in all patients (the ITT population) and OS in patients with elevated baseline level of serum LDH (eLDH). During the course of the trial, the co-primary endpoints were changed to PFS in patients with eLDH and PFS in patients with mutant KRAS (mKRAS). Key secondary endpoints are OS and PFS in the all-adenocarcinoma patient population. In early 2012, enrollment of patients with non-adenocarcinoma histologies (which consists primarily of squamous cell carcinomas) was terminated based on possible safety concerns, including risk of bleeding and a trend towards inferior survival. The trial was amended at that time to enroll 240 patients with adenocarcinoma histology only. To ensure the specified number of eLDH and mKRAS patients were included, a total of 385 patients were enrolled in GALAXY-1.

        At the World Conference on Lung Cancer in October 2013 we reported results from the interim analysis specified for one year from the date of last patient enrolled, conducted in October, 2013. At the time of this analysis, 65% of the overall survival events in the primary adenocarcinoma population had occurred. Highlights from this analysis include:

  •
  The GALAXY-1 trial was designed to evaluate two potential biomarkers, eLDH and mKRAS (mKRAS) for possible use in selecting patients for the Phase 3 GALAXY-2 trial. The eLDH population continued to show promising PFS and OS improvements, consistent with the hypothesis of HIF-1alpha inhibition by ganetespib, and LDH as a marker for upregulated HIF-1alpha. No evidence for enhanced activity in the mKRAS population was observed.

  •
  Consistent with previously reported results, encouraging OS improvements were observed in the chemosensitive patient population (diagnosis of advanced disease greater than 6 months; N=178), together with a lack of activity in the refractory population. These results support the selection of the chemosensitive patient population for the GALAXY-2 Phase 3 trial.

  •
  Overall survival Hazard Ratio in the chemosensitive population was 0.75 (90% CI 0.56, 1.03; 1-sided p=0.065) and 0.72 (90% C.I. 0.52, 0.98; 1-sided p=0.040) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models, respectively. Median overall survival improved from 7.4 months to 10.7 months in the D vs. G+D arms, respectively. Results are shown in Figure 1 below.

  •
  Results for progression-free survival were consistent with the improvements observed for overall survival. PFS Hazard Ratio in the chemosensitive population was 0.73 (90% CI 0.55, 0.96; 1-sided p=0.031) and 0.72 (90% C.I. 0.53, 0.96; 1-sided p=0.03) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models. Median PFS improved from 3.4 months to 5.3 months, in the D vs. G+D arms, respectively. Results are shown in Figure 1 below.

  •
  In the refractory population (N=75), which progressed rapidly on or shortly after first-line chemotherapy, no benefit was observed. The overall survival Hazard ratios were 1.32 (90% CI 0.82, 2.11) and 1.18 (90% CI 0.71, 1.94) in the Cox proportional hazards univariate (unadjusted) and multivariate (adjusted) models, respectively.

        These results are consistent with results from preclinical studies showing that ganetespib may be most effective in chemosensitive cancers. Preclinical findings by our collaborators at the University of Leicester, UK, showed that certain signaling pathways in mitochondria are necessary for both ganetespib and chemotherapy activity. When these pathways cease to function due to a mutation or other change, both ganetespib and chemotherapy are inactive. These findings support the observation that ganetespib may be most effective in chemosensitive cancers.

        Final enrollment in the GALAXY-1 trial was completed in May 2013. We expect to conduct the final data analysis for the GALAXY-1 trial in the second quarter of 2014. Publication and presentation of the final data is expected in the second half of 2014.

        Figure 1: PFS and OS l for the chemosensitive patient population of GALAXY-1 (diagnosis > 6 months) selected for evaluation in the GALAXY-2 Phase 3 trial

PFS	Overall Survival

  Safety

        The safety profile of adenocarcinoma patients treated with the combination of ganetespib (G) and docetaxel (D) was favorable, consistent with previously reported results. The most common adverse events (AEs), all grades, were neutropenia (44% vs. 45%), diarrhea (49% vs. 16%) and fatigue (34% vs. 24%), for G+D (N=123) vs. D (N=126), respectively. Diarrhea was effectively managed with supportive care; the incidence of grade 3 or 4 diarrhea was 4% (G+D) vs. 0% (D). Fatigue was predominantly grade 1 and grade 2; grade 3 or 4 fatigue was 6% (G+D) vs. 4% (D). The most common grade 3 or 4 AEs were neutropenia (38% vs. 42%), febrile neutropenia (9% vs. 4%), and anemia (8% vs. 2%). The proportions of patients with AEs leading to death were 15% vs. 12%, and AEs leading to treatment discontinuation were 7% vs. 6% for G+D vs. D, respectively.

        A high incidence of visual impairment has been reported following treatment with certain other Hsp90 inhibitors. Consistent with prior findings with ganetespib, reports of visual impairment in this study were infrequent: 2 (2%) in the G+D arm and 0 (0%) in the D arm. Both cases of visual impairment were transient and were grade 1.

        The safety profile of patients in the chemosensitive population being evaluated in Phase 3 (diagnosis of advanced disease > 6 months) was comparable to the profile in the all adenocarcinoma population.

  Choice of GALAXY-2 Phase 3 patient population

        A key objective of the GALAXY-1 trial was to select the patient population for the confirmatory GALAXY-2 Phase 3 trial. Results presented at prior medical meetings and at the October 2013 WCLC meeting show enhanced ganetespib activity in the chemosensitive patient population, which represents approximately 70% of all enrolled adenocarcinoma patients.

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

        Based on these findings, we are no longer enrolling patients from these two countries in the GALAXY-2 trial. We expect approximately 10% of the total GALAXY-2 patient population will be from these countries when fully enrolled. We are currently adding a substantial number of sites in North America and Western Europe to GALAXY-2. We expect approximately 75% of sites in GALAXY-2 will be from these Western regions.

  GALAXY-2 Phase 3 Trial

        In early 2013, we initiated the GALAXY-2 trial, a global, randomized, multi-center study comparing the same treatments as in GALAXY-1 in the 2nd-line adenocarcinoma patient population, with overall survival as the primary endpoint. Patients are required to have diagnosis of advanced disease > 6 months and have tumors that are negative for both EGFR mutation and ALK translocation.

        Patients on both arms receive docetaxel generally for four to six 21-day cycles, according to standard practice at their treatment center. After completion of docetaxel treatment, patients on the ganetespib arm are eligible to continue to receive ganetespib monotherapy as maintenance treatment.

        The GALAXY-2 trial plans to enroll approximately 850 patients, of which it is estimated that a minimum of 700 will be negative for both ALK translocations and EGFR mutations. Assuming a median overall survival of 7 months in the control arm and 9.3 months in the combination arm (a hazard ratio of 0.75), 5 months of follow up, and a two-sided overall Type I error rate of 0.05, GALAXY-2 has an 87% power to detect a statistically significant treatment difference at the final analysis.

        Based on current projections and statistical assumptions, we expect the two GALAXY-2 interim overall survival analyses to be conducted in the second half of 2015, and the final overall survival analysis to be conducted in the first half of 2016.

Ganetespib in breast cancer

  ENCHANT-1 Trial

        In December 2013, we presented results from the ENCHANT-1 clinical trial, a multi-center Phase 2 proof-of-concept study, at a poster session at the 2013 San Antonio Breast Cancer Symposium in San Antonio, Texas. ENCHANT-1, a Simon two stage clinical trial, is evaluating the activity and safety of ganetespib monotherapy in HER2+ or triple-negative breast cancer (TNBC), or hormone receptor positive breast cancer. At disease progression, patients have the option to continue ganetespib in combination with weekly paclitaxel. The pre-specified activity criteria to allow expansion into the second stage of the trial were met. Updated results from the ENCHANT-1 trial will be presented in an oral presentation at the European Breast Cancer Conference (EBCC) in March 2014.

  I-SPY 2 Trial

        Ganetespib has been selected for study in the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2). I-SPY 2 is a standing phase 2 randomized, controlled, multicenter trial for women with newly diagnosed, locally advanced breast cancer (Stage 2 or higher) that is designed to test whether adding investigational drugs to standard chemotherapy is better than standard chemotherapy alone in the neo-adjuvant setting (prior to surgery).

        I-SPY 2 employs a unique adaptive trial design to match experimental therapies with patients. Genetic or biological markers ("biomarkers") from individual patients' tumors are used to screen promising new treatments, identifying which treatments are most effective in specific patient subgroups. Regimens that have a high Bayesian predictive probability of showing superiority in a 300 patient Phase 3 confirmatory trial in at least one of 10 predefined signatures may "graduate" from I-SPY 2. A regimen can graduate early and at any time after having 60 patients assigned to it, and exits the trial after a maximum of 120 patients. This high efficacy bar and rapid turn around time allows the trial to match the most promising drug with the right patient in the most expeditious fashion.

        I-SPY 2 was initiated as a pre-competitive consortium that brings together the Food and Drug Administration (FDA), National Cancer Institute (NCI), pharmaceutical companies, leading academic medical centers, and patient advocacy groups under its umbrella. I-SPY 2 is sponsored by QuantumLeap Healthcare Collaborative (QLHC), a non-profit 501(3)C foundation dedicated to accelerating healthcare solutions. QLHC shares a unique partnership with the Foundation for the National Institutes of Health Biomarkers Consortium, who manages intellectual property that emerges from the trial. The trial was developed by principal investigators, Laura J. Esserman, M.D., M.B.A., Professor of Surgery and Radiology and Director of the Carol Frank Buck Breast Care Center at UCSF Helen Diller Family Comprehensive Cancer Center in San Francisco, and Donald A. Berry, Ph.D., Professor in the Department of Biostatistics at The University of Texas MD Anderson Cancer Center, and founder of Berry Consultants.

        Enrollment in the ganetespib arm of I-SPY 2 is expected to begin in 2014. Ganetespib will initially be available to patients with HER2 negative disease, with the intent to expand its eligibility to all biomarker subtypes after safety testing with trastuzumab is completed.

Ganetespib in Acute Myeloid Leukemia (AML) and Myelodysplastic Syndrome (MDS)

        AML is a rapidly progressing hematologic cancer characterized by uncontrolled proliferation of immature blast cells in the bone marrow. The American Cancer Society estimates approximately 14,590 new cases of AML and approximately 10,370 deaths in the U.S. in 2013. MDS is a hematopoietic stem cell neoplasm characterized by disordered and ineffective hematopoiesis which results in irreversible decline in the number and quality of blood-forming cells. In most cases, progressive bone marrow failure results in neutropenia and thrombocytopenia, and in about one third of patients the disease progresses into AML, usually within a few years.

        AML is a biologically heterogeneous disease, and therefore represents a major challenge in the advancement of treatment. Treatment choice and outcome are substantially decided by age, yet current long term remission rates remain poor, with only 40% of younger patients (age <60 years) and less than 10% of older patients (age ≥ 60 years) achieving complete remissions. AML patients with relapsed or refractory disease and newly diagnosed AML patients over 60 years of age with poor prognostic risk factors typically die within one year, resulting in an acute need for new treatment options for these patients.

        Starting in 2011, the Leukemia & Lymphoma Research Fund and Cancer Research UK sought to fund and initiate three large, multicenter, randomized trials to evaluate different investigational treatments, alone or in combination with chemotherapy, in patients with first-line AML and high risk MDS. These trials are being conducted under the sponsorship of Cardiff University, UK, and under the auspices of the UK NCRI Haematological Oncology Study Group, with investigators in Denmark, France, New Zealand, and the United Kingdom,. Ganetespib, in combination with chemotherapy, has been selected for investigation in all three of these studies, which have initiated, or are expected to initiate in 2014:

  •
  The AML-LI-1 (less intensive)-1 trial, ongoing, evaluates the combination of ganetespib with low dose cytarabine (Ara-C) vs. low dose Ara-C alone in patients who are not eligible for intensive chemotherapy and are traditionally not included in most trials. Up to 50 patients will be enrolled in the ganetespib arm, after which an interim analysis will be conducted to evaluate the potential of proceeding into a potentially registration-enabling extension. This interim analysis is expected to be conducted in mid-2014.

  •
  The AML-18 trial, expected to begin enrolling patients in 1H 2014, will evaluate ganetespib with standard DA (daunorubicin and Ara-C) in patients over 60 years old who can tolerate intensive chemotherapy vs. treatment with standard DA alone. Up to 200 patients are expected to be enrolled in the ganetespib arm. Results from a pilot study conducted in the UK in 2012 under the auspices of the Cardiff Experimental Cancer Medicine Centre confirmed the feasibility and safety of combining ganetespib with intensive chemotherapy in older patients with AML.

  •
  The AML-19 trial, expected to begin enrolling patients in 2H 2014, will evaluate ganetespib in combination with conventional chemotherapy vs chemotherapy alone in younger patients with AML. The trial is expected to enroll up to 200 patients in the ganetespib arm and will be conducted by the UK NCRI Group, a network of over 100 institutions. Patients will receive ganetespib sequentially to standard intensive therapy, followed by ganetespib maintenance treatment. The objective is to identify if ganetespib reduces the risk of relapse in the overall population or in key subgroups, and as a result, improves overall survival, the primary endpoint.

        The selection of ganetespib for these studies was supported by preclinical results generated by Synta and academic collaborators, including Alan K. Burnett of Cardiff University, principal investigator of the LI-1 study, and Sanjay Bansal of the UT Health Science Center at San Antonio. Results from these studies show that ganetespib inhibits a number of cancer-promoting factors believed to contribute to the proliferation of leukemic cells and renders them more vulnerable to treatment with chemotherapy.

  Ganetespib in ovarian cancer

        Each year, approximately 230,000 new cases of ovarian cancer are diagnosed worldwide. Ovarian cancer is the most deadly of the gynecologic cancers, causing approximately 140,000 deaths annually, including 41,900 deaths in Europe and 14,000 deaths in the US. The serous ovarian cancer subtype, a particularly aggressive form driven by mutations of p53, an Hsp90 client protein found in greater than 50% of all human cancers, makes up 75 to 80% of diagnoses, with approximately 70% of all cases diagnosed in stage III or IV. Platinum-based chemotherapy remains the mainstay of therapy in ovarian cancer and results in a 5-year survival rate of only 30%, which is diminished to 10% for stages III and IV.

        GANNET53, a Seventh Framework Programme (FP7) research project funded by the European Commission, is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, predominantly p53 mutant, platinum-resistant ovarian cancer. Preclinical models have shown that mutant p53 is critical to the growth and proliferation of these cancers. Many mutations render p53 unable to fold appropriately, leaving the protein highly dependent on Hsp90 for stability. Inhibition of Hsp90 destroys the complex between Hsp90 and mutant p53, leading to the degradation of the protein and cancer cell death. This anti-cancer activity is substantially stronger in cells with mutant p53 than in cells with non-mutated p53, suggesting potential as a predictive biomarker for Hsp90 inhibitors such as ganetespib.

        The safety lead-in Phase 1 portion of GANNET53 is expected to begin enrollment in mid-2014, with centers in Austria, Belgium, France, and Germany will participating. The study's consortium consists of national clinical trial groups in gynecological oncology and high-volume university centers as well as noted p53 scientists and three innovative small and medium sized companies (SMEs).

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

        We are evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group (GOG) initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times the upper limit of normal (ULN). The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program. The ovarian cancer trial met the pre-specified efficacy requirement to advance to stage 2 and full enrollment of the Phase 2 study, indicating potential activity in this difficult-to-treat patient population with limited treatment options.

Hsp90-inhibitor Drug Conjugate (HDC) Platform: improving the delivery to tumors of small molecule anti-cancer therapies

        In September 2013, we announced the launch of a novel, proprietary small molecule cancer drug development program: the HDC Platform. This innovative approach to tumor targeted delivery capitalizes on the prolonged retention of Hsp90 inhibitors by tumors to trap any active agent of interest inside cancer cells and builds on our extensive expertise in the science of Hsp90.

        The HDC platform stemmed from the observation that small molecule inhibitors of Hsp90 are retained in tumors for as much as 20 times longer than in blood or normal tissue. Our researchers have shown that ganetespib can persist in tumor cells for over a week, while it is cleared from blood and normal tissues in a matter of hours. Several other research groups have published results demonstrating this characteristic is shared by first-generation inhibitors such as 17-AAG and its derivatives, as well as other classes of Hsp90 inhibitors. One group in particular has provided clinical validation of the observation by imaging tumors in patients using an124I radiolabeled form of their Hsp90 inhibitor (PUH-71).

        This property of the Hsp90 inhibitor class is believed to be due to overexpression of an active form of Hsp90 in cancer cells that preferentially binds Hsp90 inhibitors, as compared to normal tissues. Remarkably, even weak Hsp90 inhibitors that do not engage degredation of Hsp90 client proteins can be retained for days by cancer cells, enabling use of this property purely as a targeting mechanism to deliver an anticancer drug into cancer cells.

        HDCs are drug candidates consisting of an Hsp90 inhibitor (targeting moiety) joined to an anti-cancer agent (payload) via a cleavable chemical linker optimized for controlled release of payload drug inside cancer cells. Unlike antibody-drug conjugates (ADCs), HDCs are small molecules that do not require cell surface antigens for targeting or endocytosis for cellular uptake. Instead, HDCs home in on an intracellular target (Hsp90) that is present in a wide range of cancers.

        HDCs can deliver micromolar concentrations of an active payload to tumor cells for extended periods of time eliminating the need for using high potency toxins in the conjugates and opening the door to a wide range of possibilities for enhancement of approved anticancer agents and promising development candidates. By directing sustained, high concentrations of active payload drug to cancer cells, HDCs enable greater cancer cell killing than can be achieved with administration of unconjugated chemotherapy or other payloads.

        The HDC platform enables the rapid creation of an extensive proprietary pipeline of novel anticancer drugs that we may elect to develop independently or co-develop with selected partners.

        Figure 2: The HDC Platform: using the preferential retention of Hsp90 inhibitors by tumor cells to selectively deliver anti-cancer payloads.

        We have developed over 550 HD-Conjugated chemotherapeutics, kinase inhibitors, hormone therapies, immunomodulators, and epigenetic modifiers, creating the potential for next-generation compounds in each of these categories. Examples include HD-Conjugated bendamustine, temozolomide, doxorubicin, 5-FU, pemetrexed, SN-38, topotecan, vorinostat, panobinostat, fulvestrant, abiraterone, lenalidomide, pomalidomide, docetaxel, carboplatin, bortezomib, sunitinib, and sorafenib.

        Figure 3: Examples of HD-Conjugates

        Proof-of-concept has been established in preclinical models of cancer. HDC improved delivery of SN-38 anti-cancer payload, achieving over thirty times the concentration in tumor as compared to the concentration in plasma and other tissues. Strongly enhanced anti-tumor activity was seen with the Hsp90 inhibitor-conjugated SN-38 compared to irinotecan in a broad range of animal models of cancer, including breast cancer, colon cancer, ovarian cancer, small cell lung cancer, bladder cancer, and melanoma.

        Figure 4: Antitumor activity of STA-12-8666 (HD-Conjugated SN-38) in A375 vemurafenib-resistant melanoma xenografts

        In October 2013, we announced the publication of the first key patent application covering our proprietary HDC technology, PCT/US2013/036783, published as International Patent Application No. WO/2013/158644, including composition of matter claims covering over 550 HDC compounds synthesized by us to date, methods for identifying therapeutically effective compounds, and methods of use against a wide range of diseases and conditions. Any resulting patent will expire no earlier than 2034.

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

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and do not expect to generate any product revenue in the foreseeable future, if at all. Our revenues to date have been generated primarily through our former collaboration and license agreements. The terms of these agreements included payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, if consummated, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

        In 2014, we anticipate that the overall costs in research and development, principally under the ganetespib program, will continue to increase as we further advance the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and conduct non-clinical supporting activities, as well as advance the selection of one or more drug candidates for pre-clinical development under our HDC program.

        Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

        General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors' and officers' liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2014, we anticipate that general and administrative expenses may increase depending upon the rate that we expand our pre-commercialization activities.

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

Revenue Recognition

  Collaboration and License Agreements

        Our principal source of revenue to date has been generated principally through our former collaboration and license agreements, which included upfront license payments, development milestones, reimbursement of research and development costs, potential profit sharing payments, commercial and sales-based milestones and royalties. The accounting for collaboration and license agreements requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the arrangement consideration to be allocated to each unit of accounting.

        For multiple-element arrangements entered into or materially modified after January 1, 2011, we follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13—Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement's consideration should be allocated to each unit of accounting.

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. Our determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) our best estimate of the selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

        We account for development milestones under collaboration and license agreements pursuant to ASU No. 2010-17 Milestone Method of Revenue Recognition (ASU No. 2010-17). ASU No. 2010-17 codified a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. We do not have any ongoing collaboration and license agreements under which milestones may be achieved.

        Royalty revenues are based upon a percentage of net sales. Royalties from the sales of products will be recorded on the accrual basis when results are reliably measurable, collectibility is reasonably assured and all other revenue recognition criteria are met. Commercial and sales-based milestones, which are based upon the achievement of certain agreed-upon sales thresholds, will be recognized in the period in which the respective sales threshold is achieved and collectibility is reasonably assured. We do not have any ongoing collaboration and license agreements under which royalties or commercial and sales-based milestones may be achieved.

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

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. In the years ended December 31, 2013, 2012 and 2011, respectively, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our net income (loss) for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

        We recognize stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers and directors. We use the Black-Scholes option pricing model to determine the grant date fair value as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based upon the weighted average historical volatility data of our common stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. We use the simplified method for determining the expected lives of options. We estimate the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

        For awards with graded vesting, we allocate compensation costs on a straight-line basis over the requisite service period. We amortize the fair value of each option over each option's service period, which is generally the vesting period.

        Our net income (loss) included compensation costs in the amount of $6.0 million, $3.3 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2013, the total amount of unrecognized stock-based compensation expense was $13.0 million, which will be recognized over a weighted average period of 2.7 years.

Consolidated Results of Operations

Years Ended December 31, 2013, 2012 and 2011

  Revenue

	Years Ended December 31,			2013 / 2012 Comparison		2012 / 2011 Comparison
	2013	2012	2011	$	%	$	%
	(dollars in millions)
Collaboration revenue
License and milestone revenue—Roche	$—	$—	$6.7	$—	—%	$(6.7)	(100)%

	—	—	6.7			(6.7)	(100)%
Cost sharing reimbursements, net—Roche	—	—	—	—	—%	—	—%

	—	—	—	—	—%	—	—%

Total collaboration revenue	—	—	6.7	—	—%	(6.7)	(100)%
Grant revenue	—	0.1	0.9	(0.1)	(100)%	(0.8)	(89)%

Total revenues	$—	$0.1	$7.6	$(0.1)	(100)%	$(7.5)	(99)%

  Roche

        Overview.    In December 2008, as amended in February 2010, February 2011 and July 2011, we entered into a collaborative license agreement with Roche to discover, develop, and commercialize small-molecule drugs targeting CRACM channels and received a $16 million nonrefundable upfront payment from Roche in January 2009. Reimbursements of research and development costs to us by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. The initial two-year research term concluded on December 31, 2010. On November 16, 2011, we received written notice of Roche's election to terminate the Roche Agreement, which termination became effective on February 16, 2012. (See Notes 2 and 8 in the accompanying consolidated financial statements.)

        License and milestone revenue under the Roche Agreement decreased by $6.7 million in 2012 as compared to 2011. In the fourth quarter of 2011, upon notification of Roche's election to terminate the Roche Agreement, we accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because we had no remaining significant performance obligations.

Grant revenue

        Grant revenue decreased by $0.1 million in 2013 as compared to 2012 and by $0.8 million in 2012 as compared to 2011. In March 2011, we received a grant from the Department of Defense, DoD, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). We recognized $0, $147,000 and $853,000 of grant revenue under this grant in 2013, 2012 and 2011, respectively.

  Research and Development Expense

	Years Ended December 31,			2013 / 2012 Comparison		2012 / 2011 Comparison
	2013	2012	2011	$	%	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$64.5	$45.1	$30.1	$19.4	43%	$15.0	50%
Elesclomol	0.1	0.7	3.8	(0.6)	(86)%	(3.1)	(82)%

Total clinical-stage drug candidates	64.6	45.8	33.9	18.8	41%	11.9	35%
CRACM	0.9	3.2	6.4	(2.3)	(72)%	(3.2)	(50)%
STA-9584	—	0.2	0.9	(0.2)	(100)%	(0.7)	(78)%
Other early stage programs	6.4	0.2	0.3	6.2	3100%	(0.1)	(33)%

Total research and development	$71.9	$49.4	$41.5	$22.5	46%	$7.9	19%

  Ganetespib

        In 2013 as compared to 2012, costs incurred under our ganetespib program increased by $19.4 million, including increases of $1.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $18.4 million for external costs. These increases were principally due to the conduct of start-up activities and patient-related costs that began following the commencement of enrollment in April 2013 in connection with the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and the clinical conduct in connection with the ENCHANT-1 trial, our Phase 2 trial in first-line HER2+ breast cancer and TNBC, that was initiated in 2012. In addition, we completed clinical pharmacology studies and incurred net increases related to supporting drug supply and other non-clinical activities. In 2014, we anticipate that the overall costs under our ganetespib program will continue to increase as we further advance the GALAXY-2 trial and conduct additional non-clinical supporting activities.

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

CRACM

        In 2013 as compared to 2012, costs incurred under our CRACM program decreased by $2.3 million, including decreases of $1.6 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.7 million for external costs. These decreases were the result of a continued lower investment in the CRACM program. We anticipate that future costs under the CRACM program will remain at constrained levels as we seek a partner for the program.

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

STA-9584

        In 2013 as compared to 2012, costs incurred under our STA-9584 program decreased by $0.2 million, including decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. In 2012 as compared to 2011, costs incurred under our STA-9584 program decreased by $0.7 million, including decreases of $0.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs.

        In March 2011, we received a grant from the DoD, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the grant period from April 2011 through March 2012. As our main focus continues to be advancing our ganetespib program, additional investments in our STA-9584 program are dependent upon obtaining funding from additional grants or partnerships.

  Early-stage programs

        In 2013 as compared to 2012, costs incurred under our early stage programs increased by $6.2 million, including increases of $5.7 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs. These increases were principally the result of our investment in the HDC program that was announced in September 2013. In 2014, we anticipate that costs under the HDC program will continue to increase as we advance the selection of one or more drug candidates for pre-clinical development.

        In 2012 as compared to 2011, costs incurred under our other early-stage programs decreased by $0.1 million principally due to a decrease of $0.1 million for external costs.

  General and Administrative Expense

	Years Ended December 31,			2013 / 2012 Comparison		2012 / 2011 Comparison
	2013	2012	2011	$	%	$	%
	(dollars in millions)
General and administrative	$15.7	$11.7	$11.5	$4.0	34%	$0.2	2%

        In 2013 as compared to 2012, general and administrative expenses increased by $4.0 million, including increases of $2.0 million for personnel-related costs, related overhead and stock compensation, and $2.0 million for net increases in external professional fees. In 2014, we anticipate that general and administrative expenses may increase depending upon the rate we expand our pre-commercialization activities.

        In 2012 as compared to 2011, the $0.2 million increase in general and administrative expense principally resulted from an increase of $0.8 million for personnel-related costs, related overhead and stock compensation, offset by a $0.6 million net decrease in external professional fees.

  Interest Expense, net

	Years Ended December 31,			2013 / 2012 Comparison		2012 / 2011 Comparison
	2013	2012	2011	$	%	$	%
	(dollars in millions)
Interest expense, net	$2.6	$1.8	$1.9	$0.8	44%	$(0.1)	(5)%

        In 2013 as compared to 2012, interest expense increased as a result of the approximate $13.5 million in aggregate additional funding that was obtained in March 2013 and June 2013 in connection with the GECC and Oxford Term Loans. In 2014, we anticipate that interest expense will decrease due to the start of principal payments in January 2014 under the GECC Term Loan.

        In 2012 as compared to 2011, interest expense decreased due to the commencement of principal payments in July 2012 under the GECC Term Loan.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Cash, cash equivalents and marketable securities	$91.5	$100.6	$39.7
Working capital	60.0	77.9	25.1
Cash flows (used in) provided by:
Operating activities	(77.4)	(54.1)	(47.3)
Investing activities	(24.7)	(9.9)	9.3
Financing activities	69.0	115.5	36.7
Capital expenditures (included in investing activities)	(0.8)	(0.5)	(0.7)

        Our operating activities used cash of $77.4 million, $54.1 million and $47.3 million in 2013, 2012 and 2011, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        In 2013, our investing activities used cash of $24.7 million, including the purchases of marketable securities of $114.2 million and purchases of property and equipment of $0.8 million, offset by maturities of marketable securities in our investment portfolio in the amount of $90.3 million. In 2012, our investing activities used cash of $9.9 million, including the purchases of marketable securities of $50.0 million and purchases of property and equipment of $0.5 million, offset by maturities of marketable securities in our investment portfolio of $40.6 million. In 2011, our investing activities provided cash of $9.3 million, including maturities of marketable securities in our investment portfolio of $60.7 million, offset by the purchases of marketable securities of $50.7 million and purchases of property and equipment of $0.7 million.

        Our financing activities provided cash of $69.0 million, $115.5 million and $36.7 million in 2013, 2012 and 2011, respectively. In 2013, we raised approximately $71.7 million in net cash proceeds, including $57.1 million in net proceeds from the sale of 16,100,000 shares of our common stock in a public offering in November 2013, $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. In 2012, we raised approximately $119.7 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012, $25.8 million in net proceeds from the sale of 3,976,702 shares of our common stock in a registered direct offering in July 2012, $59.8 million in net proceeds from the sale of 7,000,000 shares of our common stock in a registered direct offering in December 2012 and $1.1 million from the exercise of common stock options. In 2011, we raised approximately $37.3 million in net cash proceeds, including $34.8 million in net proceeds from the sale of 7,191,731 shares of our common stock in an issuer-directed registered direct offering in April 2011, $2.0 million in gross proceeds from the Oxford Term Loan that was executed in March 2011 and $0.5 million from the exercise of common stock options. We repaid $2.6 million, $4.2 million and $0.4 million in principal payments in 2013, 2012 and 2011, respectively, in connection with the GECC Term Loan and the Oxford Term Loan. During the period from July 2012 through March 2013, we made 9 equal monthly payments of principal under the GECC Term Loan. Prior to July 2012, we made interest-only payments. We repaid $0.2 million in capital equipment leases in 2011.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2013)	Total	2014	2015 through 2016	2017 through 2018	More than 5 years
Operating and capital lease obligations	$6.6	$2.2	$4.4	$—	$—
GECC and Oxford Term Loans(1)	27.0	11.3	15.7	—	—
Research and development contracts(2)(3)	43.9	30.8	12.9	0.2	—

Total	$77.5	$44.3	$33.0	$0.2	$—

(1)
Includes scheduled interest payments and an exit fee of $788,000 due at the time of the final payment of the outstanding principal under the GECC Term Loan.

(2)
Research and development contracts principally include contracts for human clinical studies, animal studies and clinical manufacturing. In the event a study or manufacturing contract is terminated prior to the planned completion by mutual agreement between the contractor and us, the amount paid under such contracts may be less than the amounts presented.

(3)
Includes contracts entered into after December 31, 2013.

  Amounts not included in the table of Contractual Obligations and Commitments

        In July 2011, we entered into a co-development agreement with one of our clinical research organizations, or CRO, for the conduct of certain company- sponsored clinical trials. Under the co-development agreement, this CRO was performing clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, up to a specified maximum payment, which is defined as a multiple of the fee reduction realized. The maximum amount of the service fee discount was realized in the year ended December 31, 2013.

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

Public Offering

        In November 2013, we raised approximately $60.4 million in gross proceeds from the sale of an aggregate 16,100,000 shares of our common stock in a public offering at a public offering price of $3.75 per share, including 14,000,000 shares in the initial offering and 2,100,000 shares upon the full exercise of the underwriters' option to purchase additional shares. Certain of our directors and their affiliates, including our largest stockholder, purchased an aggregate of 5,183,333 shares in this offering. The net offering proceeds to us were approximately $57.1 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by us.

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

Term Loans

General Electric Capital Corporation (GECC)

        In March 2013, we amended our loan and security agreement entered into in September 2010 with GECC and one other lender, or the GECC Term Loan, and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. We made interest-only payments for the period from April 2013 through December 2013. In January 2014, we began making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. We are obligated to pay an exit fee of $788,000 at the time of the final principal payment. (See Note 9 of the accompanying consolidated financial statements.)

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

  •
  the results of our preclinical studies of any additional Hsp90 inhibitors we may develop, our CRACM inhibitor and our HDC program, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

  •
  our ability to establish additional strategic collaborations and licensing or other arrangements on terms favorable to us

  •
  the costs to satisfy our obligations under potential future collaborations; and

  •
  the timing, receipt, and amount of sales or royalties, if any, from ganetespib, our HDC program, elesclomol, our CRACM inhibitors, our IL-12/23 inhibitors and our other potential products.

        As of December 31, 2013, we had $91.5 million in cash, cash equivalents and marketable securities, a decrease of $9.1 million from $100.6 million as of December 31, 2012. This decrease principally reflects cash used in operations as discussed under "Cash Flows" above, offset by a total of $71.7 million in net cash proceeds, including $57.1 million in net proceeds from the sale of 16,100,000 shares of our common stock in a public offering in November 2013, $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options.

        We do not anticipate that we will generate product revenue in the foreseeable future, if at all. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib, the HDC platform, elesclomol, CRACM, and our IL-12/23 inhibitors, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. Based on our current operating levels, we expect our cash resources as of December 31, 2013 will be sufficient to fund operations at least through the end of 2014. This estimate assumes that the timing and nature of activities contemplated for 2014 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, use of our $28 million at-the-market issuance sales agreement with MLV or other sources. We have two effective shelf registration statements on Form S-3, under which we currently have up to $268.2 million in securities available for issuance, including up to $28 million in shares of common stock that we have reserved and that may be offered and sold under the Sales Agreement with MLV.

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

        To the extent our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Tax Loss Carryforwards

        For tax years through 2013, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced a change in ownership, as defined by Section 382, in connection with the acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO or any other equity offerings to date. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2013 we have net operating loss carryforwards for U.S. federal tax purposes of approximately $469.6 million, after taking into consideration net operating losses expected to expire unused as a result of this limitation, and the remainder will expire in varying amounts through 2033 unless utilized. In addition, as of December 31, 2013, we have state net operating loss carryforwards of approximately $216.0 million, which will expire through 2033 unless utilized. The utilization of these net operating loss carryforwards may be further limited as we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2013, we had cash, cash equivalents and marketable securities of $91.5 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceuticals Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Synta Pharmaceuticals Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Synta Pharmaceuticals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synta Pharmaceuticals Corp. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2014

  (c)
  Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Officer and Director Compensation," "Management and Corporate Governance—Committees of the Board of Directors and Meetings" and "Compensation Committee Report" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management and Corporate Governance—The Board of Directors" and "Management and Corporate Governance—Director Independence" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the proposal captioned "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant.		S-1/A (Exhibit 3.2)	1/23/07	333-138894
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Synta Pharmaceuticals Corp.		8-K (Exhibit 3.1)	6/17/13	001-33277
3.2	Restated Bylaws of the Registrant.		S-1/A (Exhibit 3.4)	1/23/07	333-138894
4.1	Form of Common Stock Certificate.		S-1/A (Exhibit 4.1)	2/5/07	333-138894
4.2.1	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.1)	12/1/06	333-138894
4.2.2	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.2)	12/1/06	333-138894
4.2.3	Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.3)	2/5/07	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
4.2.4	Third Amendment, dated November 30, 2011, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		8-K (Exhibit 10.1)	12/1/11	001-33277
Lease Agreements
10.1
	Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006.		S-1/A (Exhibit 10.5)	12/1/06	333-138894
10.1.1
	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		10-Q (Exhibit 10.1)	8/7/08	001-33277
10.1.2
	Third Amendment, dated April 19, 2011, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		8-K (Exhibit 10.1)	4/22/11	001-33277
10.2	Lease Agreement, dated as of June 9, 2011, by and between the Registrant and 125 Hartwell Trust.		10-Q (Exhibit 10.3)	8/4/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.3	Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord's Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005.		S-1/A (Exhibit 10.8)	12/1/06	333-138894
10.4	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		S-1/A (Exhibit 10.27)	1/4/07	333-138894
10.4.1	First Amendment, dated as of June 23, 2011, to Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		10-Q (Exhibit 10.4)	8/4/11	001-33277
Credit Facilities, Loan and Equity Agreements
10.5	Common Stock Purchase Agreement, dated October 4, 2010, by and between the Registrant and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	10/5/10	001-33277
10.5.1	Amendment No. 1, dated August 19, 2011, to Common Stock Purchase Agreement, dated October 4, 2010, by and between Synta Pharmaceuticals Corp. and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	8/19/11	001-33277
10.6	Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	10/5/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.1	First Amendment, dated as of November 9, 2010, to Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.11)	3/11/11	001-33277
10.6.2
	Second Amendment, dated as of March 3, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	5/5/11	001-33277
10.6.3
	Third Amendment, dated as of July 1, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.5)	8/4/11	001-33277
10.6.4
	Fourth Amendment, dated as of January 23, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.6.4)	2/22/11	001-33277
10.6.5
	Fifth Amendment, dated as of July 30, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	8/2/12	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.6	Sixth Amendment, dated as of December 6, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.6.6)	3/14/2013	001-33277
10.6.7
	Seventh Amendment, dated as of December 14, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1)	12/20/2012	001-33277
10.6.8	Eighth Amendment to Loan and Security Agreement dated as of March 28, 2013 by and among the Company, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	4/1/2013	001-33277
10.6.9
	Ninth Amendment, dated as of November 25, 2013 to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1)	12/2/2013	001-33277
10.7	Amended and Restated Promissory Note issued by the Registrant to General Electric Capital Corporation.		8-K (Exhibit 10.1.2)	4/1/2013	001-33277
10.8	Amended and Restated Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	4/1/2013	001-33277
10.9	Guaranty, dated as of September 30, 2010, by and among Synta Securities Corp. and General Electric Capital Corporation.		8-K (Exhibit 10.1.4)	10/5/2010	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.10	Pledge Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., and General Electric Capital Corporation.		8-K (Exhibit 10.1.5)	10/5/10	001-33277
10.11	At the Market Issuance Sales Agreement, dated May 2, 2012, by and between the Registrant and MLV & Co. LLC.		10-Q (Exhibit 10.1)	5/3/12	001-33277
10.11.1	First Amendment, dated December 12, 2012, to the At the Market Issuance Sales Agreement, dated May 2, 2012, by and between the Registrant and MLV & Co. LLC.		8-K (Exhibit 10.2)	12/13/12	001-33277
10.12	Form of Subscription Agreement, dated July 25, 2012, by and between the Registrant and each of the Purchasers participating in the Registrant's July Registered Direct Offering.		8-K (Exhibit 10.1)	7/26/12	001-33277
10.13	Form of Common Stock Purchase Agreement, dated December 12, 2012, by and each of the Purchasers participating in the Registrant's December Registered Direct Offering.		8-K (Exhibit 10.1)	12/13/12	001-33277
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.14	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277
†10.14.1	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
†10.15	Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-K/A (Exhibit 10.27)	11/10/09	001-33277
†10.15.1	Amendment, dated February 5, 2010, to Collaboration and License Agreement, dated December 23, 2008, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	5/4/10	001-33277
†10.15.2
	Second Amendment, executed February 3, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between the Registrant and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	5/5/11	001-33277
†10.15.3
	Third Amendment, executed July 15, 2011, to Collaboration and License Agreement, dated December 23, 2008, as amended, by and between Synta Pharmaceuticals Corp. and F. Hoffmann-La Roche Ltd, and its affiliate, Hoffmann-La Roche Inc.		8-K (Exhibit 10.1)	7/21/11	001-33277
Equity Compensation Plans
*10.16	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894
*10.17	Amended and Restated 2006 Stock Plan.		8-K (Exhibit 10.1)	6/21/10	001-33277
*10.18	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894
*10.19	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894
*10.20	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894
*10.21	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.22	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894
Agreements with Executive Officers and Directors
*10.23	Amended and Restated Director Compensation Policy, effective March 6, 2012.		10-Q (Exhibit 10.2)	5/3/12	001-33277
*10.24	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277
*10.25	Letter Agreement, dated April 18, 2005, by and between the Registrant and Safi R. Bahcall, Ph.D.		S-1/A (Exhibit 10.13)	12/1/06	333-138894
*10.26	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich.		S-1/A (Exhibit 10.17)	12/1/06	333-138894
*10.27	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894
*10.28	Letter Agreement, dated December 9, 2008, by and between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.29)	3/11/10	001-33277
*10.29	Letter Agreement, dated November 19, 2010, by and between the Registrant and Amar Singh.		10-K (Exhibit 10.36)	3/11/11	001-33277
*10.30	Form of Severance and Change in Control Agreement between the Registrant and each of Steven Bernitz, Arthur McMahon, Amar Singh and Vojo Vukovic.		10-K (Exhibit 10.30)	3/11/10	001-33277
*10.31	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.		10-K (Exhibit 10.31)	3/11/10	001-33277
*10.32	Retention Award from the Registrant to Keith S. Ehrlich, dated April 14, 2009.		10-Q (Exhibit 10.3)	8/4/09	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.33	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894
10.34	Subscription Agreement, dated November 10, 2010, by and between the Registrant and Bruce Kovner.		8-K (Exhibit 10.1)	11/12/10	001-33277
10.35	Form of Common Stock Purchase Agreement, dated April 14, 2011, by and among the Registrant and each of the Investors participating in the Registrant's Registered Direct Common Stock Offering.		8-K (Exhibit 10.1)	4/15/11	001-33277
*10.36	Letter Agreement dated December 17, 2013, by and between the Registrant and Steven Bernitz.	X
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
101	The following materials from Synta Pharmaceuticals Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

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

SYNTA PHARMACEUTICALS CORP.
Date: March 11, 2014	By:	/s/ KEITH R. GOLLUST Keith R. Gollust Executive Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ KEITH R. GOLLUST Keith R. Gollust	Executive Chairman (principal executive officer)	March 11, 2014
/s/ KEITH S. EHRLICH Keith S. Ehrlich	Vice President, Finance and Administration, Chief Financial Officer (principal accounting and financial officer)	March 11, 2014
/s/ PAUL A. FRIEDMAN Paul A. Friedman, M.D.	Director	March 11, 2014
/s/ BRUCE KOVNER Bruce Kovner	Director	March 11, 2014
/s/ DONALD W. KUFE Donald W. Kufe, M.D.	Director	March 11, 2014
/s/ WILLIAM REARDON William Reardon, C.P.A.	Director	March 11, 2014
/s/ ROBERT N. WILSON Robert N. Wilson	Director	March 11, 2014

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2013, 2012 and 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheets of Synta Pharmaceuticals Corp. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 11, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2014

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$48,490	$81,512
Marketable securities	42,986	19,087
Prepaid expenses and other current assets	765	786

Total current assets	92,241	101,385
Property and equipment, net	1,553	1,174
Other assets	1,409	458

Total assets	$95,203	$103,017

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,589	$5,661
Accrued contract research costs	10,407	4,761
Other accrued liabilities	5,718	5,127
Current portion of capital lease obligations	42	13
Current portion of term loans	9,451	7,924

Total current liabilities	32,207	23,486

Long-term liabilities:
Capital lease obligations, net of current portion	85	1
Term loans, net of current portion	13,820	4,464

Total long-term liabilities	13,905	4,465

Total liabilities	46,112	27,951

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2013 and 2012; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at December 31, 2013 and 100,000,000 shares at December 31, 2012; 85,232,506 and 68,930,082 shares issued and outstanding at December 31, 2013 and 2012, respectively	9	7
Additional paid-in-capital	600,477	536,277
Accumulated other comprehensive income	17	2
Accumulated deficit	(551,412)	(461,220)

Total stockholders' equity	49,091	75,066

Total liabilities and stockholders' equity	$95,203	$103,017

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Collaboration revenues:
License and milestone revenue	$—	$—	$6,731

Total collaboration revenues	—	—	6,731
Grant revenue	—	147	853

Total revenues	—	147	7,584

Operating expenses:
Research and development	71,860	49,412	41,464
General and administrative	15,699	11,676	11,552

Total operating expenses	87,559	61,088	53,016

Loss from operations	(87,559)	(60,941)	(45,432)
Interest expense, net	(2,633)	(1,849)	(1,948)

Net loss	$(90,192)	$(62,790)	$(47,380)

Net loss per common share:
Basic and diluted net loss per common share	$(1.27)	$(1.06)	$(1.00)
Basic and diluted weighted average number of common shares outstanding	70,976,705	59,411,476	47,197,572

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(90,192)	$(62,790)	$(47,380)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	15	(1)	6

Comprehensive loss	$(90,177)	$(62,791)	$(47,374)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in Capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2010	42,090,205	$4	$374,528	$(3)	$(351,050)	$23,479
Issuance of common shares in equity offering, excluding to related parties, net	5,610,238	1	27,101	—	—	27,102
Issuance of common shares to related parties	1,581,493	—	7,734	—	—	7,734
Issuance of restricted common shares	70,585	—	—	—	—	—
Exercise of stock options	193,818	—	479	—	—	479
Forfeitures of restricted common shares	(6,531)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	3,354	—	—	3,354
Unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(47,380)	(47,380)

Balance at December 31, 2011	49,539,808	$5	$413,196	$3	$(398,430)	$14,774
Issuance of common shares in equity offering, excluding to related parties, net	11,264,102	1	65,106	—	—	65,107
Issuance of common shares to related parties	7,762,600	1	53,544	—	—	53,545
Issuance of restricted common shares	45,243	—	—	—	—	—
Exercise of stock options	322,298	—	1,141	—	—	1,141
Purchase and retirement of common shares from an officer	(3,969)	—	(32)	—	—	(32)
Compensation expense related to stock options for services	—	—	3,322	—	—	3,322
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(62,790)	(62,790)

Balance at December 31, 2012	68,930,082	$7	$536,277	$2	$(461,220)	$75,066
Issuance of common shares in equity offering, excluding to related parties, net	10,916,667	1	37,628	—	—	37,629
Issuance of common shares to related parties	5,183,333	1	19,436	—	—	19,437
Issuance of restricted common shares	140,000	—	—	—	—	—
Forfeitures of restricted common shares	(75,000)	—	—	—	—	—
Exercise of stock options	137,424	—	1,106	—	—	1,106
Compensation expense related to stock options for services	—	—	6,030	—	—	6,030
Unrealized gain on marketable securities	—	—	—	15	—	15
Net loss	—	—	—	—	(90,192)	(90,192)

Balance at December 31, 2013	85,232,506	$9	$600,477	$17	$(551,412)	$49,091

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(90,192)	$(62,790)	$(47,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,030	3,322	3,354
Depreciation and amortization	516	738	1,464
Changes in operating assets and liabilities:
Collaboration receivable	—	—	116
Prepaid expenses and other current assets	21	(225)	(130)
Other assets	(951)	173	(265)
Accounts payable	928	2,194	1,542
Accrued contract research costs	5,646	1,920	330
Other accrued liabilities	591	533	400
Deferred collaboration revenue	—	—	(6,731)

Net cash used in operating activities	(77,411)	(54,135)	(47,300)

Cash flows from investing activities:
Purchases of marketable securities	(114,151)	(50,033)	(50,726)
Maturities of marketable securities	90,267	40,595	60,745
Purchases of property and equipment	(769)	(505)	(690)

Net cash (used in) provided by investing activities	(24,653)	(9,943)	9,329

Cash flows from financing activities:
Proceeds from issuances of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	38,735	66,248	27,581
Proceeds from the sale of common stock to related parties	19,437	53,545	7,734
Purchase and retirement of common stock from an officer	—	(32)	—
Proceeds from term loans	13,500	—	2,000
Payment of term loans	(2,617)	(4,234)	(378)
Payment of capital lease obligations	(13)	(12)	(201)

Net cash provided by financing activities	69,042	115,515	36,736

Net increase (decrease) in cash and cash equivalents	(33,022)	51,437	(1,235)
Cash and cash equivalents at beginning of period	81,512	30,075	31,310

Cash and cash equivalents at end of period	$48,490	$81,512	$30,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,512	$1,696	$1,911
Assets acquired under capital lease	$126	—	—

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

        The Company has incurred significant operating losses since its inception and, as a result, at December 31, 2013 had an accumulated deficit of $551.4 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, capital leases, non-refundable payments under the former collaboration agreements with GlaxoSmithKline (GSK) and Hoffman-La Roche (Roche), and proceeds from term loans by General Electric Capital Corporation (GECC) and Oxford Finance Corporation (Oxford) (see Note 9). At December 31, 2013, the Company had approximately $91.5 million in cash, cash equivalents and marketable securities.

        Based on the Company's current operating levels, it expects its cash resources will be sufficient to fund operations at least through the end of 2014. This estimate assumes that certain activities contemplated for 2014 will be conducted subject to the availability of sufficient financial resources. The Company expects to continue evaluating additional potential sources of funding, including partnership agreements, cost or risk-sharing agreements, equity financings or other sources.

        The Company may require significant additional funds earlier than it currently expects in order to conduct additional clinical trials and continue to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all. If adequate funds are not available, the Company may be required to delay, significantly modify or terminate its research and development programs or reduce its planned commercialization efforts.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a money market fund to be cash equivalents. Changes in the level of cash and cash equivalents may be affected by changes in investment portfolio maturities, as well as actual cash disbursements to fund operations.

        The primary objective of the Company's investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. The Company invests in money market funds and high-grade, short-term commercial paper and corporate bonds, which are subject to minimal credit and market risk. The Company's cash is deposited in a highly rated financial institution in the United States. Declines in interest rates, however, would reduce future investment income.

Marketable Securities

        Marketable securities consist of investments in high-grade corporate obligations, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2013, 2012 and 2011, the Company determined it did not have any securities that were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2013, 2012 and 2011, the Company did not have any realized gains or losses on marketable securities.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities and capital lease and term loan obligations, approximate their fair values. The fair value of the Company's financial instruments reflects the amounts that would be received upon sale

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of December, 2013, the Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the year ended December 31, 2013, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2013, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company's term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company's term loan obligations approximates fair value as the Company's interest rate yield is near current market rate yields. The disclosed fair value of the Company's term loan obligations is based on Level 3 inputs.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $2.9 million, $1.8 million, and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        As of December 31, 2013 and 2012, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

        The tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Impairment of Long-Lived Assets

        The Company assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were impaired as of December 31, 2013 and 2012.

Revenue Recognition

  Collaboration and License Agreements

        The Company's principal source of revenue to date has been its former collaboration and license agreements, which included upfront license payments, development milestones, reimbursement of research and development costs, potential profit sharing payments, commercial and sales-based milestones and royalties. In the years ended December 31, 2013, 2012 and 2011, the Company recognized $0, $0 and $6.7 million, respectively, in collaboration revenues. The accounting for collaboration and license agreements requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the arrangement consideration to be allocated to each unit of accounting.

        For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13—Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement's consideration should be allocated to each unit of accounting.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company's best estimate of the selling price (BESP). The BESP reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

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

Grant Revenue

        In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). In the years ended December 31,

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

2013, 2012 and 2011, the Company recognized $0, $147,000 and $853,000, respectively, in grant revenues.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model to determine the grant date fair value as it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based upon the weighted average historical volatility data of the Company's common stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

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

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02). ASU No. 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. In addition, ASU No. 2013-02 requires disclosure regarding changes in accumulated other comprehensive income balances. ASU No. 2013-02 became effective for the Company on January 1, 2013. The adoption of ASU No. 2013-02 did not have an effect on the Company's results of operations or financial position.

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

Basic and Diluted Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2013, 2012 and 2011, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

        The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	Years Ended December 31,
	2013	2012	2011
Common stock options	6,814,417	5,521,584	5,821,073
Unvested restricted stock	45,000	35,122	82,450

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2013 and December 31, 2012 was as follows (see Note 2):

	December 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$40,586	$—	$—	$40,586
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,904	—	—	7,904

Total cash and cash equivalents	$48,490	$—	$—	$48,490
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,969	18	(1)	42,986

Total cash, cash equivalents and marketable securities	$91,459	$18	$(1)	$91,476

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Marketable Securities (Continued)

	December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$81,512	$—	$—	$81,512
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	19,085	3	(1)	19,087

Total cash, cash equivalents and marketable securities	$100,597	$3	$(1)	$100,599

(4) Property and Equipment

        Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Laboratory equipment	$12,681	$12,531
Leasehold improvements	4,958	4,939
Computers and software	3,220	2,630
Furniture and fixtures	1,170	1,170

	22,029	21,270
Less accumulated depreciation and amortization	(20,476)	(20,096)

	$1,553	$1,174

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.5 million, $0.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The net book value and accumulated amortization of equipment under capital lease was approximately $126,000 and $0 respectively, at December 31, 2013, and $1,000 and $57,000, respectively, at December 31, 2012.

(5) Stockholders' Equity

Common Stock

        Each common stockholder is entitled to one vote for each common share of stock held. The common stock will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company's stockholders. Each share of common stock is entitled to receive dividends, as and when declared by the Company's board of directors.

        The Company has never declared cash dividends on its common stock and does not expect to do so in the foreseeable future.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(5) Stockholders' Equity (Continued)

Public Offering

        In November 2013, the Company raised approximately $60.4 million in gross proceeds from the sale of an aggregate 16,100,000 shares of its common stock in a public offering at a public offering price of $3.75 per share, including 14,000,000 shares in the initial offering and 2,100,000 shares upon the full exercise of the underwriters' option to purchase additional shares. Certain of the Company's directors and their affiliates, including its largest stockholder, purchased an aggregate of 5,183,333 shares in this offering. The net offering proceeds to the Company were approximately $57.1 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by the Company.

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

(6) Stock-Based Compensation

        The Company's 2006 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2014, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 9,000,000 to 10,300,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2013. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of December 31, 2013, the Company had options outstanding to purchase 6,814,417 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006, and had 45,000 restricted shares of common stock outstanding. As of December 31, 2013, 1,519,584 shares were available for future issuance.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        The following table summarizes stock option activity during the year ended December 31, 2013:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	5,521,584	$6.40
Options granted	1,981,799	9.07
Options exercised	(137,424)	8.04
Options cancelled	(551,542)	9.48

Outstanding at December 31	6,814,417	$6.90	6.86	$3,569,813

Exercisable at December 31	3,885,183	$6.51	5.46	$2,690,355

        The aggregate intrinsic value of all options outstanding and exercisable represents the total pre-tax amount, net of the exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the closing stock price of $5.24 on December 31, 2013, which was the last trading day of the year. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011was approximately $385,000, $904,000 and $518,000, respectively. The total cash received by the Company as a result of stock option exercises during 2013, 2012 and 2011 was $1.1 million, $1.1 million and $0.5 million, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2013, 2012 and 2011 were $7.28, $4.10 and $4.26, respectively.

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during 2013, 2012 and 2011 was $0.3 million, $0.6 million and $0.6 million, respectively.

        The following table summarizes unvested restricted share activity during the year ended December 31, 2013:

	Shares	Weighted average grant date fair value
Outstanding at January 1	35,122	$5.04
Vested	(55,122)	5.02
Granted	140,000	7.34
Forfeited	(75,000)	9.59

Outstanding at December 31	45,000	$4.63

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        For the years ended December 31, 2013, 2012 and 2011, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2013	2012	2011
Risk-free interest rate	1.20%	1.11%	2.48%
Expected life in years	6.25 years	6.25 years	6.25 years
Volatility	102%	101%	101%
Expected dividend yield	—	—	—

        Stock-based compensation expense during the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$5,757	$3,082	$2,951
Restricted stock	273	240	403

Total stock-based compensation expense	$6,030	$3,322	$3,354

Effect of stock-based compensation expense by line item:
Research and development	$3,220	$2,485	$2,494
General and administrative	2,810	837	860

Total stock-based compensation expense included in net loss	$6,030	$3,322	$3,354

        Unrecognized stock-based compensation expense as of December 31, 2013 was as follows (dollars in thousands):

	Unrecognized stock compensation expense as of December 31, 2013	Weighted average remaining period (in years)
Employee stock options	$12,818	2.71
Restricted stock	208	1.78

Total	$13,026	2.70

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

7) Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Compensation and benefits	$3,137	$3,272
Professional fees	1,585	999
Other	996	856

	$5,718	$5,127

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

        The $16 million non-refundable upfront license payment was being recognized ratably using the time-based model over the estimated performance period through June 2012. In the fourth quarter of 2011, upon notification of Roche's election to terminate the Roche Agreement, the Company accelerated the recognition of approximately $2.1 million of remaining deferred revenue from the upfront payment because the Company had no remaining substantial performance obligations. In the years ended December 31, 2013, 2012 and 2011, the Company recognized $0, $0 million and $6.7 million, respectively, of license revenue under the Roche Agreement. Reimbursements of research and development costs to the Company by Roche were recorded as cost sharing revenue in the period in which the related research and development costs were incurred. The Company recognized $0 cost sharing revenue in each of the years ended December 31, 2013, 2012 and 2011 under the Roche Agreement.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(8) License and Development Agreements (Continued)

Co-Development Agreement

        In July 2011, the Company entered into a co-development agreement with a clinical research organization (CRO) for the conduct of certain company-sponsored clinical trials. Under the co-development agreement, this CRO was performing clinical research services under a reduced fee structure in exchange for a share of licensing payments and commercial revenues, if any, resulting from the product under development up to a specified maximum payment, which is defined as a multiple of the fee reduction realized. Research and development expenses were being recognized based on the reduced fee structure and expected payments will be recorded in the future if and when payment is probable. The maximum amount of the service fee discount was realized in the year ended December 31, 2013.

(9) Term Loans

  General Electric Capital Corporation

        In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. This amendment was accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. The Company made interest-only payments for the period from April 2013 through December 2013. In January 2014, the Company began making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. During the period from July 2012 through March 2013, the Company made equal monthly payments of principal plus accrued interest on the outstanding balance. Prior to July 2012, the Company made interest-only payments.

        The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the years ended December 31, 2013, 2012 and 2011, the Company recognized GECC Term Loan interest expense of $2.5 million, $1.7 million and $1.8 million, respectively, of which $566,000, $321,000 and $275,000, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Term Loans (Continued)

  Oxford Finance Corporation

        In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. Beginning in May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In December 2012, the Company entered into a loan modification agreement, as amended, under which the Company may draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. The Company recognized approximately $127,000, $172,000 and $192,000 in the years ended December 31, 2013, 2012 and 2011, respectively, in interest expense related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

        Future principal payments under the GECC and Oxford Term Loans as of December 31, 2013 are approximately as follows (in thousands):

Years ending December 31,
2014	$9,451
2015	9,214
2016	4,606

Total principal payments	23,271
Less current portion	(9,451)

Long term portion	$13,820

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes

        Differences between the actual tax provision (benefit) and the tax provision (benefit) computed using the United States federal income tax rate is as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Benefit at statutory rate	$(30,665)	$(21,349)	$(16,109)
State taxes, net of federal benefit	(3,735)	(3,220)	(2,379)
State tax rate change	—	—	84
State net operating loss expiration	661	3,167	2,867
Stock-based compensation	1,118	382	373
Tax credits	(2,462)	(411)	(1,537)
Foreign rate differential	5,252	—	—
Other	(47)	22	259
Increase in valuation allowance	29,878	21,409	16,442

Income tax provision (benefit)	$—	$—	$—

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2013	2012
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$170,557	$143,988
Federal and state research and development credits	19,675	17,225
Depreciation and amortization	2,412	2,594
Deferred compensation	6,254	5,368
Other	1,169	1,014

Deferred tax assets	200,067	170,189
Less valuation allowance	(200,067)	(170,189)

Net deferred tax assets	$—	$—

        The total valuation allowance increased by approximately $29.9 million, $21.4 million and $16.4 million in the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company has established valuation allowances against its deferred tax assets because management believes that, after considering all of the available objective evidence, both historical and prospective, the realization of the deferred tax assets does not meet the "more likely than not" criteria. The Company evaluates the need for a valuation allowance on a quarterly basis.

        For tax years through 2013 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of the Company's IPO, or any other equity offerings to date. As a result, the utilization of

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

the Company's federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2013, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $469.6 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2033 unless utilized. At December 31, 2013, the Company has state net operating loss carryforwards of approximately $216.0 million, which will expire through 2033 unless utilized. The net operating loss carryforwards include approximately $1.3 million of deductions related to the exercise of common stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. Approximately $10.6 million of state net operating loss carryforwards expired in 2013.

        At December 31, 2013, the Company had approximately $15.3 million and $6.6 million, respectively, in federal and state research and development credits. Unless utilized, the federal credits will expire from 2020 through 2033, state research credits will expire from 2018 through 2028 and state investment tax credits will expire from 2014 through 2016.

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2010 through 2013. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        The Company does not consider any of its tax positions to be uncertain and accordingly there are no tax reserves for the years ended December 31, 2013, 2012 and 2011. The Company will recognize interest expense and penalties related to uncertain tax positions in income tax expense. The Company has not, as yet, conducted a study of its domestic research and development credit carryforwards. This study may result in an increase or decrease to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations and comprehensive loss or cash flows if an adjustment were required.

(11) Commitments and Contingencies

Leases

        The Company leases its research and office facilities under three non-cancelable and renewable operating leases with terms expiring in the fourth quarter of 2016. These lease agreements include customary provisions for rent increases, escalations for operating costs and renewals. The Company also leases equipment under various other non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the non-cancelable term of the lease.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies (Continued)

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases are approximately as follows (in thousands):

	Operating leases	Capital leases
Years ending December 31,
2014	$2,190	$45
2015	2,226	45
2016	1,995	44
2017	25	—

Total minimum payments	$6,436	134

Less: amount representing interest		(7)

Present value of minimum payments		127
Less current portions of obligations		(42)

Long term obligation		$85

        Rent expense under operating leases was approximately $2.2 million, $2.2 million and $1.9 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(12) Related Party Transactions

        In November 2013, the Company sold an aggregate of 5,183,333 shares of common stock to certain of the Company's directors and their affiliates, including its largest stockholder, at a purchase price of $3.75 per share in a public offering (see Note 5).

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

        The Company paid its founder and a member of the board of directors consulting fees of $120,000 in the year ended in December 31, 2011

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

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(13) Retirement Plan (Continued)

ended December 31, 2013, 2012 and 2011 were approximately $413,000, $376,000 and $372,000, respectively, subject to forfeitures.

(14) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2013 and 2012:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except shares and per share data)
Revenues:
License and milestone revenue	$—	$—	$—	$—
Cost sharing reimbursements, net	—	—	—	—

Total collaboration revenues	—	—	—	—
Grant revenue	—	—	—	—

Total revenues	—	—	—	—
Operating expenses:
Research and development	16,380	17,876	17,623	19,981
General and administrative	3,878	4,187	4,171	3,463

Total operating expenses	20,258	22,063	21,794	23,444

Loss from operations	(20,258)	(22,063)	(21,794)	(23,444)
Interest expense, net	(470)	(724)	(721)	(718)

Net loss	$(20,728)	$(22,787)	$(22,515)	$(24,162)

Basic and diluted net loss per common share	$(0.30)	$(0.33)	$(0.33)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	68,991,371	69,034,823	69,047,161	76,769,199

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