Form 10-Q
period 2014-06-30
SYNTA PHARMACEUTICALS CORP
filed 2014-08-06
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant had 104,369,471 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$96,811	$48,490
Marketable securities	15,249	42,986
Prepaid expenses and other current assets	2,264	765
Total current assets	114,324	92,241
Property and equipment, net	1,264	1,553
Other assets	358	1,409
Total assets	$115,946	$95,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,226	$6,589
Accrued contract research costs	12,987	10,407
Other accrued liabilities	5,212	5,718
Current portion of capital lease obligations	41	42
Current portion of term loans	9,200	9,451
Total current liabilities	32,666	32,207
Long-term liabilities:
Capital lease obligations, net of current portion	65	85
Term loans, net of current portion	9,217	13,820
Total long-term liabilities	9,282	13,905
Total liabilities	41,948	46,112
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at June 30, 2014 and December 31, 2013; 101,309,750 and 85,232,506 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10	9
Additional paid-in-capital	671,240	600,477
Accumulated other comprehensive income	3	17
Accumulated deficit	(597,255)	(551,412)
Total stockholders’ equity	73,998	49,091
Total liabilities and stockholders’ equity	$115,946	$95,203

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	18,761	17,876	36,344	34,256
General and administrative	2,940	4,187	8,264	8,065
Total operating expenses	21,701	22,063	44,608	42,321
Loss from operations	(21,701)	(22,063)	(44,608)	(42,321)
Interest expense, net	(585)	(724)	(1,235)	(1,194)
Net loss	$(22,286)	$(22,787)	$(45,843)	$(43,515)
Net loss per common share:
Basic and diluted net loss per common share	$(0.24)	$(0.33)	$(0.51)	$(0.63)
Basic and diluted weighted average number of common shares outstanding	94,046,278	69,034,823	89,765,982	69,013,217

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(22,286)	$(22,787)	$(45,843)	$(43,515)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(1)	2	(14)	7
Comprehensive loss	$(22,287)	$(22,785)	$(45,857)	$(43,508)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(45,843)	$(43,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,099	2,807
Depreciation and amortization	337	225
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(506)	(851)
Other assets	58	(6)
Accounts payable	(1,363)	(440)
Accrued contract research costs	2,580	1,150
Other accrued liabilities	(506)	(1,503)
Net cash used in operating activities	(41,144)	(42,133)
Cash flows from investing activities:
Purchases of marketable securities	(17,715)	(61,284)
Maturities of marketable securities	45,438	43,959
Purchases of property and equipment	(48)	(671)
Net cash provided by (used in) investing activities	27,675	(17,996)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs, and exercise of common stock options	61,673	1,071
Proceeds from the sale of common stock to related parties, net of transaction costs	4,992	—
Proceeds from term loans	—	13,500
Payment of term loans	(4,854)	(2,165)
Payment of capital lease obligations	(21)	(6)
Net cash provided by financing activities	61,790	12,400
Net increase (decrease) in cash and cash equivalents	48,321	(47,729)
Cash and cash equivalents at beginning of period	48,490	81,512
Cash and cash equivalents at end of period	$96,811	$33,783
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,055	$1,322

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and the consolidated results of operations, comprehensive loss and cash flows for the three months and six months ended June 30, 2014 and 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or any other future year. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2014.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and six months ended June 30, 2014 and 2013, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and six months ended June 30, 2014 and 2013, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2014, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and six months ended June 30, 2014 and 2013, the Company did not have any transfers of financials assets between Levels 1 and 2. As of June 30, 2014, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

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

For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13— Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement’s consideration should be allocated to each unit of accounting.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2014 and 2013, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2014	2013
Common stock options	7,606,266	6,699,302
Unvested restricted common stock	—	12,500

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted:

retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2014 and December 31, 2013 was as follows (see Note 2):

	June 30, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$90,585	$—	$—	$90,585
Corporate debt securities due within 3 months of date of purchase (Level 2)	6,226	—	—	6,226
Total cash and cash equivalents	$96,811	$—	$—	$96,811
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	15,246	3	—	15,249
Total cash, cash equivalents and marketable securities	$112,057	$3	$—	$112,060

	December 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$40,586	$—	$—	$40,586
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,904	—	—	7,904
Total cash and cash equivalents	$48,490	$—	$—	$48,490
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,969	18	(1)	42,986
Total cash, cash equivalents and marketable securities	$91,459	$18	$(1)	$91,476

(4) Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Laboratory equipment	$12,667	$12,681
Leasehold improvements	4,958	4,958
Computers and software	3,083	3,220
Furniture and fixtures	1,170	1,170
	21,878	22,029
Less accumulated depreciation and amortization	(20,614)	(20,476)
	$1,264	$1,553

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.1 million in each of the three months ended June 30, 2014 and 2013, and $0.3 million and $0.2 million in the six months ended June 30, 2014 and 2013, respectively.

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

At-The-Market Issuance Sales Agreements

The Company entered into at-the-market issuance sales agreements (May 2012, May 2014 and July 2014 Sales Agreements) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreements, MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreements. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The May 2012 and May 2014 Sales Agreements were terminated by the Company upon the sale of substantially all stock authorized for sale under each such agreement. The July 2014 Sales Agreement may be terminated by the Company at any time.

In March and April 2014, the Company sold an aggregate of 6,588,875 shares of common stock pursuant to the May 2012 Sales Agreement for an aggregate of approximately $28.0 million in gross proceeds at an average selling price of $4.25 per share. Net proceeds to the Company were approximately $27.3 million after deducting commissions and other transactions costs.

From May 2014 through July 2014, the Company sold an aggregate of 9,424,193 shares of common stock pursuant to the May 2014 Sales Agreement for an aggregate of approximately $40.0 million in gross proceeds at an average selling price of $4.24 per share. Net proceeds to the Company were approximately $39.2 million after deducting commissions and other transactions costs, including approximately $33.6 million from the sale of 8,060,244 shares in the second quarter of 2014 and approximately $5.6 million from the sale of 1,363,949 shares in July 2014.

In July 2014, the Company reserved up to $50 million under its shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014 to-date, the Company sold an aggregate of 1,656,750 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $6.7 million in gross proceeds at an average selling price of $4.06 per share. Net proceeds to the Company were approximately $6.6 million after deducting commissions and other transactions costs.

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2014, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 9,000,000 to 10,300,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2013. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of June 30, 2014, the Company had options outstanding to purchase 7,606,266 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006. As of June 30, 2014, 1,757,110 shares were available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Shares	Weighted average exercise price
Outstanding at January 1, 2014	6,814,417	$6.90
Options granted	1,751,327	6.14
Options exercised	(203,125)	4.16
Options cancelled	(756,353)	7.19
Outstanding at June 30, 2014	7,606,266	$6.76
Exercisable at June 30, 2014	4,696,388	$6.72

The total cash received by the Company as a result of stock option exercises during the six months ended June 30, 2014 and 2013 was $0.8 million and $1.1 million, respectively. The weighted-average grant date fair values of options granted during the three months ended June 30, 2014 and 2013 were $3.39 and $7.90, respectively, and during the six months ended June 30, 2014 and 2013 were $5.01 and $7.77, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during the six months ended June 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively.

The following table summarizes unvested restricted share activity during the six months ended June 30, 2014:

	Shares	Weighted average grant date fair value
Outstanding at January 1	45,000	$4.63
Vested	(20,000)	5.00
Forfeited	(25,000)	4.34
Outstanding at June 30	—	$—

Stock-Based Compensation Expense

For the three months and six months ended June 30, 2014 and 2013, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	2.00%	0.97%	1.84%	1.10%
Expected life in years	6.25	6.25	6.25	6.25
Volatility	104%	101%	104%	101%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense by type of award:
Employee stock options	$1,471	$1,526	$4,000	$2,657
Restricted stock	42	65	99	150
Total stock-based compensation expense	$1,513	$1,591	$4,099	$2,807

Effect of stock-based compensation expense by line item:
Research and development	$1,132	$832	$2,263	$1,461
General and administrative	381	759	1,836	1,346
Total stock-based compensation expense included in net loss	$1,513	$1,591	$4,099	$2,807

Unrecognized stock-based compensation expense as of June 30, 2014 was as follows (dollars in thousands):

	Unrecognized stock compensation expense as of June 30, 2014	Weighted average remaining period (in years)
Employee stock options	$13,188	2.85
Restricted stock	—	—
Total	$13,188	2.85

7) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Compensation and benefits	$2,686	$3,137
Professional fees	1,521	1,585
Other	1,005	996
	$5,212	$5,718

(8) Co-Development and License Agreements

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

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended June 30, 2014 and 2013, the Company recognized GECC Term Loan interest expense of $0.6 million and $0.7 million, respectively, of which $0.1 million was in connection with these transaction and exit fees and expenses in each of the quarters. In the six months ended June 30, 2014 and 2013, the Company recognized GECC Term Loan interest expense of $1.2 million and $1.1 million, respectively, of which $0.2 million and $0.3 million, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding (the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. In December 2012, the Company entered into a loan modification agreement, as amended, under which the Company could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. The Company recognized approximately $14,000 and $42,000 in interest expense in the three months ended June 30, 2014 and 2013, respectively, and $35,000 and $77,000 in interest expense in the six months ended June 30, 2014 and 2013, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the full amount of the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the full amount of the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of June 30, 2014 are approximately as follows (in thousands):

Years ending December 31,
2014	$4,597
2015	9,214
2016	4,606
Total principal payments	18,417
Less current portion	(9,200)
Long term portion	$9,217

(10) Subsequent Events

At-The-Market Issuance Sales Agreement

In July 2014, the Company entered into an at-the-market issuance sales agreement (July 2014 Sales Agreement) with MLV pursuant to which it may issue and sell shares of its common stock from time to time and filed an initial prospectus supplement reserving up to $50 million of common stock under its shelf registration statement on Form S-3 (File No. 333-187242) for sale pursuant to this agreement. (See Note 5.)

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of June 30, 2014, we have raised an aggregate of approximately $791.1 million in cash proceeds to fund operations, including $588.1 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

During the three months and six months ended June 30, 2014, we sold an aggregate of 12,490,759 and 14,649,119 shares of our common stock, respectively, for an aggregate of approximately $51.6 million and $60.9 million in net proceeds, respectively, pursuant to at-the-market issuance sales agreements with MLV & Co. LLC (MLV). In the third quarter of 2014 to-date, we sold an additional 3,020,699 shares of our common stock for an aggregate of approximately $12.2 million in net proceeds pursuant to these at-the-market issuance sales agreements with MLV. See “—Liquidity and Capital Resources—at-the-market issuance sales agreements with MLV.”

In April 2014, we sold 1,250,000 shares of our common stock for approximately $5.0 million in net proceeds in a registered direct offering to an affiliate of a director who is our largest stockholder.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of June 30, 2014, we had an accumulated deficit of $597.3 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

* Population selected for phase 3 GALAXY-2 trial

P-values are 1-sided

Hazard ratios were calculated using Cox proportional hazards model

Unadjusted: univariate analysis

Adjusted: pre-specified analysis adjusting for multiple prognostic variables such as gender, smoking status, LDH, ECOG performance status, interval since diagnosis of advanced disease, age, total baseline target lesion size, and geographic region

G+D vs. D		eLDH N=87	mKRAS N=89	Chemosensitive* N=177	Adenocarcinoma N=253

OS	Median (months)	6.0 vs. 5.1	7.6 vs. 6.4	11.0 vs. 7.4	10.2 vs. 8.4

	Events	72 (83)%	68 (76)%	132 (75)%	190 (75)%

PFS	Median (months)	2.8 vs. 2.7	3.9 vs. 3.0	5.3 vs. 3.4	4.5 vs. 3.2

	Events	70 (80)%	73 (82)%	142 (80)%	205 (81)%

* Population selected for Phase 3 GALAXY-2 trial

Figure 1: OS Kaplan Meier plot for the chemosensitive patient population of GALAXY-1 selected for evaluation in the GALAXY-2 Phase 3 trial

Figure 2: PFS Kaplan Meier plot for the chemosensitive patient population of GALAXY-1 selected for evaluation in the GALAXY-2 Phase 3 trial

Safety

The safety profile of adenocarcinoma patients treated with the combination of ganetespib (G) and docetaxel (D) was favorable, consistent with previously reported results. The most common adverse events (AEs), all grades, were neutropenia (46% vs. 45%), diarrhea (50% vs. 17%) and fatigue (35% vs. 24%), for G+D vs. D, respectively. Diarrhea was effectively prevented or managed with standard supportive care; the incidence of grade 3 or 4 diarrhea was 4% (G+D) vs. 0% (D). Fatigue was predominantly grade 1 and grade 2; grade 3 or 4 fatigue was 6% (G+D) vs. 4% (D). The most common grade 3 or 4 AEs were neutropenia (41% vs. 42%), leukopenia (10% vs 6%) and febrile neutropenia (9% vs. 5%). Only one case of visual impairment was reported in this study, which was mild (Grade 1) and transient. The safety profile of patients in the chemosensitive population being evaluated in Phase 3 was comparable to the profile in the adenocarcinoma population.

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

The GALAXY-2 trial is expected to enroll a total of approximately 850 patients, of which it is estimated that a minimum of 700 will be negative for both ALK translocations and EGFR mutations. We expect a certain number of patients enrolled prior to mandatory genetic testing to have tumors that are positive for EGFR mutations or ALK translocations, or not to have adequate tumor tissue for genetic testing. Assuming a median overall survival of 7 months in the control arm and 9.3 months in the combination arm (a hazard ratio of 0.75), 5 months of follow up, and a two-sided overall Type I error rate of 0.05, GALAXY-2 has an 87% or higher power to detect a statistically significant treatment difference at the final analysis. Two event-driven interim analyses of the overall survival primary endpoint of GALAXY-2 have been pre-specified.

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

I-SPY 2 was initiated as a pre-competitive consortium that brings together the Food and Drug Administration (FDA), National Cancer Institute (NCI), pharmaceutical companies, leading academic medical centers, and patient advocacy groups under its umbrella. I-SPY 2 is sponsored by QuantumLeap Healthcare Collaborative (QLHC), a non-profit 501(C)(3) foundation dedicated to accelerating healthcare solutions. QLHC shares a unique partnership with the Foundation for the National Institutes of Health Biomarkers Consortium, who manages intellectual property that emerges from the trial. The trial was developed by principal investigators, Laura J. Esserman, M.D., M.B.A., Professor of Surgery and Radiology and Director of the Carol Frank Buck Breast Care Center at UCSF Helen Diller Family Comprehensive Cancer Center in San Francisco, and Donald A. Berry, Ph.D., Professor in the Department of Biostatistics at The University of Texas MD Anderson Cancer Center, and founder of Berry Consultants.

Enrollment in the ganetespib arm of I-SPY 2 is expected to begin in the second half of 2014. Ganetespib will initially be available to patients with HER2-negative disease, with the intent to expand its eligibility to all biomarker subtypes after safety testing with trastuzumab is completed.

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

Ganetespib in Acute Myeloid Leukemia (AML) and Myelodysplastic Syndrome (MDS)

AML is a rapidly progressing hematologic cancer characterized by uncontrolled proliferation of immature blast cells in the bone marrow. The American Cancer Society estimates approximately 18,860 new cases of AML and approximately 10,460 deaths in the U.S. in 2014. MDS is a hematopoietic stem cell neoplasm characterized by disordered and ineffective hematopoiesis which results in irreversible decline in the number and quality of blood-forming cells. In most cases, progressive bone marrow failure results in neutropenia and thrombocytopenia, and in about one third of patients the disease progresses into AML, usually within a few years.

AML is a biologically heterogeneous disease, and therefore represents a major challenge in the advancement of treatment. Treatment choice and outcome are substantially decided by age, yet current long term remission rates remain poor, with only 40% of younger patients (age <60 years) and less than 10% of older patients (age >60 years) achieving complete remissions. AML patients with relapsed or refractory disease and newly diagnosed AML patients over 60 years of age with poor prognostic risk factors typically die within one year, resulting in an acute need for new treatment options for these patients.

Starting in 2011, the Leukemia & Lymphoma Research Fund and Cancer Research UK sought to fund and initiate three large, multicenter, randomized trials to evaluate different investigational treatments, alone or in combination with chemotherapy, in patients with first-line AML and high risk MDS. These trials are being conducted under the sponsorship of Cardiff University, UK, and under the auspices of the UK NCRI Haematological Oncology Study Group, with investigators in Denmark, France, New Zealand, and the United Kingdom. Ganetespib, in combination with chemotherapy, has been selected for investigation in all three of these studies, which have initiated or are expected to initiate in 2014:

•            The AML-LI (Less Intensive)-1 Phase 2/3 trial is ongoing, and is evaluating the combination of ganetespib with low dose cytarabine (Ara-C) vs. low dose Ara-C alone in patients who are not eligible for intensive chemotherapy and are traditionally not included in most trials. In July 2014, we announced advancement of ganetespib into the Phase 3 extension of this trial, following an interim analysis of results from 50 patients who received the ganetespib-cytarabine combination in the Phase 2 portion of the trial. The primary efficacy outcome in Phase 2 was rate of complete response.  Pursuant to the protocol, the Phase 3 extension will include an interim futility analysis and enroll approximately 200 patients in each of the ganetespib-cytarabine and the cytarabine alone arms, for a total of approximately 400 patients.  The primary efficacy endpoint for the Phase 3 extension will include overall survival.

•            The AML-18 trial, expected to begin enrolling patients in the third quarter of 2014, will evaluate ganetespib with standard DA (daunorubicin and Ara-C) in patients over 60 years old who can tolerate intensive chemotherapy vs. treatment with standard DA alone. Up to 200 patients are expected to be enrolled in the ganetespib arm. Results from a pilot study conducted in the UK in 2012 under the auspices of the Cardiff Experimental Cancer Medicine Centre confirmed the feasibility and safety of combining ganetespib with intensive chemotherapy in older patients with AML.

•            The AML-19 trial, expected to begin enrolling patients in the second half of 2014, will evaluate ganetespib in combination with conventional chemotherapy vs chemotherapy alone in younger patients with AML. The trial is expected to enroll up to 200 patients in the ganetespib arm and will be conducted by the UK NCRI Group, a network of over 100 institutions. Patients will receive ganetespib sequentially to standard intensive therapy, followed by ganetespib maintenance treatment. The objective is to identify if ganetespib reduces the risk of relapse in the overall population or in key subgroups, and as a result, improves overall survival, the primary endpoint.

The selection of ganetespib for these studies was supported by preclinical results generated by Synta and its academic collaborators, including Alan K. Burnett of Cardiff University, principal investigator of the AML LI-1 study, and Sanjay Bansal of the UT Health Science Center at San Antonio. Results from these studies show that ganetespib inhibits a number of cancer-promoting factors believed to contribute to the proliferation of leukemic cells and renders them more vulnerable to treatment with chemotherapy.

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

GANNET53, a Seventh Framework Programme (FP7) research project funded by the European Commission, is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, platinum-resistant ovarian cancer, which is commonly associated with p53 mutations. Preclinical models have shown that mutant p53 is critical to the growth and proliferation of these cancers. Many mutations render p53 unable to fold appropriately, leaving the protein highly dependent on Hsp90 for stability. Inhibition of Hsp90 destroys the complex between Hsp90 and mutant p53, leading to the degradation of the protein and cancer cell death. This anti-cancer activity is substantially stronger in cells with mutant p53 than in cells with non-mutated p53, suggesting potential as a predictive biomarker for Hsp90 inhibitors such as ganetespib.

Hsp90 inhibition has also been shown to sensitize mutant p53 cancer cells to treatment with chemotherapies, as has been seen in preclinical studies evaluating ganetespib in other tumor types, supporting the planned trial design evaluating the combination of ganetespib and paclitaxel vs. paclitaxel alone.

Enrollment of the safety lead-in Phase 1 portion of GANNET53 opened in July 2014, with centers in Austria, Belgium, France, and Germany participating. The study’s consortium consists of national clinical trial groups in gynecological oncology and high-volume university centers as well as noted p53 scientists and three innovative small and medium sized companies.

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

The HDC platform stemmed from the observation that small molecule inhibitors of Hsp90 are retained in tumors for as much as 20 times longer than in blood or normal tissue. Our researchers have shown that ganetespib can persist in tumor cells for over a week, while it is cleared from blood and normal tissues in a matter of hours. Several other research groups have published results demonstrating this characteristic is shared by first-generation inhibitors such as 17-AAG and its derivatives, as well as other classes of Hsp90 inhibitors. One group in particular has provided clinical validation of the observation by imaging tumors in patients using an (124)I radiolabeled form of their Hsp90 inhibitor (PU-H71).

This property of the Hsp90 inhibitor class is believed to be due to overexpression of an active form of Hsp90 in cancer cells that preferentially binds Hsp90 inhibitors, as compared to normal tissues. Even weak Hsp90 inhibitors that do not engage degradation of Hsp90 client proteins can be retained for days by cancer cells, potentially enabling use of this property purely as a targeting mechanism to deliver an anticancer drug into cancer cells.

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

HDCs have the potential to deliver micromolar concentrations of an active payload to tumor cells for extended periods of time, eliminating the need for using ultra-high potency toxins in the conjugates and opening the door to a wide range of possibilities for enhancement of approved anticancer agents and promising development candidates. By directing sustained, high concentrations of active payload drug to cancer cells, HDCs may enable greater cancer cell killing than can be achieved with administration of unconjugated chemotherapy or other payloads.

The HDC platform has the potential to enable the rapid creation of an extensive proprietary pipeline of novel anticancer drugs that we may elect to develop independently or co-develop with selected partners.

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

In April 2014, preliminary preclinical data from our HDC program were detailed in two posters presented at the 105th Annual Meeting of the American Association for Cancer Research (AACR). We expect to present additional HDC data at future scientific conferences.

Our Inflammatory Disease Program

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro  and in vivo , inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function has been shown to be critical, including rheumatoid arthritis (RA), asthma, chronic obstructive pulmonary disease (COPD), allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. We have several promising CRACM inhibitors in preclinical development. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target different diseases.

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

We do not know if we will be successful in developing any of our drug candidates. We believe that accurately projecting total program-specific expenses through commercialization is not possible at this time. The timing and amount of these expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, and any expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on the stage of development of our drug candidates. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:

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

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors’ and officers’ liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. In 2014, we anticipate that general and administrative expenses, other than executive compensation, may increase depending upon the rate that we expand our pre-commercialization activities.

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

Consolidated Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues

There were no revenues in each of 2014 and 2013.

Research and Development Expense

	Three Months Ended June 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$16.0	$16.4	$(0.4)	(2)%
Elesclomol	0.1	—	0.1	—%
Total clinical-stage drug candidates	16.1	16.4	(0.3)	(2)%
CRACM	0.1	0.3	(0.2)	(67)%
Early stage programs and other	2.6	1.2	1.4	117%
Total research and development	$18.8	$17.9	$0.9	5%

Ganetespib

In 2014 as compared to 2013, costs incurred under our ganetespib program decreased by $0.4 million, including a decrease of $0.8 million in personnel-related costs, related research supplies, operational overhead and stock compensation, offset by $0.4 million in net increases for external costs. Internal costs decreased principally due to available resources being allocated to our HDC program. External costs increased due to the advancement of the GALAXY-2 trial that commenced enrollment in April 2013, offset in part by lower costs incurred in 2014 related to the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial, our Phase 2 trial in HER2+ or triple-negative breast cancer, and other company-sponsored trials. In addition, costs were incurred in the second quarter of 2013 for the conduct of NDA-supporting clinical pharmacology studies that were not incurred in the second quarter of 2014. In 2014, we anticipate that the overall costs under our ganetespib program may increase as we further advance the GALAXY-2 trial and conduct additional non-clinical supporting activities.

Elesclomol

In 2014 as compared to 2013, costs incurred under our elesclomol program increased by $0.1 million, principally due to increases in personnel-related costs, related research supplies, operational overhead and stock compensation. We anticipate that future costs under our elesclomol program will remain at low levels due to the pace of the ongoing clinical trial in ovarian cancer being conducted by the GOG.

CRACM

In 2014 as compared to 2013, costs incurred under our CRACM program decreased by $0.2 million, principally due to decreases in personnel-related costs, related research supplies, operational overhead and stock compensation. These decreases were the result of a lower investment in the CRACM program as we sought a corporate partner. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

Early-stage programs

In 2014 as compared to 2013, costs incurred under our early stage programs increased by $1.4 million, including increases in personnel-related costs, related research supplies, operational overhead and stock compensation. These increases were principally the result of our investment in the HDC program that was announced in September 2013. In 2014, we anticipate that costs under the HDC program may continue to increase as we seek to develop a drug candidate for pre-clinical development.

General and Administrative Expense

	Three Months Ended June 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
General and administrative	$2.9	$4.2	$(1.3)	(31)%

In 2014 as compared to 2013, general and administrative expenses decreased by $1.3 million, including decreases of $0.9 million in personnel-related costs, related overhead and stock compensation and $0.4 million in net decreases in external professional fees. In 2014, we anticipate that general and administrative expenses, other than executive compensation, may increase depending upon the rate we expand our pre-commercialization activities.

Interest Expense, net

	Three Months Ended June 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Interest expense, net	0.6	$0.7	$(0.1)	(14)%

In 2014 as compared to 2013, interest expense decreased due to the start of principal payments in January 2014 under the GECC Term Loan and the maturity in April 2014 of the original three-year $2.0 million loan under the Oxford Term Loan.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenues

There were no revenues in each of 2014 and 2013.

Research and Development Expense

	Six Months Ended June 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$30.2	$31.3	$(1.1)	(4)%
Elesclomol	0.3	0.1	0.2	200%
Total clinical-stage drug candidates	30.5	31.4	(0.9)	(3)%
CRACM	0.1	0.7	(0.6)	(86)%
Early stage programs and other	5.7	2.2	3.5	159%
Total research and development	$36.3	$34.3	$2.0	6%

Ganetespib

In 2014 as compared to 2013, costs incurred under our ganetespib program decreased by $1.1 million, including decreases of $1.0 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million in net decreases for external costs. Internal costs decreased principally due to available resources being allocated to our HDC program. External costs decreased due to the advancement of the GALAXY-2 trial that commenced enrollment in April 2013, offset by lower costs incurred in 2014 related to the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials. In addition, costs were incurred in the first half of 2013 for the conduct of NDA-supporting clinical pharmacology studies that were not incurred in the first half of 2014. In 2014, we anticipate that the overall costs under our ganetespib program may increase as we further advance the GALAXY-2 trial and conduct additional non-clinical supporting activities.

Elesclomol

In 2014 as compared to 2013, costs incurred under our elesclomol program increased by $0.2 million, principally due to increases of $0.1 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million in external costs. We anticipate that future costs under our elesclomol program will remain at low levels due to the pace of the ongoing clinical trial in ovarian cancer being conducted by the GOG.

CRACM

In 2014 as compared to 2013, costs incurred under our CRACM program decreased by $0.6 million, principally due to decreases of $0.5 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million in external costs. These decreases were the result of a lower investment in the CRACM program as we sought a corporate partner. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

Early-stage programs

In 2014 as compared to 2013, costs incurred under our early stage programs increased by $3.5 million, including increases of $3.3 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million in external costs. These increases were principally the result of our investment in the HDC program that was announced in September 2013. In 2014, we anticipate that costs under the HDC program may continue to increase as we seek to develop a drug candidate for pre-clinical development.

General and Administrative Expense

	Six Months Ended June 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)

General and administrative	$8.3	$8.1	$0.2	2%

In 2014 as compared to 2013, general and administrative expenses increased by $0.2 million, including an increase of $1.0 million in personnel-related costs, related overhead and stock compensation, offset by $0.8 million in net decreases in external professional fees. In March 2014, our former President and Chief Executive Officer, who was a member of the Board of Directors, resigned and we entered into a separation agreement with him. In the first quarter of 2014, we recognized approximately $2.0 million in costs in connection with this separation agreement, including approximately $1.0 million in cash compensation to be paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options. In 2014, we anticipate that general and administrative expenses, other than executive compensation, may increase depending upon the rate we expand our pre-commercialization activities.

Interest Expense, net

	Six Months Ended June 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Interest expense, net	1.2	$1.2	$—	—%

We anticipate that interest expense will decrease over the remainder of 2014 due to the start of principal payments in January 2014 under the GECC Term Loan and the maturity in April 2014 of the original three-year $2.0 million loan under the Oxford Term Loan.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 31,
	2014	2013
	(dollars in millions)
Cash, cash equivalents and marketable securities	$112.1	$70.2
Working capital	81.7	51.8
Cash flows (used in) provided by:
Operating activities	(41.1)	(42.1)
Investing activities	27.7	(18.0)
Financing activities	61.8	12.4

Our operating activities used cash of $41.1 million and $42.1 million in 2014 and 2013, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2014, our investing activities provided cash of $27.7 million, including the purchases of marketable securities in the amount of $17.7 million, offset by maturities of marketable securities in our investment portfolio in the amount of $45.4 million. In 2013, our investing activities used cash of $18.0 million, including the purchases of marketable securities in the amount of $61.3 million and purchases of property and equipment in the amount of $0.7 million, offset by maturities of marketable securities in our investment portfolio in the amount of $44.0 million.

Our financing activities provided cash of $61.8 million and $12.4 million in 2014 and 2013, respectively. In 2014, we raised approximately $66.7 million in net cash proceeds, including $60.9 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreements with MLV, $5.0 million in a registered direct offering to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options. In 2013, we raised approximately $14.6 million in net cash proceeds, including $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. We repaid $4.9 million and $2.2 million in principal payments in 2014 and 2013, respectively, in connection with the GECC Term Loan and the Oxford Term Loan.

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

At-The-Market Issuance Sales Agreements with MLV

We entered into at-the-market issuance sales agreements (May 2012, May 2014 and July 2014 Sales Agreements) with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time, at our option, through MLV as our sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the Sales Agreements, MLV will use commercially reasonable efforts to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreements. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We will pay MLV a commission of up to 3% of the gross proceeds. The May 2012 and May 2014 Sales Agreements were terminated by us upon the sale of substantially all stock authorized for sale under each such agreement. The July 2014 Sales Agreement may be terminated by us at any time.

In March and April 2014, we sold an aggregate of 6,588,875 shares of common stock pursuant to the May 2012 Sales Agreement for an aggregate of approximately $28.0 million in gross proceeds at an average selling price of $4.25 per share. Net proceeds to us were approximately $27.3 million after deducting commissions and other transactions costs.

From May 2014 through July 2014, we sold an aggregate of 9,424,193 shares of common stock pursuant to the May 2014 Sales Agreement for an aggregate of approximately $40.0 million in gross proceeds at an average selling price of $4.24 per share. Net proceeds to us were approximately $39.2 million after deducting commissions and other transactions costs, including approximately $33.6 million from the sale of 8,060,244 shares in the second quarter of 2014 and approximately $5.6 million from the sale of 1,363,949 shares in July 2014.

In July 2014, we reserved up to $50 million under our shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014 to-date, we sold an aggregate of 1,656,750 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $6.7 million in gross proceeds at an average selling price of $4.06 per share. Net proceeds to us were approximately $6.6 million after deducting commissions and other transactions costs.

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

Oxford Finance Corporation (Oxford)

In March 2011, we entered into a loan and security agreement with Oxford and received $2.0 million in loan funding, which we refer to herein as the Oxford Term Loan. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. In December 2012, we entered into a loan modification agreement with Oxford, as amended, under which we could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. (See Note 9 of the accompanying condensed consolidated financial statements.)

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

As of June 30, 2014, we had $112.1 million in cash, cash equivalents and marketable securities, an increase of $20.6 million from $91.5 million as of December 31, 2013. This increase principally reflects an aggregate of $65.9 million raised in net cash proceeds from sales of our common stock in April 2014 through June 2014 under the at-the-market issuance sales agreements with MLV and in a registered direct offering to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options, offset by cash used in operations and term loan principal payments as discussed under “Cash Flows” above.

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

Based on our current operating levels, we expect our $112.1 million in cash resources as of June 30, 2014, together with an aggregate of $12.2 million raised in net cash proceeds from additional sales of our common stock during the third quarter to-date under the at-the-market issuance sales agreements with MLV, will be sufficient to fund operations at least into the fourth quarter of 2015. This estimate assumes that the timing and nature of activities contemplated for the remainder of 2014 and 2015 will be conducted subject to the availability of sufficient financial resources. We continue to evaluate additional potential sources of funding, including partnership agreements, cost or risk-sharing arrangements, equity financings, sale of common stock currently reserved under the July 2014 Sales Agreement with MLV or other sources. We have an effective shelf registration statement on Form S-3 (File No. 333-187242), under which we currently have up to $187.9 million in securities available for future issuance, which includes up to $43.3 million in remaining shares of common stock that we have reserved and that may be offered and sold under the July 2014 Sales Agreement with MLV.

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity.   As of June 30, 2014, we had cash, cash equivalents and marketable securities of $112.1 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                      Exhibits

10.1                        Subscription Agreement, dated April 11, 2014, by and between Synta Pharmaceuticals Corp. and KFO Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2014 (File No. 001-33277)).

10.2                        At-the-Market Issuance Sales Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 8, 2014 (File No. 001-33277)).

10.3                        Letter Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC, terminating the At the Market Issuance Sales Agreement dated as of May 2, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 8, 2014 (File No. 001-33277)).

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

101                           The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: August 6, 2014	By:	/s/ Keith R. Gollust
Keith R. Gollust
Executive Chairman
(principal executive officer)

Date: August 6, 2014	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)