Form 10-Q
period 2014-09-30
SYNTA PHARMACEUTICALS CORP
filed 2014-11-06
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 108,895,670 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$68,478	$48,490
Marketable securities	50,802	42,986
Prepaid expenses and other current assets	2,911	765
Total current assets	122,191	92,241
Property and equipment, net	1,134	1,553
Other assets	331	1,409
Total assets	$123,656	$95,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,442	$6,589
Accrued contract research costs	14,276	10,407
Other accrued liabilities	4,994	5,718
Current portion of capital lease obligations	42	42
Current portion of term loans	9,207	9,451
Total current liabilities	32,961	32,207
Long-term liabilities:
Capital lease obligations, net of current portion	54	85
Term loans, net of current portion	6,913	13,820
Total long-term liabilities	6,967	13,905
Total liabilities	39,928	46,112
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at September 30, 2014 and December 31, 2013; 108,895,670 and 85,232,506 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11	9
Additional paid-in-capital	700,927	600,477
Accumulated other comprehensive income	11	17
Accumulated deficit	(617,221)	(551,412)
Total stockholders’ equity	83,728	49,091
Total liabilities and stockholders’ equity	$123,656	$95,203

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	16,208	17,623	52,552	51,879
General and administrative	3,241	4,171	11,505	12,236
Total operating expenses	19,449	21,794	64,057	64,115
Loss from operations	(19,449)	(21,794)	(64,057)	(64,115)
Interest expense, net	(517)	(721)	(1,752)	(1,915)
Net loss	$(19,966)	$(22,515)	$(65,809)	$(66,030)
Net loss per common share:
Basic and diluted net loss per common share	$(0.19)	$(0.33)	$(0.69)	$(0.96)
Basic and diluted weighted average number of common shares outstanding	105,774,949	69,047,161	95,160,945	69,024,656

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(19,966)	$(22,515)	$(65,809)	$(66,030)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	8	(3)	(6)	4
Comprehensive loss	$(19,958)	$(22,518)	$(65,815)	$(66,026)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(65,809)	$(66,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,665	4,490
Depreciation and amortization	504	373
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,153)	(572)
Other assets	85	25
Accounts payable	(2,147)	32
Accrued contract research costs	3,869	3,591
Other accrued liabilities	(724)	(630)
Net cash used in operating activities	(59,710)	(58,721)
Cash flows from investing activities:
Purchases of marketable securities	(68,510)	(71,183)
Maturities of marketable securities	60,688	62,367
Purchases of property and equipment	(85)	(687)
Net cash used in investing activities	(7,907)	(9,503)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs, and exercise of common stock options	89,795	1,082
Proceeds from the sale of common stock to related parties, net of transaction costs	4,992	—
Proceeds from term loans	—	13,500
Payment of term loans	(7,151)	(2,383)
Payment of capital lease obligations	(31)	(10)
Net cash provided by financing activities	87,605	12,189
Net increase (decrease) in cash and cash equivalents	19,988	(56,035)
Cash and cash equivalents at beginning of period	48,490	81,512
Cash and cash equivalents at end of period	$68,478	$25,477
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,498	$1,918

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and the consolidated results of operations, comprehensive loss and cash flows for the three months and nine months ended September 30, 2014 and 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or any other future year. For more complete financial information, these condensed consolidated financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2014.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and nine months ended September 30, 2014 and 2013, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and nine months ended September 30, 2014 and 2013, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2014, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and nine months ended September 30, 2014 and 2013, the Company did not have any transfers of financials assets between Levels 1 and 2. As of September 30, 2014, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

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

For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13— Multiple-deliverable Revenue Arrangements. ASU No. 2009-13 amended certain provisions of Accounting Standards Codification (ASC) Topic 605 — Revenue Recognition. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement’s consideration should be allocated to each unit of accounting.

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

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has a single operating segment, which is the discovery, development and commercialization of drug products.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and nine months ended September 30, 2014 and 2013, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2014	2013
Common stock options	8,262,468	6,736,209
Unvested restricted common stock	529,272	42,500

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years beginning after December 15, 2016, with early application permitted. The Company has not yet determined the effect that the adoption of this guidance will have on the disclosures included in its consolidated financial statements.

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2014 and December 31, 2013 was as follows in thousands (see Note 2):

	September 30, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$58,328	$—	$—	$58,328
Corporate debt securities due within 3 months of date of purchase (Level 2)	10,150	—	—	10,150
Total cash and cash equivalents	$68,478	$—	$—	$68,478
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	50,791	18	(7)	50,802
Total cash, cash equivalents and marketable securities	$119,269	$18	$(7)	$119,280

	December 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$40,586	$—	$—	$40,586
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,904	—	—	7,904
Total cash and cash equivalents	$48,490	$—	$—	$48,490
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,969	18	(1)	42,986
Total cash, cash equivalents and marketable securities	$91,459	$18	$(1)	$91,476

(4) Property and Equipment

Property and equipment as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Laboratory equipment	$12,207	$12,681
Leasehold improvements	4,988	4,958
Computers and software	3,083	3,220
Furniture and fixtures	1,170	1,170
	21,448	22,029
Less accumulated depreciation and amortization	(20,314)	(20,476)
	$1,134	$1,553

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.2 million and $0.1 million in the three months ended September 30, 2014 and 2013, respectively and $0.5 million and $0.4 million in the nine months ended September 30, 2014 and 2013, respectively.

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

In July 2014, the Company reserved up to $50 million under its shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, the Company sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to the Company were approximately $22.5 million after deducting commissions and other transactions costs. As of September 30, 2014, approximately $27.0 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2014, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 9,000,000 to 10,300,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2013. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted at not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of September 30, 2014, the Company had options outstanding to purchase 8,262,468 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006. As of September 30, 2014, 1,279,397 shares were available for future issuance.

The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Shares	Weighted average exercise price per share
Outstanding at January 1, 2014	6,814,417	$6.90
Options granted	2,593,627	5.44
Options exercised	(206,389)	4.14
Options cancelled	(939,187)	7.35
Outstanding at September 30, 2014	8,262,468	$6.46
Exercisable at September 30, 2014	4,724,718	$6.67

The total cash received by the Company as a result of stock option exercises during the nine months ended September 30, 2014 and 2013 was $0.8 million and $1.1 million, respectively. The weighted-average grant date fair values of options granted during the three months ended September 30, 2014 and 2013 were $3.26 and $4.21 per share, respectively, and during the nine months ended September 30, 2014 and 2013 were $4.44 and $7.65 per share, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during the nine months ended September 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively.

The following table summarizes unvested restricted share activity during the nine months ended September 30, 2014:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2014	45,000	$4.63
Vested	(29,750)	4.70
Granted	539,022	4.01
Forfeited	(25,000)	4.34
Outstanding at September 30, 2014	529,272	$4.01

Stock-Based Compensation Expense

For the three months and nine months ended September 30, 2014 and 2013, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.96%	1.74%	1.88%	1.12%
Expected life in years	6.25	6.25	6.25	6.25
Volatility	104%	103%	104%	102%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense by type of award:
Employee stock options	$1,486	$1,620	$5,486	$4,276
Restricted stock	80	63	179	214
Total stock-based compensation expense	$1,566	$1,683	$5,665	$4,490

Effect of stock-based compensation expense by line item:
Research and development	$1,066	$902	$3,329	$2,363
General and administrative	500	781	2,336	2,127
Total stock-based compensation expense included in net loss	$1,566	$1,683	$5,665	$4,490

Unrecognized stock-based compensation expense as of September 30, 2014 was as follows (dollars in thousands):

	Unrecognized stock compensation expense as of September 30, 2014	Weighted average remaining period (in years)
Employee stock options	$14,082	2.82
Restricted stock	2,080	3.74
Total	$16,162	2.94

7) Other Accrued Liabilities

Other accrued liabilities as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Compensation and benefits	$2,776	$3,137
Professional fees	1,157	1,585
Other	1,061	996
	$4,994	$5,718

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

License Arrangement

In May 2014, the Company entered into a license arrangement for its CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada.  PRCL plans to develop one of the two lead candidates licensed from us to proof-of-concept. Synta was granted a minority interest in PRCL in exchange for its contribution of know-how and intellectual property and will also hold a seat on PRCL’s Board of Directors. Synta will not be required to provide any research funding or capital contributions to PRCL. Synta will be reimbursed by PRCL for any ongoing intellectual property management costs in connection with the contributed intellectual property and may conduct preclinical research activities which would be reimbursed by PRCL. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

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

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended September 30, 2014 and 2013, the Company recognized GECC Term Loan interest expense of $0.5 million and $0.7 million, respectively, of which $0.1 million was in connection with these transaction and exit fees and expenses in each of the quarters. In the nine months ended September 30, 2014 and 2013, the Company recognized GECC Term Loan interest expense of $1.7 million and $1.8 million, respectively, of which $0.3 million and $0.4 million, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding, and in December 2012, the Company entered into a loan modification agreement, as amended, under which the Company could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance (collectively, the Oxford Term Loan). As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. The Company continues to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. The Company recognized approximately $13,000 and $36,000 in interest expense in the three months ended September 30, 2014 and 2013, respectively, and $48,000 and $99,000 in interest expense in the nine months ended September 30, 2014 and 2013, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of September 30, 2014 were approximately as follows (in thousands):

Years ending December 31,
2014	$2,299
2015	9,214
2016	4,607
Total principal payments	16,120
Less current portion	(9,207)
Long term portion	$6,913

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of September 30, 2014, we have raised an aggregate of approximately $819.2 million in cash proceeds to fund operations, including $616.2 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

During the three months and nine months ended September 30, 2014, we sold an aggregate of 7,043,634 and 21,692,753 shares of our common stock, respectively, for an aggregate of approximately $28.1 million and $89.0 million in net proceeds, respectively, pursuant to at-the-market issuance sales agreements with MLV & Co. LLC (MLV). See “—Liquidity and Capital Resources—At-The-Market Issuance Sales Agreements with MLV.”

In April 2014, we sold 1,250,000 shares of our common stock for approximately $5.0 million in net proceeds in a registered direct offering to an affiliate of a director who is our largest stockholder.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of September 30, 2014, we had an accumulated deficit of $617.2 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

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

Ganetespib is currently being evaluated in a broad range of cancer clinical trials including our GALAXY NSCLC program (GALAXY-1 and GALAXY-2) in combination with docetaxel chemotherapy, and as monotherapy in certain genetically-defined targeted patient populations. A favorable safety profile has been consistently observed across clinical trials, involving over 1,200 patients treated with ganetespib to date. Ganetespib has not shown the serious liver or common ocular toxicities reported with other

Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. The most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care. In the clinical trials conducted to date, ganetespib has shown promising activity both in combination with chemotherapy and as a monotherapy.

The results observed to date in our GALAXY program suggest a significant potential commercial opportunity for use of ganetespib in patients with advanced non-small cell lung adenocarcinoma. Lung cancer is the leading cause of cancer death worldwide in both men and women, estimated to be responsible for about 1.6 million deaths or approximately 20% of global cancer deaths in 2012. Non-small cell lung cancer (NSCLC) is the most common form of lung cancer, making up approximately 85% to 90% of all lung cancers. Adenocarcinoma is the most common subtype of NSCLC.

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

Patients in both arms of GALAXY-1 receive a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also receive ganetespib 150 mg/m2 on days 1 and 15. Treatment continues until disease progression or until treatment intolerance. To ensure balance of prognostic factors between the two arms, patients were stratified by ECOG performance status, baseline LDH level, smoking status, and time since diagnosis of advanced disease (greater than 6 months vs. less than 6 months).

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

The final analysis of GALAXY-1 data was conducted in early May 2014.  Publication of the final data from GALAXY-1 is expected in the first half of 2015. A summary of key efficacy data is presented in the tables and figures below:

	Hazard Ratio G+D vs. D	eLDH N=87	mKRAS N=89	Dg > 6 months* N=177	Adenocarcinoma N=253

OS	Unadjusted	0.88 p=0.300	1.18 p=0.755	0.71 p=0.023	0.87 p=0.150

	Adjusted	0.75 p=0.118	1.23 p=0.204	0.69 p=0.019	0.84 p=0.114

PFS	Unadjusted	1.06 p=0.595	0.93 p=0.387	0.75 p=0.040	0.85 p=0.112

	Adjusted	0.88 p=0.295	1.11 p=0.338	0.74 p=0.042	0.82 p=0.078

* The Dg > 6 months population selected for the Phase 3 GALAXY-2 trial consists of patients having a time since diagnosis of advanced disease of greater than 6 months (a stratification factor in the Phase 2b GALAXY-1 trial).

P-values are 1-sided

Hazard ratios were calculated using Cox proportional hazards model

Unadjusted: univariate analysis

Adjusted: pre-specified analysis adjusting for multiple prognostic variables such as gender, smoking status, LDH, ECOG performance status, interval since diagnosis of advanced disease, age, total baseline target lesion size, and geographic region

G+D vs. D		eLDH N=87	mKRAS N=89	Dg > 6 months* N=177	Adenocarcinoma N=253

OS	Median (months)	6.0 vs. 5.1	7.6 vs. 6.4	11.0 vs. 7.4	10.2 vs. 8.4

	Events	72 (83)%	68 (76)%	132 (75)%	190 (75)%

PFS	Median (months)	2.8 vs. 2.7	3.9 vs. 3.0	5.3 vs. 3.4	4.5 vs. 3.2

	Events	70 (80)%	73 (82)%	142 (80)%	205 (81)%

* The Dg > 6 months population selected for the Phase 3 GALAXY-2 trial consists of patients having a time since diagnosis of advanced disease of greater than 6 months (a stratification factor in the Phase 2b GALAXY-1 trial).

Figure 1: OS Kaplan Meier plot for the Dg > 6 months patient population of GALAXY-1 selected for evaluation in the GALAXY-2 Phase 3 trial

Figure 2: PFS Kaplan Meier plot for the Dg > 6 months patient population of GALAXY-1 selected for evaluation in the GALAXY-2 Phase 3 trial

Safety

The safety profile of adenocarcinoma patients treated with the combination of ganetespib (G) and docetaxel (D) was favorable, consistent with previously reported results. The most common adverse events (AEs), all grades, were neutropenia (46% vs. 45%), diarrhea (50% vs. 17%) and fatigue (35% vs. 24%), for G+D vs. D, respectively. Diarrhea was effectively prevented or managed with standard supportive care; the incidence of grade 3 or 4 diarrhea was 4% (G+D) vs. 0% (D). Fatigue was predominantly grade 1 and grade 2; grade 3 or 4 fatigue was 6% (G+D) vs. 4% (D). The most common grade 3 or 4 AEs were neutropenia (41% vs. 42%), leukopenia (10% vs 6%) and febrile neutropenia (9% vs. 5%). Only one case of visual impairment was reported in this study, which was mild (Grade 1) and transient. The safety profile of patients in the Dg > 6 months population being evaluated in Phase 3 was comparable to the profile in the adenocarcinoma population.

GALAXY-2 Phase 3 Trial

In early 2013, we initiated the GALAXY-2 trial, a global, randomized, multi-center study comparing the same treatments as in GALAXY-1 in the 2nd-line non-small cell adenocarcinoma patient population, with overall survival as the primary endpoint. Patients are required to have an interval since diagnosis of advanced disease of at least 6 months and have tumors that are negative for both EGFR mutation and ALK translocation.

Patients on both arms receive docetaxel generally for four to six 21-day cycles, according to standard practice at their treatment center. After completion of docetaxel treatment, patients on the ganetespib arm are eligible to continue to receive ganetespib monotherapy as maintenance treatment.

The GALAXY-2 trial is expected to enroll a total of approximately 850 patients. Assuming a median overall survival of 7 months in the control arm and 9.3 months in the combination arm (a hazard ratio of 0.75), 5 months of follow up, and a two-sided overall Type I error rate of 0.05, GALAXY-2 has an 92% or higher power to detect a statistically significant treatment difference at the final analysis. Following agreement with the FDA on the statistical analysis plan, the primary endpoint analysis will be based on an evaluation of overall survival in the intent-to-treat population, and a pre-specified analysis of overall survival in ALK- and EGFR-negative patients will be conducted as a supportive analysis. Two event-driven interim analyses of the overall survival primary endpoint of GALAXY-2 have been pre-specified.

Based on current projections and statistical assumptions, we expect that the two GALAXY-2 interim overall survival analyses will be conducted in the second half of 2015, and we expect that the final overall survival analysis will be conducted in the first half of 2016.

Clinical trial of ganetespib and crizotinib combination in ALK positive, crizotinib-naïve NSCLC patients

This clinical trial is sponsored by Memorial Sloan Kettering Cancer Center in NYC. In the first stage, initiated in 2012, the safety profile of escalating doses of the combination was successfully evaluated. The study physician has decided not to proceed into Phase 2 due to the availability of new ALK inhibitor drugs.

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

I-SPY 2 was created as a pre-competitive consortium that brings together the Food and Drug Administration (FDA), National Cancer Institute (NCI), pharmaceutical companies, leading academic medical centers, and patient advocacy groups under its umbrella. I-SPY 2 is sponsored by QuantumLeap Healthcare Collaborative (QLHC), a non-profit 501(c)(3) foundation dedicated to accelerating healthcare solutions. QLHC shares a unique partnership with the Foundation for the National Institutes of Health Biomarkers Consortium, who manages intellectual property that emerges from the trial. The trial was developed by principal investigators, Laura J. Esserman, M.D., M.B.A., Professor of Surgery and Radiology and Director of the Carol Frank Buck Breast Care Center at UCSF Helen Diller Family Comprehensive Cancer Center in San Francisco, and Donald A. Berry, Ph.D., Professor in the Department of Biostatistics at The University of Texas MD Anderson Cancer Center, and founder of Berry Consultants.

As we announced on October 29, 2014, the arm evaluating ganetespib in the I-SPY 2 TRIAL has been initiated and is open to enrolling patients. Ganetespib will initially be available to patients with HER2-negative disease with the intent to expand its eligibility to all biomarker subtypes after safety testing with trastuzumab is completed.

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

•                  The AML-18 trial, which has initiated and is expected to begin enrolling patients in the fourth quarter of 2014, will evaluate ganetespib with standard DA (daunorubicin and Ara-C) in patients over 60 years old who can tolerate intensive chemotherapy vs. treatment with standard DA alone. Up to 300 patients are expected to be enrolled in the ganetespib arm. Results from a pilot study conducted in the UK in 2012 under the auspices of the Cardiff Experimental Cancer Medicine Centre confirmed the feasibility and safety of combining ganetespib with intensive chemotherapy in older patients with AML.

•                  The AML-19 trial, expected to begin enrolling patients in the first half of 2015, will evaluate ganetespib in combination with conventional chemotherapy vs chemotherapy alone in younger patients with AML. The trial is expected to enroll more than 500 patients in the ganetespib arm and will be conducted by the UK NCRI Group, a network of over 100 institutions. Patients will receive ganetespib sequentially to standard intensive therapy, followed by ganetespib maintenance treatment. The objective is to identify if ganetespib reduces the risk of relapse in the overall population or in key subgroups, and as a result, improves overall survival, the primary endpoint.

The selection of ganetespib for these studies was supported by preclinical results generated by Synta and its academic collaborators, including Alan K. Burnett of Cardiff University and Sanjay Bansal of the UT Health Science Center at San Antonio. Results from these studies show that ganetespib inhibits a number of cancer-promoting factors believed to contribute to the proliferation of leukemic cells and renders them more vulnerable to treatment with chemotherapy.

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

Enrollment of the safety lead-in Phase 1 portion of GANNET53 opened in July 2014, with centers in Austria, Belgium, France, and Germany participating. The randomized phase 2 portion is anticipated to open in the first quarter of 2015. The study’s consortium consists of national clinical trial groups in gynecological oncology and high-volume university centers as well as noted p53 scientists and three innovative small and medium sized companies.

Ganetespib in Sarcoma

In November 2014, we announced that we have been invited by the FDA to participate in a meeting of the Oncologic Drugs Advisory Committee’s (ODAC) Pediatric Subcommittee on December 11, 2014. The purpose of the meeting is to inform the FDA as to whether there is sufficient interest in the pediatric investigator community to warrant the FDA issuing a Pediatric Written Request to Synta. If the FDA issues a Pediatric Written Request and we fulfill its requirements, an additional six months of exclusivity in the US will be granted to ganetespib.

SARC 023, sponsored by the Sarcoma Alliance for Research through Collaboration (SARC), is an open label Phase 1/2 trial of ganetespib in combination with the mTOR inhibitor sirolimus in patients with refractory sarcoma, including malignant peripheral nerve sheath tumors (MPNSTs). The Pediatric Subcommittee of ODAC will review the design of SARC 023, as well as pre-clinical data demonstrating the scientific rationale for studying this combination in a clinical trial. The Phase 1 portion of the study, which is currently ongoing, is designed to assess the safety, tolerability, and maximum tolerated/recommended dose of the combination in patients > 18 years of age (to be amended to > 16 years of age) with refractory sarcomas or unresectable or metastatic sporadic or neurofibromatosis type-1 associated MPNST. Upon determination of the recommended dosing, the primary objective of the phase 2 portion will be to determine the clinical benefit rate (CR, PR, or stable disease > 4 months using WHO criteria) of the combination in patients with refractory MPNST. Secondary objectives include determination of the pharmacokinetic profile of these agents in combination and pharmacodynamic markers in tumor tissue and peripheral blood mononuclear cells, patient reported pain outcomes, and volumetric MRI analysis of tumor measurement.

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

We have presented preliminary preclinical data from our HDC program at meetings throughout 2014 including two posters presentations at the 105th Annual Meeting of the American Association for Cancer Research (AACR) in April. We expect to present additional HDC data at future scientific conferences including an upcoming poster highlighting HDC preclinical results to be presented at the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Barcelona in November.

Our Inflammatory Disease Program

CRACM Ion Channel Inhibitors

We have developed novel, small molecule inhibitors of CRACM ion channels expressed on immune cells. Our CRACM ion channel inhibitors have shown strong anti-inflammatory activity in preclinical studies both in vitro and in vivo , inhibiting T cell and mast cell activity, including cytokine release, degranulation, and immune cell proliferation. Potential applications include a wide range of inflammatory diseases and disorders for which modulating T cell and mast cell function have been shown to be critical, including rheumatoid arthritis (RA), asthma, chronic obstructive pulmonary disease (COPD), allergy, transplant rejection, and other autoimmune diseases and inflammatory conditions. We have several promising CRACM inhibitors in preclinical development. Because there are a number of CRACM ion channel targets on immune cells, we believe that CRACM inhibitor compounds can be developed that target different diseases.

In May 2014, we entered into a license arrangement for our CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada.  PRCL plans to develop one of the two lead candidates licensed from us to proof-of-concept.  We were granted a minority interest in PRCL in exchange for our contribution of know-how and intellectual property and we will also hold a seat on PRCL’s Board of Directors. We will not be required to provide any research funding or capital contributions to PRCL. We will be reimbursed by PRCL for intellectual property management costs in connection with the contributed intellectual property and may conduct preclinical research activities which would be reimbursed by PRCL. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will help manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

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

We anticipate that the overall research and development costs, principally under the ganetespib program, may increase during the remainder of 2014 and in 2015 as we further advance the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and conduct non-clinical supporting activities.

Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors’ and officers’ liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. We anticipate that general and administrative expense will remain at current levels during the remainder of 2014 and may increase in 2015 depending upon the rate that we expand our pre-commercialization activities related to ganetespib.

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

Consolidated Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues

There were no revenues in each of 2014 and 2013.

Research and Development Expense

	Three Months Ended September 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$13.8	$15.8	$(2.0)	(13)%
Elesclomol	0.1	—	0.1	—%
Total clinical-stage drug candidates	13.9	15.8	(1.9)	(12)%
CRACM	0.1	0.2	(0.1)	(50)%
Early stage programs and other	2.2	1.6	0.6	38%
Total research and development	$16.2	$17.6	$(1.4)	8%

Ganetespib

In 2014 as compared to 2013, costs incurred under our ganetespib program decreased by $2.0 million, including decreases of $1.5 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million in net decreases for external costs. Internal costs decreased principally due to available resources being allocated to our HDC program. External costs overall decreased due to the increase resulting from the advancement of the GALAXY-2 trial that commenced enrollment in April 2013 and start-up activities that were incurred in support of the I-SPY 2 breast cancer trial, offset by lower costs incurred in 2014 related to the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial, our Phase 2 trial in HER2+ or triple-negative breast cancer, and other company-sponsored trials. In addition, costs were incurred in the third quarter of 2013 for the conduct of NDA-supporting clinical pharmacology studies that were not incurred in the third quarter of 2014. We anticipate that the overall costs under our ganetespib program may increase during the remainder of 2014 and in 2015 as we further advance the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and conduct non-clinical supporting activities.

Elesclomol

In 2014 as compared to 2013, costs incurred under our elesclomol program increased by $0.1 million, principally due to increases in external costs. We anticipate that future costs under our elesclomol program will remain at low levels related to the pace of the ongoing clinical trial in ovarian cancer being conducted by the GOG.

CRACM

In 2014 as compared to 2013, costs incurred under our CRACM program decreased by $0.1 million, principally due to decreases in personnel-related costs, related research supplies, operational overhead and stock compensation. These decreases were the result of a lower investment in the CRACM program as we sought a corporate partner. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

Early-stage programs

In 2014 as compared to 2013, costs incurred under our early stage programs increased by $0.6 million, including increases of $0.7 million in personnel-related costs, related research supplies, operational overhead and stock compensation, offset by a $0.1 million decrease in external costs. These net increases were principally the result of our investment in the HDC program that was announced in September 2013. We anticipate that costs under the HDC program will remain at current levels during the remainder of 2014 and may increase in 2015 as we seek to develop a drug candidate for pre-clinical development.

General and Administrative Expense

	Three Months Ended September 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
General and administrative	$3.2	$4.2	$(1.0)	(24)%

In 2014 as compared to 2013, general and administrative expenses decreased by $1.0 million, including decreases of $0.3 million in personnel-related costs, related overhead and stock compensation and $0.7 million in net decreases in external professional fees. In August 2014, we announced the hiring of a new President, Chief Executive Officer and member of the Board of Directors and entered into an employment contract with her. In the third quarter of 2014, we recognized approximately $0.4 million in related upfront cash compensation for a sign-on bonus and relocation allowance. This increase was offset by executive compensation that was incurred in the third quarter of 2013 that was not incurred in the third quarter of 2014. We anticipate that general and administrative expense will remain at current levels during the remainder of 2014 and may increase in 2015 depending upon the rate that we expand our pre-commercialization activities related to ganetespib.

Interest Expense, net

	Three Months Ended September 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Interest expense, net	0.5	$0.7	$(0.2)	(29)%

In 2014 as compared to 2013, interest expense decreased due to the start of principal payments in January 2014 under the GECC Term Loan and the maturity in April 2014 of the original three-year $2.0 million loan under the Oxford Term Loan. We anticipate that interest expense will remain at current levels during the remainder of 2014 and decrease in 2015 as we continue to make principal payments under the GECC Term Loan.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenues

There were no revenues in each of 2014 and 2013.

Research and Development Expense

	Nine Months Ended September 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$44.0	$47.0	$(3.0)	(6)%
Elesclomol	0.4	0.1	0.3	300%
Total clinical-stage drug candidates	44.4	47.1	(2.7)	(6)%
CRACM	0.2	0.9	(0.7)	(78)%
Early stage programs and other	8.0	3.9	4.1	105%
Total research and development	$52.6	$51.9	$0.7	1%

Ganetespib

In 2014 as compared to 2013, costs incurred under our ganetespib program decreased by $3.0 million, including decreases of $2.4 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.6 million in net decreases for external costs. Internal costs decreased principally due to available resources being allocated to our HDC program. External costs overall decreased due to the increase resulting from the advancement of the GALAXY-2 trial that commenced enrollment in April 2013 and start-up activities that were incurred in the third quarter of 2014 in support of the I-SPY 2 breast cancer trial, offset by lower costs incurred in 2014 related to the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials. In addition, costs were incurred in 2013 for the conduct of NDA-supporting clinical pharmacology studies that were not incurred in 2014.

Elesclomol

In 2014 as compared to 2013, costs incurred under our elesclomol program increased by $0.3 million, principally due to increases of $0.1 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million in external costs. These increases were principally related to the pace of the ongoing clinical trial in ovarian cancer.

CRACM

In 2014 as compared to 2013, costs incurred under our CRACM program decreased by $0.7 million, principally due to decreases of $0.5 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million in external costs. These decreases were the result of a lower investment in the CRACM program as we sought a corporate partner. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

Early-stage programs

In 2014 as compared to 2013, costs incurred under our early stage programs increased by $4.1 million, including increases of $4.0 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million in external costs. These increases were principally the result of our investment in the HDC program that was announced in September 2013.

General and Administrative Expense

	Nine Months Ended September 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)

General and administrative	$11.5	$12.2	$(0.7)	(6)%

In 2014 as compared to 2013, general and administrative expenses decreased by $0.7 million, including $1.5 million in net decreases in external professional fees principally related to lower patent prosecution costs, offset by an increase of $0.8 million in personnel-related costs, related overhead and stock compensation. In March 2014, our former President and Chief Executive Officer, who was a member of the Board of Directors, resigned and we entered into a separation agreement with him. In the first quarter of 2014, we recognized approximately $2.0 million in costs in connection with this separation agreement, including approximately $1.0 million in cash compensation to be paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options. In August 2014, we announced the hiring of a new President, Chief Executive Officer and member of the Board of Directors and entered into an employment contract with her. In the third quarter of 2014, we recognized approximately $0.4 million in related upfront cash compensation for a sign-on bonus and relocation allowance. These increases were offset principally by executive compensation that was incurred in 2013 that was not incurred in 2014.

Interest Expense, net

	Nine Months Ended September 30,		2014 to 2013 Change
	2014	2013	$	%
	(dollars in millions)
Interest expense, net	1.8	$1.9	$(0.1)	(5)%

In 2014 as compared to 2013, interest expense decreased due to the start of principal payments in January 2014 under the GECC Term Loan and the maturity in April 2014 of the original three-year $2.0 million loan under the Oxford Term Loan.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
Cash, cash equivalents and marketable securities	$119.3	$53.4
Working capital	89.2	28.8
Cash flows (used in) provided by:
Operating activities	(59.7)	(58.7)
Investing activities	(7.9)	(9.5)
Financing activities	87.6	12.2

Our operating activities used cash of $59.7 million and $58.7 million in 2014 and 2013, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2014, our investing activities used cash of $7.9 million, including the purchases of marketable securities in the amount of $68.5 million and purchases of property and equipment in the amount of $0.1 million, offset by maturities of marketable securities in our investment portfolio in the amount of $60.7 million. In 2013, our investing activities used cash of $9.5 million, including the purchases of marketable securities in the amount of $71.2 million and purchases of property and equipment in the amount of $0.7 million, offset by maturities of marketable securities in our investment portfolio in the amount of $62.4 million.

Our financing activities provided cash of $87.6 million and $12.2 million in 2014 and 2013, respectively. In 2014, we raised approximately $94.8 million in net cash proceeds, including $89.0 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreements with MLV, $5.0 million in a registered direct offering to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options. In 2013, we raised approximately $14.6 million in net cash proceeds, including $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. We repaid $7.2 million and $2.4 million in principal payments in 2014 and 2013, respectively, in connection with the GECC Term Loan and the Oxford Term Loan.

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

At-The-Market Issuance Sales Agreements with MLV

We entered into at-the-market issuance sales agreements (May 2012, May 2014 and July 2014 Sales Agreements) with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time, at our option, through MLV as our sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the Securities Act), including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the Sales Agreements, MLV will use commercially reasonable efforts to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreements. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We will pay MLV a commission of up to 3% of the gross proceeds. The May 2012 and May 2014 Sales Agreements were terminated by us upon the sale of substantially all stock authorized for sale under each such agreement. The July 2014 Sales Agreement may be terminated by us at any time.

In March and April 2014, we sold an aggregate of 6,588,875 shares of common stock pursuant to the May 2012 Sales Agreement for an aggregate of approximately $28.0 million in gross proceeds at an average selling price of $4.25 per share. Net proceeds to us were approximately $27.3 million after deducting commissions and other transactions costs.

From May 2014 through July 2014, we sold an aggregate of 9,424,193 shares of common stock pursuant to the May 2014 Sales Agreement for an aggregate of approximately $40.0 million in gross proceeds at an average selling price of $4.24 per share. Net proceeds to us were approximately $39.2 million after deducting commissions and other transactions costs.

In July 2014, we reserved up to $50 million under our shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, we sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to us were approximately $22.5 million after deducting commissions and other transactions costs. As of September 30, 2014, approximately $27.0 million remained reserved under our shelf registration statement and applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

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

Oxford Finance Corporation (Oxford)

In March 2011, we entered into a loan and security agreement with Oxford and received $2.0 million in loan funding, and in December 2012, we entered into a loan modification agreement, as amended, under which we could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013, which we collectively refer to herein as the Oxford Term Loan. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. We continue to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. (See Note 9 of the accompanying condensed consolidated financial statements.)

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

As of September 30, 2014, we had $119.3 million in cash, cash equivalents and marketable securities, an increase of $27.8 million from $91.5 million as of December 31, 2013. This increase principally reflects an aggregate of $94.0 million raised in net cash proceeds from sales of our common stock in April 2014 through September 2014 under the at-the-market issuance sales agreements with MLV and in a registered direct offering to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options, offset by cash used in operations and term loan principal payments as discussed under “Cash Flows” above.

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

Based on our current operating levels, we expect our $119.3 million in cash resources as of September 30, 2014 will be sufficient to fund operations at least into the fourth quarter of 2015. This estimate assumes no additional funding from new partnership agreements, equity financing events or further sales under our ATM, and that the timing and nature of certain activities contemplated for the remainder of 2014 and 2015 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-187242), under which we currently have up to $171.6 million in securities available for future issuance, which includes up to $27.0 million in remaining shares of common stock that we have reserved and that may be offered and sold under the July 2014 Sales Agreement with MLV.

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of September 30, 2014, we had cash, cash equivalents and marketable securities of $119.3 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2014, we issued options to purchase common stock and restricted common stock to Anne C. Whitaker, our President and Chief Executive Officer, as a new hire inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act.  The inducement grant consisted of an option to purchase up to 250,000 shares of common stock and 500,000 shares of restricted stock. The options will be exercisable at a price of $4.00 per share (the closing price on September 2, 2014) and will vest as to 25% of the shares on September 2, 2015, and as to an additional 6.25% of the shares on the last day of each successive three-month period thereafter, provided that Ms. Whitaker remains employed by us on the vesting date. The restricted stock will vest as to 25% of the shares on September 2, 2015, and as to an additional 6.25% of the shares on the last day of each successive three-month period thereafter, provided that Ms. Whitaker remains employed by us on the vesting date.  In addition to these inducement grants, Ms. Whitaker also received an option to purchase 500,000 shares of common stock pursuant to our Amended and Restated 2006 Stock Plan at the same price and on the same terms as the inducement option grant.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                 Exhibits

10.1                        Tenth Amendment to Loan and Security Agreement dated as of July 17, 2014 by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation and MidCap Funding III, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 18, 2014 (File No. 001-33277)).

10.2                        At-the-Market Issuance Sales Agreement, dated July 18, 2014, by and between the Registrant and MLV & Co. LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 18, 2014 (File No. 001-33277)).

10.3                        Executive Employment Agreement, dated August 1, 2014, between the Registrant and Anne C. Whitaker  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2014 (File No. 001-33277)).

10.4                        Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.

10.5                        Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.

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

101                           The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: November 6, 2014	By:	/s/ Anne C. Whitaker
Chief Executive Officer and President
(principal executive officer)

Date: November 6, 2014	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Vice President Finance and Administration,
Chief Financial Officer
(principal accounting and financial officer)