Form 10-K
period 2014-12-31
SYNTA PHARMACEUTICALS CORP
filed 2015-03-12
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $275,002,606.09.

          As of March 6, 2015 the registrant had 109,120,670 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 1.    BUSINESS

The Company

        Synta Pharmaceuticals Corp. is an innovative, agile biopharmaceutical company focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. Our lead oncology drug candidate, ganetespib, a novel heat shock protein 90 (Hsp90) inhibitor, is currently being evaluated in several large randomized clinical trials including GALAXY-2, a pivotal Phase 3 trial in non-small cell lung cancer (NSCLC), as well as in breast cancer, ovarian cancer and acute myeloid leukemia (AML). We are also developing several candidates from our proprietary Hsp90 inhibitor Drug Conjugate program (HDC Program), which leverages the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver a wide array of anti-cancer payloads. Our first clinical candidate from our HDC Program, STA-12-8666, is undergoing testing to enable the filing of an investigational new drug application (IND). Preclinical evaluation of additional HDC candidates is ongoing. We also have an additional clinical-stage oncology candidate: elesclomol, a mitochondrial metabolism inhibitor.

Our Approach

Targeting Hsp90—Single Target, Inhibition of Multiple Oncogenic Pathways

        Hsp90 is a chaperone protein required for the structural and functional maturation of numerous client proteins, many of which play critical roles in cell growth, differentiation and survival. Many research groups have shown that cancer cells exploit the Hsp90 chaperone function to protect a variety of mutated and/or overexpressed oncoproteins from degradation. Relative to their normal counterparts, cancer cells are often more reliant on elevated levels of the active Hsp90 complex and as such, appear to be selectively sensitive to Hsp90 inhibitors, including ganetespib.

        In contrast to therapies that target a single oncogene driver, such as EGFR or HER2, inhibition of Hsp90 results in the simultaneous disruption of numerous oncogenic signaling pathways that are critical for tumor cell proliferation and survival. The biological effects of ganetespib can be divided into three categories:

  •
  Deactivation of driver oncogenes.  Certain genetically defined cancers, such as lung cancer with ALK translocations or HER2 overexpressing breast cancer, show a strong dependence on a single Hsp90 client protein. Hsp90 inhibition, by leading to the destabilization of these client proteins, offers an approach to treating these cancers that is distinct from direct inhibition of the oncogene driver by kinase inhibitors or antibodies. Hsp90 clients that drive certain oncogene-addicted cancers include ALK, HER2, mutant BRAF and EGFR, androgen receptor (AR), estrogen receptor (ER), and JAK2.

  •
  Reduction of tumor spread.  In advanced stage disease, tumors develop properties that allow them to spread throughout the body. These properties include the activation of pathways that regulate new blood vessel formation (angiogenesis) and those that enable cancer cell separation from primary tumors and establishment of new tumor lesions (metastasis). Many Hsp90 client proteins play key roles in these processes. These include HIF-1alpha, VEGFR, PDGFR, and VEGF in angiogenesis; and MET, RAF, AKT, MMPs, HIF-1alpha, and IGF-1R in metastasis. In preclinical models, ganetespib has shown ability to inhibit these proteins and suppress angiogenesis and metastasis.

  •
  Enhanced activity of targeted agents.  Cancer cells often develop resistance to commonly used anti-cancer treatments such as chemotherapy, targeted agents, and radiation therapy. Many of the resistance mechanisms to chemotherapy or radiation therapy involve cell-cycle checkpoint, DNA repair, and anti-apoptosis pathways, which rely on Hsp90 client proteins including ATR, BCL2, BRCA1/2, CDK1/4, CHK1, survivin, and WEE1. Inhibition of these client proteins by ganetespib provides a rationale to add ganetespib to chemotherapy or radiation treatment in order to reduce resistance and improve clinical activity. Recently identified resistance mechanisms to targeted agents such as VEGF inhibitors or mTOR inhibitors also rely on Hsp90 client proteins. In preclinical models of cancer, ganetespib has shown synergistic activity with (1) chemotherapies including docetaxel, paclitaxel, pemetrexed, gemcitabine, cytarabine, irinotecan, etoposide, doxorubicin, carboplatin, cisplatin, and vincristine; (2) targeted agents including ALK inhibitors, HER2 inhibitors, mTOR inhibitors, BRAF inhibitors, MEK inhibitors, EGFR inhibitors, and proteasome inhibitors; and (3) radiation therapy.

Ganetespib: Potential Best-in-Class Hsp90 Inhibitor

        Preclinical and clinical results have shown that ganetespib is a potent and selective inhibitor of Hsp90, supporting the promise for therapeutic intervention in a broad range of malignancies. Inhibition of Hsp90 by ganetespib leads to the simultaneous degradation of many client proteins and the subsequent death or cell cycle arrest of cancer cells dependent on those proteins. A number of Hsp90 client proteins are also involved in the resistance of cancer cells to other anti-cancer treatments, such as chemotherapy. The ability to reduce cancer-cell drug resistance suggests that the combination of ganetespib with chemotherapies or other anti-cancer agents may result in greater efficacy than those agents administered alone.

        We believe that ganetespib has an optimized profile as compared to first generation Hsp90 inhibitors. Some of the key differentiating properties of ganetespib highlighted in results published in Molecular Cancer Therapeutics in December 2011 and Toxicology and Applied Pharmacology 2012 include:

  •
  Novel structure.  Ganetespib is a small molecule that is structurally unrelated to first-generation, ansamycin class Hsp90 inhibitors, such as 17-AAG or 17-DMAG.

  •
  Improved potency.  In preclinical studies, ganetespib has shown 10-100 times greater potency than 17-AAG across a broad range of cancer cell types as well as activity in animal models that are resistant to treatment with 17-AAG.

  •
  Absence of molecular component believed to cause liver toxicity.  The hepatotoxicity observed with the ansamycin class of Hsp90 inhibitors is thought to be associated with a chemical moiety (benzoquinone group) not found in the ganetespib clinical structure. In preclinical models, no evidence of changes in liver enzymes or histopathology have been observed.

  •
  Absence of serious ocular toxicity.  In clinical trials certain Hsp90 inhibitors have caused visual disturbances, suggesting retinal dysfunction. In animal models, ganetespib has not been associated with ocular toxicity. As compared to Hsp90 inhibitors which are known to induce visual symptoms in the clinic and marked retinal photoreceptor death, ganetespib does not appear to elicit photoreceptor injury. Ganetespib has also been shown to have a lower retina/plasma exposure ratio and high retinal elimination rate than Hsp90 inhibitors which are associated with ocular toxicity.

        The differentiating characteristics of ganetespib seen in preclinical and animal studies have also been observed in the human clinical trials we have conducted to date. Specifically, a favorable safety profile has been consistently observed across clinical trials, involving over 1,350 patients, treated with ganetespib. Ganetespib has not shown the serious liver or common ocular toxicities reported with other Hsp90 inhibitors, or the neurotoxicity, bone marrow toxicities, and alopecia characteristic of many chemotherapies. Additionally, the most common adverse event reported with ganetespib has been transient, mild or moderate diarrhea, which can be prevented or effectively managed with standard supportive care. Ganetespib has also shown promising activity both in combination with chemotherapy and as a monotherapy, in the clinical trials conducted to date.

Hsp90 inhibitor Drug Conjugate (HDC) Program: Leveraging preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver anti-cancer payloads

        In September 2013, we announced the launch of a novel, proprietary small molecule cancer drug development program: the HDC Program. This innovative approach to tumor targeted delivery is being developed to capitalize on the prolonged retention of Hsp90 inhibitors in tumors to trap an active agent of interest inside cancer cells. The HDC Program builds on our extensive expertise in the science of Hsp90.

        The HDC platform is based on the observation that small molecule inhibitors of Hsp90 are retained in tumors for as much as 20 times longer than in blood or normal tissue. Preclinical experiments have shown that following intravenous administration in animals, ganetespib can persist in tumor cells for over a week, while it is cleared from blood and normal tissues in a matter of hours. Similar results demonstrating this characteristic have been published by others using first-generation Hsp90 inhibitors such as 17-AAG and its derivatives, as well as other classes of Hsp90 inhibitors.

        Figure 1: Hsp90 Inhibitor Retention in Tumors, Class Effect

References:    (1) Halada, et a;. poster at DMDG, Cambridge, UK September 2009; (2) Jensen, et al. Breast Cancer Res. 2008;10(2):R33; (3) Bao, et al. Clin Cancer Res. 2009 Jun 15;15(12):4046-57; (4) Wettstein et al. EORTC-AACR-NCI 2008, Abstract 150; (5) Eiseman, et al. Cancer Chem. Pharm. 2005 Jan;55(1):21-32.

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

        Current oncology therapeutics are generally divided into two categories: cytotoxic agents and molecularly targeted therapies. Cytotoxic agents are often broadly active, but have the disadvantage of high toxicity caused by damage to normal cells, which limits their utility. Drugs that target specific protein drivers of cancer cell growth are generally more tumor selective, yet often lead to tumor resistance via point mutations in their target (e.g., ALK, BRAF, EGFR inhibitors) or activation of alternative signaling pathways (e.g., MEK, ERK or AKT up-regulation).

        Most cancer drugs are given systemically and therefore can affect normal tissues and organs and cause toxicity. In recognition of this problem, several therapeutic strategies have been developed to attempt selective delivery of anticancer drugs to tumors. For example, Antibody-Drug Conjugates (ADCs) are used for the delivery of potent anti-cancer payloads to tumors.

        Conceptually, HDCs are designed for targeted drug delivery with potentially broader applicability relative to ADCs. Because of its unique properties, we believe that Hsp90 may represent one of the most compelling targets for delivering drug payloads to tumors.

        HDCs are drug candidates consisting of an Hsp90 inhibitor (targeting moiety) joined to an anti-cancer agent (payload) via a cleavable chemical linker optimized for controlled release of payload drug inside cancer cells. HDCs are small molecules that do not require cell surface antigens for targeting or active transport (endocytosis) for cellular uptake. Upon cell entry typically via passive diffusion, HDCs can bind intracellular Hsp90 that is present in significant amounts in a wide range of cancers.

        Figure 2: The HDC Program: using the preferential retention of Hsp90 inhibitors by tumor cells to selectively deliver anti-cancer payloads.

        Upon systemic administration HDCs have the potential to achieve significantly higher concentrations of active anticancer drugs (payloads) in tumors than the concentrations achieved when such anticancer drugs are given in their original, unconjugated form. It is important to note that such high concentrations are sustained over prolonged periods of time, thus significantly increasing the exposure of tumors to the anticancer drug relative to the exposure that can be achieved when such anticancer drugs are given in their original, unconjugated form.

        We believe that our HDC platform has the potential to enable the rapid creation of an extensive proprietary pipeline of novel anticancer drugs that we may elect to develop independently or co-develop with selected partners.

        We have developed Hsp90 inhibitor conjugated chemotherapeutics, kinase inhibitors, hormone therapies, immunomodulators, and epigenetic modifiers, creating the potential for next-generation compounds in each of these categories. Examples include Hsp90 inhibitor-conjugated bendamustine, temozolomide, doxorubicin, 5-FU, pemetrexed, gemcitabine, SN-38, topotecan, vorinostat, panobinostat, fulvestrant, abiraterone, lenalidomide, pomalidomide, docetaxel, carboplatin, bortezomib, carfilzomib, flavopiridol, staurosporine, vemurafenib, sunitinib, and sorafenib.

        In October 2013, we announced the publication of the first key patent application covering our proprietary HDC technology, which includes composition of matter claims covering HDC compounds, methods for identifying therapeutically effective compounds, and methods of use against a wide range of diseases and conditions. Any resulting patent, if issued, would expire no earlier than 2034.

        In the first quarter of 2015, we advanced STA-12-8666, a conjugate of an Hsp90 inhibitor and SN-38, the highly potent active metabolite of the widely used drug irinotecan, into IND enabling studies. We expect to submit an IND for STA-12-8666 by the first quarter of 2016. Preclinical pharmacological studies have shown that SN-38 exposure in tumors (concentration over time) is significantly greater with STA-12-866 compared to irinotecan. Activity of STA-12-8666 has been evaluated preclinically in more than a dozen tumor models. Results from these studies show consistently higher activity than irinotecan at the equivalent doses and at their respective maximum tolerated doses (MTDs). Preclinical and animal toxicity studies conducted to date also suggest an improved tolerability profile for STA-12-8666 as compared to irinotecan. In addition to STA-12-8666, we expect to identify one additional HDC drug candidate to nominate for preclinical development in the first half of 2016.

Our Drug Candidate Pipeline

        The following table summarizes the key ongoing trials and current development status for our drug candidates:

Our Recent Achievements

        In 2014, we achieved several important clinical milestones across studies and tumor types with our lead drug candidate, ganetespib, and made significant progress with our HDC Program. We have also solidified Synta's leadership with key additions to the executive management team and Board of Directors.

        Key achievements in 2014 include:

  •
  We announced final results from the global, randomized, multi-center Phase 2b GALAXY-1 study comparing the combination of ganetespib and docetaxel to docetaxel alone for the second-line treatment of advanced non-small cell adenocarcinoma. The final results from this trial, in particular the encouraging overall survival results and tolerability profile in patients whose time from diagnosis of advanced disease is greater than 6 months (Dx > 6 months), support the selection of this population for the pivotal Phase 3 GALAXY-2 trial.

  •
  We announced results from the ENCHANT-1 trial, a single-arm multi-center Phase 2 proof-of-concept study designed to evaluate ganetespib administered as monotherapy for the treatment of metastatic breast cancer, at the 2014 European Breast Cancer Conference (EBCC). The results demonstrated encouraging single-agent activity in both HER2+ and triple-negative disease. The strength of the scientific rationale and evidence of clinical activity in ENCHANT-1 led to the selection of ganetespib into the third-party sponsored, randomized Phase 2 I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2) in women with newly diagnosed, early stage breast cancer; an I-SPY 2 trial arm evaluating ganetespib initiated in the fourth quarter of 2014.

  •
  We announced the advancement of ganetespib into the Phase 3 extension of the AML LI-1 trial after meeting pre-specified interim efficacy analysis criteria in July 2014. The third-party sponsored, multicenter randomized Phase 2/3 AML LI-1 (less intensive) trial is evaluating treatments in newly diagnosed patients with acute myeloid leukemia (AML) or high-risk myelodysplastic syndrome (MDS) over 60 years of age who are not eligible for intensive chemotherapy. Ganetespib was also selected for two additional, randomized Phase 2/3 AML trials by the same external sponsors: AML-18 and AML-19; initiation of the AML-18 trial was announced in Q4 2014.

  •
  We announced that the randomized GANNET53 trial in metastatic, platinum-resistant ovarian cancer, led by an independent consortium of investigators with third party financial support, commenced enrollment in the safety lead-in Phase 1 portion of the study in the third quarter of 2014. GANNET53 is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, platinum-resistant ovarian cancer, which is commonly associated with p53 mutations.

  •
  We were invited by the U.S. Food and Drug Administration (FDA) to participate in a meeting of Oncologic Drugs Advisory Committee's (ODAC) Pediatric Subcommittee on December 2014 to inform the FDA as to whether there is sufficient interest to warrant the FDA issuing a Pediatric Written Request to Synta. At the meeting, the subcommittee reviewed the SARC 023 study, an open label Phase 1/2 trial of ganetespib in combination with the mTOR inhibitor sirolimus in patients with refractory sarcoma including malignant peripheral nerve sheath tumors (MPNSTs), sponsored by the Sarcoma Alliance for Research through Collaboration (SARC).

  •
  We presented preliminary preclinical data from our HDC Program including our lead candidate, STA-12-8666, at scientific meetings throughout 2014, including poster presentations at the 105th Annual Meeting of the American Association for Cancer Research (AACR) in April and the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Barcelona in November; the results demonstrated broad activity across several tumor types and prolonged antitumor effect observed with lead HDC candidates and the feasibility of constructing HDCs using several classes of payloads.

  •
  We strengthened the Company's executive management team and Board of Directors through the appointment of Anne C. Whitaker as President, Chief Executive Officer and Member of our Board of Directors; Paul A. Friedman, M.D., as Director; Chen Schor as Executive Vice President and Chief Operating Officer; and Marc R. Schneebaum as Senior Vice President, Chief Financial Officer.

Our Strategy

        We are committed to research, development and commercialization of novel oncology medicines that change cancer patients' lives. In February 2015, we outlined a new corporate strategy aimed at focusing our resources on achieving key value creating milestones in 2015 and 2016. Important elements of our strategy include:

Maximizing the value of our lead development program, ganetespib

  •
  Develop and seek approval for ganetespib in North America and Europe.  Assuming positive interim results from our ongoing GALAXY-2 trial of ganetespib and pending regulatory feedback, we plan to submit a New Drug Application (NDA) for ganetespib for use in NSCLC in 2016. We also plan to seek regulatory approval in Europe on the same timeframe. Pending positive data from clinical trials with ganetespib in other indications and pending regulatory feedback, we plan to seek regulatory approval or initiate registration trials in such indications.

  •
  Commercialize ganetespib.  We currently have global development, marketing and commercialization rights for ganetespib. If approved, we intend to commercialize ganetespib in the United States and, at the appropriate time, enter into collaborations for further development, marketing and commercialization of ganetespib in particular geographies outside the United States.

  •
  Expand ganetespib development program.  We expect to expand the breadth of the ganetespib development program to include multiple potential registration paths and combination regimens.

  •
  Pursue a biomarker strategy to further optimize ganetespib potential.  We intend to identify the patient populations most likely to derive benefit from treatment with ganetespib and we anticipate using these findings to optimize future ganetespib clinical development.

Advancing candidates from our HDC Program into the clinic

  •
  Pursue internal development of select candidates.  We expect to submit an IND for our lead HDC candidate, STA-12-8666, by the first quarter of 2016, and nominate one additional HDC candidate for IND enabling studies in the first half of 2016.

  •
  Pursue strategic partnerships for our HDC Program.  We plan on exploring potential strategic partnerships for our HDC Program to take advantage of a broader set of opportunities than we could exploit alone, while continuing to increase the scope and breadth of our intellectual property.

Optimizing our drug candidate pipeline and research plans

  •
  Complement our development portfolio through external partnerships and business development activities.  We will evaluate the merit and fit of in-licensing, co-developing or acquiring new drug candidates and technologies that either support ongoing development efforts with existing candidates or add breadth to our portfolio.

  •
  Focus internal research plans on key programs.  We are focusing our research efforts solely on generating promising new HDC drug candidates with selected payloads that have broad therapeutic potential and that will lead to further expanding our ganetespib biomarker research effort.

Optimizing the Company's operating model

  •
  Focus on operational efficiency.  We intend to focus strongly on managing our resources efficiently and strengthening our cash position, such that we have multiple options for continuing to advance our drug candidates either on our own or through partnerships.

Our Therapeutic Focus: Oncology

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

        The World Health Organization estimates that in 2012 more than 14.1 million people were diagnosed with cancer worldwide, and approximately 8.2 million people died from the disease. The American Cancer Society estimates that approximately 1.7 million people in the United States were diagnosed with cancer in 2014, and approximately 586,000 people will die from the disease.

        According to IMS Health, oncology products are the largest therapeutic class of pharmaceuticals in the world with global sales of $67.1 billion in 2013.

Our Oncology Programs

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

        The results observed to date in our GALAXY program suggest a significant potential commercial opportunity for use of ganetespib in patients with advanced non-small cell lung adenocarcinoma. Lung cancer is the leading cause of cancer death worldwide in both men and women, estimated to be responsible for about 1.6 million deaths or approximately 20% of global cancer deaths in 2012. NSCLC is the most common form of lung cancer, making up approximately 85% to 90% of all lung cancers. Adenocarcinoma is the most common subtype of NSCLC.

Ganetespib Mechanism of Action

        Hsp90 is required for the structural and functional maturation of numerous client proteins, many of which play critical roles in cell growth, differentiation and survival. Preclinical results have shown that ganetespib is a selective inhibitor of Hsp90. Relative to their normal counterparts, cancer cells are more reliant on the active Hsp90 complex. Recent published work has shown that cancer cells overexpress a modified form of Hsp90 that preferentially binds Hsp90 inhibitors. This preferential binding provides a possible explanation for the observed anticancer activity and lack of severe toxicity of Hsp90 inhibitors.

Ganetespib in lung cancer: The GALAXY program

  GALAXY-1 Phase 2b Trial

        In 2011, we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compared treatment with docetaxel alone, which is approved for second-line treatment, vs. treatment with ganetespib plus docetaxel. The aims of this trial were to:

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

        Patients in both arms of GALAXY-1 received a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also received ganetespib 150 mg/m2 on days 1 and 15. Treatment continues until disease progression or until treatment intolerance. To ensure balance of prognostic factors between the two arms, patients were stratified by ECOG performance status, baseline LDH level, smoking status, and time since diagnosis of advanced disease.

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

        GALAXY-1 was originally designed to enroll 240 second-line advanced NSCLC patients of all histologies in order to evaluate several hypotheses on which patients might be most responsive to combination treatment. Co-primary endpoints were progression-free survival (PFS) in all patients (the ITT population) and overall survival (OS) in patients with elevated baseline level of serum LDH (eLDH). During the course of the trial, the co-primary endpoints were changed to PFS in patients with eLDH and PFS in patients with mutant KRAS (mKRAS). Key secondary endpoints were OS and PFS in the adenocarcinoma patient population.

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

        The final analysis of GALAXY-1 data was conducted in early May 2014. Publication of the final data from GALAXY-1 is expected in the first half of 2015. A summary of key efficacy data is presented in the tables and figures below:

	Hazard Ratio G+D vs. D	eLDH N=87	mKRAS N=89	Dx > 6 months* N=177	Adenocarcinoma N=253
OS	Unadjusted	0.88	1.18	0.71	0.87
		p=0.300	p=0.755	p=0.023	p=0.150
	Adjusted	0.75	1.23	0.69	0.84
		p=0.118	p=0.204	p=0.019	p=0.114
PFS	Unadjusted	1.06	0.93	0.75	0.85
		p=0.595	p=0.387	p=0.040	p=0.112
	Adjusted	0.88	1.11	0.74	0.82
		p=0.295	p=0.338	p=0.042	p=0.078

*
The Dx > 6 months population selected for the Phase 3 GALAXY-2 trial are patients who were enrolled into GALAXY 1 study at least 6 months after diagnosis of advanced disease (a stratification factor in the Phase 2b GALAXY-1 trial).

P-values are 1-sided

Hazard ratios were calculated using Cox proportional hazards model

Unadjusted: univariate analysis

  Adjusted: pre-specified analysis adjusting for multiple prognostic variables such as gender, smoking status, LDH, ECOG performance status, interval since diagnosis of advanced disease, age, total baseline target lesion size, and geographic region

G+D vs. D		eLDH N=87	mKRAS N=89	Dx > 6 months* N=177	Adenocarcinoma N=253
OS	Median (months)	6.0 vs. 5.1	7.6 vs. 6.4	11.0 vs. 7.4	10.2 vs. 8.4
	Events	72 (83)%	68 (76)%	132 (75)%	190 (75)%
PFS	Median (months)	2.8 vs. 2.7	3.9 vs. 3.0	5.3 vs. 3.4	4.5 vs. 3.2
	Events	70 (80)%	73 (82)%	142 (80)%	205 (81)%

*
The Dx > 6 months population selected for the Phase 3 GALAXY-2 trial are patients who were enrolled into the GALAXY 1 study at least 6 months after diagnosis of advanced disease (a stratification factor in the Phase 2b GALAXY-1 trial).

Figure 3: OS Kaplan Meier plot for the Dx > 6 months patient population of GALAXY-1 selected for evaluation in the GALAXY-2 Phase 3 trial

Figure 4: PFS Kaplan Meier plot for the Dx > 6 months patient population of GALAXY-1 selected for evaluation in the GALAXY-2 Phase 3 trial

  Safety

        The safety profile of adenocarcinoma patients treated with the combination of ganetespib (G) and docetaxel (D) was favorable, consistent with previously reported results. The most common adverse events (AEs), all grades, were neutropenia (46% vs. 45%), diarrhea (50% vs. 17%) and fatigue (35% vs. 24%), for G+D vs. D, respectively. Diarrhea was effectively prevented or managed with standard supportive care; the incidence of grade 3 or 4 diarrhea was 4% (G+D) vs. 0% (D). Fatigue was predominantly grade 1 and grade 2; grade 3 or 4 fatigue was 6% (G+D) vs. 4% (D). The most common grade 3 or 4 AEs were neutropenia (41% vs. 42%), leukopenia (10% vs 6%) and febrile neutropenia (9% vs. 5%). Only one case of visual impairment was reported in this study, which was mild (Grade 1) and transient. The safety profile of patients in the Dx > 6 months population was comparable to the profile in the adenocarcinoma population.

  GALAXY-2 Phase 3 Trial

        In early 2013, we initiated the GALAXY-2 trial, a global, randomized, multi-center study comparing the same treatments as in GALAXY-1 in the 2nd-line non-small cell adenocarcinoma patient population, with overall survival as the primary endpoint. Patients are required to have an interval since diagnosis of advanced disease of at least 6 months prior to study entry and have tumors that are negative for both EGFR mutations and ALK translocations.

        Patients on both arms receive docetaxel generally for four to six 21-day cycles, according to standard practice at their treatment center. After completion of docetaxel treatment, patients on the ganetespib arm are eligible to continue to receive ganetespib monotherapy as maintenance treatment.

        The GALAXY-2 trial is expected to enroll up to 850 patients. Assuming a median overall survival of 7 months in the control arm and 9.3 months in the combination arm (a hazard ratio of 0.75) and a two-sided overall Type I error rate of 0.05, GALAXY-2 has a 92% or higher power to detect a statistically significant treatment difference at the final analysis. The primary endpoint analysis will be based on an evaluation of OS in the intent-to-treat population, and a pre-specified analysis of OS in ALK- and EGFR-negative patients will be conducted as a supportive analysis. Two event-driven interim analyses of the overall survival primary endpoint of GALAXY-2 have been pre-specified. The first and second interim analyses will be performed after approximately 60% and 80% of the OS events required for final analysis have occurred, respectively.

        As of March 11, 2015, we have enrolled 500 patients into the GALAXY-2 study. We expect that the first GALAXY-2 interim OS analysis will be conducted in the second half of 2015. Based on current projections and statistical assumptions, we expect that the second interim OS analysis and the final OS analysis will be conducted in 2016. Assuming positive interim results from the ongoing GALAXY-2 trial of ganetespib and pending regulatory feedback, we plan to seek regulatory approval of ganetespib in North America and Europe for NSCLC in 2016.

Ganetespib in breast cancer

  ENCHANT-1 Trial

        In December 2013, we presented data from the ENCHANT-1 clinical trial, a multi-center Phase 2 proof-of-concept study, at a poster session at the 2013 San Antonio Breast Cancer Symposium in San Antonio, Texas. ENCHANT-1, a Simon two stage clinical trial, is evaluating the activity and safety of ganetespib monotherapy in HER2+ or triple-negative breast cancer (TNBC), or hormone receptor positive breast cancer. At disease progression, patients have the option to continue ganetespib in combination with weekly paclitaxel. The pre-specified activity criteria to allow expansion into the second stage of the trial were met.

        Updated interim results from the ENCHANT-1 trial were presented in an oral presentation at the European Breast Cancer Conference (EBCC) in March 2014. These results have confirmed early signals of activity of ganetespib in breast cancer patients. The strength of the scientific rationale and evidence of clinical activity have led to the selection of ganetespib into the I-SPY 2 program (described further below). In this randomized Phase 2 trial, safety and efficacy of ganetespib will be evaluated in combination with standard chemotherapy initially in patients with triple-negative breast cancer, and if positive, results from this trial will provide a robust proof of concept for ganetespib in this indication. In light of the inclusion of ganetespib in the I-SPY2 program, we decided to close the ENCHANT-1 trial in 2014 and direct our resources in breast cancer towards the I-SPY 2 trial.

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

Clinical trial of ganetespib in combination with paclitaxel and trastuzumab in HER2 positive metastatic breast cancer

        Preliminary results from this Phase 1 trial, conducted by physicians at New York University Langone Medical Center and Memorial Sloan Kettering Cancer Center, were presented at the 2014 San Antonio Breast Cancer Symposium in December. The trial was designed to evaluate the safety and preliminary activity of the triplet combination of ganetespib, paclitaxel and Herceptin in HER2 positive patients with metastatic breast cancer refractory to other HER2 inhibitors.

        As of December 2014, this Phase 1 trial enrolled six heavily pretreated patients who received prior to entering the trial a median of 3.5 anti-HER2 treatments in the metastatic setting (range 3-4), including trastuzumab, pertuzumab, and ado-trastuzumab emtansine (T-DM1).

        Of the five patients evaluable for efficacy, partial tumor response was observed in one patient who remains on study, and four patients achieved stable disease ranging in duration from 11 to 29 weeks. Median Progression Free Survival was 19.4 weeks and the observed Clinical Benefit Rate (proportion of patients achieving objective response or stable disease greater than 24 weeks) was 60%.

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

        I-SPY 2 was initiated as a pre-competitive consortium that brings together the FDA, National Cancer Institute (NCI), pharmaceutical companies, leading academic medical centers, and patient advocacy groups under its umbrella. I-SPY 2 is sponsored by QuantumLeap Healthcare Collaborative (QLHC), a non-profit 501(c)(3) foundation dedicated to accelerating healthcare solutions. QLHC shares a unique partnership with the Foundation for the National Institutes of Health Biomarkers Consortium, who manages intellectual property that emerges from the trial. The trial was developed by principal investigators, Laura J. Esserman, M.D., M.B.A., Professor of Surgery and Radiology and Director of the Carol Frank Buck Breast Care Center at UCSF Helen Diller Family Comprehensive Cancer Center in San Francisco, and Donald A. Berry, Ph.D., Professor in the Department of Biostatistics at The University of Texas MD Anderson Cancer Center, and founder of Berry Consultants.

        Enrollment in the ganetespib arm of I-SPY 2 began in October 2014. Ganetespib is initially available to patients with HER2 negative disease, with the intent to expand its eligibility to all biomarker subtypes after safety testing with trastuzumab is completed.

Ganetespib in acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS)

        AML is a rapidly progressing hematologic cancer characterized by uncontrolled proliferation of immature blast cells in the bone marrow. The American Cancer Society estimates that there were approximately 18,860 new cases of AML in 2014 and approximately 10,460 people died from AML in 2014. MDS is a hematopoietic stem cell neoplasm characterized by disordered and ineffective hematopoiesis which results in irreversible decline in the number and quality of blood-forming cells. In most cases, progressive bone marrow failure results in neutropenia and thrombocytopenia, and in about one third of patients the disease progresses into AML, usually within a few years.

        AML is a biologically heterogeneous disease, and therefore represents a major challenge in the advancement of treatment. Treatment choice and outcome are substantially decided by age, yet current long term remission rates remain poor, with only 40% of younger patients (age less than 60 years) and less than 10% of older patients (age equal to or greater than 60 years) achieving complete remissions. AML patients with relapsed or refractory disease and newly diagnosed AML patients over 60 years of age with poor prognostic risk factors typically die within one year, resulting in an acute need for new treatment options for these patients.

        Starting in 2011, the Leukemia & Lymphoma Research Fund and Cancer Research UK sought to fund and initiate three large, multicenter, randomized trials to evaluate different investigational treatments, alone or in combination with chemotherapy, in patients with first-line AML and high risk MDS. These trials are being conducted under the sponsorship of Cardiff University, UK, and under the auspices of the UK NCRI Haematological Oncology Study Group, with investigators in Denmark, France, New Zealand, and the United Kingdom. Ganetespib, in combination with chemotherapy, has been selected for investigation in all three of these studies, which have initiated, or are expected to initiate by the first half of 2015:

  •
  The AML-LI (Less Intensive)-1 Phase 2/3 trial is ongoing, and is evaluating the combination of ganetespib with low dose cytarabine (Ara-C) vs. low dose Ara-C alone in patients who are not eligible for intensive chemotherapy and are traditionally not included in most trials. In July 2014, we announced advancement of ganetespib into the Phase 3 extension of this trial, following an interim analysis of results from 50 patients who received the ganetespib-cytarabine combination in the Phase 2 portion of the trial. The primary efficacy outcome in Phase 2 was rate of complete response. Pursuant to the protocol, the Phase 3 extension will include an interim futility analysis and enroll approximately 200 patients in each of the ganetespib-cytarabine and the cytarabine alone arms, for a total of approximately 400 patients. The primary efficacy endpoint for the Phase 3 extension is overall survival.

  •
  The AML-18 trial, which has initiated and is expected to begin enrolling patients in the first quarter of 2015, will evaluate ganetespib with standard DA (daunorubicin and Ara-C) in patients over 60 years old who can tolerate intensive chemotherapy vs. treatment with standard DA alone. Up to 300 patients are expected to be enrolled in the ganetespib arm. Results from a pilot study conducted in the UK in 2012 under the auspices of the Cardiff Experimental Cancer Medicine Centre confirmed the feasibility and safety of combining ganetespib with intensive chemotherapy in older patients with AML.

  •
  The AML-19 trial, which is expected to begin enrolling patients in the first half of 2015, will evaluate ganetespib in combination with conventional chemotherapy vs chemotherapy alone in younger patients with AML. The trial is expected to enroll more than 500 patients in the ganetespib arm and will be conducted by the UK NCRI Group, a network of over 100 institutions. Patients will receive ganetespib sequentially to standard intensive therapy, followed by ganetespib maintenance treatment. The objective is to identify if ganetespib reduces the risk of relapse in the overall population or in key subgroups, and as a result, improves overall survival, the primary endpoint.

        The selection of ganetespib for these studies was supported by preclinical results generated by us and academic collaborators, including Alan K. Burnett formerly of Cardiff University, and Sanjay Bansal of the UT Health Science Center at San Antonio. Results from these studies show that ganetespib inhibits a number of cancer-promoting factors believed to contribute to the proliferation of leukemic cells and renders them more vulnerable to treatment with chemotherapy.

Ganetespib in ovarian cancer

  GANNET53 Trial

        According to the World Health Organization, approximately 239,000 new cases of ovarian cancer are diagnosed worldwide each year. Ovarian cancer is among the most deadly of the gynecologic cancers, causing approximately 152,000 deaths annually, including approximately 42,700 deaths in Europe and 15,400 deaths in the United States.

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

        Enrollment of the safety lead-in Phase 1 portion of GANNET53 in centers in Austria, Belgium, France, and Germany began in July 2014 and is now complete. Investigators plan to present results from the Phase 1 portion at a medical meeting in 2015. Initiation of the randomized Phase 2 portion of the trial is anticipated in the first half of 2015.

A Phase I/II trial of paclitaxel in combination with ganetespib in patients with platinum-resistant ovarian cancer

        This trial is designed to evaluate the safety and preliminary activity of the combination of ganetespib with weekly paclitaxel in patients with recurrent, platinum-resistant ovarian, fallopian tube or primary peritoneal cancer. The trial is sponsored by Fox Chase Cancer Center in Philadelphia, and initiated in the first half of 2014.

Ganetespib in Sarcoma

        In November 2014, we announced an invitation from the FDA to participate in a meeting of the Oncologic Drugs Advisory Committee's (ODAC) Pediatric Subcommittee on December 11, 2014. The purpose of the meeting was to inform the FDA as to whether there is sufficient interest in the pediatric sarcoma investigator community to warrant the FDA issuing a Pediatric Written Request to Synta. If the FDA issues a Pediatric Written Request and we fulfill its requirements, an additional six months of exclusivity in the US will be granted to ganetespib.

        SARC 023, sponsored by the Sarcoma Alliance for Research through Collaboration (SARC), is an open label Phase 1/2 trial of ganetespib in combination with the mTOR inhibitor sirolimus in patients with refractory sarcoma, including malignant peripheral nerve sheath tumors (MPNSTs). The Pediatric Subcommittee of ODAC reviewed the design of SARC 023, as well as pre-clinical data demonstrating the scientific rationale for studying this combination in a clinical trial. The Phase 1 portion of the study, which is currently ongoing, is designed to assess the safety, tolerability, and maximum tolerated/recommended dose of the combination.

Ganetespib in additional oncology indications

        In addition to the trials noted above, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, are ongoing or are expected to initiate in 2015, including:

  •
  a trial evaluating both ganetespib monotherapy and the combination of ganetespib and bortezomib in multiple myeloma, which began enrolling patients in 2012, and is supported by a grant of up to $1 million by the Multiple Myeloma Research Foundation;

  •
  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by University College London and Cancer Research UK, which began enrolling patients in 2013; and

  •
  a trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being sponsored by Emory University, which began enrolling patients in 2012.

HDC Program: STA-12-8666 (SN-38 HDC)

        Our lead drug candidate from our HDC Program is STA-12-8666, a conjugate of an Hsp90 inhibitor bound to SN-38, the highly potent active metabolite of the widely used chemotherapy irinotecan. Several factors led to the choice of SN-38 as an HDC payload:

  •
  SN-38 has a well-established pharmacological profile;

  •
  in humans, the metabolic conversion of irinotecan to active SN-38 is a highly complex and relatively inefficient process, subject to a high degree of inter-individual variability and low conversion rates that combine to restrict active drug bioavailability;

  •
  SN-38 is one of the most potent payloads which has been widely used in novel drug delivery technology development; and

  •
  SN-38 is relatively small with a flat chemical structure, which may facilitate passive diffusion

        These issues of variability, bioavailability and solubility have previously stimulated considerable interest in utilizing irinotecan and/or SN-38 in other delivery formulations intended to improve drug pharmacokinetics and therapeutic activity. With STA-12-8666, our team has sought to leverage the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver SN-38 and address these issues.

        Preclinical results generated to date for STA-12-8666 illustrate the differentiated profile of STA-12-8666 as compared to irinotecan. Highlights of these results include:

  •
  Favorable biodistribution and activity profile.  STA-12-8666 demonstrates prolonged SN-38 activity following a single dose. In addition, STA-12-8666 and its components, including SN-38, have been shown to preferentially persist in tumors as compared to irinotecan. Detectable amounts of SN-38 in tumors are observed with STA-12-8666 close to 1 micromolar 5 days following administration, whereas levels of SN-38 declined rapidly below quantifiable limits by 72 hours with irinotecan administration in MDA-MB231 tumor bearing mice.

  •
  Efficacy in a broad range of tumors.  STA-12-8666 has been tested in more than a dozen tumor models where it has been shown to be superior to irinotecan at the equivalent doses and at their respective maximum tolerated doses (MTDs). In addition, STA-12-8666 has also been shown to be superior to the combination of irinotecan and a potent Hsp90 inhibitor in a model of small cell lung cancer (SCLC) at MTD

  •
  Durable efficacy in aggressive tumor models.  STA-12-8666 has been shown to induce durable complete responses in in vivo models of melanoma, NSCLC, and other solid tumors

  •
  Improved tolerability.  In animal toxicology studies conducted to date, STA-12-8666 has also shown an improved tolerability profile as compared to irinotecan

        Importantly, STA-12-8666 has also demonstrated sustained efficacy in chemo-resistant preclinical models of difficult to treat solid tumors. Of note, STA-12-8666 has demonstrated significant activity in patient derived xenograft (PDX) models of pancreatic cancer and SCLC. In results obtained in collaboration with investigators at Fox Chase Cancer Center, STA-12-8666 demonstrated durable antitumor activity in a resistant pancreatic patient derived xenograft (PDX) preclinical model.

Figure 5: Durable antitumor activity of STA-12-8666 in chemo-resistant pancreatic Patient Derived Xenografts (PDX).

        Interestingly, tumors which progressed >1 month following last treatment rapidly respond to a second course of treatment, suggesting limited resistance to STA-12-8666; tumors which progressed received no additional STA-12-8666 treatment.

        Taken together, we believe that the results obtained to date with STA-12-8666 have demonstrated its potential to be a viable clinical candidate and provide initial proof of concept in our HDC Program. In the first quarter of 2015, we advanced STA-12-8666 into IND enabling studies targeting an IND submission by the first quarter of 2016. We expect to identify one additional HDC drug candidate to nominate for preclinical development in the first half of 2016 and hope to initiate IND-enabling studies in 2016.

Elesclomol (Mitochondria-Targeting Agent)

        Elesclomol is a first-in-class investigational drug candidate that triggers programmed cell death (apoptosis) in cancer cells through a novel mechanism: disrupting cancer cell energy metabolism. Preclinical experiments and findings in three randomized clinical trials have shown that lactate dehydrogenase (LDH), a key enzyme in cellular energy metabolism, is an important predictor of elesclomol treatment outcome.

        We are evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group (GOG) initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times the upper limit of normal (ULN). The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program. The ovarian cancer trial met the pre-specified efficacy requirement to advance to stage 2, indicating potential activity in this difficult-to-treat patient population with limited treatment options. Enrollment of stage 2 of this study is nearing completion.

Our Inflammatory Disease Programs: CRACM and IL-12/23 Inhibitors

        In 2014, we performed a comprehensive review of the Company's drug candidate portfolio, development programs and research plans in order to optimize resource allocation. As a result of this review, we made a strategic decision to divest our interest in our calcium release-activated calcium channel (CRACM) inhibitor program and our IL-12/23 inhibitor program by entering into a series of agreements with third parties. We are no longer funding or performing research and development activities in these programs, but retain ownership of the key underlying intellectual property assets.

CRACM Ion Channel Inhibitors

        In May 2014, we entered into a license arrangement for our CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada. PRCL plans to develop one of the two lead candidates licensed from us to proof-of-concept. We were granted a minority interest in PRCL in exchange for our contribution of know-how and intellectual property and we will also hold a seat on PRCL's Board of Directors. We will not be required to provide any research funding or capital contributions to PRCL. We will be reimbursed by PRCL for intellectual property management costs in connection with the contributed intellectual property and may conduct preclinical research activities which would be reimbursed by PRCL. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will help manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

IL-12/23 Inhibitors

        In November 2014, we entered into a license agreement with a third party to further develop our IL-12/23 inhibitors. We will no longer be performing research activities on these candidates and, as part of the agreement, will receive payments based on achievement of certain milestones and royalties upon commercialization.

Manufacturing

        Our drug candidates and preclinical compounds are small molecules that can be readily synthesized by processes that we have developed. Utilizing our medicinal chemistry and process development capabilities, we have developed manufacturing processes to produce the active pharmaceutical ingredient (API), for our drug candidates. We also have the internal capability to synthesize small molecule compounds in quantities sufficient for use in our preclinical studies, including proof-of-concept studies in animal models, early pharmacokinetic assays, initial toxicology studies, and formulation development. We currently contract with third parties that we believe are in compliance with the FDA's current Good Manufacturing Practice regulations (cGMPs) for the synthesis of API and drug product (DP) used in our clinical trials and we rely on third-party manufacturers for the supply of our drug candidates in bulk quantities and for the production of suitable dosage forms.

        The starting materials and reagents required for synthesizing our drug candidates and preclinical compounds are commercially available from multiple sources. We have established a quality control and quality assurance program, including a set of standard operating procedures, analytical methods, and specifications, designed to ensure that our drug candidates are manufactured in accordance with the cGMPs, and other applicable domestic and foreign regulations. We have selected manufacturers that we believe comply with cGMP and other applicable regulatory requirements. We do not currently expect to manufacture cGMP material internally for our clinical trials nor undertake the commercial scale manufacture of our drug candidates after approval. We are currently discussing with our current suppliers and other third-party manufacturers the long-term supply and manufacture of these and other drug candidates we may develop.

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

        As of February 18, 2015, our complete patent portfolio had a total of 867 patents and patent applications filed worldwide, including specific patent filings with claims to the composition-of-matter of, and methods of use for, ganetespib, STA-12-8666 and elesclomol. We own a total of 113 issued U.S. patents and 447 foreign patents.

        Our robust Hsp90 inhibitor patent portfolio includes 424 domestic and international patents and patent applications. This portfolio covers ganetespib and structurally related analogs, pharmaceutical compositions comprising these compounds, and methods for treating different cancer types. Any U.S. or foreign patent that issues covering ganetespib will expire no earlier than 2025. The U.S. composition of matter patent claiming ganetespib will expire in 2027. We have also filed numerous U.S. and foreign patent applications covering our proprietary HDC Program, including composition of matter claims for hundreds of compounds synthesized by us to date, methods for identifying therapeutically effective compounds, and methods of use against a wide range of diseases and conditions. Any resulting patent from our HDC Program portfolio will expire no earlier than 2034.

        We have also in-licensed certain technology to complement our ongoing clinical and research programs. These licenses generally extend for the term of the related patent and contain customary royalty, termination, and other provisions. We currently have a non-exclusive license to a U.S. patent assigned to Columbia University that could potentially cover a possible aspect of the elesclomol mechanism. This license is not royalty-bearing unless we include specific mechanism language on the label of any approved product, in which case a nominal royalty would be owed.

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

        Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase 1.  The drug is initially introduced into healthy human subjects or patients with the disease and tested for safety, dosage tolerance, pharmacokinetics, pharmacodynamics, absorption, distribution metabolism, and elimination. In the case of some products for severe or life-threatening diseases, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

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

        During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points are: prior to submission of an IND, at the end of Phase 1 or Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If a Phase 3 clinical trial is the subject of discussion at an end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA unless public health concerns unrecognized at the time of protocol assessment are evident, and may not be changed except under a few specific circumstances.

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

        On occasion, the FDA may suggest or the sponsor of a clinical trial may decide to use an independent data monitoring committee, or DMC, to provide advice regarding the continuing safety of trial subjects and the continuing validity and scientific merit of a trial. In 2006, the FDA published a final Guidance for Clinical Trial Sponsors on the Establishment and Operations of Clinical Trial Data Monitoring Committees in which it describes the types of situations in which the use of a DMC is appropriate and suggests how a DMC should be established and operated. DMCs evaluate data that may not be available to the sponsor during the course of the study to perform interim monitoring of clinical trials for safety and/or effectiveness and consider the impact of external information on the trial. They often make recommendations to the sponsor regarding the future conduct of the trial.

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

  Expedited Review and Approval

        The FDA has various programs, including Breakthrough Therapy, Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for the approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment, or that provide a treatment where no adequate therapy exists, an initial review within six months as compared to a standard review time of ten months.

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

Employees

        As of December 31, 2014, we had 110 full time employees, including a total of 39 employees who hold M.D. or Ph.D. degrees. In 2014, we performed a comprehensive review of our drug candidate portfolio, development programs and research agenda in order to optimize the allocation of our resources. This review led to a rationalization of our portfolio and research activities, demonstrated by the divestiture of our IL-12/23 inhibitor program and our CRAC ion channel inhibitor program in 2014. As part of this effort, we reduced our headcount in 2014 by a total of 20 people and reallocated resources to increase support of the ongoing ganetespib development program and HDC Program.

        In February 2015, we announced a new corporate strategy which entailed a change in our operating model to that of a leaner, more agile organization that leverages internal strategic capabilities with the expertise of external capabilities, as needed. As part of this change, we announced a reduction in force of approximately 20%, after taking into account our reduction in headcount in 2014. On a cumulative basis, our headcount has been reduced from 133 at the beginning of 2014 to 90 in February 2015.

        Currently, we have 89 employees, 59 of whom are primarily engaged in research and development activities, and 30 are primarily engaged in general and administrative activities. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        Since inception we have incurred significant operating losses and, as of December 31, 2014, we had an accumulated deficit of $637.6 million. We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY-2 and I-SPY 2 trials, and initiate additional clinical trials of ganetespib if supported by trial results;

  •
  complete preclinical development of STA-12-8666, our first HDC drug candidate, and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  advance an HDC drug candidate with a different anti-cancer payload than STA-12-8666 into preclinical development and initiate clinical trials, if supported by preclinical data;

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

        Although we have raised substantial funding to date, we will require additional funding in order to complete clinical development and commercialize our current drug candidates and to conduct the research and development and clinical and regulatory activities necessary to bring any future drug candidates to market. Our future funding requirements will depend on many factors that are currently unknown to us, including:

  •
  the progress and results of our ongoing clinical trials of ganetespib and elesclomol, and any additional clinical trials of those product candidates that we may initiate in the future based on the results of these clinical trials;

  •
  the results of our preclinical studies of STA-12-8666 and any additional Hsp90 inhibitors or other HDC drug candidates that we may develop, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

  •
  the timing, receipt, and amount of sales or royalties, if any, from ganetespib, elesclomol, STA-12-8666, other drug candidates from our HDC Program, and our other potential products; and

  •
  whether we are able to receive regulatory approval for and commercialize ganetespib or any of our other drug candidates.

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

        We have not yet generated any product revenue and may never do so. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib and our HDC platform, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future. We expect our $97.7 million in cash resources as of December 31, 2014 will be sufficient to fund operations at least through the end of 2015. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our at-the-market-issuance sales agreement, or ATM, with MLV & Co. LLC, or MLV. The timing and nature of certain activities contemplated for 2015 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3, under which we currently have up to $171.6 million in securities available for issuance, including up to $27.0 million in shares of common stock that we have reserved and that may be offered and sold under the sales agreement that we entered into with MLV in July 2014.

        However, our operating plans may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. For instance, in February 2015, we shifted our corporate strategy to focus our resources on achieving key value creating milestones. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

        We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings, or licensing arrangements. We have an effective shelf registration statement on Form S-3, under which we currently have up to $171.6 million in securities available for issuance, including up to $27.0 million in shares of common stock that we have reserved and that may be offered and sold under our at-the-market issuance sales agreement with MLV. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders' ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. For example, the terms of our loan and security agreement with General Electric Capital Corporation subject us to certain negative covenants including a prohibition on declaring or paying dividends. If we raise additional funds through collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Our success is largely dependent on the success of ganetespib, elesclomol, STA-12-8666 and our other drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of our drug candidates: ganetespib, elesclomol, STA-12-8666 and any other HDC drug candidates we may develop. The future success of our drug candidates will depend on several factors, including the following:

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

        Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, and commercialization. Performance of rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the drug candidate and the indication.

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

In clinical studies with elesclomol, we have been using a new formulation. However, we have limited prior clinical experience with this formulation and cannot ensure that no new toxicities will be observed in current or future clinical trials with elesclomol.

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

        The current formulation and administration procedures for ganetespib may be inconvenient or unacceptable to certain patients due to the method of administration and frequency of dosing. These factors may lead to lower than expected enrollment rates in our clinical trials and, if approved, may limit the commercial potential of ganetespib. In addition, to date, we have only produced ganetespib active pharmaceutical ingredient, or API, and drug product, or DP, on a relatively small scale. Our current plan is to increase the API and DP manufacturing scale by several fold relative to the current scale in the upcoming process validation batches and in future commercial batches. Although we believe that the current processes for producing ganetespib API and DP formulation are fully scalable, these products may prove to be unexpectedly challenging to manufacture on a larger, commercial scale, which may add to the cost of manufacture. While we have identified an improved formulation of ganetespib that we believe may broaden its commercial potential and decrease manufacturing risk, this new formulation is being tested in limited clinical trials. While we believe that bioequivalence between the improved and the first generation formulation has been demonstrated, we will continue to monitor the performance of the new formulation in the ongoing clinical studies. If the improved formulation is not commercially acceptable and we are unable to develop a commercially acceptable formulation using our own know-how or technology, we may need to rely on third party proprietary formulation technology. Such third party formulation development may require significant time and expense. We cannot assure you that our efforts to reformulate ganetespib will be successful. If we are unable to reformulate ganetespib, ganetespib may have more limited potential target indications and market size if it is approved.

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

Because our lead drug candidates are still in clinical development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

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

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate, including our clinical drug candidates, ganetespib and elesclomol, and our drug candidates that are still in preclinical studies, including STA-12-8666 and any other HDC drug candidates that we may develop:

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

  •
  slower or lower than anticipated enrollment and retention rate of subjects in clinical trials;

  •
  negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical trials (for example, due to patient-to-patient pharmacokinetic variability, or due to changes in patient management and outcomes);

  •
  serious and unexpected drug-related side effects experienced by patients in clinical trials; or

  •
  failure of our third-party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us.

        Commercialization of our drug candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any foreign regulatory authority or the requirement of additional supportive studies by the FDA or any foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the target patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond our expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we have projected for any of our drug candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical power of the clinical trials.

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

If we inadvertently fail to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs, we could be prevented from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.

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

If side effects or toxicities increase or are identified during the time our drug candidates are in development or after they are approved and on the market, we may be required to perform lengthy additional clinical trials, change the labeling or limit the scope of indication of any such products, or withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

        We have observed significant toxicities in preclinical animal studies of our clinical drug candidate, ganetespib. In clinical trials to date, we have not observed the serious liver and common ocular toxicities observed with first generation Hsp90 inhibitors.

        We have observed a prolongation of the QTc interval in a Thorough QTc clinical study of ganetespib in healthy volunteers. This type of change in ECG tracings has been reported for a number of development-stage and approved oncology drugs, as well as drugs for other indications. The independent review also noted that the maximum mean change in QTcF (ΔΔQTcF) from baseline of 21.5ms observed in the Thorough QTc clinical study places ganetespib in a zone of clinical ambiguity; it is not clear that this finding confers a substantial increased risk of torsades de pointes, a severe form of arrhythmia, in patients who are being treated with ganetespib for cancer. An independent review of the ganetespib clinical safety database in 2013 did not indicate an increased frequency or severity of cardiovascular adverse events in patients treated with ganetespib. We note that none of the 580 patients treated with ganetespib reviewed as part of this analysis had an adverse event of torsades de pointes reported. In addition, the independent review noted that the Thorough QTc study was conducted at a dose 33% higher than being evaluated in our ongoing combination studies; there was only one patient out of 45 that showed a QTc>450ms and no patients with a QTc>480ms; the number of outliers with change in QTc>30ms was low, only two subjects out of 45 (versus one subject in the placebo group, n=48); and there were no subjects with change in QTc>60ms. We have however developed, agreed upon with the FDA, and implemented an enhanced ECG monitoring plan in company-sponsored ganetespib clinical studies, including the GALAXY-2 trial, for monitoring patient safety and for further characterization of this ECG change. With enhanced ECG monitoring, we may find that the QTc prolongation effect of ganetespib treatment is more pronounced than we have observed to date. We may also find that the use of ganetespib in a larger number of patients may reveal an increase in the incidence or severity of cardiovascular adverse events. Although we do not believe that the QTc findings will have a material adverse effect on the development, including development timelines, or commercialization of ganetespib, we can give no assurances that it will not. If ganetespib is shown to cause an increased risk of cardiac events, the FDA might require a warning on the drug label, enhanced ECG monitoring requirements during the treatment with ganetespib or restricted use in patients with compromised cardiac function.

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

        We do not currently operate manufacturing facilities or testing facilities for clinical or commercial production of ganetespib or elesclomol, or any of our preclinical drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on third-party manufacturers to manufacture, test, supply, store, and distribute drug supplies for our clinical trials. Any performance failure on the part of our existing or future manufacturers could interrupt on-going clinical trials, delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

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

        We use single manufacturers for the supply of elesclomol and ganetespib: in each case, one for the synthesis of API and another for production of DP. The manufacturing processes for ganetespib API and DP are conventional and fully-scalable. We believe that the various steps of these processes can be accomplished by many possible third-party contract manufacturing organizations, or CMOs. We currently use multiple CMOs to manufacture the starting materials and reagents that we use to manufacture ganetespib, however we use a single CMO in the manufacturing of ganetespib API. We have screened other CMOs as potential backup manufacturers of API, and we believe that the manufacturing process for ganetespib API can effectively be transferred to one of these CMOs upon successful execution of technology transfer, process qualification, validation of test methods and compliance site inspections. We currently use a single CMO for manufacturing ganetespib DP that has specific experience in manufacturing oncology products and that has flexible scale manufacturing capabilities. We have screened other CMOs as additional potential backups, and we believe that the manufacturing process for ganetespib API and DP can effectively be transferred to one of these CMOs upon successful execution of technology transfer, process qualification, validation of test methods and compliance site inspections. We believe that the agreements we have entered into to date with our CMOs for ganetespib production are sufficient for our current requirements.

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

We anticipate that we will continue to rely on third-party manufacturers if we are successful in obtaining marketing approval from the FDA and other regulatory agencies for any of our drug candidates.

        To date, our drug candidates have been manufactured in relatively small quantities for preclinical testing and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing and increased production may require additional validation studies, which the FDA or other regulatory authorities must review and approve. If our third-party manufacturers are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

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

        Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We own all rights to our two lead drug candidates, ganetespib and elesclomol, and are fully responsible for the associated development costs. Our strategy continues to include the potential of selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our drug candidates and research programs. We may enter into one or more of such collaborations in the future, especially for target indications in which the potential collaborator has particular therapeutic expertise or that involve a large, primary care market that must be served by large sales and marketing organizations or for markets outside of North America. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. Even if we successfully enter into a collaboration, we cannot provide assurance that our partner will perform its contractual obligations or will not terminate the agreement. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

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

        We have also in-licensed various technologies to complement our ongoing clinical and research programs. These licenses generally extend for the term of the related patent and contain customary royalty, termination, and other provisions. We currently have a non-exclusive license to a U.S. patent assigned to Columbia University that could potentially cover a possible aspect of the elesclomol mechanism. This license is not royalty-bearing unless we include specific mechanism language on the label of any approved product, in which case a nominal royalty would be owed.

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

        However, while it is our practice to conduct freedom to operate searches and analyses, we cannot guarantee that we have identified every patent or patent application that may be relevant to the research, development or commercialization of our drug candidates. In the case of patent applications, we assess the likelihood of claims in pending, third party patent applications being allowed which may interfere with our freedom to operate relative to our drug candidates. We cannot provide assurances that our assessments in this regard will be correct and that patent claims covering our drug candidates that were assessed a low likelihood of issuance by us will not issue to a third party in the future. Moreover, there can be no assurance that third parties will not assert against us patents that we believe are not infringed by us or are invalid. For example, we are aware of an opposed European patent and a related Japanese patent that claim generic chemical structures, pharmaceutical formulations and methods of treatment relating to compounds similar to ganetespib. The claims of these patents may be relevant to the commercialization of our drug candidate, ganetespib. However, based on our analysis of these patents, we do not believe that the manufacture, use, importation or sale of ganetespib would infringe any valid claim of these patents. However, we cannot guarantee that these patents would not be asserted against us and, if asserted, that a court would find these patents to be invalid or not infringed.

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

        In March 2010, the President signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA). The ACA is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred

        The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. While the United States Supreme Court upheld the constitutionality of most elements of the ACA in June

2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress continues to propose legislative initiatives, including possible repeal of the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

        Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation's automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict whether any additional legislative changes will affect our business.

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

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of insured liabilities, we could be forced to pay substantial damage awards.

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

        A federal law commonly known as the federal anti-kickback law, and similar state laws, that prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services that are payable by Medicare, Medicaid and other federal health care programs will apply to us when our drug candidates are approved. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to federal health care programs such as Medicare and Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed.

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

        We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of novel drugs that target cancer. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of cancer. We would expect our drug candidates to compete with marketed drugs and potentially with drug candidates currently under development. Many of our competitors have:

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

        In particular, we believe that our products face the following sources of significant competition:

        Ganetespib.    If approved, ganetespib may compete against the currently approved therapies for the treatment of various cancer types and other cancer treatments currently under development. In particular, ganetespib may compete with other agents under development that inhibit Hsp90, includingKW-2478, being developed by Kyowa Hakko Kirin, AT13387, being developed by Otsuka Pharmaceutical Co., Debio0932, being developed by Curis, DS-2248, being developed by Daiichi Sankyo, SNX-5422, being developed by Esanex, PU-H71, being developed by Samus Therapeutics and TAS-116, being developed by Taiho Pharmaceutical Co., among others.

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

        STA-12-8666 and Other Hsp90-inhibitor Drug Conjugate Therapies.    If approved, STA-12-8666, may compete with the currently approved therapies for the treatment of cancers, and other cancer treatments under development. In particular, STA-12-8666 may compete with irinotecan and other novel formulations or approaches including ADCs intended to improve the activity of irinotecan or its active metabolite SN-38. These include: Etirinotecan pegol, being developed by Nektar Therapeutics, MM-398, being developed by Merrimack Pharmaceuticals, CRLX101 being developed by Cerulean Pharma, NK012, being developed by Nippon Kayaku Co., HA-irinotecan being developed by Alchemia, IMMU-130 and IMMU-132, being developed by Immunomedics, BEL-0222, being developed by Belrose Pharma, PEG-SN-38 conjugate, being developed by Prolynx LLC, and IT-141, being developed by Intezyne, among others. In general, therapies from the HDC Program, if approved, may compete with approved products and agents in development stemming from approaches that are designed to preferentially increase tumor exposure to an anticancer agent.. These may include approved products and/or products that arise from various liposomal and nanoparticle delivery approaches and antibody drug conjugate (ADC) platforms, among others.

        Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery, development and commercialization to:

  •
  discover and develop on a timely-basis medicines that are superior to other products in the market;

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

        The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent on Anne C. Whitaker, our President and Chief Executive Officer, and certain other officers, employees and members of our executive and scientific teams. All of the agreements with these individuals provide that employment is at-will and may be terminated by the employee at any time and without notice. The loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market in February 2007, our stock price has fluctuated from a low of $1.20 to a high of $11.88. Furthermore, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  results of our ongoing and contemplated clinical trials of ganetespib, and results from any other future clinical trials of ganetespib;

  •
  results of our ongoing and contemplated clinical trials of elesclomol, and results from any other future clinical trials of elesclomol;

  •
  results of clinical trials conducted by others on drugs that would compete with our drug candidates;

  •
  failure or delays in advancing STA-12-8666 or any other HDC drug candidates that we may develop, or other drug candidates that we may discover or acquire in the future, into clinical trials;

  •
  results of clinical trials conducted by other pharmaceutical, biotechnology, and life sciences companies on drugs that would compete with our drug candidates;

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

  •
  litigation;

  •
  future sales of our common stock and debt financing, including any dilutive issuances of our equity securities;

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

        Our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 32.8% of our outstanding common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        Our operations are based primarily in Lexington, Massachusetts, which is located approximately 10 miles west of Boston, Massachusetts. We currently lease a total of 76,580 square feet of office and laboratory space, including 61,580 square feet in Lexington and15,000 square feet in the neighboring town of Bedford, Massachusetts. We lease the following properties:

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

2013:	High	Low
First Quarter	$11.88	$7.77
Second Quarter	10.74	3.76
Third Quarter	7.85	4.81
Fourth Quarter	7.10	3.70

2014:	High	Low
First Quarter	$7.22	$4.07
Second Quarter	4.60	3.91
Third Quarter	4.97	2.94
Fourth Quarter	3.44	2.54

Stockholders

        As of March 6, 2015, there were approximately 51 stockholders of record of the 109,120,670 outstanding shares of our common stock.

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

Unregistered Sales of Securities

        On December 8, 2014, we issued options to purchase common stock and restricted common stock to both Chen Schor, our Executive Vice President and Chief Operating Officer, and Marc Schneebaum, our Senior Vice President and Chief Financial Officer, as new hire inducement grants pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act. Mr. Schor's inducement grant consisted of 150,000 shares of restricted common stock and an option to purchase up to 450,000 shares of common stock. Mr. Schneebaum's inducement grant consisted of 75,000 shares of restricted common stock and an option to purchase up to 225,000 shares of common stock. The options will be exercisable at a price of $2.85 per share (the closing price on December 8, 2014) and will vest as to 25% of the shares on December 8, 2015, and as to an additional 6.25% of the shares on the last day of each successive three-month period thereafter, provided that the executive remains employed by us on the vesting date. The restricted stock will vest as to 50% of the shares on December 8, 2016, and as to the remaining 50% of the shares on December 8, 2017, provided that the executive remains employed by us on the vesting date.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from December 31, 2009 to December 31, 2014 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on December 31, 2009 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2014

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

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2014 and 2013, as well as consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)	$—	$—	$—	$6,731	$4,572
Cost sharing reimbursements, net(1)	—	—	—	—	9,253
Grant revenue	—	—	147	853	978

Total revenues	—	—	147	7,584	14,803
Operating expenses:
Research and development	68,205	71,860	49,412	41,464	40,252
General and administrative	15,746	15,699	11,676	11,552	11,449

Total operating expenses	83,951	87,559	61,088	53,016	51,701

Loss from operations	(83,951)	(87,559)	(60,941)	(45,432)	(36,898)
Other expense, net	(2,210)	(2,633)	(1,849)	(1,948)	(569)

Net loss	$(86,161)	$(90,192)	$(62,790)	$(47,380)	$(37,467)

Net loss per common share:
Basic and diluted net loss per common share	$(0.87)	$(1.27)	$(1.06)	$(1.00)	$(0.93)
Basic and diluted weighted average number	98,489	70,977	59,411	47,198	40,365
common shares outstanding

(1)
In December 2008, we entered into an agreement with Hoffman-La Roche (Roche) for our CRACM inhibitor program ("the Roche Agreement"). Roche provided written notification of termination in November 2011, resulting in accelerated recognition of $2.1 million of previously deferred revenue in the fourth quarter of 2011.

	As of December 31,
	2014	2013	2012	2011	2010
	(all amounts in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$97,690	$91,476	$100,599	$39,725	$50,973
Working capital	68,457	60,034	77,899	25,138	34,784
Total assets	100,675	95,203	103,017	42,324	54,067
Capital lease obligations, net of current portion	43	85	1	14	26
Term loans, net of current portion	4,607	13,820	4,464	12,388	11,667
Common stock and additional paid-in capital	702,705	600,486	536,284	413,201	374,532
Accumulated deficit	(637,573)	(551,412)	(461,220)	(398,430)	(351,050)
Total stockholders' equity	65,136	49,091	75,066	14,774	23,479

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

        Synta Pharmaceuticals Corp. is an innovative, agile biopharmaceutical company focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. Our lead oncology drug candidate, ganetespib, a novel heat shock protein 90 (Hsp90) inhibitor, is currently being evaluated in several large randomized clinical trials including GALAXY-2, a pivotal Phase 3 trial in non-small cell lung cancer (NSCLC), as well as breast cancer, ovarian and acute myeloid leukemia (AML). We are also developing several candidates from our proprietary Hsp90 inhibitor Drug Conjugate program (HDC Program), which leverages the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver a wide array of anti-cancer payloads. Our first clinical candidate from our HDC Program, STA-12-8666, is undergoing testing to enable the filing of an investigational new drug application (IND). Preclinical evaluation of additional HDC candidates is ongoing. We also have an additional clinical-stage oncology candidate: elesclomol, a mitochondrial metabolism inhibitor.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of December 31, 2014, we have raised an aggregate of approximately $819.2 million in cash proceeds to fund operations, including $616.2 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

        During the year ended December 31, 2014, we sold an aggregate of 21,692,753 shares of our common stock for an aggregate of approximately $89.0 million in net proceeds pursuant to at-the-market issuance sales agreements with MLV & Co. LLC (MLV). See "—Liquidity and Capital Resources—At-The-Market Issuance Sales Agreements with MLV."

        In April 2014, we sold 1,250,000 shares of our common stock for approximately $5.0 million in net proceeds in a registered direct offering to an affiliate of a director who is our largest stockholder.

        We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of December 31, 2014, we had an accumulated deficit of $637.6 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and may never do so. Our revenues to date have been generated primarily through our former collaboration and license agreements. The terms of these agreements included payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, if consummated, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

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

  •
  personnel related expenses, including salaries, bonuses, stock-based compensation, benefits and travel; and

  •
  overhead expenses, including rent and maintenance of our facilities, and laboratory and other supplies.

        We do not know if we will be successful in developing any of our drug candidates. We believe that accurately projecting total program-specific expenses through commercialization is not possible at this time. The timing and amount of these expenses will depend upon the costs associated with current and potential future clinical trials of our drug candidates, and any expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on the stage of development of our drug candidates. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:

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

        We anticipate that overall research and development costs may increase as we continue to advance our ganetespib program through the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, towards commercialization, conduct a full year of the I-SPY 2 breast cancer trial, and advance STA-12-8666, the lead drug candidate from our HDC Platform, into clinical development.

        Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

        General and administrative expense consists primarily of salaries, bonuses and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors' and officers' liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. We anticipate that general and administrative expense may increase in 2015 depending upon the rate at which we expand our pre-commercialization activities related to ganetespib.

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

Revenue Recognition

  Collaboration and License Agreements

        Our principal source of revenue to date has been our former collaboration and license agreements, which included upfront license payments, development milestones, reimbursement of research and development costs, potential profit sharing payments, commercial and sales-based milestones and royalties. The accounting for collaboration and license agreements requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and to determine the arrangement consideration to be allocated to each unit of accounting.

        For multiple-element arrangements entered into or materially modified after January 1, 2011, we follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13—Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13 amended certain provisions of Accounting Standards Codification (ASC) Topic 605—Revenue Recognition . This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement's consideration should be allocated to each unit of accounting.

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For us this determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) our best estimate of the selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. We did not recognize any revenue related to collaboration and license agreements during the years ended December 31, 2014, 2013 and 2012.

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

Accrued Expenses and Accrued Contract Research Liabilities

        As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our operating results is with respect to service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including contract research organizations, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we under or over estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the over or under accrual of expenses directly in our operations in the period the amount was determined.

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2014, 2013 and 2012, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We currently recognize and plan to continue to recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future. There were no changes in our estimates and accruals for contract service fees that had a material effect on our results of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

        We recognize stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers and directors. We use the Black- Scholes option pricing model to determine the grant date fair value as it is the most appropriate valuation method for our option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based upon the weighted average historical volatility data of our common stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. We use the simplified method for determining the expected lives of options. We estimate the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

        For awards with graded vesting, we recognize compensation costs based on the grant date fair value of the award on a straight-line basis over the requisite service period, which is generally the vesting period.

        Our net loss included compensation costs in the amount of $7.4 million, $6.0 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2014, the total amount of unrecognized stock-based compensation expense was $16.0 million, which will be recognized over a weighted average period of 2.9 years.

Consolidated Results of Operations

Years Ended December 31, 2014, 2013 and 2012

  Revenue

	Years Ended December 31,			2014 / 2013 Comparison		2013 / 2012 Comparison
	2014	2013	2012	$	%	$	%
	(dollars in millions)
Grant revenue	$—	$—	$0.1	$—	—%	(0.1)	(100)%

Total revenues	$—	$—	$0.1	$—	—%	$(0.1)	(100)%

  Grant revenue

        We did not have any grant revenue in 2014 and 2013. Grant revenue decreased by $0.1 million in 2013 as compared to 2012. In March 2011, we received a grant from the Department of Defense, DoD, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. We conducted work on this study during the grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). We recognized $0, $0 and $0.1 million of grant revenue under this grant in 2014, 2013 and 2012, respectively.

  Research and Development Expense

	Years Ended December 31,			2014 / 2013 Comparison		2013 / 2012 Comparison
	2014	2013	2012	$	%	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$56.8	$64.5	$45.1	$(7.7)	(12)%	$19.4	43%
Elesclomol	0.5	0.1	0.7	0.4	400%	(0.6)	(86)%

Total clinical-stage drug candidates	57.3	64.6	45.8	(7.3)	(11)%	18.8	41%
CRACM	0.3	0.9	3.2	(0.6)	(67)%	(2.3)	(72)%
STA-9584	—	—	0.2	—	—%	(0.2)	(100)%
Other early stage programs	10.6	6.4	0.2	4.2	66%	6.2	3100%

Total research and development	$68.2	$71.9	$49.4	$(3.7)	(5)%	$22.5	46%

  Ganetespib

        In 2014 as compared to 2013, costs incurred under our ganetespib program decreased by $7.7 million, including decreases of $3.6 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $4.1 million in net decreases in external costs. Internal costs decreased principally due to available resources being allocated to our HDC program. External costs overall decreased by $4.1 million due to $10.4 million in net increases resulting from the advancement of patient enrollment in the GALAXY-2 trial that commenced enrollment in April 2013 and the initiation of the I-SPY-2 breast cancer trial in October 2014 that were offset by $14.5 million in net decreases principally related to the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials, as well as costs incurred in 2013 for the conduct of NDA-enabling clinical pharmacology studies and registrational and validation drug manufacturing that were not incurred in 2014. We anticipate that costs under the ganetespib program may increase as we continue to advance the program through the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, towards commercialization and conduct a full year of the I-SPY 2 breast cancer trial.

        In 2013 as compared to 2012, costs incurred under our ganetespib program increased by $19.4 million, including increases of $1.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $18.4 million for external costs. These increases were principally due to the conduct of start-up activities and patient- related costs that began following the commencement of enrollment in April 2013 in connection with the GALAXY-2 trial, our Phase 3 trial in second- line advanced NSCLC, and the clinical conduct in connection with the ENCHANT-1 trial, our Phase 2 trial in first-line HER2+ breast cancer and TNBC, that was initiated in 2012. In addition, we completed clinical pharmacology studies and incurred net increases related to supporting drug supply and other non-clinical activities in 2013.

  Elesclomol

        In 2014 as compared to 2013, costs incurred under our elesclomol program increased by $0.4 million, principally due to increases of $0.1 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million in external costs. These increases were principally related to the pace of the ongoing clinical trial in ovarian cancer. We anticipate that future costs under our elesclomol program will remain at low levels as the ongoing clinical trial in ovarian cancer being conducted by the Gynecological Oncology Group (GOG) nears completion.

        In 2013 as compared to 2012, costs incurred under our elesclomol program decreased by $0.6 million, including decreases of $0.4 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs.

  CRACM

        In 2014 as compared to 2013, costs incurred under our CRACM program decreased by $0.6 million, principally due to decreases of $0.4 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million in external costs. These decreases were the result of a lower investment in the CRACM program as we sought a corporate partner. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

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

  Early-stage programs

        In 2014 as compared to 2013, costs incurred under our early stage programs increased by $4.2 million, including increases of $4.1 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million in external costs. These increases were principally the result of our investment in the HDC program that was announced in September 2013.

We anticipate that costs under the HDC program may increase in 2015 as we advance STA-12-8666, our lead drug candidate into clinical development.

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

  General and Administrative Expense

	Years Ended December 31,			2014 / 2013 Comparison		2013 / 2012 Comparison
	2014	2013	2012	$	%	$	%
	(dollars in millions)
General and administrative	$15.7	$15.7	$11.7	$—	—%	$4.0	34%

        In 2014 as compared to 2013, general and administrative expenses remained at a constant level, including $1.1 million in net decreases in external professional fees principally related to lower patent prosecution costs, offset by an increase of $1.1 million in personnel-related costs, related overhead and stock compensation. In March 2014, our former President and Chief Executive Officer, who was a member of the Board of Directors, resigned and we entered into a separation agreement with him. In the first quarter of 2014, we recognized approximately $2.0 million in costs in connection with this separation agreement, including approximately $1.0 million in cash compensation to be paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options. In August 2014, we announced the hiring of a new President, Chief Executive Officer and member of the Board of Directors and entered into an employment contract with her. In the third quarter of 2014, we recognized approximately $0.4 million in related upfront cash compensation for a sign-on bonus and relocation allowance. These increases were offset principally by executive compensation that was incurred in 2013 that was not incurred in 2014. We anticipate that general and administrative expense may increase in 2015 depending upon the rate at which we expand our pre-commercialization activities related to ganetespib.

        In 2013 as compared to 2012, general and administrative expenses increased by $4.0 million, including increases of $2.0 million for personnel-related costs, related overhead and stock compensation, and $2.0 million for net increases in external professional fees

  Interest Expense, net

	Years Ended December 31,			2014 / 2013 Comparison		2013/ 2012 Comparison
	2014	2013	2012	$	%	$	%
	(dollars in millions)
Interest expense, net	$2.2	$2.6	$1.8	$(0.4)	(15)%	$0.8	44%

        In 2014 as compared to 2013, interest expense decreased due to the start of principal payments in January 2014 under the GECC Term Loan and the maturity in April 2014 of the original three-year $2.0 million loan under the Oxford Term Loan. We anticipate that interest expense will decrease in 2015 as we continue to make principal payments under the GECC Term Loan.

        In 2013 as compared to 2012, interest expense increased as a result of the approximate $13.5 million in aggregate additional funding that was obtained in March 2013 and June 2013 in connection with the GECC and Oxford Term Loans, respectively.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Cash, cash equivalents and marketable securities	$97.7	$91.5	$100.6
Working capital	68.5	60.0	77.9
Cash flows (used in) provided by:
Operating activities	(78.9)	(77.4)	(54.1)
Investing activities	(8.8)	(24.7)	(9.9)
Financing activities	85.3	69.0	115.5
Capital expenditures (included in investing activities)	(0.1)	(0.8)	(0.5)

        Our operating activities used cash of $78.9 million, $77.4 million and $54.1 million in 2014, 2013 and 2012, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        In 2014, our investing activities used cash of $8.8 million, including the purchases of marketable securities in the amount of $93.8 million and purchases of property and equipment in the amount of $0.1 million, offset by maturities of marketable securities in our investment portfolio in the amount of $85.1 million. In 2013, our investing activities used cash of $24.7 million, including the purchases of marketable securities of $114.2 million and purchases of property and equipment of $0.8 million, offset by maturities of marketable securities in our investment portfolio in the amount of $90.3 million. In 2012, our investing activities used cash of $9.9 million, including the purchases of marketable securities of $50.0 million and purchases of property and equipment of $0.5 million, offset by maturities of marketable securities in our investment portfolio of $40.6 million.

        Our financing activities provided cash of $85.3 million, $69.0 million and 115.5 million in 2014, 2013 and 2012, respectively. In 2014, we raised approximately $94.8 million in net cash proceeds, including $89.0 million in net proceeds from sales of our common stock under at-the-market issuance sales agreements with MLV, $5.0 million in a registered direct offering to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options. In 2013, we raised approximately $71.7 million in net cash proceeds, including $57.1 million in net proceeds from the sale of 16,100,000 shares of our common stock in a public offering in November 2013, $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. In 2012, we raised approximately $119.7 million in net cash proceeds, including $33.0 million in net proceeds from the sale of 8,050,000 shares of our common stock in a public offering in January 2012 and February 2012, $25.8 million in net proceeds from the sale of 3,976,702 shares of our common stock in a registered direct offering in July 2012, $59.8 million in net proceeds from the sale of 7,000,000 shares of our common stock in a registered direct offering in December 2012 and $1.1 million from the exercise of common stock options. We repaid $9.5 million, $2.6 million and $4.2 million in principal payments in 2014, 2013 and 2012, respectively, in connection with the GECC Term Loan and the Oxford Term Loan. In January 2014, we began making 30 equal monthly payments of principal under the GECC Term Loan. During the period from July 2012 through March 2013, we made 9 equal monthly payments of principal under the GECC Term Loan. For the periods from April 2013 through December 2013 and prior to July 2012 we made interest-only payments.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2014)	Total	2015	2016 through 2017	2018 through 2019	More than 5 years
Operating and capital lease obligations	$4.3	$2.3	$2.0	$—	$—
GECC and Oxford Term Loans(1)	15.7	10.2	5.5	—	—
Research and development contracts(2)(3)	56.7	45.5	11.2	—	—

Total	$76.7	$58.0	$18.7	$—	$—

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

(3)
Includes contracts entered into after December 31, 2014.

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

        In accordance with the termination provisions of the Roche Agreement, all rights to the CRACM licensed compounds under the agreement were returned to us. In May 2014, we entered into a license arrangement with PRCL Research, Inc for two lead candidates and the associated intellectual property portfolio. We may pay Roche a low single-digit royalty on any potential future sales of the licensed products.

        In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to us. We may continue to develop elesclomol alone or with another partner and may pay GSK a low single-digit royalty on any potential future sales of elesclomol.

        Under various license and other agreements, we may be obligated to pay up to an aggregate of $4.5 million if specified development and commercialization milestones are met, as follows (in millions).

Milestone	Amount
Development-based milestones related to the conduct of clinical trials	$0.3
Development-based milestones related to regulatory submission and approval	2.2
Commercialization-based milestones	2.0

Total	$4.5

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

At-The-Market Issuance Sales Agreements with MLV

        We entered into at-the-market issuance sales agreements (May 2012, May 2014 and July 2014 Sales Agreements) with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time, at our option, through MLV as our sales agent. Sales of common stock through MLV may be made by any method that is deemed an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the Securities Act), including by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the Sales Agreements, MLV will use commercially reasonable efforts to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreements. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We will pay MLV a commission of up to 3% of the gross proceeds. The May 2012 and May 2014 Sales Agreements were terminated by us upon the sale of substantially all stock authorized for sale under each such agreement. The July 2014 Sales Agreement may be terminated by us at any time.

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

        In July 2014, we reserved up to $50 million under our shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, we sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to us were approximately $22.5 million after deducting commissions and other transactions costs. As of December 31, 2014, approximately $27.0 million remained reserved under our shelf registration statement and applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

Public Offering

        In November 2013, we raised approximately $60.4 million in gross proceeds from the sale of an aggregate 16,100,000 shares of our common stock in a public offering at a public offering price of $3.75 per share, including 14,000,000 shares in the initial offering and 2,100,000 shares upon the full exercise of the underwriters' option to purchase additional shares. Certain of our directors and their affiliates, including its largest stockholder, purchased an aggregate of 5,183,333 shares in this offering. The net offering proceeds to us were approximately $57.1 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by us.

Registered Direct Offerings

        In December 2012, we entered into common stock purchase agreements with investors and certain directors, including our largest stockholder, pursuant to which we sold 7,000,000 shares of its common stock in a registered direct offering at a purchase price of $8.60 per share. These shares were sold directly to these investors and directors without a placement agent, underwriter, broker or dealer. The net proceeds to us were approximately $59.8 million after deducting estimated offering expenses payable by us.

        In July 2012, twe entered into subscription agreements with certain directors, including our largest stockholder, pursuant to which we sold 3,976,702 shares of our common stock in a registered direct offering at a purchase price of $6.49 per share. These shares were sold directly to these directors without a placement agent, underwriter, broker or dealer. The net proceeds to us were approximately $25.8 million after deducting estimated offering expenses payable by us.

Public Offering

        In January 2012 and February 2012, we raised approximately $35.4 million in gross proceeds from the sale of an aggregate 8,050,000 shares of our common stock in a public offering at $4.40 per share, including 7,000,000 shares in the initial closing in January 2012 and 1,050,000 shares in a second closing in February 2012 upon the full exercise of the over-allotment option granted to the underwriters. One of our directors, who is our largest stockholder, purchased 1,136,363 shares in this offering. The net offering proceeds to us were approximately $33.0 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by us.

Term Loans

General Electric Capital Corporation (GECC)

        In March 2013, we amended our loan and security agreement entered into in September 2010 with GECC and one other lender, or the GECC Term Loan, and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. We made interest-only payments for the period from April 2013 through December 2013. In January 2014, we began making 30 equal monthly payments of principal under the GECC Term Loan. During the period from July 2012 through March 2013, we made 9 equal monthly payments of principal under the GECC Term Loan. For the periods from April 2013 through December 2013 and prior to July 2012 we made interest-only payments. We are obligated to pay an exit fee of $788,000 at the time of the final principal payment. (See Note 9 of the accompanying condensed consolidated financial statements.)

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

Liquidity

Funding Requirements

        We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future as we:

  •
  complete the ongoing clinical trials of ganetespib in solid tumors, including the GALAXY-2 and I-SPY 2 trials, and initiate additional clinical trials of ganetespib if supported by trial results;

  •
  complete preclinical development of STA-12-8666, our first HDC drug candidate, and initiate clinical trials of this compound, if supported by the preclinical data;

  •
  advance an HDC drug candidate with a different anti-cancer payload than STA-12-8666 into preclinical development and initiate clinical trials, if supported by preclinical data;

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

  •
  the results of our preclinical studies of STA-12-8666 and any additional Hsp90 inhibitors or other HDC drug candidates that we may develop, and our decision to initiate clinical trials, if supported by the preclinical and other test results;

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

  •
  the timing, receipt, and amount of sales or royalties, if any, from ganetespib, elesclomol, STA-12-8666, other drug candidates from our HDC program and our other potential products; and

  •
  whether we are able to receive regulatory approval for and commercialize ganetespib or any of our other drug candidates.

        As of December 31, 2014, we had $97.7 million in cash, cash equivalents and marketable securities, an increase of $6.2 million from $91.5 million as of December 31, 2013. This increase principally reflects an aggregate of $94.0 million raised in net cash proceeds from sales of our common stock in April 2014 through September 2014 under the at-the-market issuance sales agreements with MLV and in a registered direct offering to an affiliate of a director who is our largest stockholder and

$0.8 million from the exercise of common stock options, offset by cash used in operations and term loan principal payments as discussed under "Cash Flows" above.

        We have not yet generated any product revenue and may never do so. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we are engaged in multiple preliminary partnership discussions for each of our currently unpartnered programs, including ganetespib and the HDC platform, which could result in one or more new partnership agreements that may include upfront payments and cost-sharing provisions, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future.

        We expect our $97.7 million in cash resources as of December 31, 2014 will be sufficient to fund operations at least through the end of 2015. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our ATM. The timing and nature of certain activities contemplated for 2015 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-187242), under which we currently have up to $171.6 million in securities available for future issuance, which includes up to $27.0 million in remaining shares of common stock that we have reserved and that may be offered and sold under the July 2014 Sales Agreement with MLV.

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

        If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards

        For tax years through 2014 we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO, or any other equity offerings to date. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2014, we have net operating loss carryforwards for U.S. federal tax purposes of approximately $529.7 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2034 unless utilized. As of December 31, 2014, we have state net operating loss carryforwards of approximately $275.4 million, which will expire through 2034 unless utilized. The net operating loss carryforwards include approximately $1.4 million of deductions related to the exercise of common stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The utilization of these net operating loss carryforwards may be further limited if we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2014, we had cash, cash equivalents and marketable securities of $97.7 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

2.     Internal Control Over Financial Reporting

  (a)
  Management's Annual Report on Internal Control Over Financial Reporting

Management's Annual Report On Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceuticals Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Synta Pharmaceuticals Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Synta Pharmaceuticals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synta Pharmaceuticals Corp. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 12, 2015

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

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Officer and Director Compensation," "Management and Corporate Governance—Committees of the Board of Directors and Meetings" and "Compensation Committee Report" in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management and Corporate Governance—The Board of Directors" and "Management and Corporate Governance—Director Independence" in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the proposal captioned "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

 PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)	The following documents are filed as part of this Annual Report on Form 10-K:
Item 15(a)(1) and (2)	The Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3)	Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant.		S-1/A (Exhibit 3.2)	1/23/07	333-138894
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Synta Pharmaceuticals Corp.		8-K (Exhibit 3.1)	6/17/13	001-33277
3.2	Restated Bylaws of the Registrant.		S-1/A (Exhibit 3.4)	1/23/07	333-138894
4.1	Form of Common Stock Certificate.		S-1/A (Exhibit 4.1)	2/5/07	333-138894
4.2.1	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.1)	12/1/06	333-138894
4.2.2	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.2)	12/1/06	333-138894
4.2.3	Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.3)	2/5/07	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
4.2.4	Third Amendment, dated November 30, 2011, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		8-K (Exhibit 10.1)	12/1/11	001-33277
Lease Agreements
10.1
	Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006.		S-1/A (Exhibit 10.5)	12/1/06	333-138894
10.1.1
	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		10-Q (Exhibit 10.1)	8/7/08	001-33277
10.1.2
	Third Amendment, dated April 19, 2011, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		8-K (Exhibit 10.1)	4/22/11	001-33277
10.2	Lease Agreement, dated as of June 9, 2011, by and between the Registrant and 125 Hartwell Trust.		10-Q (Exhibit 10.3)	8/4/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.3	Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord's Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005.		S-1/A (Exhibit 10.8)	12/1/06	333-138894
10.4	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		S-1/A (Exhibit 10.27)	1/4/07	333-138894
10.4.1	First Amendment, dated as of June 23, 2011, to Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		10-Q (Exhibit 10.4)	8/4/11	001-33277
Credit Facilities, Loan and Equity Agreements
10.5	Common Stock Purchase Agreement, dated October 4, 2010, by and between the Registrant and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	10/5/10	001-33277
10.5.1	Amendment No. 1, dated August 19, 2011, to Common Stock Purchase Agreement, dated October 4, 2010, by and between Synta Pharmaceuticals Corp. and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	8/19/11	001-33277
10.6	Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	10/5/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.1	First Amendment, dated as of November 9, 2010, to Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.11)	3/11/11	001-33277
10.6.2
	Second Amendment, dated as of March 3, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	5/5/11	001-33277
10.6.3
	Third Amendment, dated as of July 1, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.5)	8/4/11	001-33277
10.6.4
	Fourth Amendment, dated as of January 23, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.6.4)	2/22/11	001-33277
10.6.5
	Fifth Amendment, dated as of July 30, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	8/2/12	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.6	Sixth Amendment, dated as of December 6, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.6.6)	3/14/13	001-33277
10.6.7
	Seventh Amendment, dated as of December 14, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1)	12/20/12	001-33277
10.6.8	Eighth Amendment to Loan and Security Agreement dated as of March 28, 2013 by and among the Company, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	4/1/13	001-33277
10.6.9
	Ninth Amendment, dated as of November 25, 2013 to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1)	12/2/13	001-33277
10.6.10
	Tenth Amendment, dated as of July 17, 2014 to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.2)	7/18/14	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.7	Amended and Restated Promissory Note issued by the Registrant to General Electric Capital Corporation.		8-K (Exhibit 10.1.2)	4/1/13	001-33277
10.8	Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	10/5/10	001/33277
10.8.1	Amended and Restated Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	4/1/13	001-33277
10.9	Guaranty, dated as of September 30, 2010, by and among Synta Securities Corp. and General Electric Capital Corporation.		8-K (Exhibit 10.1.4)	10/5/10	001-33277
10.10	Pledge Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., and General Electric Capital Corporation.		8-K (Exhibit 10.1.5)	10/5/10	001-33277
10.11	Form of Subscription Agreement, dated July 25, 2012, by and between the Registrant and each of the Purchasers participating in the Registrant's July Registered Direct Offering.		8-K (Exhibit 10.1)	7/26/12	001-33277
10.12	Form of Common Stock Purchase Agreement, dated December 12, 2012, by and each of the Purchasers participating in the Registrant's December Registered Direct Offering.		8-K (Exhibit 10.1)	12/13/12	001-33277
10.13	Letter Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC, terminating the At the Market Issuance Sales Agreement dated as of May 2, 2012.		10-Q (Exhibit 10.4)	5/8/14	001-33277
10.14	Subscription Agreement, dated April 11, 2014, by and between the Registrant and KFO Holdings LLC.		8-K (Exhibit 10.1)	4/14/14	001-33277
10.15	New At-the-Market Issuance Sales Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC.		10-Q (Exhibit 10.3)	5/8/14	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.16	At the Market Issuance Sales Agreement, dated July 18, 2014, by and between the Registrant and MLV & Co. LLC.		8-K (Exhibit 10.1)	7/18/14	001-33277
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.17	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277
†10.17.1	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277
Equity Compensation Plans
*10.18	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894
*10.19	Amended and Restated 2006 Stock Plan.		8-K (Exhibit 10.1)	6/21/10	001-33277
*10.20	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894
*10.21	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894
*10.22	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894
*10.23	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894
*10.24	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894
Agreements with Executive Officers and Directors
*10.25	Amended and Restated Director Compensation Policy, effective March 18, 2014.		10-Q (Exhibit 10.2)	5/8/14	001-33277
*10.26	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.27	Letter Agreement, dated February 19, 2004, by and between the Registrant and Keith Ehrlich.		S-1/A (Exhibit 10.17)	12/1/06	333-138894
*10.28	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894
*10.29	Letter Agreement, dated December 9, 2008, by and between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.29)	3/11/10	001-33277
*10.30	Executive Employment Agreement, dated August 1, 2014, between Synta Pharmaceuticals Corp. and Anne C. Whitaker.		8-K (Exhibit 10.1)	8/6/14	001-33277
*10.31	Letter Agreement, dated December 3, 2014, between Synta Pharmaceuticals Corp. and Chen Schor.		8-K (Exhibit 10.1)	12/4/14	001-33277
*10.32	Letter Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum		8-K (Exhibit 10.3)	12/4/14	001-33277
*10.33	Separation Agreement between the Company and Dr. Bahcall, dated March 19, 2014.		8-K (Exhibit 10.1)	3/20/14	001-33277
*10.34	Form of Severance and Change in Control Agreement between the Registrant and each of Arthur McMahon and Vojo Vukovic.		10-K (Exhibit 10.30)		*10.30
*10.35	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.		10-K (Exhibit 10.31)	3/11/10	001-33277
*10.36	Severance and Change of Control Agreement, dated December 3, 2014, between Synta Pharmaceuticals Corp. and Chen Schor.		8-K (Exhibit 10.2)	12/4/14	001-33277
*10.37	Severance and Change of Control Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum.		8-K (Exhibit 10.4)	12/4/14	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.38	Retention Award from the Registrant to Keith S. Ehrlich, dated April 14, 2009.		10-Q (Exhibit 10.3)	8/4/09	001-33277
10.39	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894
10.40	Subscription Agreement, dated November 10, 2010, by and between the Registrant and Bruce Kovner.		8-K (Exhibit 10.1)	11/12/10	001-33277
10.41	Form of Common Stock Purchase Agreement, dated April 14, 2011, by and among the Registrant and each of the Investors participating in the Registrant's Registered Direct Common Stock Offering.		8-K (Exhibit 10.1)	4/15/11	001-33277
*10.42	Letter Agreement dated December 17, 2013, by and between the Registrant and Steven Bernitz.		10-K (Exhibit 10.36)	3/11/14	001-33277
*10.43	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.		10-Q (Exhibit 10.4)	11/6/14	001-33277
*10.44	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.		10-Q (Exhibit 10.5)	11/6/14	001-33277
*10.45	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Chen Schor.	X
*10.46	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.	X
*10.47	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Chen Schor.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.48	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.	X
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
	The following materials from Synta Pharmaceuticals Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

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

SYNTA PHARMACEUTICALS CORP.
Date: March 12, 2015	By:	/s/ ANNE C. WHITAKER Anne C. Whitaker President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ ANNE C. WHITAKER Anne C. Whitaker	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2015
/s/ MARC R. SCHNEEBAUM Marc R. Schneebaum	Senior Vice President, Chief Financial Officer (principal accounting and financial officer)	March 12, 2015
/s/ KEITH R. GOLLUST Keith R. Gollust	Chairman of the Board	March 12, 2015
/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Director	March 12, 2015
/s/ BRUCE KOVNER Bruce Kovner	Director	March 12, 2015
/s/ DONALD W. KUFE, M.D. Donald W. Kufe, M.D.	Director	March 12, 2015
/s/ WILLIAM REARDON, C.P.A. William Reardon, C.P.A.	Director	March 12, 2015
/s/ ROBERT N. WILSON Robert N. Wilson	Director	March 12, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheets of Synta Pharmaceuticals Corp. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 12, 2015

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$46,024	$48,490
Marketable securities	51,666	42,986
Prepaid expenses and other current assets	1,656	765

Total current assets	99,346	92,241
Property and equipment, net	1,024	1,553
Other assets	305	1,409

Total assets	$100,675	$95,203

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,139	$6,589
Accrued contract research costs	12,317	10,407
Other accrued liabilities	6,177	5,718
Current portion of capital lease obligations	42	42
Current portion of term loans	9,214	9,451

Total current liabilities	30,889	32,207

Long-term liabilities:
Capital lease obligations, net of current portion	43	85
Term loans, net of current portion	4,607	13,820

Total long-term liabilities	4,650	13,905

Total liabilities	35,539	46,112

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at December 31, 2014 and December 31, 2013; 109,120,670 and 85,232,506 shares issued and outstanding at December 31, 2014 and 2013, respectively	11	9
Additional paid-in-capital	702,694	600,477
Accumulated other comprehensive income	4	17
Accumulated deficit	(637,573)	(551,412)

Total stockholders' equity	65,136	49,091

Total liabilities and stockholders' equity	$100,675	$95,203

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Grant revenue	$—	$—	$147

Total revenues	—	—	147
Operating expenses:
Research and development	68,205	71,860	49,412
General and administrative	15,746	15,699	11,676

Total operating expenses	83,951	87,559	61,088

Loss from operations	(83,951)	(87,559)	(60,941)
Interest expense, net	(2,210)	(2,633)	(1,849)

Net loss	$(86,161)	$(90,192)	$(62,790)

Net loss per common share:
Basic and diluted net loss per common share	$(0.87)	$(1.27)	$(1.06)
Basic and diluted weighted average number of common shares outstanding	98,489,470	70,976,705	59,411,476

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(86,161)	$(90,192)	$(62,790)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(13)	15	(1)

Comprehensive loss	$(86,174)	$(90,177)	$(62,791)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in Capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2011	49,539,808	$5	$413,196	$3	$(398,430)	$14,774
Issuance of common shares in equity offering, excluding to related parties, net	11,264,102	1	65,106	—	—	65,107
Issuance of common shares to related parties	7,762,600	1	53,544	—	—	53,545
Issuance of restricted common shares	45,243	—	—	—	—	—
Exercise of stock options	322,298	—	1,141	—	—	1,141
Purchase and retirement of common shares from an officer	(3,969)	—	(32)	—	—	(32)
Compensation expense related to stock options for services	—	—	3,322	—	—	3,322
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(62,790)	(62,790)

Balance at December 31, 2012	68,930,082	$7	$536,277	$2	$(461,220)	$75,066
Issuance of common shares in equity offering, excluding to related parties, net	10,916,667	1	37,628	—	—	37,629
Issuance of common shares to related parties	5,183,333	1	19,436	—	—	19,437
Issuance of restricted common shares	140,000	—	—	—	—	—
Forfeitures of restricted common shares	(75,000)	—	—	—	—	—
Exercise of stock options	137,424	—	1,106	—	—	1,106
Compensation expense related to stock options for services	—	—	6,030	—	—	6,030
Unrealized gain on marketable securities	—	—	—	15	—	15
Net loss	—	—	—	—	(90,192)	(90,192)

Balance at December 31, 2013	85,232,506	$9	$600,477	$17	$(551,412)	$49,091
Issuance of common shares in equity offering, excluding to related parties, net	21,692,753	2	88,940	—	—	88,942
Issuance of common shares to related parties	1,250,000	—	4,992	—	—	4,992
Issuance of restricted common shares	764,022	—	—	—	—	—
Forfeitures of restricted common shares	(25,000)	—	—	—	—	—
Exercise of stock options	206,389	—	854	—	—	854
Compensation expense related to stock options for services	—	—	7,431	—	—	7,431
Unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(86,161)	(86,161)

Balance at December 31, 2014	109,120,670	$11	$702,694	$4	$(637,573)	$65,136

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(86,161)	$(90,192)	$(62,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,431	6,030	3,322
Depreciation and amortization	673	516	738
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	102	21	(225)
Other assets	111	(951)	173
Accounts payable	(3,450)	928	2,194
Accrued contract research costs	1,910	5,646	1,920
Other accrued liabilities	459	591	533

Net cash used in operating activities	(78,925)	(77,411)	(54,135)

Cash flows from investing activities:
Purchases of marketable securities	(93,845)	(114,151)	(50,033)
Maturities of marketable securities	85,152	90,267	40,595
Purchases of property and equipment	(144)	(769)	(505)

Net cash used in investing activities	(8,837)	(24,653)	(9,943)

Cash flows from financing activities:
Proceeds from issuances of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	89,796	38,735	66,248
Proceeds from the sale of common stock to related parties	4,992	19,437	53,545
Purchase and retirement of common stock from an officer	—	—	(32)
Proceeds from term loans	—	13,500	—
Payment of term loans	(9,450)	(2,617)	(4,234)
Payment of capital lease obligations	(42)	(13)	(12)

Net cash provided by financing activities	85,296	69,042	115,515

Net increase (decrease) in cash and cash equivalents	(2,466)	(33,022)	51,437
Cash and cash equivalents at beginning of period	48,490	81,512	30,075

Cash and cash equivalents at end of period	$46,024	$48,490	$81,512

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,875	$2,512	$1,696
Assets acquired under capital lease	—	$126	—

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements

(1) Nature of Business

        Synta Pharmaceuticals Corp. (the Company) was incorporated in March 2000 and commenced operations in July 2001. The Company is an innovative, agile biopharmaceutical company focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients.

        The Company is subject to risks common to emerging companies in the drug development and pharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing and compliance with the U.S. Food and Drug Administration and other government regulations.

        The Company has incurred significant operating losses since its inception and, as a result, as of December 31, 2014 had an accumulated deficit of $637.6 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, capital leases, non-refundable payments under the former collaboration agreements with GlaxoSmithKline (GSK) and Hoffman-La Roche (Roche), and proceeds from term loans by General Electric Capital Corporation (GECC) and Oxford Finance Corporation (Oxford) (see Note 9).

        The Company expects its $97.7 million in cash, cash equivalents and marketable securities as of December 31, 2014 will be sufficient to fund operations at least through the end of 2015. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under the Company's at-the-market-issuance sales agreement (ATM) with MLV & Co. LLC (MLV) (see Note 5). The timing and nature of certain activities contemplated for 2015 will be conducted subject to the availability of sufficient financial resources.

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets, measurement of stock-based compensation, and the periods of performance under collaborative research and development agreements. The Company bases its

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a money market fund to be cash equivalents. Changes in the level of cash and cash equivalents may be affected by changes in investment portfolio maturities, as well as actual cash disbursements to fund operations.

        The primary objective of the Company's investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. The Company's cash is deposited in a highly rated financial institution in the United States. The Company invests in money market funds and high-grade, short-term commercial paper and corporate bonds, which management believes are subject to minimal credit and market risk. Declines in interest rates, however, would reduce future investment income.

Marketable Securities

        Marketable securities consist of investments in high-grade corporate obligations, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2014, 2013 and 2012, the Company determined it did not have any securities that were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2014, 2013 and 2012, the Company did not have any realized gains or losses on marketable securities.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities and term loan obligations, approximate their fair values. The fair value of the Company's financial instruments reflects the amounts that would be received upon sale of an asset or

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:

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

        Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of December 31, 2014, the Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the years ended December 31, 2014, 2013 and 2012, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2014, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company's term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company's term loan obligations approximates fair value as the Company's interest rate yield is near current market rate yields. The disclosed fair value of the Company's term loan obligations is based on Level 3 inputs.

Property and Equipment

        Property, equipment and software is carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance costs are expensed as incurred.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs for salaries, bonuses, benefits, facilities, research-related overhead and stock compensation, and external costs for payments to third party contract research organizations, investigative sites and consultants in connection with the Company's preclinical and clinical programs, costs associated with drug formulation and supply of drugs for clinical trials, and other external costs.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $1.9 million, $2.9 million, and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        As of December 31, 2014 and 2013, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

        The tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Impairment of Long-Lived Assets

        The Company assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were impaired as of December 31, 2014 and 2013.

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

        For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13—Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13 amended certain provisions of Accounting Standards Codification (ASC) Topic 605—Revenue Recognition . This standard addresses the determination of the unit(s) of accounting for

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

multiple-element arrangements and how an arrangement's consideration should be allocated to each unit of accounting.

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company's best estimate of the selling price (BESP). The BESP reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. The Company did not recognize any revenue related to collaboration and license agreements during the years ended December 31, 2014, 2013 and 2012.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  Grant Revenue

        In March 2011, the Company received a grant from the Department of Defense, in the approximate amount of $1 million, for the development of STA-9584 in advanced prostate cancer. The Company conducted work on this study during the grant period from April 2011 through March 2012. Reimbursements were based on actual costs agreed upon in the proposal (salary, fringe benefits, overhead, and direct costs such as materials and subcontractors). During the years ended December 31, 2014, 2013 and 2012, the Company recognized $0, $0 and $147,000, respectively, in grant revenues.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model to determine the grant date fair value as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based upon the weighted average historical volatility data of the Company's common stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

        For awards with graded vesting, the Company recognizes compensation costs based on the grant date fair value of awards on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Basic and Diluted Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2014, 2013 and 2012, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

        The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Common stock options	8,829,343	6,814,417	5,521,584
Unvested restricted stock	744,514	45,000	35,122

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. The Company has not yet determined the effect that the adoption of this guidance will have on the disclosures included in its consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2014 and December 31, 2013 was as follows in thousands (see Note 2):

	December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash and money market funds (Level 1)	$45,004	$—	$—	$45,004
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,020	—	—	1,020

Total cash and cash equivalents	$46,024	$—	$—	$46,024
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	51,662	12	(8)	51,666

Total cash, cash equivalents and marketable securities	$97,686	$12	$(8)	$97,690

	December 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash and money market funds (Level 1)	$40,586	$—	$—	$40,586
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,904	—	—	7,904

Total cash and cash equivalents	$48,490	$—	$—	$48,490
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,969	18	(1)	42,986

Total cash, cash equivalents and marketable securities	$91,459	$18	$(1)	$91,476

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(4) Property and Equipment

        Property and equipment as of December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Laboratory equipment	$12,217	$12,681
Leasehold improvements	4,988	4,958
Computers and software	3,126	3,220
Furniture and fixtures	1,176	1,170

	21,507	22,029
Less accumulated depreciation and amortization	(20,483)	(20,476)

	$1,024	$1,553

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.7 million, $0.5 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The net book value and accumulated amortization of equipment under capital lease was approximately $84,000 and $42,000 respectively, at December 31, 2014, and $126,000 and $0, respectively, at December 31, 2013.

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

At-The-Market Issuance Sales Agreements

        The Company entered into at-the-market issuance sales agreements (May 2012, May 2014 and July 2014 Sales Agreements) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company's option, through MLV as its sales agent. Sales of common stock through MLV may be made by any method that is deemed an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Stockholders' Equity (Continued)

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

        From May 2014 through July 2014, the Company sold an aggregate of 9,424,193 shares of common stock pursuant to the May 2014 Sales Agreement for an aggregate of approximately $40.0 million in gross proceeds at an average selling price of $4.24 per share. Net proceeds to the Company were approximately $39.2 million after deducting commissions and other transactions costs.

        In July 2014, the Company reserved up to $50 million under its shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, the Company sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to the Company were approximately $22.5 million after deducting commissions and other transactions costs. As of December 31, 2014, approximately $27.0 million remained reserved under the Company's shelf registration statement and the applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

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

Registered Direct Offerings

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

(6) Stock-Based Compensation

        The Company's 2006 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2015, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 10,300,000 to 11,600,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2014. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of December 31, 2014, the Company had options outstanding to purchase 8,829,343 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006. As of December 31, 2014, 1,385,022 shares were available for future issuance.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        The following table summarizes stock option activity during the year ended December 31, 2014:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	6,814,417	$6.90
Options granted	3,276,427	4.90
Options exercised	(206,389)	4.14
Options cancelled	(1,055,112)	7.35

Outstanding at December 31	8,829,343	$6.17	6.35	$70,082

Exercisable at December 31	4,915,662	$6.67	4.17	$70,082

        The aggregate intrinsic value of all options outstanding and exercisable represents the total pre-tax amount, net of the exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the closing stock price of $2.65 on December 31, 2014, which was the last trading day of the year. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $435,000, $385,000 and $904,000, respectively. The total cash received by the Company as a result of stock option exercises during 2014, 2013 and 2012 was $0.9 million, $1.1 million and $1.1 million, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2014, 2013 and 2012 were $4.00, $7.28 and $4.10, respectively.

Non-Vested ("Restricted") Stock Awards With Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.3 million and $0.6 million, respectively.

        The following table summarizes unvested restricted share activity during the year ended December 31, 2014:

	Shares	Weighted average grant date fair value
Outstanding at January 1	45,000	$4.63
Vested	(39,508)	4.56
Granted	764,022	3.67
Forfeited	(25,000)	4.34

Outstanding at December 31	744,514	$3.65

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        For the years ended December 31, 2014, 2013 and 2012, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2014	2013	2012
Risk-free interest rate	1.88%	1.20%	1.11%
Expected life in years	6.25 years	6.25 years	6.25 years
Volatility	104%	102%	101%
Expected dividend yield	—	—	—

        Stock-based compensation expense during the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$7,076	$5,757	$3,082
Restricted stock	355	273	240

Total stock-based compensation expense	$7,431	$6,030	$3,322

Effect of stock-based compensation expense by line item:
Research and development	$4,412	$3,220	$2,485
General and administrative	3,019	2,810	837

Total stock-based compensation expense included in net loss	$7,431	$6,030	$3,322

        Unrecognized stock-based compensation expense as of December 31, 2014 was as follows (dollars in thousands):

	Unrecognized stock compensation expense as of December 31, 2014	Weighted average remaining period (in years)
Employee stock options	$13,468	2.77
Restricted stock	2,545	3.39

Total	$16,013	2.87

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

7) Other Accrued Liabilities

        Other accrued liabilities as of December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Compensation and benefits	$3,852	$3,137
Professional fees	1,285	1,585
Other	1,040	996

	$6,177	$5,718

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

License Arrangement

        In May 2014, the Company entered into a license arrangement for its CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada. PRCL plans to develop one of the two lead candidates licensed from the Company to proof-of-concept. Synta was granted a minority interest in PRCL in exchange for its contribution of know-how and intellectual property and will also hold a seat on PRCL's Board of Directors. Synta will not be required to provide any research funding or capital contributions to PRCL. Synta will be reimbursed by PRCL for any ongoing intellectual property management costs in connection with the contributed intellectual property and may conduct preclinical research activities which would be reimbursed by PRCL. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

(9) Term Loans

General Electric Capital Corporation

        In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Term Loans (Continued)

to $22.5 million at March 31, 2013. This amendment was accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. In January 2014, the Company began making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. During the period from July 2012 through March 2013, the Company made 9 equal monthly payments of principal under the GECC Term Loan. For the periods from April 2013 through December 2013 and prior to July 2012 the Company made interest-only payments.

        The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the years ended December 31, 2014, 2013 and 2012, the Company recognized GECC Term Loan interest expense of $2.1 million, $2.5 million and $1.7 million, respectively, of which $0.4 million, $0.6 million and $0.3 million, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

        In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding, and in December 2012, the Company entered into a loan modification agreement, as amended, under which the Company could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance (collectively, the Oxford Term Loan). As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. The Company continues to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. The Company recognized approximately $59,000, $127,000 and $172,000 in interest expense in the years ended December 31, 2014, 2013 and 2012, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Term Loans (Continued)

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

        Future principal payments under the GECC and Oxford Term Loans as of December 31, 2014 were approximately as follows (in thousands):

Years ending December 31,
2015	$9,214
2016	4,607

Total principal payments	13,821
Less current portion	(9,214)

Long term portion	$4,607

(10) Income Taxes

        Differences between the actual tax provision (benefit) and the tax provision (benefit) computed using the United States federal income tax rate is as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years ended December 31,
	2014	2013	2012
Benefit at statutory rate	$(29,293)	$(30,665)	$(21,349)
State taxes, net of federal benefit	(3,342)	(3,735)	(3,220)
State net operating loss expiration	—	661	3,167
Stock-based compensation	1,094	1,118	382
Tax credits	(1,720)	(2,462)	(411)
Foreign rate differential	6,243	5,252	—
Other	100	(47)	22
Increase in valuation allowance	26,918	29,878	21,409

Income tax provision (benefit)	$—	$—	$—

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below (in thousands):

	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$194,091	$170,557
Federal and state research and development credits	21,401	19,675
Depreciation and amortization	2,423	2,412
Deferred compensation	7,643	6,254
Other	1,427	1,169

Deferred tax assets	226,985	200,067
Less valuation allowance	(226,985)	(200,067)

Net deferred tax assets	$—	$—

        The total valuation allowance increased by approximately $26.9 million, $29.9 million and $21.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company has established valuation allowances against its deferred tax assets because management believes that, after considering all of the available objective evidence, both historical and prospective, the realization of the deferred tax assets does not meet the "more likely than not" criteria. The Company evaluates the need for a valuation allowance on a quarterly basis.

        For tax years through 2014 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of the Company's IPO, or any other equity offerings to date. As a result, the utilization of the Company's federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2014, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $529.7 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2034 unless utilized. At December 31, 2014, the Company has state net operating loss carryforwards of approximately $275.4 million, which will expire through 2034 unless utilized. The net operating loss carryforwards include approximately $1.4 million of deductions related to the exercise of common stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

        At December 31, 2014, the Company had approximately $16.7 million and $7.1 million, respectively, in federal and state research and development credits. Unless utilized, the federal credits will expire from 2020 through 2034, state research credits will expire from 2018 through 2029 and state investment tax credits will expire from 2015 through 2017.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2011 through 2014. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        The Company does not consider any of its tax positions to be uncertain and accordingly there are no tax reserves for the years ended December 31, 2014, 2013 and 2012. The Company will recognize interest expense and penalties related to uncertain tax positions in income tax expense. The Company has not, as yet, conducted a study of its domestic research and development credit carryforwards. This study may result in an increase or decrease to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations and comprehensive loss or cash flows if an adjustment were required.

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

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases are approximately as follows (in thousands):

	Operating leases	Capital leases
Years ending December 31,
2015	$2,226	$44
2016	1,995	44
2017	25	—

Total minimum payments	$4,246	88

Less: amount representing interest		(3)

Present value of minimum payments		85
Less current portions of obligations		(42)

Long term obligation		$43

        Rent expense under operating leases was approximately $2.3 million, $2.2 million and $2.2 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies (Continued)

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

(12) Related Party Transactions

        In April 2014, the Company sold 1,250,000 shares of its common stock at a purchase price of $4.01 per share in a registered direct offering to an affiliate of a director who is its largest stockholder (see Note 5).

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

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(12) Related Party Transactions (Continued)

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

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years ended December 31, 2014, 2013 and 2012 were approximately $359,000, $413,000 and $376,000, respectively, subject to forfeitures.

(14) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2014 and 2013:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except shares and per share data)
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	17,583	18,761	16,208	15,653
General and administrative	5,324	2,940	3,241	4,241

Total operating expenses	22,907	21,701	19,449	19,894

Loss from operations	(22,907)	(21,701)	(19,449)	(19,894)
Interest expense, net	(650)	(585)	(517)	(458)

Net loss	$(23,557)	$(22,286)	$(19,966)	$(20,352)

Basic and diluted net loss per common share	$(0.28)	$(0.24)	$(0.19)	$(0.19)

Basic and diluted weighted average number of common shares outstanding	85,438,127	94,046,278	105,774,949	108,366,504

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

(14) Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except shares and per share data)
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	16,380	17,876	17,623	19,981
General and administrative	3,878	4,187	4,171	3,463

Total operating expenses	20,258	22,063	21,794	23,444

Loss from operations	(20,258)	(22,063)	(21,794)	(23,444)
Interest expense, net	(470)	(724)	(721)	(718)

Net loss	$(20,728)	$(22,787)	$(22,515)	$(24,162)

Basic and diluted net loss per common share	$(0.30)	$(0.33)	$(0.33)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	68,991,371	69,034,823	69,047,161	76,769,199