Form 10-Q
period 2015-03-31
SYNTA PHARMACEUTICALS CORP
filed 2015-05-07
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, the registrant had 134,420,670 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$33,255	$46,024
Marketable securities	43,351	51,666
Prepaid expenses and other current assets	1,367	1,656
Total current assets	77,973	99,346
Property and equipment, net	855	1,024
Other assets	564	305
Total assets	$79,392	$100,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,738	$3,139
Accrued contract research costs	12,511	12,317
Other accrued liabilities	5,408	6,177
Current portion of capital lease obligations	42	42
Current portion of term loans	9,221	9,214
Total current liabilities	30,920	30,889
Long-term liabilities:
Capital lease obligations, net of current portion	33	43
Term loans, net of current portion	2,299	4,607
Total long-term liabilities	2,332	4,650
Total liabilities	33,252	35,539
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at March 31, 2015 and December 31, 2014; no shares issued and outstanding at each of March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at March 31, 2015 and December 31, 2014; 109,120,670 shares issued and outstanding at each of March 31, 2015 and December 31, 2014	11	11
Additional paid-in-capital	704,403	702,694
Accumulated other comprehensive income	6	4
Accumulated deficit	(658,280)	(637,573)
Total stockholders’ equity	46,140	65,136
Total liabilities and stockholders’ equity	$79,392	$100,675

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	16,182	17,583
General and administrative	4,150	5,324
Total operating expenses	20,332	22,907
Loss from operations	(20,332)	(22,907)
Interest expense, net	(375)	(650)
Net loss	$(20,707)	$(23,557)
Net loss per common share:
Basic and diluted net loss per common share	$(0.19)	$(0.28)
Basic and diluted weighted average number of common shares outstanding	108,376,264	85,438,127

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(20,707)	$(23,557)
Other comprehensive (loss):
Unrealized gain (loss) on available-for-sale securities	2	(13)
Comprehensive loss	$(20,705)	$(23,570)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,707)	$(23,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,710	2,586
Depreciation and amortization	169	168
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	289	153
Other assets	(259)	32
Accounts payable	598	(780)
Accrued contract research costs	194	2,081
Other accrued liabilities	(769)	(953)
Net cash used in operating activities	(18,775)	(20,270)
Cash flows from investing activities:
Purchases of marketable securities	(28,683)	(3,548)
Maturities of marketable securities	37,000	19,768
Purchases of property and equipment	—	(23)
Net cash provided by investing activities	8,317	16,197
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs, and exercise of common stock options	—	10,118
Payment of term loans	(2,301)	(2,490)
Payment of capital lease obligations	(10)	(11)
Net cash (used in) provided by financing activities	(2,311)	7,617
Net (decrease) increase in cash and cash equivalents	(12,769)	3,544
Cash and cash equivalents at beginning of period	46,024	48,490
Cash and cash equivalents at end of period	$33,255	$52,034
Supplemental disclosure of cash flow information:
Cash paid for interest	$325	$560

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2015 and 2014, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2015 and 2014, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of March 31, 2015, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months ended March 31, 2015 and 2014, the Company did not have any transfers of financials assets between Levels 1 and 2. As of March 31, 2015, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

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

For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13— Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13 amended certain provisions of Accounting Standards Codification (ASC) Topic 605— Revenue Recognition. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement’s consideration should be allocated to each unit of accounting.

Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has “stand-alone value” to the customer separate from the undelivered elements. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. The Company did not recognize any revenue related to collaboration and license agreements during the three months ended March 31, 2015 and 2014.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2015 and 2014, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,
	2015	2014
Common stock options	10,123,204	8,179,958
Unvested restricted common stock	734,758	35,000

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, —Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to annual periods ending after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. The Company has not yet determined the effect that the adoption of this guidance will have on the disclosures included in its consolidated financial statements.

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2015 and December 31, 2014 was as follows in thousands (see Note 2):

	March 31, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$21,720	$—	$—	$21,720
Corporate debt securities due within 3 months of date of purchase (Level 2)	11,535	—	—	11,535
Total cash and cash equivalents	$33,255	$—	$—	$33,255
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	43,345	11	(5)	43,351
Total cash, cash equivalents and marketable securities	$76,600	$11	$(5)	$76,606

	December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$45,004	$—	$—	$45,004
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,020	—	—	1,020
Total cash and cash equivalents	$46,024	$—	$—	$46,024
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	51,662	12	(8)	51,666
Total cash, cash equivalents and marketable securities	$97,686	$12	$(8)	$97,690

(4) Property and Equipment

Property and equipment as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014

Laboratory equipment	$12,217	$12,217
Leasehold improvements	4,988	4,988
Computers and software	3,126	3,126
Furniture and fixtures	1,176	1,176
	21,507	21,507
Less accumulated depreciation and amortization	(20,652)	(20,483)
	$855	$1,024

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.2 million in each of the three months ended March 31, 2015 and 2014.

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

At-The-Market Issuance Sales Agreement

In July 2014, the Company entered into an at-the-market issuance sales agreement (July 2014 Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The July 2014 Sales Agreement may be terminated by the Company at any time.

In July 2014, the Company reserved up to $50 million under its shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, the Company sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to the Company were approximately $22.5 million after deducting commissions and other transaction costs. As of March 31, 2015, approximately $27.0 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provides for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2015, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 10,300,000 to 11,600,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2014. The administration of the 2006 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of March 31, 2015, the Company had options outstanding to purchase 10,123,204 shares of its common stock, which includes options outstanding under its 2001 Stock Plan that was terminated in March 2006. As of March 31, 2015, 1,261,136 shares were available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2015:

	Shares	Weighted average exercise price per share
Outstanding at January 1, 2015	8,829,343	$6.17
Options granted	1,693,686	2.39
Options exercised	—	—
Options cancelled	(399,825)	9.14
Outstanding at March 31, 2015	10,123,204	$5.42
Exercisable at March 31, 2015	5,305,790	$6.45

The total cash received by the Company as a result of stock option exercises during the three months ended March 31, 2015 and 2014 was $0 and $0.8 million, respectively. The weighted-average grant date fair values of options granted during the three months ended March 31, 2015 and 2014 were $1.92 and $5.02, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested in each of the three months ended March 31, 2015 and 2014 was $0.1 million.

The following table summarizes unvested restricted share activity during the three months ended March 31, 2015:

	Shares	Weighted average grant date fair value per share
Outstanding at January 1, 2015	744,514	$3.65
Vested	(9,756)	4.10
Granted	—	—
Forfeited	—	—
Outstanding at March 31, 2015	734,758	$3.65

Stock-Based Compensation Expense

For the three months ended March 31, 2015 and 2014, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.77%	1.84%
Expected life in years	6.25	6.25
Volatility	101%	104%
Expected dividend yield	—	—

Stock-based compensation expense during the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense by type of award:
Employee stock options	$1,508	$2,529
Restricted stock	202	57
Total stock-based compensation expense	$1,710	$2,586

Effect of stock-based compensation expense by line item:
Research and development	$981	$1,131
General and administrative	729	1,455
Total stock-based compensation expense included in net loss	$1,710	$2,586

Unrecognized stock-based compensation expense as of March 31, 2015 was as follows (dollars in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Employee stock options	$13,821	2.79
Restricted stock	2,343	3.19
Total	$16,164	2.85

7) Other Accrued Liabilities

Other accrued liabilities as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014

Compensation and benefits	$2,605	$3,852
Professional fees	1,696	1,285
Other	1,107	1,040
	$5,408	$6,177

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

(9) Term Loans

General Electric Capital Corporation

In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. This amendment was accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. In January 2014, the Company began making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. During the period from July 2012 through March 2013, the Company made nine equal monthly payments of principal under the GECC Term Loan. For the periods from April 2013 through December 2013 and prior to July 2012 the Company made interest-only payments.

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended March 31, 2015 and 2014, the Company recognized GECC Term Loan interest expense of $0.4 million and $0.6 million, respectively, of which $0.1 million was in connection with these transaction and exit fees and expenses in each of the periods. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding, and in December 2012, the Company entered into a loan modification agreement, as amended, under which the Company could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance (collectively, the Oxford Term Loan). As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. The Company continues to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. The Company recognized approximately $13,000 and $20,000 in interest expense in the three months ended March 31, 2015 and 2014, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of March 31, 2015 were approximately as follows (in thousands):

Years ending December 31,
2015	$6,913
2016	4,607
Total principal payments	11,520
Less current portion	(9,221)
Long term portion	$2,299

(10) Subsequent Events

Public Offering

In April 2015, the Company raised approximately $44.3 million in gross proceeds from the sale of an aggregate 25,300,000 shares of its common stock in a public offering at a public offering price of $1.75 per share, including 3,300,000 shares upon the full exercise of the underwriters’ option to purchase additional shares. Certain of the Company’s directors and their affiliates, including its largest stockholder, purchased an aggregate of 7,257,142 shares in this offering at the public offering price. The net offering proceeds to the Company were approximately $41.8 million after deducting underwriters’ discounts, fees and commissions, and other offering expenses payable by the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the condensed consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 12, 2015. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

Synta Pharmaceuticals Corp. is an innovative, agile biopharmaceutical company focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. Our lead oncology drug candidate, ganetespib, a novel heat shock protein 90 (Hsp90) inhibitor, is currently being evaluated in several large randomized clinical trials including GALAXY-2, a pivotal Phase 3 trial in non-small cell lung cancer (NSCLC), as well as breast cancer, ovarian and acute myeloid leukemia (AML). We are also evaluating several candidates from our proprietary Hsp90 inhibitor Drug Conjugate program (HDC Program), which leverages the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver a wide array of anti-cancer payloads. Our first clinical candidate from our HDC Program, STA-12-8666, is undergoing testing to enable the filing of an investigational new drug application (IND). Preclinical evaluation of additional HDC candidates is ongoing. We also have an additional clinical-stage oncology candidate: elesclomol, a mitochondrial metabolism inhibitor.

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of March 31, 2015, we have raised an aggregate of approximately $819.2 million in cash proceeds to fund operations, including $616.2 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of March 31, 2015, we had an accumulated deficit of $658.3 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

On April 22, 2015, Anne Whitaker notified our Board of Directors that she was resigning as our President and Chief Executive Officer and as a member of our Board of Directors, effective as of May 7, 2015. In connection with Ms. Whitaker’s resignation, on April 23, 2015, the Board of Directors (i) appointed Chen Schor, our current Executive Vice President and Chief Operating Officer, as President and Chief Executive Officer, to be effective as of May 7, 2015 and (ii) appointed Mr. Schor as a Class I director with a term expiring at the annual meeting of stockholders to be held in 2017, to be effective as of May 7, 2015, to fill the vacancy to be created by Anne Whitaker’s resignation.

In April 2015, we sold 25,300,000 shares of our common stock in a public offering for approximately $41.8 million in net proceeds. See “—Liquidity and Capital Resources—Public Offering.”

Program Overview

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

Patients in both arms of GALAXY-1 received a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also received ganetespib 150 mg/m2 on days 1 and 15. Treatment continued until disease progression or until treatment intolerance. To ensure balance of prognostic factors between the two arms, patients were stratified by ECOG performance status, baseline LDH level, smoking status, and time since diagnosis of advanced disease.

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

* The Dx > 6 months population selected for the Phase 3 GALAXY-2 trial are patients who were enrolled into the GALAXY-1 study at least 6 months after diagnosis of advanced disease (a stratification factor in the Phase 2b GALAXY-1 trial).

P-values are 1-sided

Hazard ratios were calculated using Cox proportional hazards model

Unadjusted: univariate analysis

Adjusted: pre-specified analysis adjusting for multiple prognostic variables such as gender, smoking status, LDH, ECOG performance status, interval since diagnosis of advanced disease, age, total baseline target lesion size, and geographic region

G+D vs. D		eLDH N=87	mKRAS N=89	Dx > 6 months * N=177	Adenocarcinoma N=253
OS	Median (months)	6.0 vs. 5.1	7.6 vs. 6.4	11.0 vs. 7.4	10.2 vs. 8.4

	Events	72 (83)%	68 (76)%	132 (75)%	190 (75)%

PFS	Median (months)	2.8 vs. 2.7	3.9 vs. 3.0	5.3 vs. 3.4	4.5 vs. 3.2

	Events	70 (80)%	73 (82)%	142 (80)%	205 (81)%

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

To date, we have enrolled more than 500 patients into the GALAXY-2 study. We expect that the first GALAXY-2 interim OS analysis will be conducted in the second half of 2015. Based on current projections and statistical assumptions, we expect that the second interim OS analysis and the final OS analysis will be conducted in 2016. Assuming positive interim results from the ongoing GALAXY-2 trial of ganetespib and pending regulatory feedback, we plan to seek regulatory approval of ganetespib in North America and Europe for NSCLC in 2016.

Ganetespib in breast cancer

I-SPY 2 Trial

In 2014, ganetespib was selected for study in the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2). I-SPY 2 is a standing Phase 2 randomized, controlled, multicenter trial for women with newly diagnosed, locally advanced breast cancer (Stage 2 or higher) that is designed to test whether adding investigational drugs to standard chemotherapy is better than standard chemotherapy alone in the neo-adjuvant setting (prior to surgery).

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

Enrollment in the ganetespib arm of I-SPY 2 began in October 2014. Ganetespib is initially available to patients with HER2 negative disease, with the possibility to expand its eligibility to all biomarker subtypes after safety testing with trastuzumab is completed.

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

•                  The AML-18 trial, which has initiated and began enrolling patients in the first quarter of 2015, will evaluate ganetespib with standard DA (daunorubicin and Ara-C) in patients over 60 years old who can tolerate intensive chemotherapy vs. treatment with standard DA alone. Up to 300 patients are expected to be enrolled in the ganetespib arm. Results from a pilot study conducted in the UK in 2012 under the auspices of the Cardiff Experimental Cancer Medicine Centre confirmed the feasibility and safety of combining ganetespib with intensive chemotherapy in older patients with AML.

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

Enrollment of the safety lead-in Phase 1 portion of GANNET53 in centers in Austria, Belgium, France, and Germany began in July 2014 and is now complete.  Initial results from the Phase 1 portion will be presented at a medical meeting in the first half of 2015.  Initiation of the randomized Phase 2 portion of the trial is also anticipated in the first half of 2015.

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

Ganetespib in additional oncology indications

In addition to the trials noted above, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators, are ongoing or are expected to initiate in 2015, including:

•                  a trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being sponsored by Emory University, which began enrolling patients in 2012, and Phase 1 results from this trial will be presented at an upcoming medical meeting in the first half of 2015; and

•                  a trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by University College London and Cancer Research UK, which began enrolling patients in 2013.

HDC Program: STA-12-8666 (SN-38 HDC)

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

HDCs are drug candidates consisting of an Hsp90 inhibitor (targeting moiety) joined to an anti-cancer agent (payload) via a cleavable chemical linker optimized for controlled release of payload drug inside cancer cells. HDCs are small molecules that do not rely on cell surface antigens for targeting and internalization for cellular uptake. Upon cell entry, typically via small molecule uptake (passive diffusion and possibly active transporter), HDCs can bind intracellular Hsp90 that is present in significant amounts in a wide range of cancers.

Figure 5: The HDC Program: using the preferential retention of Hsp90 inhibitors by tumor cells to selectively deliver anti-cancer payloads.

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

•                  Efficacy in a broad range of tumors.  STA-12-8666 has been tested in more than a dozen tumor models where it has been shown to be superior to irinotecan at the equivalent doses and at their respective maximum tolerated doses (MTDs). In addition, STA-12-8666 has also been shown to be superior to the combination of irinotecan and a potent Hsp90 inhibitor in a model of small cell lung cancer (SCLC) at MTD.

•                  Durable efficacy in aggressive tumor models.  STA-12-8666 has been shown to induce durable complete responses in in vivo models of melanoma, NSCLC, and other solid tumors.

•                  Improved tolerability.  In animal toxicology studies conducted to date, STA-12-8666 has also shown an improved tolerability profile as compared to irinotecan.

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

Figure 6: Durable antitumor activity of STA-12-8666 in chemo-resistant pancreatic Patient Derived Xenografts (PDX).

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

We are evaluating the use of elesclomol in combination with paclitaxel in ovarian cancer. In March 2011, the Gynecological Oncology Group (GOG) initiated a Phase 2 clinical trial of elesclomol in combination with paclitaxel for the treatment of persistent or recurrent ovarian, fallopian tube or primary peritoneal cancer for patients with total baseline serum LDH level less than 0.8 times the upper limit of normal (ULN). The GOG is a non-profit organization with the purpose of promoting excellence in the quality and integrity of clinical and basic scientific research in the field of gynecologic malignancies. The National Cancer Institute is providing financial support of up to approximately $300,000 for the trial through its Cancer Therapy Evaluation Program. The ovarian cancer trial met the pre-specified efficacy requirement to advance to stage 2, indicating potential activity in this difficult-to-treat patient population with limited treatment options. Enrollment of stage 2 of this study has been completed.

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

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 12, 2015. There have been no significant changes to our critical accounting policies in 2015 to-date.

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenues

There were no revenues in each of 2015 and 2014.

Research and Development Expense

	Three Months Ended March 31,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$13.2	$14.1	$(0.9)	(6)%
STA-12-8666	1.7	—	1.7	—%
Elesclomol	0.1	0.2	(0.1)	(50)%
Total clinical-stage drug candidates	15.0	14.3	0.7	5%
CRACM	0.1	0.1	—	—%
Early stage programs and other	1.1	3.2	(2.1)	(66)%
Total research and development	$16.2	$17.6	$(1.4)	(8)%

Ganetespib

In 2015 as compared to 2014, costs incurred under our ganetespib program decreased by $0.9 million, including an increase of $0.3 million in personnel-related costs, related research supplies, operational overhead and stock compensation, offset by $1.2 million in net decreases in external costs. Increases in external costs resulting from the advancement of the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and the conduct of a full quarter of the I-SPY-2 breast cancer trial that commenced enrollment in October 2014 were offset by lower costs incurred in 2015 in connection with the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials, and costs that were incurred in the first quarter of 2014 for validation manufacturing that were not incurred in the first quarter of 2015. We anticipate that costs under the ganetespib program may increase as we continue to advance the program through the GALAXY-2 trial towards commercialization and conduct a full year of the I-SPY 2 breast cancer trial.

STA-12-8666

In 2015 as compared to 2014, costs incurred under our STA-12-8666 program increased by $1.7 million, including increases of $1.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.5 million for external costs. In the first quarter of 2015, we commenced pre-clinical development of our lead HDC candidate, STA-12-8666, and expect to submit an IND by the first quarter of 2016. We anticipate that costs under the STA-12-8666 program will increase in 2015 as we advance the pre-clinical development of STA-12-8666.

Elesclomol

In 2015 as compared to 2014, costs incurred under our elesclomol program decreased by $0.1 million, principally due to a decrease of $0.1 million in external costs related to the pace of the ongoing clinical trial in ovarian cancer. We anticipate that future costs under our elesclomol program will remain at low levels as the ongoing clinical trial in ovarian cancer being conducted by the Gynecological Oncology Group (GOG) nears completion.

CRACM

In 2015 as compared to 2014, costs incurred under our CRACM program remained at a constant nominal level. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

Early-stage programs

In 2015 as compared to 2014, costs incurred under our early stage programs decreased by $2.1 million, including decreases of $1.8 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million in external costs. In 2015, we advanced our lead HDC candidate, STA-12-8666, into pre-clinical development and expect to nominate one additional HDC candidate for IND enabling studies in the first half of 2016. We anticipate that our HDC discovery costs will decrease in 2015 as a result of the more focused research effort.

General and Administrative Expense

	Three Months Ended March 31,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
General and administrative	$4.1	$5.3	$(1.2)	(23)%

In 2015 as compared to 2014, general and administrative expenses decreased by $1.2 million, including $1.3 million in net decreases in personnel-related costs, related overhead and stock compensation, offset by an increase of $0.1 million in external professional fees. The $1.3 million decrease in internal costs was principally related to costs incurred in the first quarter of 2014 in connection with the departure of our former President and Chief Executive Officer that were not incurred in the first quarter of 2015, offset by a full quarter of net compensation costs in the first quarter of 2015 for our President and Chief Executive Officer who joined the Company in September 2014. In March 2014, our former President and Chief Executive Officer, who was a member of the Board of Directors, resigned and we entered into a separation agreement with him. In the first quarter of 2014, we recognized approximately $2.0 million in costs in connection with this separation agreement, including approximately $1.0 million in cash compensation to be paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options. We anticipate that general and administrative expense may increase in 2015 depending upon the rate at which we expand our pre-commercialization activities related to ganetespib.

Interest Expense, net

	Three Months Ended March 31,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Interest expense, net	$0.4	$0.7	$(0.3)	(43)%

In 2015 as compared to 2014, interest expense decreased due to principal payments under the GECC Term Loan and the original three-year $2.0 million loan under the Oxford Term Loan. We anticipate that interest expense will decrease in 2015 as we continue to make principal payments under the GECC Term Loan.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Cash, cash equivalents and marketable securities	$76.6	$78.8
Working capital	47.1	48.0
Cash flows (used in) provided by:
Operating activities	(18.8)	(20.3)
Investing activities	8.3	16.2
Financing activities	(2.3)	7.6

Our operating activities used cash of $18.8 million and $20.3 million in 2015 and 2014, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2015, our investing activities provided cash of $8.3 million, including the maturities of marketable securities in our investment portfolio in the amount of $37.0 million, offset by purchases of marketable securities in the amount of $28.7 million. In 2014, our investing activities provided cash of $16.2 million, including the maturities of marketable securities in our investment portfolio in the amount of $19.8 million, offset by purchases of marketable securities in the amount of $3.5 million and purchases of property and equipment in the amount of $0.1 million.

In 2015, our financing activities used cash of $2.3 million related to the principal payments in connection with the GECC Term Loan and Oxford Term Loan. In 2014, our financing activities provided cash of $7.6 million, including $9.3 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreement with MLV and $0.8 million in proceeds from the exercise of common stock options, offset by $2.5 million related to the principal payments in connection with the GECC Term Loan and Oxford Term Loan.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Public Offering

In April 2015, we raised approximately $44.3 million in gross proceeds from the sale of an aggregate 25,300,000 shares of our common stock in a public offering at a public offering price of $1.75 per share, including 3,300,000 shares upon the full exercise of the underwriters’ option to purchase additional shares. Certain of our directors and their affiliates, including our largest stockholder, purchased an aggregate of 7,257,142 shares in this offering at the public offering price. The net offering proceeds to us were approximately $41.8 million after deducting underwriters’ discounts, fees and commissions, and other offering expenses payable by us.

At-The-Market Issuance Sales Agreement with MLV

In July 2014, we entered into an at-the-market issuance sales agreement (July 2014 Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which we may issue and sell shares of our common stock from time to time, at our option, through MLV as our sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the Securities Act), including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We will pay MLV a commission of up to 3% of the gross proceeds. The July 2014 Sales Agreement may be terminated by us at any time.

In July 2014, we reserved up to $50 million under our shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, we sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to us were approximately $22.5 million after deducting commissions and other transaction costs. As of March 31, 2015, approximately $27.0 million remained reserved under our shelf registration statement and applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

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

As of March 31, 2015, we had $76.6 million in cash, cash equivalents and marketable securities, a decrease of $21.1 million from $97.7 million as of December 31, 2014. This decrease principally reflects cash used in operations and term loan principal payments as discussed under “Cash Flows” above.

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

We expect our $76.6 million in cash resources as of March 31, 2015, together with the $41.8 million in net cash proceeds raised in the public offering in April 2015, will be sufficient to fund operations at least through the first half of 2016. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our ATM. The timing and nature of certain activities contemplated for the remainder of 2015 and 2016 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-187242), under which we currently have up to $127.4 million in securities available for future issuance, which includes up to $27.0 million in remaining shares of common stock that we have reserved and that may be offered and sold under the July 2014 Sales Agreement with MLV.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on March 12, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of March 31, 2015, we had cash, cash equivalents and marketable securities of $76.6 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                 Exhibits

10.1*                 Separation Agreement between the Company and Keith Ehrlich, dated February 10, 2015.

10.2*                 Cash-Based Employee Retention and Incentive Bonus Plan.

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

101                           The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*                                         Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Dated: May 7, 2015	/s/ Chen Schor
Chen Schor
Chief Executive Officer and President
(principal executive officer)

Dated: May 7, 2015	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Senior Vice President, Chief Financial Officer
(principal accounting and financial officer)