Form 10-Q
period 2015-06-30
SYNTA PHARMACEUTICALS CORP
filed 2015-08-06
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, the registrant had 136,442,378 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$32,003	$46,024
Marketable securities	66,331	51,666
Prepaid expenses and other current assets	2,213	1,656
Total current assets	100,547	99,346
Property and equipment, net	714	1,024
Other assets	278	305
Total assets	$101,539	$100,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,018	$3,139
Accrued contract research costs	14,728	12,317
Other accrued liabilities	5,529	6,177
Current portion of capital lease obligations	43	42
Current portion of term loans	9,207	9,214
Total current liabilities	32,525	30,889
Long-term liabilities:
Capital lease obligations, net of current portion	22	43
Term loans, net of current portion	10	4,607
Total long-term liabilities	32	4,650
Total liabilities	32,557	35,539
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at each of June 30, 2015 and December 31, 2014; no shares issued and outstanding at each of June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at each of June 30, 2015 and December 31, 2014; 134,070,670 and 109,120,670 shares issued and outstanding at each of June 30, 2015 and December 31, 2014, respectively	13	11
Additional paid-in-capital	747,055	702,694
Accumulated other comprehensive (loss) income	(6)	4
Accumulated deficit	(678,080)	(637,573)
Total stockholders’ equity	68,982	65,136
Total liabilities and stockholders’ equity	$101,539	$100,675

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	16,377	18,761	32,559	36,344
General and administrative	3,127	2,940	7,277	8,264
Total operating expenses	19,504	21,701	39,836	44,608
Loss from operations	(19,504)	(21,701)	(39,836)	(44,608)
Interest expense, net	(296)	(585)	(671)	(1,235)
Net loss	$(19,800)	$(22,286)	$(40,507)	$(45,843)
Net loss per common share:
Basic and diluted net loss per common share	$(0.15)	$(0.24)	$(0.34)	$(0.51)
Basic and diluted weighted average number of common shares outstanding	132,295,909	94,046,278	120,402,163	89,765,982

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(19,800)	$(22,286)	$(40,507)	$(45,843)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(12)	(1)	(10)	(14)
Comprehensive loss	$(19,812)	$(22,287)	$(40,517)	$(45,857)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(40,507)	$(45,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,553	4,099
Depreciation and amortization	337	337
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(557)	(506)
Other assets	27	58
Accounts payable	(121)	(1,363)
Accrued contract research costs	2,411	2,580
Other accrued liabilities	(648)	(506)
Net cash used in operating activities	(36,505)	(41,144)
Cash flows from investing activities:
Purchases of marketable securities	(78,923)	(17,715)
Sales and maturities of marketable securities	64,248	45,438
Purchases of property and equipment	(27)	(48)
Net cash (used in) provided by investing activities	(14,702)	27,675
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs, and exercise of common stock options	29,110	61,673
Proceeds from the sale of common stock to related parties	12,700	4,992
Payment of term loans	(4,604)	(4,854)
Payment of capital lease obligations	(20)	(21)
Net cash provided by financing activities	37,186	61,790
Net (decrease) increase in cash and cash equivalents	(14,021)	48,321
Cash and cash equivalents at beginning of period	46,024	48,490
Cash and cash equivalents at end of period	$32,003	$96,811
Supplemental disclosure of cash flow information:
Cash paid for interest	$592	$1,055

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and the consolidated results of operations, comprehensive loss and cash flows for the three months and six months ended June 30, 2015 and 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and six months ended June 30, 2015 and 2014, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and six months ended June 30, 2015 and 2014, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2015, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and six months ended June 30, 2015 and 2014, the Company did not have any transfers of financials assets between Levels 1 and 2. As of June 30, 2015, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

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

Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has “stand-alone value” to the customer separate from the undelivered elements. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. The Company did not recognize any revenue related to collaboration and license agreements during the three months and six months ended June 30, 2015 and 2014.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2015 and 2014, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2015	2014
Common stock options	9,565,682	7,606,266
Unvested restricted common stock	375,000	—

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, —Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to annual periods beginning after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

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

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2015 and December 31, 2014 was as follows in thousands (see Note 2):

	June 30, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,670	$—	$—	$25,670
Corporate debt securities due within 3 months of date of purchase (Level 2)	6,333	—	—	6,333
Total cash and cash equivalents	$32,003	$—	$—	$32,003
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	66,337	24	(30)	66,331
Total cash, cash equivalents and marketable securities	$98,340	$24	$(30)	$98,334

	December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$45,004	$—	$—	$45,004
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,020	—	—	1,020
Total cash and cash equivalents	$46,024	$—	$—	$46,024
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	51,662	12	(8)	51,666
Total cash, cash equivalents and marketable securities	$97,686	$12	$(8)	$97,690

(4) Property and Equipment

Property and equipment as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Laboratory equipment	$12,217	$12,217
Leasehold improvements	5,009	4,988
Computers and software	3,132	3,126
Furniture and fixtures	1,176	1,176
	21,534	21,507
Less accumulated depreciation and amortization	(20,820)	(20,483)
	$714	$1,024

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.1 million in each of the three months ended June 30, 2015 and 2014, and $0.3 million in each of the six months ended June 30, 2015 and 2014, respectively.

(5) Stockholders’ Equity

Common Stock

Each common stockholder is entitled to one vote for each share of common stock held. The common stock will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. Each share of common stock is entitled to receive dividends, as and when declared by the Company’s board of directors.

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

At-The-Market Issuance Sales Agreement

In July 2014, the Company entered into an at-the-market issuance sales agreement (July 2014 Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The Company may terminate the July 2014 Sales Agreement at any time.

In July 2014, the Company reserved up to $50 million under its shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, the Company sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to the Company were approximately $22.5 million after deducting commissions and other transaction costs. As of June 30, 2015, approximately $27.0 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provided for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2015, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 10,300,000 to 11,600,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2014. In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan and reserved 8,741,000 shares of common stock for future issuance. In June 2015, the Company terminated its 2006 Stock Plan. The administration of these stock plans is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of June 30, 2015, the Company had options outstanding to purchase 9,565,682 shares of its common stock, which includes options outstanding under its 2001 Stock Plan and 2006 Stock Plan that were terminated in March 2006 and June 2015, respectively. As of June 30, 2015, 8,740,968 shares were available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2015:

	Shares	Weighted average exercise price per share
Outstanding at January 1, 2015	8,829,343	$6.17
Options granted	2,464,146	2.38
Options exercised	—	—
Options cancelled	(1,727,807)	5.44
Outstanding at June 30, 2015	9,565,682	$5.32
Exercisable at June 30, 2015	5,606,833	$6.36

The total cash received by the Company as a result of stock option exercises during the six months ended June 30, 2015 and 2014 was $0 and $0.8 million, respectively. The weighted-average grant date fair values of options granted during the three months ended June 30, 2015 and 2014 were $1.87 and $3.39, respectively, and during the six months ended June 30, 2015 and 2014 were $1.91 and $5.01, respectively.

Non-Vested (“Restricted”) Stock Awards with Service Conditions

The Company’s share-based compensation plans provide for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested in each of the six months ended June 30, 2015 and 2014 was $0.1 million.

The following table summarizes unvested restricted share activity during the six months ended June 30, 2015:

	Shares	Weighted average grant date fair value per share
Outstanding at January 1, 2015	744,514	$3.65
Vested	(19,514)	4.10
Granted	150,000	2.40
Forfeited	(500,000)	4.00
Outstanding at June 30, 2015	375,000	$2.67

Stock-Based Compensation Expense

For the three months and six months ended June 30, 2015 and 2014, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.89%	2.00%	1.81%	1.84%
Expected life in years	6.23	6.25	6.24	6.25
Volatility	99%	104%	101%	104%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense by type of award:
Employee stock options	$1,045	$1,471	$2,552	$4,000
Restricted stock	(202)	42	1	99
Total stock-based compensation expense	$843	$1,513	$2,553	$4,099

Effect of stock-based compensation expense by line item:
Research and development	$884	$1,132	$1,865	$2,263
General and administrative	(41)	381	688	1,836
Total stock-based compensation expense included in net loss	$843	$1,513	$2,553	$4,099

Unrecognized stock-based compensation expense as of June 30, 2015 was as follows (dollars in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$10,054	2.67
Restricted stock	905	2.63
Total	$10,959	2.67

7) Other Accrued Liabilities

Other accrued liabilities as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Compensation and benefits	$2,995	$3,852
Professional fees	1,393	1,285
Other	1,141	1,040
	$5,529	$6,177

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

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended June 30, 2015 and 2014, the Company recognized GECC Term Loan interest expense of $0.3 million and $0.6 million, respectively, of which $0.1 million was in connection with these transaction and exit fees and expenses in each of the quarters. In the six months ended June 30, 2015 and 2014, the Company recognized GECC Term Loan interest expense of $0.7 million and $1.2 million, respectively, of which $0.1 million and $0.2 million, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

The GECC Term Loan is secured by substantially all of the Company’s assets, except its intellectual property. The Company has granted GECC a springing security interest in its intellectual property in the event the Company is not in compliance with certain cash usage covenants, as defined therein. The GECC Term Loan contains restrictive covenants, including the requirement for the Company to receive the prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal based on the timing of scheduled principal payments.

Oxford Finance Corporation

In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding, and in December 2012, the Company entered into a loan modification agreement, as amended, under which the Company could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance (collectively, the Oxford Term Loan). As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. The Company continues to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. The Company recognized approximately $11,000 and $14,000 in interest expense in the three months ended June 30, 2015 and 2014, respectively, and $24,000 and $35,000 in interest expense in the six months ended June 30, 2015 and 2014, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of June 30, 2015 were approximately as follows (in thousands):

Years ending December 31,
2015	$4,610
2016	4,607
Total principal payments	9,217
Less current portion	(9,207)
Long term portion	$10

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

Overview

Synta Pharmaceuticals Corp. is an innovative, agile biopharmaceutical company focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. Our lead oncology drug candidate, ganetespib, a novel heat shock protein 90 (Hsp90) inhibitor, is currently being evaluated in several large randomized clinical trials including GALAXY-2, a pivotal Phase 3 trial in non-small cell lung cancer (NSCLC), as well as breast cancer, ovarian cancer and acute myeloid leukemia (AML). We are also evaluating several candidates from our proprietary Hsp90 inhibitor Drug Conjugate program (HDC Program), which leverages the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver a wide array of anti-cancer payloads. Our first clinical candidate from our HDC Program, STA-12-8666, is undergoing testing to enable the filing of an investigational new drug application (IND). Preclinical evaluation of additional HDC candidates is ongoing. We also have an additional clinical-stage oncology candidate: elesclomol, a mitochondrial metabolism inhibitor.

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of June 30, 2015, we have raised an aggregate of approximately $861.0 million in cash proceeds to fund operations, including $658.0 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of June 30, 2015, we had an accumulated deficit of $678.1 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

On April 22, 2015, Anne Whitaker notified our Board of Directors that she was resigning as our President and Chief Executive Officer and as a member of our Board of Directors, effective as of May 7, 2015. On April 23, 2015, in connection with Ms. Whitaker’s resignation and effective as of May 7, 2015, the Board of Directors (i) appointed Chen Schor, our then-current Executive Vice President and Chief Operating Officer, as President and Chief Executive Officer and (ii) appointed Mr. Schor as a Class I director with a term expiring at the annual meeting of stockholders to be held in 2017 to fill the vacancy to be created by Anne Whitaker’s resignation.

In April 2015, we sold 25,300,000 shares of our common stock in a public offering for approximately $41.8 million in net proceeds. See “—Liquidity and Capital Resources—Public Offering.”

Program Overview

We have two clinical-stage programs in oncology (ganetespib and elesclomol) and a novel, proprietary small molecule cancer drug development program (the HDC platform).

Ganetespib (Hsp90 Inhibitor)

Summary

Ganetespib is a novel, potent, small molecule inhibitor of Hsp90, a molecular chaperone which is required for the proper folding and activation of many cancer-promoting proteins. Inhibition of Hsp90 by ganetespib leads to the simultaneous degradation of many of these client proteins and the subsequent death or cell cycle arrest of cancer cells dependent on those proteins. A number of Hsp90 client proteins are also involved in the resistance of cancer cells to other anti-cancer treatments, such as chemotherapy. The ability to reduce cancer-cell drug resistance suggests that the combination of ganetespib with chemotherapies or other anti-cancer agents may provide greater benefit than those agents administered alone. In preclinical studies, ganetespib has shown potent anti-cancer activity against a broad range of solid and hematologic cancers, both as a monotherapy and in combination with a variety of anti-cancer treatment approaches including chemotherapy, radiation, targeted therapy and immunotherapy.

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

Ganetespib in lung cancer: The GALAXY program

GALAXY-1 Phase 2b Trial

In 2011, we initiated the GALAXY-1 trial in patients with advanced NSCLC who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compared treatment with docetaxel alone, which is approved for second-line treatment, to treatment with ganetespib plus docetaxel. The aims of this trial were to:

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

Patients in both arms of GALAXY-1 received a standard regimen of docetaxel 75 mg/m2 on day 1 of a 21-day treatment cycle. Patients in the combination arm also received ganetespib 150 mg/m 2  on days 1 and 15. Treatment continued until disease progression or until treatment intolerance. To ensure balance of prognostic factors between the two arms, patients were stratified by ECOG performance status, baseline LDH level, smoking status, and time since diagnosis of advanced disease.

Rate of disease progression during or following first line chemotherapy is a common stratification factor in salvage-setting (after first-line treatment) lung cancer clinical trials to ensure balance and evaluate any difference in treatment benefit between refractory and chemosensitive patients. Commonly used measures include time since completion of first line chemotherapy, best response to first line therapy, time since initiation of first line therapy, as well as time since diagnosis of advanced disease. The latter was chosen for GALAXY-1 in order to reduce ambiguity introduced by the use of maintenance therapy following first line treatment, as well as to avoid possible subjectivity in assessment of tumor response in the first-line setting.

GALAXY-1 was originally designed to enroll 240 second-line advanced NSCLC patients of all histologies in order to evaluate several hypotheses on which patients might be most responsive to combination treatment. Co-primary endpoints were progression-free survival (PFS) in all patients (the ITT population) and overall survival (OS) in patients with elevated baseline levels of serum LDH (eLDH). During the course of the trial, the co-primary endpoints were changed to PFS in patients with eLDH and PFS in patients with mutant KRAS (mKRAS). Key secondary endpoints were OS and PFS in the adenocarcinoma patient population.

In early 2012, enrollment of patients with non-adenocarcinoma histologies (which consists primarily of squamous cell carcinomas) was terminated based on possible safety concerns, including risk of bleeding and a trend towards inferior survival. The trial was amended at that time to enroll 240 patients with adenocarcinoma histology only. To ensure the specified number of eLDH and mKRAS patients were included, a total of 385 patients were enrolled in GALAXY-1. Enrollment in GALAXY-1 was completed in May 2013 with the final analysis conducted in early May 2014. The final GALAXY-1 results were published in the May 21, 2015 online first issue of Annals of Oncology. A summary of key efficacy data is presented in the tables and figures below:

	Hazard Ratio G+D vs. D	eLDH N=87	mKRAS N=89	Dx > 6 months* N=177	Adenocarcinoma N=253
OS	Unadjusted	0.88	1.18	0.71	0.87
		p=0.300	p=0.755	p=0.023	p=0.150

	Adjusted	0.75	1.23	0.69	0.84
		p=0.118	p=0.204	p=0.019	p=0.114

PFS	Unadjusted	1.06	0.93	0.75	0.85
		p=0.595	p=0.387	p=0.040	p=0.112

	Adjusted	0.88	1.11	0.74	0.82
		p=0.295	p=0.338	p=0.042	p=0.078

*The Dx > 6 months population selected for the Phase 3 GALAXY-2 trial are patients who were enrolled into the GALAXY-1 study at least 6 months after diagnosis of advanced disease (a stratification factor in the Phase 2b GALAXY-1 trial).

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

*The Dx > 6 months population selected for the Phase 3 GALAXY-2 trial are patients who were enrolled into the GALAXY 1 study at least 6 months after diagnosis of advanced disease (a stratification factor in the Phase 2b GALAXY-1 trial).

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

The GALAXY-2 trial protocol provides for enrollment of up to 850 patients. Assuming a median overall survival of 7 months in the control arm and 9.3 months in the combination arm (a hazard ratio of 0.75) and a two-sided overall Type I error rate of 0.05, GALAXY-2 has a 92% or higher power to detect a statistically significant treatment difference at the final analysis. The primary endpoint analysis will be based on an evaluation of OS in the intent-to-treat population, and a pre-specified analysis of OS in ALK- and EGFR-negative patients will be conducted as a supportive analysis. Two event-driven interim analyses of the overall survival primary endpoint of GALAXY-2 have been pre-specified. The first and second interim analyses will be performed after approximately 60% and 80% of the OS events required for final analysis have occurred, respectively.

Based on current projections and statistical assumptions, we expect that the first GALAXY-2 interim OS analysis will be conducted by the end of 2015 and that the second interim OS analysis and the final OS analysis will be conducted in 2016. Assuming positive interim results from the ongoing GALAXY-2 trial of ganetespib and pending regulatory feedback, we plan to seek regulatory approval of ganetespib for NSCLC in 2016.

Ganetespib in breast cancer

I-SPY 2 Trial

In 2014, ganetespib was selected for study in the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your T herapeutic  R esponse with  I maging  A nd mo L ecular Analysis 2). I-SPY 2 is a standing Phase 2 randomized, controlled, multicenter trial for women with newly diagnosed, locally advanced breast cancer (Stage 2 or higher) that is designed to test whether adding investigational drugs to standard chemotherapy is better than standard chemotherapy alone in the neo-adjuvant setting (prior to surgery).

I-SPY 2 employs a unique adaptive trial design to match experimental therapies with patients. Genetic or biological markers (“biomarkers”) from individual patients’ tumors are used to screen promising new treatments, identifying which treatments are most effective in specific patient subgroups. Regimens that have a high Bayesian predictive probability of showing superiority in a 300 patient Phase 3 confirmatory trial in at least one of 10 predefined signatures may “graduate” from I-SPY 2. A regimen can graduate early and at any time after having a minimum of 35 patients assigned to it, and exits the trial after a maximum of 75 patients. This high efficacy bar and rapid turnaround time allows the trial to match the most promising drug with the right patient in the most expeditious fashion.

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

Clinical trial of ganetespib in combination with paclitaxel and trastuzumab in HER2 positive metastatic breast cancer

Preliminary results from this Phase 1 trial, conducted by physicians at New York University Langone Medical Center and Memorial Sloan Kettering Cancer Center, were presented at the 2014 San Antonio Breast Cancer Symposium in December. The trial was designed to evaluate the safety and preliminary activity of the triplet combination of ganetespib, paclitaxel and trastuzumab in HER2 positive patients with metastatic breast cancer refractory to other HER2 inhibitors.

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

Starting in 2011, the Leukemia & Lymphoma Research Fund and Cancer Research UK sought to fund and initiate three large, multicenter, randomized trials to evaluate different investigational treatments, alone or in combination with chemotherapy, in patients with first-line AML and high risk MDS. These trials are being conducted under the sponsorship of Cardiff University, UK, and under the auspices of the UK NCRI Haematological Oncology Study Group, with investigators in Denmark, France, New Zealand, and the United Kingdom. Ganetespib, in combination with chemotherapy, has been selected for investigation in all three of these studies, which have initiated, or are expected to initiate by the end of 2015:

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

•            The AML-19 trial, which is expected to begin enrolling patients by the end of 2015, will evaluate ganetespib in combination with conventional chemotherapy vs chemotherapy alone in younger patients with AML. The trial is expected to enroll more than 500 patients in the ganetespib arm and will be conducted by the UK NCRI Group, a network of over 100 institutions. Patients will receive ganetespib sequentially to standard intensive therapy, followed by ganetespib maintenance treatment. The objective is to identify if ganetespib reduces the risk of relapse in the overall population or in key subgroups, and as a result, improves overall survival, the primary endpoint.

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

GANNET53, a Seventh Framework Programme (FP7) research project funded by the European Commission, is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, predominantly p53 mutant, platinum-resistant ovarian cancer. Preclinical models have shown that mutant p53 is critical to the growth and proliferation of these cancers. Many mutations render p53 unable to fold appropriately, leaving the protein highly dependent on Hsp90 for stability. Inhibition of Hsp90 destroys the complex between Hsp90 and mutant p53, leading to the degradation of the protein and cancer cell death. We believe this hypothesized mechanism is further supported by results detailed in a July 2015 Nature publication, Improving survival by exploiting tumor dependence on stabilized mutant p53 for treatment, by E.M. Alexandrova, et

al. Mice harboring mutant p53 treated with ganetespib had prolonged survival as compared to treated p53 null mice, and this activity is correlated with degradation of mutant p53 and tumor apoptosis.  In aggregate, we believe these data suggest the potential of mutated p53 to serve as a predictive biomarker for Hsp90 inhibitors such as ganetespib.

Hsp90 inhibition has also been shown to sensitize mutant p53 cancer cells to treatment with chemotherapies, as has been seen in preclinical studies evaluating ganetespib in other tumor types, supporting the planned trial design evaluating the combination of ganetespib and paclitaxel vs. paclitaxel alone.

Enrollment of the safety lead-in Phase 1 portion of GANNET53 in centers in Austria, Belgium, France, and Germany began in July 2014 and is now complete.  Initial results from the Phase 1 portion presented in June 2015 at the American Society of Clinical Oncology (ASCO) Annual Meeting demonstrated the feasibility and tolerability of combining ganetespib and paclitaxel in this treatment setting.  In June 2015, we announced that the first patient was enrolled into the randomized Phase 2 portion of the trial.

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

Ganetespib in additional oncology indications

In addition to the trials noted above, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators have recently been completed or are ongoing.  Among these studies are:

•    a Phase I trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being sponsored by Emory University, which began enrolling patients in 2012.  Results from this trial presented at the 2015 ASCO Annual Meeting demonstrated the feasibility of combining ganetespib and chemoradiation therapy in these patients;

•    a Phase I/II trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by University College London and Cancer Research UK, which began enrolling patients in 2013; and

•    a Phase I trial evaluating ganetespib in combination with carboplatin, paclitaxel and radiation in patients with stage I or II esophageal carcinoma, being sponsored by University of Texas MD Anderson, which began enrolling patients in June 2015.

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

Preclinical results generated to date for STA-12-8666 illustrate the differentiated profile of STA-12-8666 as compared to irinotecan. Highlights of these results include:

•            Favorable biodistribution.  STA-12-8666 demonstrates prolonged SN-38 activity following a single dose. In addition, STA-12-8666 and its components, including SN-38, have been shown to preferentially persist in tumors as compared to irinotecan. Detectable amounts of SN-38 in tumors are observed 5 days following STA-12-8666 administration, whereas levels of SN-38 declined rapidly below quantifiable limits by 72 hours with irinotecan administration in MDA-MB231 tumor bearing mice.

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

Consolidated Results of Operations

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenues

There were no revenues in each of 2015 and 2014.

Research and Development Expense

	Three Months Ended June 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$13.4	$16.1	$(2.7)	(17)%
STA-12-8666	2.1	—	2.1	—%
Elesclomol	—	0.1	(0.1)	(100)%
Total clinical-stage drug candidates	15.5	16.2	(0.7)	(4)%
Early stage programs and other	0.9	2.6	(1.7)	(65)%
Total research and development	$16.4	$18.8	$(2.4)	(13)%

Ganetespib

In 2015 as compared to 2014, costs incurred under our ganetespib program decreased by $2.7 million, including decreases of $1.0 million in personnel-related costs, related research supplies, operational overhead and stock compensation resulting from a lower level of FTEs, and $1.7 million in external costs. Decreases in external costs principally resulted from lower costs incurred in 2015 in connection with the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials, partially offset by the conduct of a full quarter of the I-SPY-2 breast cancer trial that commenced enrollment in October 2014. External costs incurred in the second quarter of 2015 in connection with the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, were comparable to the level of costs incurred in the same period in 2014. We anticipate that costs under the ganetespib program may increase as we continue to advance the program through the GALAXY-2 trial towards commercialization and conduct a full year of the I-SPY 2 breast cancer trial.

STA-12-8666

In 2015 as compared to 2014, costs incurred under our STA-12-8666 program increased by $2.1 million, including increases of $1.0 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.1 million in external costs. In the first quarter of 2015, we commenced pre-clinical development of our lead HDC candidate, STA-12-8666, and expect to submit an IND by the first quarter of 2016. We anticipate that costs under the STA-12-8666 program will increase in 2015 as we advance the pre-clinical development of STA-12-8666.

Elesclomol

In 2015 as compared to 2014, costs incurred under our elesclomol program decreased by $0.1 million, principally due to a decrease of $0.1 million in external costs related to the pace of the ongoing clinical trial in ovarian cancer. We anticipate that future costs under our elesclomol program will remain at nominal levels as the ongoing clinical trial in ovarian cancer being conducted by the GOG nears completion.

Early-stage programs

In 2015 as compared to 2014, costs incurred under our early stage programs decreased by $1.7 million, including decreases in personnel-related costs, related research supplies, operational overhead and stock compensation. In 2015, we advanced our lead HDC candidate, STA-12-8666, into pre-clinical development and expect to nominate one additional HDC candidate for IND enabling studies in the first half of 2016. We anticipate that our HDC discovery costs will decrease in 2015 as a result of the more focused research effort.

General and Administrative Expense

	Three Months Ended June 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
General and administrative	$3.1	$2.9	$0.2	7%

In 2015 as compared to 2014, general and administrative expenses increased by $0.2 million principally related to net increases of $0.2 million in external professional fees. We anticipate that general and administrative expense may increase in 2015 depending upon the rate at which we expand our pre-commercialization activities related to ganetespib.

Interest Expense, net

	Three Months Ended June 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Interest expense, net	$0.3	$0.6	$(0.3)	(50)%

In 2015 as compared to 2014, interest expense decreased due to principal payments under the GECC Term Loan and the original three-year $2.0 million loan under the Oxford Term Loan. We anticipate that interest expense will decrease in 2015 as we continue to make principal payments under the GECC Term Loan.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenues

There were no revenues in each of 2015 and 2014.

Research and Development Expense

	Six Months Ended June 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$26.6	$30.2	$(3.6)	(12)%
STA-12-8666	3.8	—	3.8	—%
Elesclomol	0.1	0.3	(0.2)	(67)%
Total clinical-stage drug candidates	30.5	30.5	—	—%
CRACM	—	0.1	(0.1)	(100)%
Early stage programs and other	2.1	5.7	(3.6)	(63)%
Total research and development	$32.6	$36.3	$(3.7)	(10)%

Ganetespib

In 2015 as compared to 2014, costs incurred under our ganetespib program decreased by $3.6 million, including decreases of $0.7 million in personnel-related costs, related research supplies, operational overhead and stock compensation resulting from a lower level of FTEs, and $2.9 million in external costs. Decreases in external costs principally resulted from lower costs incurred in 2015 in connection with the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials, and costs that were incurred in the first quarter of 2014 for validation manufacturing that were not incurred in 2015. These lower costs were partially offset by higher costs incurred in 2015 in connection with the GALAXY-2 trial, our Phase 3 trial in second-line advanced NSCLC, and the I-SPY-2 breast cancer trial that commenced enrollment in October 2014. We anticipate that costs under the ganetespib program may increase as we continue to advance the program through the GALAXY-2 trial towards commercialization and conduct a full year of the I-SPY 2 breast cancer trial.

STA-12-8666

In 2015 as compared to 2014, costs incurred under our STA-12-8666 program increased by $3.8 million, including increases of $2.2 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.6 million for external costs. In the first quarter of 2015, we commenced pre-clinical development of our lead HDC candidate, STA-12-8666, and expect to submit an IND by the first quarter of 2016. We anticipate that costs under the STA-12-8666 program will increase in 2015 as we advance the pre-clinical development of STA-12-8666.

Elesclomol

In 2015 as compared to 2014, costs incurred under our elesclomol program decreased by $0.2 million including decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs. We anticipate that future costs under our elesclomol program will remain at nominal levels as the ongoing clinical trial in ovarian cancer being conducted by the GOG nears completion.

CRACM

In 2015 as compared to 2014, costs incurred under our CRACM program decreased by $0.1 million in personnel-related costs, related research supplies, operational overhead and stock compensation. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

Early-stage programs

In 2015 as compared to 2014, costs incurred under our early stage programs decreased by $3.6 million, including decreases of $3.3 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million in external costs. In 2015, we advanced our lead HDC candidate, STA-12-8666, into pre-clinical development and expect to nominate one additional HDC candidate for IND enabling studies in the first half of 2016. We anticipate that our HDC discovery costs will decrease in 2015 as a result of the more focused research effort.

General and Administrative Expense

	Six Months Ended June 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
General and administrative	$7.3	$8.3	$(1.0)	(12)%

In 2015 as compared to 2014, general and administrative expenses decreased by $1.0 million, including $1.4 million in net decreases in personnel-related costs, related overhead and stock compensation, offset by $0.4 million in net increases in external professional fees. The $1.4 million net decrease in internal costs was principally in connection with approximately $1.9 million in lower net compensation costs related to management changes in the position of President and Chief Executive Officer. In the first quarter of 2014, Safi Bahcall resigned and we recognized approximately $2.0 million in costs in connection with his separation agreement that were not incurred in 2015, including approximately $1.0 million in cash compensation to be paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options. This $2.0 million decrease was partially offset by $0.1 million in net compensation costs incurred in 2015 for Anne Whitaker who resigned in May 2015 and Chen Schor who was appointed as our current President and Chief Executive Officer upon Anne Whitaker’s departure. We anticipate that general and administrative expense may increase in 2015 depending upon the rate at which we expand our pre-commercialization activities related to ganetespib.

Interest Expense, net

	Six Months Ended June 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Interest expense, net	$0.7	$1.2	$(0.5)	(42)%

In 2015 as compared to 2014, interest expense decreased due to principal payments under the GECC Term Loan and the original three-year $2.0 million loan under the Oxford Term Loan. We anticipate that interest expense will decrease in 2015 as we continue to make principal payments under the GECC Term Loan.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(dollars in millions)
Cash, cash equivalents and marketable securities	$98.3	$112.1
Working capital	68.0	81.7
Cash flows (used in) provided by:
Operating activities	(36.5)	(41.1)
Investing activities	(14.7)	27.7
Financing activities	37.2	61.8

Our operating activities used cash of $36.5 million and $41.1 million in 2015 and 2014, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2015, our investing activities used cash of $14.7 million, including the purchases of marketable securities in the amount of $78.9 million, offset by the sales and maturities of marketable securities in our investment portfolio in the amount of $64.2 million. In 2014, our investing activities provided cash of $27.7 million, including the purchases of marketable securities in the amount of $17.7 million, offset by maturities of marketable securities in our investment portfolio in the amount of $45.4 million

Our financing activities provided cash of $37.2 million and $61.8 million in 2015 and 2014, respectively. In 2015, we raised approximately $41.8 million in net cash proceeds from the sale of our common stock in a public offering. In 2014, we raised approximately $66.7 million in net cash proceeds, including $60.9 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreements with MLV, $5.0 million in a registered direct offering to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options. We repaid $4.6 million and $4.9 million in principal payments in 2015 and 2014, respectively, in connection with the GECC Term Loan and the Oxford Term Loan.

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

In July 2014, we reserved up to $50 million under our shelf registration statement for issuance under the July 2014 Sales Agreement. In the third quarter of 2014, we sold an aggregate of 5,679,685 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $23.0 million in gross proceeds at an average selling price of $4.05 per share. Net proceeds to us were approximately $22.5 million after deducting commissions and other transaction costs. As of June 30, 2015, approximately $27.0 million remained reserved under our shelf registration statement and applicable prospectus supplement for possible future issuance under the July 2014 Sales Agreement.

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

As of June 30, 2015, we had $98.3 million in cash, cash equivalents and marketable securities, an increase of $0.6 million from $97.7 million as of December 31, 2014. This increase principally reflects $41.8 million that we raised in net cash proceeds from the sale of our common stock in a public offering in April 2015, offset by cash used in operations and term loan principal payments as discussed under “Cash Flows” above.

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

We expect our $98.3 million in cash resources as of June 30, 2015 will be sufficient to fund operations at least through the first half of 2016. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our ATM. The timing and nature of certain activities contemplated for the remainder of 2015 and 2016 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-187242), under which we had up to $127.4 million in securities available for future issuance as of June 30, 2015, which includes up to $27.0 million in remaining shares of common stock that we have reserved and that may be offered and sold under the July 2014 Sales Agreement with MLV. We plan to file a new shelf registration statement on Form S-3 in August 2015 to register up to $300 million of our securities for future issuance.

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

Words such as “may,” “anticipate,” “believes,” “continue” “could,” “estimate,” “expects,” “intends,” “likely,” “plans,” “schedule,” “seek,” “target,” and “will”  and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 that we have filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity. As of June 30, 2015, we had cash, cash equivalents and marketable securities of $98.3 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits

10.1*                 Amended and Restated Director Compensation Policy, effective June 5, 2015.

10.2*                 2015 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 15, 2015 (File No. 001-33277)).

10.3*                 Offer Letter Addendum, dated as of June 9, 2015, by and between the Registrant and Chen Schor.

10.4*                 Separation Agreement between the Registrant and Arthur McMahon, dated April 13, 2015.

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

101                           The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*                              Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Dated: August 6, 2015	/s/Chen Schor
Chen Schor
Chief Executive Officer and President
(principal executive officer)

Dated: August 6, 2015	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Senior Vice President, Chief Financial Officer
(principal accounting and financial officer)