Form 10-Q
period 2015-09-30
SYNTA PHARMACEUTICALS CORP
filed 2015-11-05
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the registrant had 137,788,584 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$45,537	$46,024
Marketable securities	42,715	51,666
Prepaid expenses and other current assets	1,975	1,656
Total current assets	90,227	99,346
Property and equipment, net	561	1,024
Other assets	226	305
Total assets	$91,014	$100,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,424	$3,139
Accrued contract research costs	17,206	12,317
Other accrued liabilities	5,047	6,177
Current portion of capital lease obligations	43	42
Current portion of term loans	6,913	9,214
Total current liabilities	30,633	30,889
Long-term liabilities:
Capital lease obligations, net of current portion	11	43
Term loans, net of current portion	—	4,607
Total long-term liabilities	11	4,650
Total liabilities	30,644	35,539
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at each of September 30, 2015 and December 31, 2014; no shares issued and outstanding at each of September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at each of September 30, 2015 and December 31, 2014; 137,788,584 and 109,120,670 shares issued and outstanding at each of September 30, 2015 and December 31, 2014, respectively	14	11
Additional paid-in-capital	756,053	702,694
Accumulated other comprehensive income	11	4
Accumulated deficit	(695,708)	(637,573)
Total stockholders’ equity	60,370	65,136
Total liabilities and stockholders’ equity	$91,014	$100,675

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	14,413	16,208	46,972	52,552
General and administrative	2,981	3,241	10,258	11,505
Total operating expenses	17,394	19,449	57,230	64,057
Loss from operations	(17,394)	(19,449)	(57,230)	(64,057)
Interest expense, net	(234)	(517)	(905)	(1,752)
Net loss	$(17,628)	$(19,966)	$(58,135)	$(65,809)
Net loss per common share:
Basic and diluted net loss per common share	$(0.13)	$(0.19)	$(0.46)	$(0.69)
Basic and diluted weighted average number of common shares outstanding	135,971,551	105,774,949	125,648,990	95,160,945

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(17,628)	$(19,966)	$(58,135)	$(65,809)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	17	8	7	(6)
Comprehensive loss	$(17,611)	$(19,958)	$(58,128)	$(65,815)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(58,135)	$(65,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,721	5,665
Depreciation and amortization	503	504
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(319)	(1,153)
Other assets	79	85
Accounts payable	(1,715)	(2,147)
Accrued contract research costs	4,889	3,869
Other accrued liabilities	(1,130)	(724)
Net cash used in operating activities	(52,107)	(59,710)
Cash flows from investing activities:
Purchases of marketable securities	(92,476)	(68,510)
Sales and maturities of marketable securities	101,434	60,688
Purchases of property and equipment	(40)	(85)
Net cash provided by (used in) investing activities	8,918	(7,907)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs, and exercise of common stock options	36,941	89,795
Proceeds from the sale of common stock to related parties	12,700	4,992
Payment of term loans	(6,908)	(7,151)
Payment of capital lease obligations	(31)	(31)
Net cash provided by financing activities	42,702	87,605
Net (decrease) increase in cash and cash equivalents	(487)	19,988
Cash and cash equivalents at beginning of period	46,024	48,490
Cash and cash equivalents at end of period	$45,537	$68,478
Supplemental disclosure of cash flow information:
Cash paid for interest	$805	$1,498

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and the consolidated results of operations, comprehensive loss and cash flows for the three months and nine months ended September 30, 2015 and 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and nine months ended September 30, 2015 and 2014, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and nine months ended September 30, 2015 and 2014, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2015, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and nine months ended September 30, 2015 and 2014, the Company did not have any transfers of financials assets between Levels 1 and 2. As of September 30, 2015, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

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

For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13— Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13 amended certain provisions of Accounting Standards Codification (ASC) Topic 605—  Revenue Recognition . This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement’s consideration should be allocated to each unit of accounting.

Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has “stand-alone value” to the customer separate from the undelivered elements. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. The Company did not recognize any revenue related to collaboration and license agreements during the three months and nine months ended September 30, 2015 and 2014.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and nine months ended September 30, 2015 and 2014, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2015	2014
Common stock options	9,587,239	8,262,468
Unvested restricted common stock	452,556	529,272

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, —Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, and creates a new Topic 606,  Revenue from Contracts with Customers . This guidance was originally effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The FASB approved a one year deferral of the effective date of this standard to annual periods beginning after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. The Company has not yet determined the date it plans to adopt ASU No. 2014-09, which adoption method it will utilize, or the effect that the adoption of this guidance will have on its consolidated financial statements.

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

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2015 and December 31, 2014 was as follows in thousands (see Note 2):

	September 30, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$42,038	$—	$—	$42,038
Corporate debt securities due within 3 months of date of purchase (Level 2)	3,499	—	—	3,499
Total cash and cash equivalents	$45,537	$—	$—	$45,537
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,704	13	(2)	42,715
Total cash, cash equivalents and marketable securities	$88,241	$13	$(2)	$88,252

	December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$45,004	$—	$—	$45,004
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,020	—	—	1,020
Total cash and cash equivalents	$46,024	$—	$—	$46,024
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	51,662	12	(8)	51,666
Total cash, cash equivalents and marketable securities	$97,686	$12	$(8)	$97,690

(4) Property and Equipment

Property and equipment as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Laboratory equipment	$12,217	$12,217
Leasehold improvements	5,015	4,988
Computers and software	3,136	3,126
Furniture and fixtures	1,179	1,176
	21,547	21,507
Less accumulated depreciation and amortization	(20,986)	(20,483)
	$561	$1,024

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.2 million in each of the three months ended September 30, 2015 and 2014, and $0.5 million in each of the nine months ended September 30, 2015 and 2014.

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

Public Offering

In April 2015, the Company raised approximately $44.3 million in gross proceeds from the sale of an aggregate 25,300,000 shares of its common stock in a public offering at a public offering price of $1.75 per share, including 3,300,000 shares upon the full exercise of the underwriters’ option to purchase additional shares. Certain of the Company’s directors and their affiliates, including its largest stockholder, purchased an aggregate of 7,257,142 shares in this offering at the public offering price. The net offering proceeds to the Company were approximately $41.9 million after deducting underwriters’ discounts, fees and commissions, and other offering expenses payable by the Company.

At-The-Market Issuance Sales Agreements

MLV & Co. LLC

In July 2014, the Company entered into an at-the-market issuance sales agreement (July 2014 Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company issued and sold shares of its common stock from time to time, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV were made pursuant to an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. MLV used commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including price, time or size limits or other customary parameters or conditions the Company imposed). All shares were sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-187242). The Company paid MLV a commission of up to 3% of the gross proceeds. In October 2015, the Company terminated the July 2014 Sales Agreement.

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

In the third quarter of 2015, the Company sold an aggregate of 3,614,511 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $7.9 million in gross proceeds at an average selling price of $2.19 per share. Net proceeds to the Company were approximately $7.7 million after deducting commissions and other transaction costs.

Cowen and Co. LLC

In October 2015, the Company entered into an at-the-market issuance sales agreement (October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $100 million, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). The Company will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by the Company at any time upon 10 day’s notice. No shares have been sold to-date under the October 2015 Sales Agreement.

(6) Stock-Based Compensation

The Company’s 2006 Stock Plan provided for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2015, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 10,300,000 to 11,600,000 pursuant to an “evergreen” provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2014. In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan and reserved 8,741,000 shares of common stock for future issuance. In June 2015, the Company terminated its 2006 Stock Plan. The administration of these stock plans is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of September 30, 2015, the Company had options outstanding to purchase 9,587,239 shares of its common stock, which includes options outstanding under its 2001 Stock Plan and 2006 Stock Plan that were terminated in March 2006 and June 2015, respectively. As of September 30, 2015, 8,608,133 shares were available for future issuance.

The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Shares	Weighted average exercise price per share
Outstanding at January 1, 2015	8,829,343	$6.17
Options granted	3,102,486	2.31
Options exercised	—	—
Options cancelled	(2,344,590)	5.49
Outstanding at September 30, 2015	9,587,239	$5.08
Exercisable at September 30, 2015	5,523,040	$6.31

The total cash received by the Company as a result of stock option exercises during the nine months ended September 30, 2015 and 2014 was $0 and $0.8 million, respectively. The weighted-average grant date fair values of options granted during the three months ended September 30, 2015 and 2014 were $1.34 and $3.26, respectively, and during the nine months ended September 30, 2015 and 2014 were $1.79 and $4.44, respectively.

Non-Vested (“Restricted”) Stock Awards with Service Conditions

The Company’s share-based compensation plans provide for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested in each of the nine months ended September 30, 2015 and 2014 was $0.1 million.

The following table summarizes unvested restricted share activity during the nine months ended September 30, 2015:

	Shares	Weighted average grant date fair value per share
Outstanding at January 1, 2015	744,514	$3.65
Vested	(45,361)	3.02
Granted	253,403	2.32
Forfeited	(500,000)	4.00
Outstanding at September 30, 2015	452,556	$2.59

Stock-Based Compensation Expense

For the three months and nine months ended September 30, 2015 and 2014, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.83%	1.96%	1.81%	1.88%
Expected life in years	6.25	6.25	6.24	6.25
Volatility	72%	104%	95%	104%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense by type of award:
Employee stock options	$1,048	$1,486	$3,601	$5,486
Restricted stock	120	80	120	179
Total stock-based compensation expense	$1,168	$1,566	$3,721	$5,665

Effect of stock-based compensation expense by line item:
Research and development	$683	$1,066	$2,548	$3,329
General and administrative	485	500	1,173	2,336
Total stock-based compensation expense included in net loss	$1,168	$1,566	$3,721	$5,665

Unrecognized stock-based compensation expense as of September 30, 2015 was as follows (dollars in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$8,687	2.60
Restricted stock	1,013	2.11
Total	$9,700	2.55

7) Other Accrued Liabilities

Other accrued liabilities as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Compensation and benefits	$2,605	$3,852
Professional fees	1,344	1,285
Other	1,098	1,040
	$5,047	$6,177

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

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended September 30, 2015 and 2014, the Company recognized GECC Term Loan interest expense of $0.2 million and $0.5 million, respectively, of which $0.1 million was in connection with these transaction and exit fees and expenses in each of the quarters. In the nine months ended September 30, 2015 and 2014, the Company recognized GECC Term Loan interest expense of $0.9 million and $1.7 million, respectively, of which $0.2 million and $0.3 million, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In March 2011, the Company entered into a loan and security agreement with Oxford Finance Corporation (Oxford) and received $2.0 million in loan funding, and in December 2012, the Company entered into a loan modification agreement, as amended, under which the Company could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013 that would be payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance (collectively, the Oxford Term Loan). As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, the Company began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. The Company continues to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. The Company recognized approximately $10,000 and $13,000 in interest expense in the three months ended September 30, 2015 and 2014, respectively, and $34,000 and $48,000 in interest expense in the nine months ended September 30, 2015 and 2014, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

Future principal payments under the GECC and Oxford Term Loans as of September 30, 2015 were approximately as follows (in thousands):

Years ending December 31,
2015	$2,306
2016	4,607
Total principal payments	6,913
Less current portion	(6,913)
Long term portion	$—

(10) Subsequent Event — Restructuring Costs

In October 2015, the Company announced its decision to terminate for futility its Phase 3 GALAXY-2 trial of ganetespib and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on the review of a pre-planned interim analysis, the study’s Independent Data Monitoring Committee concluded that the addition of ganetespib to docetaxel is unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to docetaxel alone.

In November 2015, following the termination of the GALAXY-2 trial, the Company committed to a restructuring that consisted primarily of a workforce reduction of approximately 45 positions, to a total of approximately 33 positions, to better align its workforce to its revised operating plans. The Company estimates its cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, will range from $2.5 million to $2.6 million. The Company expects the restructuring to be substantially completed, and the majority of the related cash payments to be paid, during the fourth quarter of 2015. Employees directly affected by the restructuring have received notification and will be provided with severance payments. As a result of terminating these employees, the Company estimates it may incur an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures due to the fact that these assets may no longer be utilized. At this time the Company is unable to estimate the amount of impairment costs as it is in the process of evaluating its facilities and equipment needs.

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

Overview

Synta Pharmaceuticals Corp. is an innovative, agile biopharmaceutical company focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. Our oncology drug candidate, ganetespib, a novel heat shock protein 90 (Hsp90) inhibitor, is currently being evaluated in several investigator-sponsored clinical trials, including trials in breast cancer, ovarian cancer and acute myeloid leukemia (AML). We are also evaluating several candidates from our proprietary Hsp90 inhibitor Drug Conjugate program (HDC Program), which leverages the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver a wide array of anti-cancer payloads. Our first clinical candidate from our HDC Program, STA-12-8666, is undergoing testing to enable the filing of an investigational new drug application (IND). Preclinical evaluation of additional HDC candidates is ongoing.

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have been principally engaged in the discovery and development of novel drug candidates. As of September 30, 2015, we have raised an aggregate of approximately $868.8 million in cash proceeds to fund operations, including $665.8 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income. We are engaged in preliminary partnership discussions for a number of our programs, which may provide us with additional financial resources if consummated.

We have devoted substantially all of our capital resources to the research and development of our drug candidates. Since our inception, we have had no revenues from product sales. As of September 30, 2015, we had an accumulated deficit of $695.7 million. We expect to incur significant operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and eventual commercialization. We will need to generate significant revenues from product sales to achieve future profitability and may never do so.

Key Developments

In October 2015, we announced the decision to terminate for futility our Phase 3 GALAXY-2 trial of ganetespib and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on the review of a pre-planned interim analysis, the study’s Independent Data Monitoring Committee (IDMC) concluded that the addition of ganetespib to docetaxel is unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to docetaxel alone. The IDMC noted that the combination of ganetespib and docetaxel was generally well tolerated in the study, with an adverse event profile consistent with previous studies combining these agents.

In November 2015, following the termination of the GALAXY-2 trial, we committed to a restructuring that consisted primarily of a workforce reduction of approximately 45 positions, to a total of approximately 33 positions, to better align our workforce to our revised operating plans. We estimate our cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, will range from $2.5 million to $2.6 million. We expect the restructuring to be substantially completed, and the majority of the related cash payments to be paid, during the fourth quarter of 2015. Employees directly affected by the restructuring have received notification and will be provided with severance payments. As a result of terminating these employees, we estimate that we may incur an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures due to the fact that these assets may no longer be utilized. At this time, we are unable to estimate the amount of impairment costs as we are in the process of evaluating our facility and equipment needs.

We are currently undertaking a comprehensive review of our strategy going forward. We plan to continue to support key ongoing investigator-sponsored studies while we determine the appropriate path forward for the ganetespib program. We are also continuing to develop our HDC pipeline. We expect our $88.3 million in cash resources as of September 30, 2015, along with lower operating expenses following the termination of the GALAXY-2 trial and subsequent restructuring in the fourth quarter of 2015, will be sufficient to fund operations at least through the first half of 2017.

Program Overview

We have a clinical-stage program in oncology (ganetespib) and a novel, proprietary small molecule cancer drug development program (the HDC platform).

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

Ganetespib in lung cancer: The GALAXY program

In 2011, we initiated the randomized Phase 2b GALAXY-1 trial in patients with advanced non-small cell lung cancer (NSCLC) who received one prior treatment for advanced disease, i.e., a second-line treatment setting. GALAXY-1 compared treatment with docetaxel alone, which is approved for second-line treatment, to treatment with ganetespib plus docetaxel.

Based on the results of GALAXY-1 trial, we initiated the Phase 3 GALAXY-2 trial, a global, randomized, multi-center study comparing the combination of ganetespib and docetaxel to docetaxel alone in the 2nd-line non-small cell adenocarcinoma in early 2013. The primary endpoint for GALAXY-2 was overall survival.

In October 2015, we announced the decision to terminate the GALAXY-2 trial for futility based on the review of a pre-planned interim analysis by the study’s IDMC. The IDMC concluded that the addition of ganetespib to docetaxel was unlikely to demonstrate a statistically significant improvement in overall survival compared to docetaxel alone. The IDMC also noted that the combination of ganetespib and docetaxel was generally well tolerated in the study, with an adverse event profile consistent with previous studies combining these agents. Additional analysis of the results of GALAXY-2 is ongoing to determine a path forward, if any, for ganetespib in lung cancer.

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

Starting in 2011, the Leukemia & Lymphoma Research Fund and Cancer Research UK sought to fund and initiate large, multicenter, randomized trials to evaluate different investigational treatments, alone or in combination with chemotherapy, in patients with first-line AML and high risk MDS. These trials are being conducted under the sponsorship of Cardiff University, UK, and under the auspices of the UK NCRI Haematological Oncology Study Group, with investigators in Denmark, France, New Zealand, and the United Kingdom. Ganetespib, in combination with chemotherapy, is currently being investigated in the following trials:

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

GANNET53, a Seventh Framework Programme (FP7) research project funded by the European Commission, is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, predominantly p53 mutant, platinum-resistant ovarian cancer. Preclinical models have shown that mutant p53 is critical to the growth and proliferation of these cancers. Many mutations render p53 unable to fold appropriately, leaving the protein highly dependent on Hsp90 for stability. Inhibition of Hsp90 destroys the complex between Hsp90 and mutant p53, leading to the degradation of the protein and cancer cell death. We believe this hypothesized mechanism is further supported by results detailed in a July 2015  Nature  publication,  Improving survival by exploiting tumor dependence on stabilized mutant p53 for treatment , by E.M. Alexandrova, et al. Mice harboring mutant p53 treated with ganetespib had prolonged survival as compared to treated p53 null mice, and this activity is correlated with degradation of mutant p53 and tumor apoptosis.  In aggregate, we believe these data suggest the potential of mutated p53 to serve as a predictive biomarker for Hsp90 inhibitors such as ganetespib.

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

We expect that updated results for this Phase 1 trial will be presented at the 2015 San Antonio Breast Cancer Symposium in December 2015.

Ganetespib in additional oncology indications

In addition to the trials noted above, a number of ganetespib trials sponsored by third parties, including cooperative groups, foundations, and individual investigators have recently been completed or are ongoing.  Among these studies are:

•    a Phase I trial evaluating the combination of ganetespib with capecitabine and radiation in patients with locally advanced rectal cancer being sponsored by Emory University, which began enrolling patients in 2012.  Results from this trial presented at the 2015 ASCO Annual Meeting demonstrated the feasibility of combining ganetespib and chemoradiation therapy in these patients; and

•    a Phase I/II trial evaluating ganetespib in combination with pemetrexed and cisplatin in patients with malignant pleural mesothelioma, being sponsored by University College London and Cancer Research UK, which began enrolling patients in 2013.

HDC Program

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

Taken together, we believe that the results obtained to date with STA-12-8666 have demonstrated its potential to be a viable clinical candidate and provide initial proof of concept in our HDC Program. In the first quarter of 2015, we advanced STA-12-8666 into IND enabling studies. We expect to identify one additional HDC drug candidate to nominate for preclinical development in 2016.

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

We anticipate that overall research and development costs in support of the ganetespib program will decrease significantly in 2016 following the termination of the GALAXY-2 trial and subsequent restructuring in the fourth quarter of 2015. This decrease will be offset, in part, by research and development costs in support of developing our HDC pipeline.

Beyond our current lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to their preclinical and clinical success, as well as commercial potential.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses and related expenses for personnel in executive, finance, business and commercial development, investor and medical community relations, human resources and administrative functions. Other costs include stock-based compensation costs, directors’ and officers’ liability insurance premiums, legal costs of pursuing patent protection of our intellectual property, fees for general legal, accounting, public-company requirements and compliance, and other professional services, as well as overhead-related costs not otherwise included in research and development. We anticipate that general and administrative expense will remain at current levels during the remainder of 2015 and will decrease in 2016 following the termination of the GALAXY-2 trial and subsequent restructuring in the fourth quarter of 2015.

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

Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenues

There were no revenues in each of 2015 and 2014.

Research and Development Expense

	Three Months Ended September 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$11.8	$13.9	$(2.1)	(15)%
STA-12-8666	1.8	—	1.8	—%
Elesclomol	—	0.1	(0.1)	(100)%
Total clinical-stage drug candidates	13.6	14.0	(0.4)	(3)%
Early stage programs and other	0.8	2.2	(1.4)	(64)%
Total research and development	$14.4	$16.2	$(1.8)	(11)%

Ganetespib

In 2015 as compared to 2014, costs incurred under our ganetespib program decreased by $2.1 million, including decreases of $1.1 million in personnel-related costs, related research supplies, operational overhead and stock compensation resulting from a lower level of FTEs, and $1.0 million in external costs. Decreases in external costs principally resulted from lower costs incurred in 2015 in connection with the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials. External costs incurred in the third quarter of 2015 in connection with the GALAXY-2 trial were comparable to the level of costs incurred in the same period in 2014. We anticipate that costs under the ganetespib program will decrease significantly in 2016 following the termination of the GALAXY-2 trial and subsequent restructuring in the fourth quarter of 2015.

STA-12-8666

In 2015 as compared to 2014, costs incurred under our STA-12-8666 program increased by $1.8 million, including increases of $0.8 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.0 million in external costs. In the first quarter of 2015, we advanced STA-12-8666 into IND-enabling studies. We anticipate that costs under the STA-12-8666 program will remain at current levels for the remainder of 2015 and will decrease in 2016. This anticipated decrease is due to the expected lower level of external costs to be incurred in 2016, as compared to 2015, following the completion of pre-clinical development.

Elesclomol

In 2015 as compared to 2014, costs incurred under our elesclomol program decreased by $0.1 million, principally due to a decrease of $0.1 million in external costs related to the pace of the ongoing clinical trial in ovarian cancer. We will not be investing future resources in the elesclomol program.

Early-stage programs

In 2015 as compared to 2014, costs incurred under our early stage programs decreased by $1.4 million, including decreases in personnel-related costs, related research supplies, operational overhead and stock compensation. In 2015, we advanced our lead HDC candidate, STA-12-8666, into IND-enabling studies. We anticipate that our HDC discovery costs for the remainder of 2015 and in 2016 will remain at current levels.

General and Administrative Expense

	Three Months Ended September 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
General and administrative	$3.0	$3.2	$(0.2)	(6)%

In 2015 as compared to 2014, general and administrative expenses decreased by $0.2 million, including $0.3 million in net decreases in personnel-related costs, related overhead and stock compensation, offset by $0.1 million in net increases in external professional fees. We anticipate that general and administrative expense will remain at current levels for the remainder of 2015 and will decrease in 2016 following the termination of the GALAXY-2 trial and subsequent restructuring in the fourth quarter of 2015.

Interest Expense, net

	Three Months Ended September 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Interest expense, net	$0.2	$0.5	$(0.3)	(60)%

In 2015 as compared to 2014, interest expense decreased due to principal payments under the GECC Term Loan and the original three-year $2.0 million loan under the Oxford Term Loan. We anticipate that interest expense will continue to decrease as a result of scheduled loan maturities in June 2016.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenues

There were no revenues in each of 2015 and 2014.

Research and Development Expense

	Nine Months Ended September 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Clinical-stage drug candidates
Ganetespib	$38.4	$44.0	$(5.6)	(13)%
STA-12-8666	5.6	—	5.6	—%
Elesclomol	0.2	0.4	(0.2)	(50)%
Total clinical-stage drug candidates	44.2	44.4	(0.2)	—%
CRACM	—	0.2	(0.2)	(100)%
Early stage programs and other	2.8	8.0	(5.2)	(65)%
Total research and development	$47.0	$52.6	$(5.6)	(11)%

Ganetespib

In 2015 as compared to 2014, costs incurred under our ganetespib program decreased by $5.6 million, including decreases of $1.7 million in personnel-related costs, related research supplies, operational overhead and stock compensation resulting from a lower level of FTEs, and $3.9 million in external costs. Decreases in external costs principally resulted from lower costs incurred in 2015 in connection with the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials, and costs that were incurred in the first quarter of 2014 for validation manufacturing that were not incurred in 2015. These lower costs were partially offset by higher costs incurred in 2015 in connection with the GALAXY-2 trial and the I-SPY-2 breast cancer trial that commenced enrollment in October 2014.

STA-12-8666

In 2015 as compared to 2014, costs incurred under our STA-12-8666 program increased by $5.6 million, including increases of $3.0 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $2.6 million for external costs. In the first quarter of 2015, we commenced pre-clinical development of our lead HDC candidate, STA-12-8666.

Elesclomol

In 2015 as compared to 2014, costs incurred under our elesclomol program decreased by $0.2 million including decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs.

CRACM

In 2015 as compared to 2014, costs incurred under our CRACM program decreased by $0.2 million in personnel-related costs, related research supplies, operational overhead and stock compensation. In May 2014, we entered into a license arrangement with PRCL under which we may conduct preclinical research activities in the future that would be reimbursed by PRCL.

Early-stage programs

In 2015 as compared to 2014, costs incurred under our early stage programs decreased by $5.2 million, including decreases of $5.0 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million in external costs. In 2015, we advanced our lead HDC candidate, STA-12-8666, into IND-enabling studies.

General and Administrative Expense

	Nine Months Ended September 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
General and administrative	$10.3	$11.5	$(1.2)	(10)%

In 2015 as compared to 2014, general and administrative expenses decreased by $1.2 million, including $1.6 million in net decreases in personnel-related costs, related overhead and stock compensation, offset by $0.4 million in net increases in external professional fees. The $1.6 million net decrease in internal costs was principally in connection with approximately $2.0 million in lower net compensation costs related to management changes in the position of President and Chief Executive Officer. In the first quarter of 2014, Safi Bahcall resigned and we recognized approximately $2.0 million in costs in connection with his separation agreement that were not incurred in 2015, including approximately $1.0 million in cash compensation being paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options

Interest Expense, net

	Nine Months Ended September 30,		2015 to 2014 Change
	2015	2014	$	%
	(dollars in millions)
Interest expense, net	$0.9	$1.7	$(0.8)	(47)%

In 2015 as compared to 2014, interest expense decreased due to principal payments under the GECC Term Loan and the original three-year $2.0 million loan under the Oxford Term Loan.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
Cash, cash equivalents and marketable securities	$88.3	$119.3
Working capital	59.6	89.2
Cash flows (used in) provided by:
Operating activities	(52.1)	(59.7)
Investing activities	8.9	(7.9)
Financing activities	42.7	87.6

Our operating activities used cash of $52.1 million and $59.7 million in 2015 and 2014, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2015, our investing activities provided cash of $8.9 million, including the purchases of marketable securities in the amount of $92.5 million, offset by the sales and maturities of marketable securities in our investment portfolio in the amount of $101.4 million. In 2014, our investing activities used cash of $7.9 million, including the purchases of marketable securities in the amount of $68.5 million and purchases of property and equipment in the amount of $0.1 million,, offset by maturities of marketable securities in our investment portfolio in the amount of $60.7 million.

Our financing activities provided cash of $42.7 million and $87.6 million in 2015 and 2014, respectively. In 2015, we raised approximately $49.6 million in net cash proceeds, including $41.9 million in net proceeds from the sale of our common stock in a public offering and $7.7 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreement with MLV. In 2014, we raised approximately $94.8 million in net cash proceeds, including $89.0 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreements with MLV, $5.0 million in a registered direct offering to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options. We repaid $6.9 million and $7.2 million in principal payments in 2015 and 2014, respectively, in connection with the GECC Term Loan and the Oxford Term Loan.

Contractual Obligations and Commitments

As of September 30, 2015, there were no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Public Offering

In April 2015, we raised approximately $44.3 million in gross proceeds from the sale of an aggregate 25,300,000 shares of our common stock in a public offering at a public offering price of $1.75 per share, including 3,300,000 shares upon the full exercise of the underwriters’ option to purchase additional shares. Certain of our directors and their affiliates, including our largest stockholder, purchased an aggregate of 7,257,142 shares in this offering at the public offering price. The net offering proceeds to us were approximately $41.9 million after deducting underwriters’ discounts, fees and commissions, and other offering expenses payable by us.

At-The-Market Issuance Sales Agreements

MLV & Co. LLC

In July 2014, we entered into an at-the-market issuance sales agreement (July 2014 Sales Agreement) with MLV, pursuant to which issued and sold shares of our common stock from time to time, at our option, through MLV as our sales agent. Sales of common stock through MLV were made pursuant to an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the Securities Act).  MLV used commercially reasonable efforts to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we imposed). All shares were sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-187242). We paid MLV a commission of up to 3% of the gross proceeds. In October 2015, we terminated the July 2014 Sales Agreement.

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

In the third quarter of 2015, we sold an aggregate of 3,614,511 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $7.9 million in gross proceeds at an average selling price of $2.19 per share. Net proceeds to us were approximately $7.7 million after deducting commissions and other transaction costs.

Cowen and Co. LLC

In October 2015, we entered into an at-the-market issuance sales agreement (October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $100 million, from time to time, at our option, through Cowen as our sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). We will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by us at any time upon 10 day’s notice. No shares have been sold to-date under the October 2015 Sales Agreement.

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

Liquidity

Funding Requirements

We expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we:

•       complete the ongoing investigator-sponsored clinical trials of ganetespib, including the I-SPY 2 trial;

•       further analyze the results of the terminated GALAXY-2 trial and determine our future strategy for ganetespib in lung cancer and other cancers, if any;

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

Our funding requirements will depend on a number of factors, including:

•       the progress and results of our ongoing clinical trials of ganetespib and any additional clinical trials we may initiate in the future based on the results of these clinical trials;

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

As of September 30, 2015, we had $88.3 million in cash, cash equivalents and marketable securities, a decrease of $9.4 million from $97.7 million as of December 31, 2014. This decrease principally reflects $49.6 million that we raised in net cash proceeds, including $41.9 million in net proceeds from the sale of our common stock in a public offering and $7.7 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreement with MLV, offset by cash used in operations and term loan principal payments as discussed under “Cash Flows” above.

We have not yet generated any product revenue and may never do so. We expect our continuing operations to use cash over the next several years and such cash use may increase significantly from year to year. While we expect to pursue partnership discussions relating to our programs, there is no guarantee we will be successful in entering into any such partnership agreements on commercially reasonable terms, if at all, or that we will receive any other revenue through these partnership efforts in the future.

We expect our $88.3 million in cash resources as of September 30, 2015, along with lower operating expenses following the termination of the GALAXY-2 trial and subsequent restructuring in the fourth quarter of 2015, will be sufficient to fund operations at least through the first half of 2017. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our ATM. The timing and nature of certain activities contemplated for the remainder of 2015 and 2016 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-206135) under which we have up to $300 million in securities available for future issuance, including up to $100 million in shares of common stock that we have reserved and that may be offered and sold under the October 2015 Sales Agreement with Cowen.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $88.3 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the addition of the following risk factors:

Our inability to continue the development of ganetespib would significantly affect our business prospects.

On October 20, 2015, we announced that we had decided to terminate for futility the Phase 3 GALAXY-2 trial of ganetespib in combination with docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma.  We have invested a significant portion of our time and financial resources on the research and development of ganetespib.  We have spent approximately $38.4 million, $56.8 million and $64.5 million on developing ganetespib during the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively.  We currently intend to continue to support key ongoing investigator-sponsored studies of ganetespib, while we determine the appropriate path forward for ganetespib.  There can be no assurances that we will continue the development of ganetespib in the future or that ganetespib will prove effective and be approved for treating any form of cancer.  Our inability to continue the development of ganetespib would significantly affect our business prospects.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently announced corporate restructuring plan, and our restructuring activities may adversely affect our business.

Following the termination for futility of the Phase 3 GALAXY-2 trial of ganetespib and to better align resources with our operational needs going forward, we announced the reduction of our workforce by approximately 60% to 33 full time employees.  This reduction in force will result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise and the reallocation of certain job responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our strategic goals and our financial results may be adversely affected.

Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, as a result of our restructuring activities we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. If we cannot successfully manage the transition of our restructured operations, we may be unsuccessful in executing our business strategy, which would have a material adverse effect on our financial condition and results of operations.

Our stock price has declined significantly, which may result in the delisting of our common stock from The NASDAQ Global Market.

Our common stock is currently traded on The NASDAQ Global Market.  Following the termination for futility of the Phase 3 GALAXY-2 trial our stock price has declined significantly.  As of November 4, 2015, our closing stock price on The NASDAQ Global Market was $ 0.65 per share.  The continued listing requirements of The NASDAQ Global Market requires a minimum closing bid price of $1.00, and if a listed company has a closing bid price of less than $1.00 for 30 consecutive trading days, the company may be subject to delisting proceedings.  As of November 4, 2015, our closing bid price had been below $1.00 for ten consecutive trading days.  If we continue below $1.00 for another 20 consecutive trading days, we will receive a notice from NASDAQ and will be provided an initial period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of ten consecutive trading days.  If we do not regain compliance within this 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period on The NASDAQ Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares of $1 million and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of the intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if we were not eligible for the additional 180 calendar day compliance period on The NASDAQ Capital Market, NASDAQ would notify us that our common stock would be subject to delisting. In the event of such a notification, we would be allowed to appeal NASDAQ’s determination to delist our common stock, but there can be no assurance that NASDAQ would grant such a request for continued listing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits

10.1                        Eleventh Amendment, dated as of July 10, 2015 to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.

10.2        Sales Agreement, dated October 16, 2015, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 16, 2015 (File No. 001-33277).

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

101                 The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Dated: November 5, 2015	/s/Chen Schor
Chen Schor
Chief Executive Officer and President
(principal executive officer)

Dated: November 5, 2015	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Senior Vice President, Chief Financial Officer
(principal accounting and financial officer)