Form 10-K
period 2015-12-31
SYNTA PHARMACEUTICALS CORP
filed 2016-03-15
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $205,260,638.

          As of March 10, 2016 the registrant had 137,806,441 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 1.    BUSINESS

Overview

        Synta Pharmaceuticals Corp. is a company that has been historically focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. In October 2015, we announced the decision to terminate for futility the Phase 3 GALAXY-2 trial of our novel heat shock protein 90 (Hsp90) inhibitor, ganetespib, and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on the review of a pre-planned interim analysis, the study's Independent Data Monitoring Committee (IDMC) concluded that the addition of ganetespib to docetaxel was unlikely to demonstrate a statistically significant improvement in overall survival, the primary endpoint of the study, compared to docetaxel alone.

        We have also been evaluating several candidates from our proprietary Hsp90 inhibitor Drug Conjugate, or HDC, program, which leverages the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver a wide array of anti-cancer payloads. We are currently conducting preclinical studies for our first clinical candidate from the HDC program, STA-12-8666, in anticipation of potentially submitting an investigational new drug application, or IND, for STA-12-8666. While we have determined not to pursue an IND submission for STA-12-8666 in the immediate future, we may determine to do so at a later date.

        Following termination of the GALAXY-2 trial in October 2015, we initiated a comprehensive review of our strategy. In November 2015, we committed to a restructuring that consisted primarily of a workforce reduction to better align our workforce to our revised operating plans, which included support of key ongoing ganetespib investigator-sponsored studies and continued effort on the development of candidates from the HDC program, in particular STA-12-8666. As announced in March 2016, in order to conserve cash while we continue to evaluate strategic alternatives to maximize value for stockholders, we committed to a further restructuring in February 2016 that consisted primarily of a workforce reduction of 23 positions, including 19 research and development positions, to a total of 10 remaining positions. In connection with this restructuring, we discontinued a substantial portion of our research and development activities.

        We continue to conduct limited activities with respect to ganetespib and the drug candidates from the HDC program, including STA-12-8666. With the exception of ongoing clinical trials in ovarian cancer and sarcoma, we have undertaken efforts to wind down existing ganetespib investigator-sponsored clinical trials. We no longer anticipate expending material resources on any of our current drug candidates.

        As previously announced in our Current Report on Form 8-K filed on March 1, 2016, reporting the restructuring of our workforce, we have been considering potential strategic alternatives to enhance stockholder value. Such strategic alternatives include, but are not limited to, a sale of the company, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the company. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our stockholders.

        We currently do not have any drugs that are commercially available and none of our drug candidates have obtained the approval of the U.S. Food and Drug Administration, or FDA, or any similar foreign regulatory authority.

Our Oncology Drug Candidates

        We have a clinical-stage drug candidate in oncology (ganetespib) and a novel, proprietary small molecule cancer drug development program (the HDC program).

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

Ongoing Ganetespib Clinical Trials

        We plan to continue to support the clinical trials in ovarian cancer and sarcoma described below by providing ganetespib drug supply and required safety and regulatory oversight until each of these respective studies conclude. We are also currently conducting limited preclinical activities with ganetespib.

GANNET53 Trial—Ganetespib in ovarian cancer

        GANNET53, a Seventh Framework Programme (FP7) research project funded by the European Commission, is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, predominantly p53 mutant, platinum-resistant ovarian cancer. Preclinical models have shown that mutant p53 is critical to the growth and proliferation of these cancers. Many mutations render p53 unable to fold appropriately, leaving the protein highly dependent on Hsp90 for stability. Inhibition of Hsp90 destroys the complex between Hsp90 and mutant p53, leading to the degradation of the protein and cancer cell death. We believe this hypothesized mechanism is further supported by results detailed in a July 2015 Nature publication, Improving survival by exploiting tumor dependence on stabilized mutant p53 for treatment, by E.M. Alexandrova, et al. Mice harboring mutant p53 treated with ganetespib had prolonged survival as compared to treated p53 null mice, and this activity is correlated with degradation of mutant p53 and tumor apoptosis. In the aggregate, we believe these data suggest the potential of mutated p53 to serve as a predictive biomarker for Hsp90 inhibitors such as ganetespib.

        Hsp90 inhibition has also been shown to sensitize mutant p53 cancer cells to treatment with chemotherapies, as has been seen in preclinical studies evaluating ganetespib in other tumor types, supporting the planned trial design evaluating the combination of ganetespib and paclitaxel vs. paclitaxel alone.

        Enrollment of the safety lead-in Phase 1 portion of GANNET53 in centers in Austria, Belgium, France, and Germany began in July 2014 and is now complete. Initial results from the Phase 1 portion were presented in June 2015 at the American Society of Clinical Oncology (ASCO) Annual Meeting, and these results demonstrated the feasibility and tolerability of combining ganetespib and paclitaxel in this treatment setting. In June 2015, we announced that the first patient was enrolled into the randomized Phase 2 portion of the trial.

        We expect that enrollment in the Phase 2 portion of this trial will continue and be completed in 2017; however, as GANNET53 is an investigator-sponsored trial, we do not ultimately control the enrollment timeline for the study.

SARC 023—Ganetespib in Sarcoma

        SARC 023, a clinical trial sponsored by the Sarcoma Alliance for Research through Collaboration (SARC), is an open label Phase 1/2 clinical trial of ganetespib in combination with the mTOR inhibitor sirolimus in patients with refractory sarcoma, including malignant peripheral nerve sheath tumors (MPNSTs). The Pediatric Subcommittee of the Oncologic Drugs Advisory Committee (ODAC) reviewed the design of SARC 023, as well as pre-clinical data demonstrating the scientific rationale for studying this combination in a clinical trial. The Phase 1 portion of the clinical trial, which is currently ongoing, is designed to assess the safety, tolerability, and maximum tolerated/recommended dose of the combination.

        We expect completion of enrollment in the Phase 1 portion of this clinical trial to occur in 2017; however, as SARC 023 is an investigator-sponsored trial, we do not ultimately control the enrollment timeline for the study.

Other Ganetespib Clinical Trials

        In light of the termination of the GALAXY-2 trial in October 2015, we have elected to no longer support investigator-sponsored clinical trials, other than GANNET53 and SARC 023, with the exception of ensuring drug supply of ganetespib to currently enrolled patients deemed to be receiving medical benefit and providing required safety and regulatory monitoring. Our expectation is that no additional patients will be enrolled on ganetespib containing treatment arms of clinical studies other than the ovarian cancer and sarcoma trials described above. Our intent is to wind down the ganetespib containing arms in all other remaining investigator-sponsored trials by mid-2016.

        Included in these studies are the AML-LI (Less Intensive)-1 and AML-18 trials evaluating ganetespib in acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), and the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moL ecular Analysis 2) evaluating ganetespib in women with newly diagnosed, locally advanced breast cancer.

HDC Program

        In September 2013, we announced the launch of a novel, proprietary small molecule cancer drug development program: the HDC program.

        The HDC program is based on the observation that small molecule inhibitors of Hsp90 are retained in tumors for as much as 20 times longer than in blood or normal tissue. Preclinical experiments have shown that following intravenous administration in animals, ganetespib can persist in tumor cells for over a week, while it is cleared from blood and normal tissues in a matter of hours. Similar results demonstrating this characteristic have been published by others using first-generation Hsp90 inhibitors such as 17-AAG and its derivatives, as well as other classes of Hsp90 inhibitors.

        HDCs are drug candidates consisting of an Hsp90 inhibitor (targeting moiety) joined to an anti-cancer agent (payload) via a cleavable chemical linker optimized for controlled release of payload drug inside cancer cells. HDCs are small molecules that do not rely on cell surface antigens for targeting and internalization for cellular uptake. Upon cell entry, typically via small molecule uptake (passive diffusion and possibly active transport), HDCs can bind intracellular Hsp90 that is present in significant amounts in a wide range of cancers.

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

        Our lead drug candidate from our HDC program is STA-12-8666, a conjugate of an Hsp90 inhibitor bound to SN-38, the highly potent active metabolite of the widely used chemotherapy irinotecan. We are currently conducting preclinical studies for STA-12-8666 in anticipation of potentially submitting an IND for STA-12-8666. As part of our strategic direction and in light of recent corporate developments, however, we have determined not to pursue an IND submission for STA-12-8666 at this time. We may, depending on a variety of corporate factors, determine to revisit our strategic direction and make such a submission in the future.

Other Programs

Elesclomol (Mitochondria-Targeting Agent)

        In January 2016, we entered into an asset purchase agreement with a third party to further develop our drug candidate, elesclomol. We will no longer be performing research activities on this drug candidate and, as part of the arrangement, we will receive a minority interest and Board representation in the third party, payments based on achievement of certain development milestones and product royalties upon commercialization.

CRACM Ion Channel Inhibitors

        In May 2014, we entered into a license arrangement for our CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada. PRCL's plans were to develop one of the two lead candidates licensed from us to proof-of-concept. We have recently been informed that PRCL has selected one of these candidates to move forward into IND enabling studies.

        We hold a minority interest in PRCL and a seat on PRCL's Board of Directors. We are not required to provide any research funding or capital contributions to PRCL, and we are not required to perform any research activities related to these candidates. We are reimbursed by PRCL for intellectual property management costs in connection with the contributed intellectual property. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will help manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

Manufacturing and Supply

        We have historically relied on contract manufacturers to produce drug substances and drug products required for our clinical trials under current good manufacturing practices, or cGMP, with oversight by internal managers. We continue to provide limited ganetespib drug supply for the clinical trials in ovarian cancer and sarcoma described above. See "—Ongoing Ganetespib Clinical Trials."

Competition

        The development and commercialization of new drugs is highly competitive. We will face competition with respect to all drug candidates we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, method of administration and level of promotional activity. The efficacy and safety profile of our drug candidates relative to competitors will depend upon the results of our clinical trials and experience with the approved product in the commercial marketplace. For risks associated with competition, see "Risks Related to Our Industry—Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete" under "Risk Factors" below in Part I, Item 1A of this Annual Report on Form 10-K.

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

        As of February 29, 2016, our complete patent portfolio had a total of 631 patents and patent applications filed worldwide, including specific patent filings with claims to the composition-of-matter of, and methods of use for, ganetespib and STA-12-8666. We own a total of 73 issued U.S. patents and 369 foreign patents.

        Our Hsp90 inhibitor patent portfolio includes 544 domestic and international patents and patent applications. This portfolio covers ganetespib and structurally related analogs, pharmaceutical compositions comprising these compounds, and methods for treating different cancer types. Any U.S. or foreign patent that issues covering ganetespib will expire no earlier than 2025. The U.S. composition of matter patent claiming ganetespib will expire in 2027. We have also filed numerous U.S. and foreign patent applications covering our proprietary HDC program, including composition of matter claims for hundreds of compounds synthesized by us to date, methods for identifying therapeutically effective compounds, and methods of use against a wide range of diseases and conditions. Any resulting patent from our HDC program portfolio will expire no earlier than 2034.

Government Regulation

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

Employees

        As of the date of this filing, we have 10 full-time employees, principally in general and administrative functions. Our employees are not represented by any collective bargaining agreement.

Company History and Available Information

        Our principal executive offices are located at 45 Hartwell Avenue, Lexington, Massachusetts 02421, and our telephone number is (781) 274-8200. Our website address is www.syntapharma.com . The information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our trademarks include Synta Pharmaceuticals, our corporate logo and the GALAXY trial. Other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. You may also read and copy any document we file at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Item 1A.    RISK FACTORS

If any of the following risks occurs, our business, business prospects, financial condition, results of operations, or cash flows could be materially harmed.

Risks Relating to Our Evaluation of Strategic Alternatives and Our Business

Our exploration of strategic alternatives may not be successful.

        We have implemented operating cost reductions and organizational restructurings, including a recent reduction in our workforce, to reduce overall cash burn. As previously announced in our Current Report on Form 8-K filed on March 1, 2016, reporting the restructuring of our workforce, we have been considering potential strategic alternatives to enhance stockholder value. Such strategic alternatives include, but are not limited to, a sale of the company, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the company. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our stockholders.

We have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never reach profitability.

        Since inception we have incurred significant operating losses and, as of December 31, 2015, we had an accumulated deficit of $706.2 million. We expect to continue to incur operating expenses and anticipate that we will continue to have losses in the foreseeable future as we evaluate and potentially act on strategic alternatives. Moreover, even if our Board determines to pursue a specific strategic alternative, we expect that significant expenses will be involved in implementing any such strategic path, which will further reduce our existing capital. We may never achieve or sustain profitability as a business.

        Our future funding requirements will depend on many factors, including, but not limited to:

  •
  the completion of the ongoing investigator-sponsored clinical trials of ganetespib;

  •
  the costs involved in conducting preclinical activities for our ganetespib and HDC programs;

  •
  the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

  •
  the extent to which we may elect to continue drug development activities in the future, if at all; and

  •
  the timing and completion of any transaction that may result from our ongoing strategic review.

If we decide to develop and commercialize our product candidates, we will need to obtain additional funding necessary to support our operations.

        Although we have raised substantial funding to date, if we decide to further develop and commercialize our product candidates, we will require additional funding in order to complete clinical development and conduct the research and development and clinical and regulatory activities necessary to bring such drug candidates to market.

        We have not yet generated any product revenue and may never do so. We cannot predict whether and to what extent we may continue drug development activities, if at all, and what our future cash needs may be for any such activities. We expect our $66.6 million in cash resources as of December 31, 2015, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities, will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our at-the-market sales agreement, or the ATM Agreement, with Cowen and Company. The timing and nature of certain activities contemplated for the remainder of 2016 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-206135) under which we have up to $300 million in securities available for future issuance, including up to $100 million in shares of common stock that we have reserved and that may be offered and sold under the ATM Agreement. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates.

        Our operating plans may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. For instance, we cannot predict whether and to what extent we may continue drug development activities. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently announced corporate restructuring plans, and our restructuring activities may adversely affect our business.

        Following the termination for futility of the Phase 3 GALAXY-2 trial of ganetespib and to better align resources with our operational needs going forward, in November 2015, we announced the reduction of our workforce by approximately 60% to 33 full time employees. In February 2016, we committed to an additional reduction of our workforce from 33 full time employees to 10 full time employees and discontinued a substantial portion of our research and development activities. These reductions in force resulted in or will result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise and the reallocation of certain job responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our strategic goals and our financial results may be adversely affected.

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

If we fail to continue to meet all applicable NASDAQ Global Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

        Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 3, 2015, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market, or NASDAQ, that our common stock had not met the $1.00 per share minimum bid price requirement for the last 30 consecutive business days pursuant to NASDAQ Listing Rule 5450(a)(1) and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) we would be afforded 180 calendar days, or until May 31, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by May 31, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal

NASDAQ's delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on the NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The closing bid price of our common stock on the NASDAQ Global Market was $0.23 on March 10, 2016.

        While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Global Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

Any value which may be ascribed to Synta beyond our cash assets is currently dependent on the development of our HDC program, which, to date, has been limited.

        The market capitalization of our company approximates our cash, cash equivalents and marketable securities. Therefore any value for our stockholders above these cash assets is currently dependent on the potential development of the HDC program. Our most advanced product candidate from the HDC program, STA-12-8666, is currently in early stages of development. We intend to continue to conduct preclinical studies for STA-12-8666, but given the timing of our current strategic process as described herein, we do not currently plan to submit an investigational new drug application or initiate clinical development. Given the current early stage nature of STA-12-8666 the value ascribed to Synta in a strategic transaction beyond its cash assets may be limited.

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

        In March 2011, we entered into a $2.0 million loan and security agreement with Oxford Finance Corporation, or Oxford, which we refer to as the Oxford Term Loan. In December 2012, we entered into a loan modification agreement under which we may draw down up to an additional $0.6 million in equipment financing until June 30, 2013, which has been fully utilized. The Oxford Term Loan is secured by certain laboratory and office equipment, furniture and fixtures. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contains restrictive covenants, including the requirement for us to receive the prior written consent of Oxford to enter into acquisitions in which we incur more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined therein.

Our future success depends on our ability to retain our key executives.

        The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent on Chen Schor, our President and Chief Executive Officer, Marc Schneebaum, our Chief Financial Officer, Wendy Rieder, our General Counsel, and certain other employees. All of the agreements with these individuals provide that employment is at-will and may be terminated by the employee at any time and without notice. The loss of the services of any of these persons might impede the achievement of our corporate objectives. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We do not maintain "key person" insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Despite the failure of ganetespib in the Phase 3 GALAXY-2 trial in NSCLC, ganetespib is still in clinical development for other cancer indications. As a result, we must continue to supply ganetespib drug product and maintain our safety data reporting systems.

        Following the failure of ganetespib in the GALAXY-2 clinical trial, we provided termination notice to most of the clinical trial sites where there were ongoing investigator-sponsored trials, or ISTs. However, we are contractually bound to continue supplying ganetespib drug product for two active and ongoing ISTs in ovarian cancer (GANNET53) and sarcoma (SARC 023). As a result, we must also maintain the safety data reporting systems required to collect adverse events and incur the costs associated therewith. In addition, we retain certain potential liability in the event that patients receiving ganetespib are harmed in connection with these ongoing trials.

We currently have only one product candidate in preclinical development. As we have closed our laboratory operations and no longer have the capability to discover new product candidates internally, we may not be able to overcome employee attrition without purchasing or relying on other sources for new product candidates.

        Following two workforce reductions in November 2015 and February 2016, we have closed our laboratory operations and discontinued a substantial portion of our research and development activities. Following these actions, we do not have internal discovery and research capabilities to identify and discover new product candidates. We have no current plan to resume discovery or research activities. If in the future we were to resume these activities, we would need to recruit additional scientific and technical personnel and obtain access to laboratory facilities.

        We currently have only one product candidate in preclinical trials and, without internal discovery and research, we will not be able to expand our pipeline with internal candidates. If we are unable to expand our portfolio of product candidates through acquisitions or in-licensing, which we may be unable to do on reasonable terms or at all, our business would be materially and adversely affected.

Our success may be largely dependent on the success of STA-12-8666 and any other HDC drug candidates that we may develop, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

        If we do not enter into a strategic transaction, we anticipate that our success may be depend largely on the receipt of regulatory approval and successful commercialization of STA-12-8666 and any other HDC drug candidates we may develop. The future success of our drug candidates will depend on several factors, including the following:

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

Because our lead drug candidate is still in preclinical development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

        We have no drug candidates that have received regulatory approval for commercial sale. We do not expect to have any commercial products on the market in the foreseeable future, if at all. We are exploring human diseases at the cellular level and attempting to develop drug candidates that intervene with cellular processes. Drug development is an uncertain process that involves trial and error, and we may fail at numerous stages along the way. Success in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a drug candidate may not be replicated in later and larger clinical trials. Accordingly, the results from preclinical studies may not be predictive of the results we may obtain in later stage clinical trials.

If clinical trials for our drug candidates are prolonged, delayed or suspended, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

        We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our other ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell our drug candidates that are still in preclinical studies, including STA-12-8666 and any other HDC drug candidates that we may develop:

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our nonclinical safety assessment studies, and those third parties may not perform satisfactorily, including failing to meet established timelines for the completion of such clinical trials and studies.

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

We have no manufacturing capacity and depend on third-party manufacturers to produce our drug supplies.

        We do not currently operate manufacturing facilities or testing facilities for any of our preclinical drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. We continue to provide limited ganetespib drug supply for the clinical trials in ovarian cancer (GANNET53) and sarcoma (SARC 023). We still rely on third-party manufacturers to manufacture, test, supply, store, and distribute drug supplies for these clinical trials. Any performance failure on the part of our existing or future manufacturers could interrupt on-going clinical trials, delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

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

        If approved, STA-12-8666, may compete with the currently approved therapies for the treatment of cancers, and other cancer treatments under development. In particular, STA-12-8666 may compete with irinotecan and other novel formulations or approaches including antibody drug conjugates (ADCs) intended to improve the activity of irinotecan or its active metabolite SN-38. These include: Etirinotecan pegol, being developed by Nektar Therapeutics, MM-398, being developed by Merrimack Pharmaceuticals, CRLX101 being developed by Cerulean Pharma, NK012, being developed by Nippon Kayaku Co., HA-irinotecan being developed by Alchemia, IMMU-130 and IMMU-132, being developed by Immunomedics, BEL-0222, being developed by Belrose Pharma, PEG-SN-38 conjugate, being developed by Prolynx LLC, and IT-141, being developed by Intezyne, among others. In general, therapies from the HDC program, if approved, may compete with approved products and agents in development stemming from approaches that are designed to preferentially increase tumor exposure to an anticancer agent. These may include approved products and/or products that arise from various liposomal and nanoparticle delivery approaches and antibody drug conjugate (ADC) platforms, among others.

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

        Prior to our February 2007 initial public offering, there was not a public market for our common stock. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began trading on The NASDAQ Global Market in February 2007, our stock price has fluctuated from a low of $0.29 to a high of $11.88. Furthermore, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Future sales of our common stock may cause our stock price to decline and impede our ability to raise capital.

        Our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 18.2% of our outstanding shares of common stock.

        Sales into the public market by our officers, directors and their affiliates, or other major stockholders, of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In addition, certain of our executive officers may establish predetermined selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, or the Exchange Act, for the purpose of effecting sales of common stock.

        If any such sales occur, are expected to occur or a large number of our shares are sold in the public market, the trading price of our common stock could decline.

Insiders have substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management and/or the board of directors.

        Our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 18.2% of our outstanding shares of common stock. These stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        Our operations are based primarily in Lexington, Massachusetts, which is located approximately 10 miles west of Boston, Massachusetts. We currently lease a total of 87,920 square feet of office and laboratory space, including 72,920 square feet in Lexington and 15,000 square feet in the neighboring town of Bedford, Massachusetts. We lease the following properties:

Location	Approximate Square Feet	Use	Lease Expiration Date
45 Hartwell Avenue Lexington, Massachusetts	34,520	Office and Laboratory	November 2016
125 Hartwell Avenue Lexington, Massachusetts	38,400	Office and Laboratory	November 2016
45 - 47 Wiggins Avenue Bedford, Massachusetts	15,000	Office and Laboratory	October 2016

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

2014:	High	Low
First Quarter	$7.22	$4.07
Second Quarter	4.60	3.91
Third Quarter	4.97	2.94
Fourth Quarter	3.44	2.54

2015:	High	Low
First Quarter	$2.98	$1.85
Second Quarter	3.17	1.91
Third Quarter	2.37	1.57
Fourth Quarter	2.08	0.29

Stockholders

        As of March 10, 2016, there were approximately 40 stockholders of record of the 137,806,441 outstanding shares of our common stock.

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

Unregistered Sales of Securities

        None.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from December 31, 2010 to December 31, 2015 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on December 31, 2010 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
SYNTA PHARMACEUTICALS CORP., NASDAQ COMPOSITE INDEX
AND NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2015

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2015 and 2014, as well as consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included below in Item 7.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
License and milestone revenue(1)	$—	$—	$—	$—	$6,731
Grant revenue	—	—	—	147	853

Total revenues	—	—	—	147	7,584
Operating expenses:
Research and development	54,218	68,205	71,860	49,412	41,464
General and administrative	13,392	15,746	15,699	11,676	11,552

Total operating expenses	67,610	83,951	87,559	61,088	53,016

Loss from operations	(67,610)	(83,951)	(87,559)	(60,941)	(45,432)
Other expense, net	(1,061)	(2,210)	(2,633)	(1,849)	(1,948)

Net loss	$(68,671)	$(86,161)	$(90,192)	$(62,790)	$(47,380)

Net loss per common share:
Basic and diluted net loss per common share	$(0.53)	$(0.87)	$(1.27)	$(1.06)	$(1.00)
Basic and diluted weighted average number	128,595	98,489	70,977	59,411	47,198
common shares outstanding

(1)
In December 2008, we entered into an agreement with Hoffman-La Roche (Roche) for our CRACM inhibitor program ("the Roche Agreement"). Roche provided written notification of termination in November 2011, resulting in accelerated recognition of $2.1 million of previously deferred revenue in the fourth quarter of 2011.

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$66,574	$97,690	$91,476	$100,599	$39,725
Working capital	49,987	68,457	60,034	77,899	25,138
Total assets	68,195	100,675	95,203	103,017	42,324
Capital lease obligations, net of current portion	—	43	85	1	14
Term loans, current portion	4,607	9,214	9,451	7,924	4,234
Term loans, net of current portion	—	4,607	13,820	4,464	12,388
Common stock and additional paid-in capital	756,647	702,705	600,486	536,284	413,201
Accumulated deficit	(706,244)	(637,573)	(551,412)	(461,220)	(398,430)
Total stockholders' equity	50,407	65,136	49,091	75,066	14,774

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

        Synta Pharmaceuticals Corp. is a company that has historically focused on the research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. In October 2015, we announced the decision to terminate for futility the Phase 3 GALAXY-2 trial of our novel heat shock protein 90 (Hsp90) inhibitor, ganetespib, and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on a review of a pre-planned interim analysis, the study's Independent Data Monitoring Committee (IDMC) concluded that the addition of ganetespib to docetaxel was unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to docetaxel alone.

        We have also been evaluating several candidates from our proprietary Hsp90 inhibitor Drug Conjugate program, or HDC program, which leverages the preferential accumulation of Hsp90 inhibitors in tumors to selectively deliver a wide array of anti-cancer payloads. We are currently conducting studies for our first clinical candidate from the HDC program, STA-12-8666, in anticipation of potentially submitting an investigational new drug application, or IND, for STA-12-8666. While we have determined not to pursue an IND submission for STA-12-8666 in the immediate future, we may determine to do so at a later date.

        We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we were principally engaged in the discovery and development of novel drug candidates. As of December 31, 2015, we have raised an aggregate of approximately $868.9 million in cash proceeds to fund operations, including $665.9 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income.

        We have historically devoted substantially all of our resources to the discovery and development of our drug candidates, as well as intellectual property prosecution. We currently do not have any drugs that are commercially available and none of our drug candidates have obtained approval of the U.S. Food and Drug Administration, or FDA, or any similar foreign regulatory authority. Since our inception, we have had no revenues from product sales. As of December 31, 2015, we had an accumulated deficit of $706.2 million.

Key Developments

        Following the termination of the GALAXY-2 trial in October 2015, we initiated a comprehensive review of our strategy. In November 2015, we committed to a restructuring that consisted primarily of a workforce reduction to better align our workforce to our revised operating plans, which included support of key ongoing ganetespib investigator-sponsored studies and continued effort on development of candidates from the HDC program, in particular STA-12-8666. The restructuring was substantially completed during the fourth quarter of 2015. Cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, were approximately $2.6 million of which approximately $1.3 million was paid during the fourth quarter of 2015. As of December 31, 2015, approximately $1.3 million was accrued in remaining restructuring-related payments that are expected to be substantially paid during the first quarter of 2016.

        As announced in March 2016, in order to conserve cash while we continue to evaluate business alternatives to maximize value for stockholders, we committed to an additional restructuring in February 2016 that consisted primarily of a workforce reduction of 23 positions, including 19 research and development positions, to a total of 10 remaining positions. In connection with this restructuring, we discontinued a substantial portion of our research and development activities. Cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, will be approximately $1.5 million. We expect the restructuring to be substantially completed during the first quarter of 2016 and the majority of the related cash payments to be paid during the first half of 2016. Employees directly affected by the restructuring have received notification and will be provided with severance payments.

        We continue to conduct limited activities with respect to ganetespib and the candidates in the HDC program, including STA-12-8666. With the exception of ongoing clinical trials in ovarian cancer and sarcoma, we have undertaken efforts to wind down existing ganetespib investigator-sponsored clinical trials. We have also entered into strategic agreements to out-license two of our prior drug candidates, elesclomol and our calcium release-activated calcium channel (CRACM) inhibitor program. However, we no longer anticipate expending material resources on any of our current drug candidates.

        As previously announced in our Current Report on Form 8-K filed on March 1, 2016, reporting the restructuring of our workforce, we have been considering potential strategic alternatives to enhance stockholder value. Such strategic alternatives include, but are not limited to, a sale of the company, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the company. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our stockholders.

        We cannot predict whether and to what extent we may continue drug development activities, if at all, and what our future cash needs may be for any such activities. We expect our $66.6 million in cash resources as of December 31, 2015, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities will be sufficient to fund operations for at least the next twelve months.

        On December 3, 2015, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market under NASDAQ Listing Rule 5450(a)(1). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until May 31, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company's common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by May 31, 2016, we may transfer to The NASDAQ Capital Market in order to receive an additional 180-day compliance period to comply. In order to be eligible for the transfer and additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all of the initial listing requirements for The NASDAQ Capital Market, other than the minimum bid price requirement, and must notify NASDAQ in writing of its intention to cure the deficiency during the second compliance period. While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth.

Our Oncology Candidates

        We have a clinical-stage drug candidate in oncology (ganetespib) and a novel, proprietary small molecule cancer drug development program (the HDC program).

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

Ongoing Ganetespib Clinical Trials

        We expect to continue to support the clinical trials in ovarian cancer and sarcoma described below by providing ganetespib drug supply and required safety and regulatory oversight until each of these respective studies conclude.

GANNET53 Trial—Ganetespib in ovarian cancer

        GANNET53, a Seventh Framework Programme (FP7) research project funded by the European Commission, is a pan-European randomized trial designed to evaluate the combination of ganetespib and paclitaxel vs. paclitaxel alone in over 200 patients with metastatic, predominantly p53 mutant, platinum-resistant ovarian cancer. Preclinical models have shown that mutant p53 is critical to the growth and proliferation of these cancers. Many mutations render p53 unable to fold appropriately, leaving the protein highly dependent on Hsp90 for stability. Inhibition of Hsp90 destroys the complex between Hsp90 and mutant p53, leading to the degradation of the protein and cancer cell death. We believe that mutated p53 may to serve as a predictive biomarker for Hsp90 inhibitors such as ganetespib.

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

        We expect completion of enrollment in this trial to occur in 2017; however, as GANNET53 is an investigator-sponsored trial, we do not ultimately control the enrollment timeline for the study.

SARC 023—Ganetespib in Sarcoma

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

        We expect completion of enrollment in this trial to occur in 2017; however, as SARC 023 is an investigator-sponsored trial, we do not ultimately control the enrollment timeline for the study.

Other Ganetespib Clinical Trials

        In light of recent corporate developments, we have elected to no longer support other investigator-sponsored clinical trials with the exception of ensuring drug supply of ganetespib to currently enrolled patients deemed to be receiving medical benefit and providing required safety and regulatory monitoring. Our expectation is that no additional patients will be enrolled on ganetespib containing treatment arms of clinical studies other than the ovarian cancer and sarcoma trials described above. Our intent is to wind down the ganetespib containing arms in all other remaining investigator-sponsored trials by mid-2016.

        Included in these studies are the AML-LI (Less Intensive)-1 and AML-18 trials evaluating ganetespib in acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), and the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2) evaluating ganetespib in women with newly diagnosed, locally advanced breast cancer.

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

        As part of our strategic overview and in light of recent corporate developments, however, we have decided not pursue an IND submission for STA-12-8666 at this time.

Other Candidates

Elesclomol (Mitochondria-Targeting Agent)

        In January 2016, we entered into an asset purchase agreement with a third party to further develop our drug candidate, elesclomol. We will no longer be performing research activities on this drug candidate and, as part of the arrangement, we will receive a minority interest and Board representation in the third party, payments based on achievement of certain development milestones and product royalties upon commercialization.

CRACM Ion Channel Inhibitors

        In May 2014, we entered into a license arrangement for our CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada. PRCL's plans were to develop one of the two lead candidates licensed from us to proof-of-concept. We have recently been informed that PRCL has selected one of these candidates to move forward into IND enabling studies.

        We hold a minority interest in PRCL and a seat on PRCL's Board of Directors. We are not required to provide any research funding or capital contributions to PRCL, and we are not required to perform any research activities related to these candidates. We are reimbursed by PRCL for intellectual property management costs in connection with the contributed intellectual property. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will help manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

Financial Operations Overview

Revenue

        We have not yet generated any product revenue and may never do so. Our revenues to date have been generated primarily through our former collaboration and license agreements. The terms of these agreements included payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We may seek to generate revenue from product sales and from future collaborative or strategic relationships. In the future, we expect any revenue we may generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, if consummated, and the amount and timing of payments we may receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

Research and Development

        Research and development expense consists of costs incurred in connection with developing and advancing our drug discovery technology and identifying and developing our drug candidates. We recognize research and development expenses as they are incurred.

        Our research and development expenses have consisted primarily of:

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

        We do not know if we will be successful in developing any of our drug candidates. Because we may seek to out-license or sell our drug candidates to one or more parties, we cannot forecast with any degree of certainty whether any of our drug candidates will be subject to future development or the timelines or capital requirements related to any such arrangement. Because of this uncertainty, the numerous risks and uncertainties related to drug development, clinical trials, regulatory requirements and product manufacturing, and the stage of development of our drug candidates, we are unable to accurately project total program-specific expenses through commercialization. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:

  •
  the number of clinical sites included in the trial;

  •
  the length of time required to enroll suitable subjects;

  •
  the number of subjects that ultimately participate in the trials; and

  •
  the efficacy and safety results of our clinical trials and the number of additional required clinical trials.

        Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. In addition, we may obtain unexpected or unfavorable results from future clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we anticipate, or if we experience significant delays in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control would evolve and therefore impact any potential future clinical development programs and plans over time.

        We anticipate that overall research and development costs will decrease significantly for the foreseeable future as compared to prior periods due to the termination of the GALAXY-2 trial for futility, restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities for cash conservation purposes.

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

        We expect that general and administrative expense will increase in 2016 as compared to prior periods due to the re-allocation of facilities overhead costs that would otherwise be charged to research and development expense (until our facilities leases expire in the fourth quarter of 2016). This increase will be partially offset by lower personnel-related costs and stock compensation due to the restructurings in the fourth quarter of 2015 and the first quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation purposes.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to contract research accruals, the recoverability of long-lived assets and measurement of stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

        For multiple-element arrangements entered into or materially modified after January 1, 2011, we follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13—Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13 amended certain provisions of Accounting Standards Codification (ASC) Topic 605—Revenue Recognition. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement's consideration should be allocated to each unit of accounting.

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For us this determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) our best estimate of the selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. We did not recognize any revenue related to collaboration and license agreements during the years ended December 31, 2015, 2014 and 2013.

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

Accrued Expenses and Accrued Contract Research Liabilities

        As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our operating results is with respect to service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including contract research organizations, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we under or over estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the effects of any changes in estimates based on changes in facts and circumstances directly in our operations in the period such change becomes known. During the fourth quarter of 2015, we recorded a net reduction in accrued contract research costs of approximately $2.9 million, principally as a result of the termination of the GALAXY-2 trial.

        Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2015, 2014 and 2013, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

        With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future. Except for the change in estimate recorded during the fourth quarter of 2015, there were no changes in our estimates and accruals for contract service fees that had a material net effect on our results of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        Our net loss included stock-based compensation costs in the amount of $4.3 million, $7.4 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and no income tax benefit related to our stock-based compensation arrangements for employee and non-employee awards. As of December 31, 2015, the total amount of unrecognized stock-based compensation expense was $7.0 million, which will be recognized over a weighted average period of 2.8 years.

Consolidated Results of Operations

Years Ended December 31, 2015, 2014 and 2013

  Revenues

        There were no revenues in each of 2015, 2014 and 2013.

  Research and Development Expense

	Years Ended December 31,			2015 / 2014 Comparison		2014 / 2013 Comparison
	2015	2014	2013	$	%	$	%
	(dollars in millions)
Ganetespib	$43.3	$56.8	$64.5	$(13.5)	(24)%	$(7.7)	(12)%
STA-12-8666	6.5	—	—	6.5	—%	—	—%
Elesclomol	0.2	0.5	0.1	(0.3)	(60)%	0.4	400%
CRACM	0.1	0.3	0.9	(0.2)	(67)%	(0.6)	(67)%
Other early stage programs	4.1	10.6	6.4	(6.5)	(61)%	4.2	66%

Total research and development	$54.2	$68.2	$71.9	$(14.0)	(21)%	$(3.7)	(5)%

  Ganetespib

        In 2015 as compared to 2014, costs incurred under our ganetespib program decreased by $13.5 million, including decreases of $3.4 million in personnel-related costs, related research supplies, operational and stock compensation resulting from a lower level of FTEs, and $10.1 million in external costs. Decreases in external costs principally resulted from lower costs incurred in 2015 in connection with the early termination of the GALAXY-2 trial in October 2015 for futility, and the close-outs of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials, as well as costs that were incurred in the first quarter of 2014 for validation manufacturing that were not incurred in 2015. These lower costs were partially offset by higher costs incurred in 2015 related to completion of enrollment in the I-SPY-2 trial that commenced in October 2014. We recorded a $2.9 million net reduction in accrued contract research costs during the fourth quarter of 2015, principally as a result of the termination of the GALAXY-2 trial. We anticipate that overall research and development costs in support of the ganetespib program will decrease significantly for the foreseeable future as compared to prior periods due to the termination of the GALAXY-2 trial for futility, restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities for cash conservation purposes.

        In 2014 as compared to 2013, costs incurred under our ganetespib program decreased by $7.7 million, including decreases of $3.6 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $4.1 million in net decreases for external costs. Internal costs decreased principally due to available resources being allocated to our HDC program. External costs overall decreased due to lower costs incurred in 2014 related to the wind-down of the GALAXY-1 trial, the ENCHANT-1 trial and other company-sponsored trials, offset by the increase resulting from the advancement of the GALAXY-2 trial that commenced enrollment in April 2013 and the initiation of the I-SPY 2 breast cancer trial in October 2014. In addition, costs were incurred in 2013 for the conduct of NDA-supporting clinical pharmacology studies that were not incurred in 2014.

  STA-12-8666

        In 2015 as compared to 2014, costs incurred under our STA-12-8666 program increased by $6.5 million, including increases of $3.7 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $2.8 million for external costs. In the first quarter of

2015, we commenced pre-clinical development of our lead HDC candidate, STA-12-8666. Prior to commencing pre-clinical development in 2015, costs incurred under our STA-12-8666 program were reported under our early-stage programs. We anticipate that overall research and development costs in support of the STA-12-8666 program will decrease significantly for the foreseeable future as compared to prior periods due to the restructurings in the fourth quarter of 2015 and the first quarter of 2016, the discontinuation of a substantial portion of our research and development activities for cash conservation purposes and our decision not to pursue submitting an IND submission for STA-12-8666 in the immediate future.

  Elesclomol

        In 2015 as compared to 2014, costs incurred under our elesclomol program decreased by $0.3 million including decreases of $0.1 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million for external costs.

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

        In 2014 as compared to 2013, costs incurred under our CRACM program decreased by $0.6 million, principally due to decreases of $0.4 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million in external costs. These decreases were the result of a lower investment in the CRACM program as we sought a corporate partner. In May 2014, we entered into a license arrangement with PRCL under which we are not required to perform any research activities.

  Early-stage programs

        In 2015 as compared to 2014, costs incurred under our early stage programs decreased by $6.5 million, including decreases of $6.2 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.3 million in external costs. In 2015, we advanced our lead HDC candidate, STA-12-8666, into IND-enabling studies and began reporting these costs separately under the STA-12-8666 program. We anticipate that overall research and development costs in support of the HDC discovery program will decrease significantly for the foreseeable future as compared to prior periods due to the restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities for cash conservation purposes.

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

  General and Administrative Expense

	Years Ended December 31,			2015 / 2014 Comparison		2014 / 2013 Comparison
	2015	2014	2013	$	%	$	%
	(dollars in millions)
General and administrative	$13.4	$15.7	$15.7	$(2.3)	(15)%	$—	—%

        In 2015 as compared to 2014, general and administrative expenses decreased by $2.3 million, including net decreases of $2.0 million in personnel-related costs, related overhead and stock compensation, and $0.3 million in external professional fees. The $2.0 million net decrease in internal costs was principally in connection with approximately $2.0 million in lower net compensation costs related to management changes in the position of President and Chief Executive Officer. In the first quarter of 2014, Safi Bahcall resigned and we recognized approximately $2.0 million in costs in connection with his separation agreement that were not incurred in 2015, including approximately $1.0 million in cash compensation being paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options. We expect that general and administrative expense will increase in 2016 as compared to prior periods due to the re-allocation of facilities overhead costs that would otherwise be charged to research and development expense (until our facilities leases expire in the fourth quarter of 2016). This increase will be partially offset by lower personnel-related costs and stock compensation due to the restructurings in the fourth quarter of 2015 and the first quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation purposes.

        In 2014 as compared to 2013, general and administrative expenses remained at a constant level, including $1.1 million in net decreases in external professional fees principally related to lower patent prosecution costs, offset by an increase of $1.1 million in personnel-related costs, related overhead and stock compensation. The net increase in internal costs was principally related to management changes in the position of President and Chief Executive Officer. In March 2014, Safi Bahcall, our former President and Chief Executive Officer, resigned and we entered into a separation agreement with him. In the first quarter of 2014, we recognized approximately $2.0 million in costs in connection with this separation agreement, including approximately $1.0 million in cash compensation to be paid over two years and approximately $1.0 million in non-cash stock compensation expense related to the accelerated vesting and extended vesting period of certain of his stock options. In August 2014, we announced the hiring of Anne Whitaker, our new President and Chief Executive Officer and entered into an employment contract with her. In the third quarter of 2014, we recognized approximately $0.4 million in related upfront cash compensation for a sign-on bonus and relocation allowance. These increases were partially offset by executive compensation that was incurred in 2013 that was not incurred in 2014 while we conducted a search for a new President and Chief Executive Officer following Safi Bahcall's departure.

  Interest Expense, net

	Years Ended December 31,			2015 / 2014 Comparison		2014/ 2013 Comparison
	2015	2014	2013	$	%	$	%
	(dollars in millions)
Interest expense, net	$1.1	$2.2	$2.6	$(1.1)	(50)%	$(0.4)	(15)%

        In 2015 as compared to 2014, interest expense decreased due to principal payments under the GECC Term Loan and the original three-year $2.0 million loan under the Oxford Term Loan. Interest expense will continue to decrease as a result of scheduled maturities of the GECC Term Loan and the Oxford Term Loan in June 2016 and July 2016, respectively.

        In 2014 as compared to 2013, interest expense decreased due to the start of principal payments in January 2014 under the GECC Term Loan and the maturity in April 2014 of the original three-year $2.0 million loan under the Oxford Term Loan.

Liquidity and Capital Resources

Cash Flows

        The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Cash, cash equivalents and marketable securities	$66.6	$97.7	$91.5
Working capital	50.0	68.5	60.0
Cash flows (used in) provided by:
Operating activities	(71.4)	(78.9)	(77.4)
Investing activities	20.0	(8.8)	(24.7)
Financing activities	40.4	85.3	69.0
Capital expenditures (included in investing activities)	(0.1)	(0.1)	(0.8)

        Our operating activities used cash of $71.4 million, $78.9 million and $77.4 million in 2015, 2014 and 2013, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

        In 2015, our investing activities provided cash of $20.0 million, including the sales and maturities of marketable securities in our investment portfolio in the amount of $137.2 million, offset by the purchases of marketable securities in the amount of $117.1 million and purchases of property and equipment in the amount of $0.1 million. In 2014, our investing activities used cash of $8.8 million, including the purchases of marketable securities in the amount of $93.8 million and purchases of property and equipment in the amount of $0.1 million, offset by maturities of marketable securities in our investment portfolio in the amount of $85.1 million. In 2013, our investing activities used cash of $24.7 million, including the purchases of marketable securities of $114.2 million and purchases of property and equipment of $0.8 million, offset by maturities of marketable securities in our investment portfolio in the amount of $90.3 million.

        Our financing activities provided cash of $40.4 million, $85.3 million and $69.0 million in 2015, 2014 and 2013, respectively. In 2015, we raised approximately $49.6 million in net cash proceeds, including $41.9 million in net proceeds from the sale of 25,300,000 shares of our common stock in a public offering in April 2015 and $7.7 million in net proceeds from sales of 3,614,511 shares of our common stock under the at-the-market issuance sales agreements with MLV. In 2014, we raised approximately $94.8 million in net cash proceeds, including $89.0 million in net proceeds from sales of 21,692,753 shares of our common stock under at-the-market issuance sales agreements with MLV, $5.0 million in a registered direct offering of 1,250,000 shares of our common stock to an affiliate of a director who is our largest stockholder and $0.8 million from the exercise of common stock options. In 2013, we raised approximately $71.7 million in net cash proceeds, including $57.1 million in net proceeds from the sale of 16,100,000 shares of our common stock in a public offering in November 2013, $13.5 million in gross proceeds from additional funding under the GECC Term Loan and Oxford Term Loan and $1.1 million from the exercise of common stock options. We repaid $9.2 million,

$9.5 million and $2.6 million in principal payments in 2015, 2014 and 2013, respectively, in connection with the GECC Term Loan and the Oxford Term Loan. In January 2014, we began making 30 equal monthly payments of principal under the GECC Term Loan. During the period from July 2012 through March 2013, we made 9 equal monthly payments of principal under the GECC Term Loan. For the periods from April 2013 through December 2013 we made interest-only payments.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations at December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions).

Contractual Obligations (as of December 31, 2015)	Total	2016	2017 through 2018	2019 through 2020	More than 5 years
Operating and capital lease obligations	$2.1	$2.1	$—	$—	$—
GECC and Oxford Term Loans(1)	5.5	5.5	—	—	—
Research and development contracts(2)(3)	8.2	8.1	0.1	—	—

Total	$15.8	$15.7	$0.1	$—	$—

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

(3)
Includes certain contract amendments entered into after December 31, 2015.

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

        In accordance with the termination provisions of the GSK Agreement, all rights to the elesclomol program were returned to us. In January 2016, we entered into an asset purchase agreement with a third party to further develop our drug candidate, elesclomol. We may pay GSK a low single-digit royalty on any potential future sales of elesclomol.

        Under a license agreement, we may be obligated to pay up to an aggregate of $0.5 million if specified development milestones are met, as follows (in millions).

Milestone	Amount
Development-based milestones related to the conduct of clinical trials	$0.1
Development-based milestones related to regulatory submission and approval	0.4

Total	$0.5

Public and Registered Direct Offerings

        In April 2015, we raised approximately $44.3 million in gross proceeds from the sale of an aggregate 25,300,000 shares of our common stock in a public offering at a public offering price of $1.75 per share, including 3,300,000 shares upon the full exercise of the underwriters' option to purchase additional shares. Certain of our directors and their affiliates, including our largest stockholder, purchased an aggregate of 7,257,142 shares in this offering at the public offering price. The net offering proceeds to us were approximately $41.9 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by us.

        In April 2014, we sold 1,250,000 shares of our common stock at a purchase price of $4.01 per share in a registered direct offering to an affiliate of a director who is our largest stockholder. These shares were sold directly without a placement agent, underwriter, broker or dealer. The net proceeds to us were approximately $5.0 million after deducting offering expenses payable by the Company.

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

At-The-Market Issuance Sales Agreements

  MLV & Co., LLC

        We entered into at-the-market issuance sales agreements (May 2012, May 2014 and July 2014 Sales Agreements) with MLV & Co., LLC (MLV), pursuant to which we issued and sold shares of our common stock from time to time, at our option, through MLV as our sales agent. Sales of common stock through MLV were made pursuant to an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, (the Securities Act). MLV used commercially reasonable efforts to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we imposed). All shares were sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-187242). We paid MLV a commission of up to 3% of the gross proceeds. The May 2012 and May 2014 Sales Agreements were terminated by us upon the sale of substantially all stock authorized for sale under each such agreements. In October 2015, we terminated the July 2014 Sales Agreement.

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

  Cowen and Company, LLC

        In October 2015, we entered into an at-the-market issuance sales agreement (October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $100 million, from time to time, at our option, through Cowen as our sales agent. Sales of common stock through Cowen may be made by any method that is deemed an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed by us and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). We will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by us at any time upon 10 days' notice. No shares have been sold to-date under the October 2015 Sales Agreement.

Term Loans

General Electric Capital Corporation (GECC)

        In March 2013, we amended our loan and security agreement entered into in September 2010 with GECC and one other lender, or the GECC Term Loan, and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. We made interest-only payments for the period from April 2013 through December 2013. In January 2014, we began making 30 equal monthly payments of principal under the GECC Term Loan. During the period from July 2012 through March 2013, we made 9 equal monthly payments of principal under the GECC Term Loan. For the periods from April 2013 through December 2013 and prior to July 2012 we made interest-only payments. As of December 31, 2015, in accordance with the GECC Term Loan, $4.5 million in remaining principal payments is scheduled to be paid by June 2016, at which time we are obligated to pay an exit fee in the amount of $788,000. (See Note 9 of the accompanying consolidated financial statements.)

Oxford Finance Corporation (Oxford)

        In March 2011, we entered into a loan and security agreement with Oxford and received $2.0 million in loan funding, and in December 2012, we entered into a loan modification agreement, as amended, under which we could elect to draw down up to an additional $0.6 million in equipment financing until June 30, 2013, which we collectively refer to herein as the Oxford Term Loan. As of June 30, 2013, the Company had fully utilized the $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. In May 2011, we began making 36 equal monthly payments of principal plus accrued interest on the initial $2.0 million outstanding balance that was fully paid in April 2014. We continue to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. As of December 31, 2015, in accordance with the Oxford Term Loan, $107,000 in remaining principal payments is scheduled to be paid by July 2016. (See Note 9 of the accompanying condensed consolidated financial statements.)

Liquidity

Funding Requirements

        Our future funding requirements will depend on many factors, including, but not limited to:

  •
  the completion of the ongoing investigator-sponsored clinical trials of ganetespib;

  •
  the costs involved in conducting preclinical activities for our ganetespib and HDC programs;

  •
  the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

  •
  the extent to which we may elect to continue drug development activities in the future, if at all; and

  •
  the timing and completion of any transaction that may result from our ongoing strategy review.

        As of December 31, 2015, we had $66.6 million in cash, cash equivalents and marketable securities, a decrease of $31.1 million from $97.7 million as of December 31, 2014. This decrease principally reflects $49.6 million that we raised in net cash proceeds, including $41.9 million in net proceeds from the sale of our common stock in a public offering and $7.7 million in net proceeds from sales of our common stock under the at-the-market issuance sales agreement with MLV, offset by cash used in operations and term loan principal payments as discussed under "Cash Flows" above.

        We have not yet generated any product revenue and may never do so. We cannot predict whether and to what extent we may continue drug development activities, if at all, and what our future cash needs may be for any such activities. We expect our $66.6 million in cash resources as of December 31, 2015, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our ATM. The timing and nature of certain activities contemplated for the remainder of 2016 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-206135) under which we have up to $300 million in securities available for future issuance, including up to $100 million in shares of common stock that we have reserved and that may be offered and sold under the October 2015 Sales Agreement with Cowen. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates.

        We may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials and conduct additional preclinical and discovery activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with future research and development activities.

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

        If adequate funds are not available, we may be required to obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards

        For tax years through 2015 we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit our ability to utilize certain net operating loss and tax credit carryforwards. We determined that we experienced an ownership change, as defined by Section 382, in connection with our acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of our IPO, or any other equity offerings to date. As a result, the utilization of our federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2015, we have net operating loss carryforwards for U.S. federal tax purposes of approximately $578.1 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2035 unless utilized. As of December 31, 2015, we have state net operating loss carryforwards of approximately $321.9 million, which will expire through 2035 unless utilized. The net operating loss carryforwards include approximately $1.4 million of deductions related to the exercise of common stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The utilization of these net operating loss carryforwards may be further limited if we experience future ownership changes as defined in Section 382 of the Internal Revenue Code.

Recent Accounting Pronouncements

        Refer to Note 2, "Summary of Significant Accounting Policies," in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Sensitivity.    As of December 31, 2015, we had cash, cash equivalents and marketable securities of $66.6 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective at a reasonable assurance level based on those criteria.

        Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synta Pharmaceuticals Corp.

        We have audited Synta Pharmaceuticals Corp.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Synta Pharmaceuticals Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Synta Pharmaceuticals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synta Pharmaceuticals Corp. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2016

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

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Executive Officer and Director Compensation," "Management and Corporate Governance—Committees of the Board of Directors and Meetings" and "Compensation Committee Report" in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Person Transactions," "Management and Corporate Governance—The Board of Directors" and "Management and Corporate Governance—Director Independence" in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the proposal captioned "Independent Registered Public Accounting Firm" in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant.		S-1/A (Exhibit 3.2)	1/23/07	333-138894
3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Synta Pharmaceuticals Corp.		8-K (Exhibit 3.1)	6/17/13	001-33277
3.2	Restated Bylaws of the Registrant.		S-1/A (Exhibit 3.4)	1/23/07	333-138894
4.1	Form of Common Stock Certificate.		S-1/A (Exhibit 4.1)	2/5/07	333-138894
4.2.1	Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.1)	12/1/06	333-138894
4.2.2	First Amendment, dated January 11, 2005, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.2)	12/1/06	333-138894
4.2.3	Second Amendment, dated January 31, 2007, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		S-1/A (Exhibit 4.2.3)	2/5/07	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
4.2.4	Third Amendment, dated November 30, 2011, to the Amended and Restated Investor Rights Agreement, dated December 13, 2002, by and among the Registrant and certain stockholders of the Registrant.		8-K (Exhibit 10.1)	12/1/11	001-33277
Lease Agreements
10.1
	Duffy Hartwell Limited Partnership Commercial Lease, dated November 4, 1996, by and between Duffy Hartwell Limited Partnership and Shionogi BioResearch Corp., as amended by First Amendment to Commercial Lease, dated August 30, 2006.		S-1/A (Exhibit 10.5)	12/1/06	333-138894
10.1.1
	Second Amendment, dated May 27, 2008, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		10-Q (Exhibit 10.1)	8/7/08	001-33277
10.1.2
	Third Amendment, dated April 19, 2011, to Commercial Lease by and between Duffy Hartwell LLC, as successor in interest to Duffy Hartwell Limited Partnership, and the Registrant, as successor in interest to Shionogi BioResearch Corp., dated November 4, 1996, as amended.		8-K (Exhibit 10.1)	4/22/11	001-33277
10.2	Lease Agreement, dated as of June 9, 2011, by and between the Registrant and 125 Hartwell Trust.		10-Q (Exhibit 10.3)	8/4/11	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.3	Pinnacle Properties Management, Inc. Standard Form Commercial Lease, dated May 31, 1999, by and between 6-8 Preston Court, L.L.C. and Asiana Pharmaceuticals Corporation, as amended by Amendment to Lease #1, dated July 31, 2000, Amendment to Lease #2, dated November 26, 2001, and Amendment to Lease #3, dated December 2003, and as assigned to the Registrant by Assignment and Assumption of Lease and Landlord's Consent, dated May 25, 2005, and Subordination, Non-Disturbance and Attornment Agreement, dated May 25, 2005.		S-1/A (Exhibit 10.8)	12/1/06	333-138894
10.4	Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		S-1/A (Exhibit 10.27)	1/4/07	333-138894
10.4.1	First Amendment, dated as of June 23, 2011, to Lease Agreement, dated December 14, 2006, by and between ARE-MA Region No. 24, LLC and the Registrant.		10-Q (Exhibit 10.4)	8/4/11	001-33277
Credit Facilities, Loan and Equity Agreements
10.5	Common Stock Purchase Agreement, dated October 4, 2010, by and between the Registrant and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	10/5/10	001-33277
10.5.1	Amendment No. 1, dated August 19, 2011, to Common Stock Purchase Agreement, dated October 4, 2010, by and between Synta Pharmaceuticals Corp. and Azimuth Opportunity Ltd.		8-K (Exhibit 10.1)	8/19/11	001-33277
10.6	Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	10/5/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.1	First Amendment, dated as of November 9, 2010, to Loan and Security Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.11)	3/11/11	001-33277
10.6.2
	Second Amendment, dated as of March 3, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	5/5/11	001-33277
10.6.3
	Third Amendment, dated as of July 1, 2011, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.5)	8/4/11	001-33277
10.6.4
	Fourth Amendment, dated as of January 23, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.6.4)	2/22/11	001-33277
10.6.5
	Fifth Amendment, dated as of July 30, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.2)	8/2/12	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.6	Sixth Amendment, dated as of December 6, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among the Registrant, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-K (Exhibit 10.6.6)	3/14/13	001-33277
10.6.7
	Seventh Amendment, dated as of December 14, 2012, to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1)	12/20/12	001-33277
10.6.8	Eighth Amendment to Loan and Security Agreement dated as of March 28, 2013 by and among the Company, Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1.1)	4/1/13	001-33277
10.6.9
	Ninth Amendment, dated as of November 25, 2013 to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.1)	12/2/13	001-33277
10.6.10
	Tenth Amendment, dated as of July 17, 2014 to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		8-K (Exhibit 10.2)	7/18/14	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6.11	Eleventh Amendment, dated as of July 10, 2015 to Loan and Security Agreement, dated as of September 30, 2010, as amended, by and among Synta Pharmaceuticals Corp., Synta Securities Corp., General Electric Capital Corporation, and MidCap Funding III, LLC.		10-Q (Exhibit 10.1)	11/5/15	001-33277
10.7	Amended and Restated Promissory Note issued by the Registrant to General Electric Capital Corporation.		8-K (Exhibit 10.1.2)	4/1/13	001-33277
10.8	Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	10/5/10	001/33277
10.8.1	Amended and Restated Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	4/1/13	001-33277
10.9	Guaranty, dated as of September 30, 2010, by and among Synta Securities Corp. and General Electric Capital Corporation.		8-K (Exhibit 10.1.4)	10/5/10	001-33277
10.10	Pledge Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., and General Electric Capital Corporation.		8-K (Exhibit 10.1.5)	10/5/10	001-33277
10.11	Form of Subscription Agreement, dated July 25, 2012, by and between the Registrant and each of the Purchasers participating in the Registrant's July Registered Direct Offering.		8-K (Exhibit 10.1)	7/26/12	001-33277
10.12	Letter Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC, terminating the At the Market Issuance Sales Agreement dated as of May 2, 2012.		10-Q (Exhibit 10.4)	5/8/14	001-33277
10.13	Subscription Agreement, dated April 11, 2014, by and between the Registrant and KFO Holdings LLC.		8-K (Exhibit 10.1)	4/14/14	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.14	New At-the-Market Issuance Sales Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC.		10-Q (Exhibit 10.3)	5/8/14	001-33277
10.15	At the Market Issuance Sales Agreement, dated July 18, 2014, by and between the Registrant and MLV & Co. LLC.		8-K (Exhibit 10.1)	7/18/14	001-33277
10.16	Sales Agreement, dated October 16, 2015, by and between the Registrant and Cowen and Company, LLC.		8-K (Exhibit 10.1)	10/16/2015	001-33277
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.17	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277
†10.17.1	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277
Equity Compensation Plans
*10.18	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894
*10.19	Amended and Restated 2006 Stock Plan.		8-K (Exhibit 10.1)	6/21/10	001-33277
*10.20	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894
*10.21	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894
*10.22	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894
*10.23	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.24	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894
*10.25	2015 Stock Plan.		8-K (Exhibit 10.1)	6/15/15	001-33277
Agreements with Executive Officers and Directors
*10.26	Amended and Restated Director Compensation Policy, effective June 5, 2015.		10-Q (Exhibit 10.1)	8/6/15	001-33277
*10.27	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277
*10.28	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894
*10.29	Letter Agreement, dated December 9, 2008, by and between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.29)	3/11/10	001-33277
*10.30	Executive Employment Agreement, dated August 1, 2014, between Synta Pharmaceuticals Corp. and Anne C. Whitaker.		8-K (Exhibit 10.1)	8/6/14	001-33277
*10.31	Letter Agreement, dated December 3, 2014, between Synta Pharmaceuticals Corp. and Chen Schor.		8-K (Exhibit 10.1)	12/4/14	001-33277
*10.32	Offer Letter Addendum, dated as of June 9, 2015, by and between the Registrant and Chen Schor.		10-Q (Exhibit 10.3)	8/6/15	001-33277
*10.33	Letter Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum		8-K (Exhibit 10.3)	12/4/14	001-33277
*10.34	Separation Agreement between the Company and Dr. Bahcall, dated March 19, 2014.		8-K (Exhibit 10.1)	3/20/14	001-33277
*10.35	Form of Severance and Change in Control Agreement between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.30)	3/11/10	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.36	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.		10-K (Exhibit 10.31)	3/11/10	001-33277
*10.37	Severance and Change of Control Agreement, dated December 3, 2014, between Synta Pharmaceuticals Corp. and Chen Schor.		8-K (Exhibit 10.2)	12/4/14	001-33277
*10.38	Severance and Change of Control Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum.		8-K (Exhibit 10.4)	12/4/14	001-33277
10.39	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894
*10.40	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.		10-Q (Exhibit 10.4)	11/6/14	001-33277
*10.41	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.		10-Q (Exhibit 10.5)	11/6/14	001-33277
*10.42	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Chen Schor.		10-K (Exhibit 10.45)	3/12/15	001-33277
*10.43	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.		10-K (Exhibit 10.45)	3/12/15	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.44	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Chen Schor.		10-K (Exhibit 10.45)	3/12/15	001-33277
*10.45	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.		10-K (Exhibit 10.45)	3/12/15	001-33277
*10.46	Separation Agreement between the Company and Keith Ehrlich, dated February 10, 2015.		10-Q (Exhibit 10.1)	5/7/15	001-33277
*10.47	Separation Agreement between the Company and Arthur McMahon, dated April 13, 2015.		10-Q (Exhibit 10.4)	8/6/15	001-33277
*10.48	Cash-Based Employee Retention and Incentive Bonus Plan.		10-Q (Exhibit 10.1)	5/7/15	001-33277
21.1	List of Subsidiaries.		10-K (Exhibit 21.1)	3/11/14	001-33277
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
101	The following materials from Synta Pharmaceuticals Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

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

SYNTA PHARMACEUTICALS CORP.
Date: March 15, 2016	By:	/s/ CHEN SCHOR Chen Schor President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ CHEN SCHOR Chen Schor	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2016
/s/ MARC R. SCHNEEBAUM Marc R. Schneebaum	Senior Vice President, Chief Financial Officer (principal accounting and financial officer)	March 15, 2016
/s/ KEITH R. GOLLUST Keith R. Gollust	Chairman of the Board	March 15, 2016
/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Director	March 15, 2016
/s/ BRUCE KOVNER Bruce Kovner	Director	March 15, 2016
/s/ DONALD W. KUFE, M.D. Donald W. Kufe, M.D.	Director	March 15, 2016
/s/ WILLIAM REARDON, C.P.A. William Reardon, C.P.A.	Director	March 15, 2016

Signatures	Title	Date

/s/ ROBERT N. WILSON Robert N. Wilson	Director	March 15, 2016
/s/ SCOTT MORENSTEIN Scott Morenstein	Director	March 15, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYNTA PHARMACEUTICALS CORP.

Years ended December 31, 2015, 2014 and 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synta Pharmaceuticals Corp.

        We have audited the accompanying consolidated balance sheets of Synta Pharmaceuticals Corp. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synta Pharmaceuticals Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2016

SYNTA PHARMACEUTICALS CORP.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$34,966	$46,024
Marketable securities	31,608	51,666
Prepaid expenses and other current assets	1,201	1,656

Total current assets	67,775	99,346
Property and equipment, net	420	1,024
Other assets	—	305

Total assets	$68,195	$100,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,299	$3,139
Accrued contract research costs	6,863	12,317
Other accrued liabilities	4,976	6,177
Current portion of capital lease obligations	43	42
Current portion of term loans	4,607	9,214

Total current liabilities	17,788	30,889

Long-term liabilities:
Capital lease obligations, net of current portion	—	43
Term loans, net of current portion	—	4,607

Total long-term liabilities	—	4,650

Total liabilities	17,788	35,539

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at December 31, 2015 and December 31, 2014; 137,788,584 and 109,120,670 shares issued and outstanding at December 31, 2015 and 2014, respectively	14	11
Additional paid-in-capital	756,633	702,694
Accumulated other comprehensive income	4	4
Accumulated deficit	(706,244)	(637,573)

Total stockholders' equity	50,407	65,136

Total liabilities and stockholders' equity	$68,195	$100,675

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
	$—	$—	$—
Operating expenses:
Research and development	54,218	68,205	71,860
General and administrative	13,392	15,746	15,699

Total operating expenses	67,610	83,951	87,559

Loss from operations	(67,610)	(83,951)	(87,559)
Interest expense, net	(1,061)	(2,210)	(2,633)

Net loss	$(68,671)	$(86,161)	$(90,192)

Net loss per common share:
Basic and diluted net loss per common share	$(0.53)	$(0.87)	$(1.27)
Basic and diluted weighted average number of common shares outstanding	128,594,835	98,489,470	70,976,705

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(68,671)	$(86,161)	$(90,192)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	(13)	15

Comprehensive loss	$(68,671)	$(86,174)	$(90,177)

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in Capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2012	68,930,082	$7	$536,277	$2	$(461,220)	$75,066
Issuance of common shares in equity offering, excluding to related parties, net	10,916,667	1	37,628	—	—	37,629
Issuance of common shares to related parties	5,183,333	1	19,436	—	—	19,437
Issuance of restricted common shares	140,000	—	—	—	—	—
Forfeitures of restricted common shares	(75,000)	—	—	—	—	—
Exercise of stock options	137,424	—	1,106	—	—	1,106
Compensation expense related to stock options for services	—	—	6,030	—	—	6,030
Unrealized gain on marketable securities	—	—	—	15	—	15
Net loss	—	—	—	—	(90,192)	(90,192)

Balance at December 31, 2013	85,232,506	$9	$600,477	$17	$(551,412)	$49,091
Issuance of common shares in equity offering, excluding to related parties, net	21,692,753	2	88,940	—	—	88,942
Issuance of common shares to related parties	1,250,000	—	4,992	—	—	4,992
Issuance of restricted common shares	764,022	—	—	—	—	—
Forfeitures of restricted common shares	(25,000)	—	—	—	—	—
Exercise of stock options	206,389	—	854	—	—	854
Compensation expense related to stock options for services	—	—	7,431	—	—	7,431
Unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(86,161)	(86,161)

Balance at December 31, 2014	109,120,670	$11	$702,694	$4	$(637,573)	$65,136
Issuance of common shares in equity offering, excluding to related parties, net	21,657,369	2	36,940	—	—	36,942
Issuance of common shares to related parties	7,257,142	1	12,699	—	—	12,700
Issuance of restricted common shares	253,403	—	—	—	—	—
Forfeitures of restricted common shares	(500,000)	—	—	—	—	—
Compensation expense related to stock options for services	—	—	4,300	—	—	4,300
Net loss	—	—	—	—	(68,671)	(68,671)

Balance at December 31, 2015	137,788,584	$14	$756,633	$4	$(706,244)	$50,407

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(68,671)	$(86,161)	$(90,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,300	7,431	6,030
Depreciation and amortization	662	673	516
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	455	102	21
Other assets	305	111	(951)
Accounts payable	(1,840)	(3,450)	928
Accrued contract research costs	(5,454)	1,910	5,646
Other accrued liabilities	(1,201)	459	591

Net cash used in operating activities	(71,444)	(78,925)	(77,411)

Cash flows from investing activities:
Purchases of marketable securities	(117,135)	(93,845)	(114,151)
Maturities of marketable securities	137,193	85,152	90,267
Purchases of property and equipment	(58)	(144)	(769)

Net cash provided by (used) in investing activities	20,000	(8,837)	(24,653)

Cash flows from financing activities:
Proceeds from issuances of common stock, excluding to related parties, and exercise of common stock options, net of transaction costs	36,942	89,796	38,735
Proceeds from the sale of common stock to related parties	12,700	4,992	19,437
Proceeds from term loans	—	—	13,500
Payment of term loans	(9,214)	(9,450)	(2,617)
Payment of capital lease obligations	(42)	(42)	(13)

Net cash provided by financing activities	40,386	85,296	69,042

Net decrease in cash and cash equivalents	(11,058)	(2,466)	(33,022)
Cash and cash equivalents at beginning of period	46,024	48,490	81,512

Cash and cash equivalents at end of period	$34,966	$46,024	$48,490

Supplemental disclosure of cash flow information:
Cash paid for interest	$957	$1,875	$2,512
Assets acquired under capital lease	—	—	$126

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements

(1) Nature of Business

        Synta Pharmaceuticals Corp. (the Company) was incorporated in March 2000 and commenced operations in July 2001. The Company is a company that has historically focused on the research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients.

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

        The Company has incurred significant operating losses since its inception and, as a result, as of December 31, 2015 had an accumulated deficit of $706.2 million. Operations have been funded principally through the sale of common stock and convertible preferred stock, capital leases, non-refundable payments under the former collaboration agreements with GlaxoSmithKline (GSK) and Hoffman-La Roche (Roche), and proceeds from term loans by General Electric Capital Corporation (GECC) and Oxford Finance Corporation (Oxford) (see Note 9).

        In October 2015, the Company announced the decision to terminate for futility the Phase 3 GALAXY-2 trial of its novel heat shock protein 90 (Hsp90) inhibitor, ganetespib, and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma, and initiated a comprehensive review of its strategy. In November 2015, the Company committed to a restructuring that consisted primarily of a workforce reduction of 45 positions, to a total of 33 positions, to better align its workforce to its revised operating plan.

        As announced in March 2016, in order to conserve cash while the Company continues to evaluate business alternatives to maximize value for stockholders, the Company committed to an additional restructuring in February 2016 that consisted primarily of a workforce reduction of 23 positions, including 19 research and development positions, to a total of 10 remaining positions. In connection with this restructuring, the Company discontinued a substantial portion of its research and development activities and no longer anticipates expending material resources on any of its drug candidates.

        As previously announced in the Company's Current Report on Form 8-K filed on March 1, 2016, reporting the restructuring of its workforce, the Company has been considering potential strategic alternatives to enhance stockholder value. Such strategic alternatives include, but are not limited to, a sale of the company, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the company. The Company does not know if it will be successful in pursuing any strategic alternative or that any transaction will occur; however, the Company is committed to pursuing a strategic direction that its Board of Directors believes is in the best interests of its stockholders.

        The Company cannot predict whether and to what extent it may continue drug development activities, if at all, and what its future cash needs may be for any such activities. The Company expects its $66.6 million in cash resources as of December 31, 2015, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of the Company's research and development activities will be sufficient to fund operations for at least the next

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Business (Continued)

twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under the Company's at-the-market-issuance sales agreement (ATM) with Cowen and Co. LLC (Cowen) (see Note 5). The timing and nature of certain activities contemplated for the remainder of 2016 will be conducted subject to the availability of sufficient financial resources.

        The Company may require significant additional funds earlier than it currently expects in order to continue drug development activities and to continue to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets and measurement of stock-based compensation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2015, 2014 and 2013, the Company determined it did not have any securities that were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2015, 2014 and 2013, the Company did not have any realized gains or losses on marketable securities.

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

        Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of December 31, 2015, the Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the years ended December 31, 2015, 2014 and 2013, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2015, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company's term

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company's term loan obligations approximates fair value as the Company's interest rate yield is near current market rate yields. The disclosed fair value of the Company's term loan obligations is based on Level 3 inputs.

Property and Equipment

        Property, equipment and software is carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance costs are expensed as incurred.

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs for salaries, bonuses, benefits, facilities, research-related overhead and stock compensation, and external costs for payments to third party contract research organizations, investigative sites and consultants in connection with the Company's preclinical and clinical programs, costs associated with drug formulation and supply of drugs for clinical trials, and other external costs. During the fourth quarter of 2015, the Company revised its estimates of certain contract research costs incurred and recorded a net reduction in accrued contract research costs of approximately $2.9 million, principally as a result of the termination of the GALAXY-2 trial.

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $1.1 million, $1.9 million, and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        As of December 31, 2015 and 2014, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions. The tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        The Company assesses the potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, the Company writes down the asset to its estimated fair value. Management believes that no long-lived assets were materially impaired as of December 31, 2015 and 2014.

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

        For multiple-element arrangements entered into or materially modified after January 1, 2011, the Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13—Multiple-deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13 amended certain provisions of Accounting Standards Codification (ASC) Topic 605—Revenue Recognition. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how an arrangement's consideration should be allocated to each unit of accounting.

        Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has "stand-alone value" to the customer separate from the undelivered elements. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company's best estimate of the selling price (BESP). The BESP reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. The Company did not recognize any revenue related to collaboration and license agreements during the years ended December 31, 2015, 2014 and 2013.

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

Basic and Diluted Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2015, 2014 and 2013, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

        The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the years ended December 31, 2015, 2014 and 2013, respectively:

	Years Ended December 31,
	2015	2014	2013
Common stock options	10,127,257	8,829,343	6,814,417
Unvested restricted stock	426,706	744,514	45,000

Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09,—Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was originally effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The FASB approved a one year deferral of the effective date of this standard to annual

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

periods beginning after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. The Company has not yet determined the date it plans to adopt ASU No. 2014-09, which adoption method it will utilize, or the effect that the adoption of this guidance will have on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15,—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. The adoption of this guidance may have an effect on the Company's disclosures in future periods.

(3) Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2015 and December 31, 2014 was as follows in thousands (see Note 2):

	December 31, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$27,473	$—	$—	$27,473
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,493	—	—	7,493

Total cash and cash equivalents	34,966	—	—	34,966
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	31,604	5	(1)	31,608

Total cash, cash equivalents and marketable securities	$66,570	$5	$(1)	$66,574

	December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$45,004	$—	$—	$45,004
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,020	—	—	1,020

Total cash and cash equivalents	46,024	—	—	46,024
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	51,662	12	(8)	51,666

Total cash, cash equivalents and marketable securities	$97,686	$12	$(8)	$97,690

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(4) Property and Equipment

        Property and equipment as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
	(in thousands)
Laboratory equipment	$12,217	$12,217
Leasehold improvements	5,030	4,988
Computers and software	3,136	3,126
Furniture and fixtures	1,182	1,176

	21,565	21,507
Less accumulated depreciation and amortization	(21,145)	(20,483)

	$420	$1,024

        Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        The net book value and accumulated amortization of equipment under capital lease was approximately $42,000 and $84,000 respectively, at December 31, 2015, and $84,000 and $42,000, respectively, at December 31, 2014.

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

Public and Registered Direct Offerings

        In April 2015, the Company raised approximately $44.3 million in gross proceeds from the sale of an aggregate 25,300,000 shares of its common stock in a public offering at a public offering price of $1.75 per share, including 3,300,000 shares upon the full exercise of the underwriters' option to purchase additional shares. Certain of the Company's directors and their affiliates, including its largest stockholder, purchased an aggregate of 7,257,142 shares in this offering at the public offering price. The net offering proceeds to the Company were approximately $41.9 million after deducting underwriters' discounts, fees and commissions, and other offering expenses payable by the Company.

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

At-The-Market Issuance Sales Agreements

  MLV & Co. LLC

        The Company entered into at-the-market issuance sales agreements (May 2012, May 2014 and July 2014 Sales Agreements) with MLV & Co. LLC (MLV), pursuant to which the Company issued and sold shares of its common stock from time to time, at the Company's option, through MLV as its sales agent. Sales of common stock through MLV were made pursuant to an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. MLV used commercially reasonable efforts to sell the common stock based upon the Company's instructions (including price, time or size limits or other customary parameters or conditions the Company imposed). All shares were sold pursuant to an effective shelf registration statement on Form S-3 (File No. 333-187242). The Company paid MLV a commission of up to 3% of the gross proceeds. The May 2012 and May 2014 Sales Agreements were terminated by the Company upon the sale of substantially all stock authorized for sale under each such agreements. In October 2015, the Company terminated the July 2014 Sales Agreement.

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(5) Stockholders' Equity (Continued)

        During the third quarter of 2015, the Company sold an aggregate of 3,614,511 shares of common stock pursuant to the July 2014 Sales Agreement for an aggregate of approximately $7.9 million in gross proceeds at an average selling price of $2.19 per share. Net proceeds to the Company were approximately $7.7 million after deducting commissions and other transaction costs.

  Cowen and Co. LLC

        In October 2015, the Company entered into an at-the-market issuance sales agreement (October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $100 million, from time to time, at the Company's option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers' transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). The Company will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by the Company at any time upon 10 days' notice. No shares have been sold to-date under the October 2015 Sales Agreement.

(6) Stock-Based Compensation

        The Company's 2006 Stock Plan provided for the grant of incentive stock options, non-statutory stock options and non-vested restricted stock to employees, officers, directors and consultants of the Company. In January 2015, the number of shares of common stock reserved for issuance under the 2006 Stock Plan was increased from 10,300,000 to 11,600,000 pursuant to an "evergreen" provision, which provides for an annual increase based on the lesser of 1,300,000 shares, 5% of the Company's then outstanding shares of common stock, or such other amount as the board of directors may determine. This increase was approved by the board of directors in December 2014. In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan and reserved 8,741,000 shares of common stock for future issuance. In June 2015, the Company terminated its 2006 Stock Plan. The administration of these stock plans is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of December 31, 2015, the Company had options outstanding to purchase 10,127,257 shares of its common stock, which includes options outstanding under its 2001 Stock Plan and 2006 Stock Plan that were terminated in March 2006 and June 2015, respectively. As of December 31, 2015, 8,067,115 shares were available for future issuance.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        The following table summarizes stock option activity during the year ended December 31, 2015:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1	8,829,343	$6.17
Options granted	5,399,986	2.09
Options cancelled	(4,102,072)	4.76
Options exercised	—	—

Outstanding at December 31	10,127,257	$4.56	5.29	$—

Exercisable at December 31	5,673,074	$6.17	2.09	$—

        The aggregate intrinsic value of all options outstanding and exercisable represents the total pre-tax amount, net of the exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the closing stock price of $0.35 on December 31, 2015, which was the last trading day of the year. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $0, $435,000 and $385,000, respectively. The total cash received by the Company as a result of stock option exercises during 2015, 2014 and 2013 was $0, $0.9 million and $1.1 million, respectively. The weighted-average grant date fair values of options granted during the years ended December 31, 2015, 2014 and 2013 were $1.51, $4.00 and $7.28, respectively.

Non-Vested ("Restricted") Stock Awards with Service Conditions

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.1 million and $0.3 million, respectively. The following table summarizes unvested restricted share activity during the year ended December 31, 2015:

	Shares	Weighted average grant date fair value
Outstanding at January 1	744,514	$3.65
Vested	(71,211)	2.72
Granted	253,403	2.32
Forfeited	(500,000)	4.00

Outstanding at December 31	426,706	$2.61

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        For the years ended December 31, 2015, 2014 and 2013, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.72%	1.88%	1.20%
Expected life in years	6.25 years	6.25 years	6.25 years
Volatility	84%	104%	102%
Expected dividend yield	—	—	—

        Stock-based compensation expense during the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Stock-based compensation expense by type of award:
Employee stock options	$4,060	$7,076	$5,757
Restricted stock	240	355	273

Total stock-based compensation expense	$4,300	$7,431	$6,030

Effect of stock-based compensation expense by line item:
Research and development	$2,530	$4,412	$3,220
General and administrative	1,770	3,019	2,810

Total stock-based compensation expense included in net loss	$4,300	$7,431	$6,030

        Unrecognized stock-based compensation expense as of December 31, 2015 was as follows (dollars in thousands):

	Unrecognized stock compensation expense as of December 31, 2015	Weighted average remaining period (in years)
Employee stock options	$6,087	2.98
Restricted stock	893	1.93

Total	$6,980	2.84

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

7) Other Accrued Liabilities

        Other accrued liabilities as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
	(in thousands)
Compensation and benefits	$3,072	$3,852
Professional fees	867	1,285
Other	1,037	1,040

	$4,976	$6,177

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

License Arrangement

        In May 2014, the Company entered into a license arrangement for its CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada. PRCL plans to develop one of the two lead candidates licensed from the Company to proof-of-concept. Synta was recently informed that PRCL had selected one of these candidates to move forward into IND enabling studies. Synta was granted a minority interest in PRCL in exchange for its contribution of know-how and intellectual property and a seat on PRCL's Board of Directors. Synta is not required to provide any research funding or capital contributions to PRCL, and is not required to perform any research activities related to these candidates. Synta is reimbursed by PRCL for any ongoing intellectual property management costs in connection with the contributed intellectual property. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(9) Term Loans

General Electric Capital Corporation

        In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. This amendment was accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. In January 2014, the Company began making 30 equal monthly payments of principal plus accrued interest on the outstanding balance. During the period from July 2012 through March 2013, the Company made nine equal monthly payments of principal under the GECC Term Loan. For the periods from April 2013 through December 2013 and prior to July 2012 the Company made interest-only payments. As of December 31, 2015, in accordance with the GECC Term Loan, $4.5 million in remaining principal payments is scheduled to be paid by June 2016.

        The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the Company is obligated to pay an exit fee of $788,000 at the time of the final principal payment which is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the years ended December 31, 2015, 2014 and 2013, the Company recognized GECC Term Loan interest expense of $1.1 million, $2.1 million and $2.5 million, respectively, of which $0.2 million, $0.4 million and $0.6 million, respectively, was in connection with these transaction and exit fees and expenses. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

paid in April 2014. The Company continues to make equal monthly payments of principal plus accrued interest on the $0.6 million in additional equipment financing. As of December 31, 2015, in accordance with the Oxford Term Loan, $107,000 in remaining principal payments is scheduled to be paid by July 2016.

        The Company recognized approximately $42,000, $59,000 and $127,000 in interest expense in the years ended December 31, 2015, 2014 and 2013, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being expensed over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

(10) Restructurings—November 2015 and February 2016

        In October 2015, the Company announced its decision to terminate for futility its Phase 3 GALAXY-2 trial of ganetespib and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on a review of a pre-planned interim analysis, the study's Independent Data Monitoring Committee concluded that the addition of ganetespib to docetaxel is unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to docetaxel alone.

        In November 2015, following the termination of the GALAXY-2 trial, the Company committed to a restructuring that consisted primarily of a workforce reduction of 45 positions, to a total of 33 positions, to better align its workforce to its revised operating plan. The restructuring was substantially completed during the fourth quarter of 2015. Cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, were approximately $2.6 million of which approximately $1.3 million was paid during the fourth quarter of 2015. As of December 31, 2015, approximately $1.3 million was accrued in remaining restructuring-related payments, including $1.2 million and $0.1 million that is expected to be paid in the first and second quarters of 2016, respectively.

        In February 2016, in order to conserve cash while the Company continues to evaluate its strategies to maximize value for stockholders, the Company committed to an additional restructuring that consisted primarily of a workforce reduction of 23 positions, including 19 research and development

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(10) Restructurings—November 2015 and February 2016 (Continued)

positions, to a total of 10 positions. The Company estimates its cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, will be approximately $1.5 million. The Company expects the restructuring to be substantially completed in the first quarter of 2016 and the majority of the related cash payments to be paid during the first half of 2016. Employees directly affected by the restructuring have received notification and will be provided with severance payments.

        As a result of the restructuring in February 2016, the Company estimates it may incur an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures due to the fact that these assets may no longer be utilized. At this time, the Company is unable to estimate the amount of impairment costs as it is in the process of evaluating its facilities and equipment needs.

(11) Income Taxes

        Differences between the actual tax provision (benefit) and the tax provision (benefit) computed using the United States federal income tax rate is as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Benefit at statutory rate	$(23,348)	$(29,293)	$(30,665)
State taxes, net of federal benefit	(2,569)	(3,342)	(3,735)
State net operating loss expiration	1,210	—	661
Stock-based compensation	1,229	1,094	1,118
Tax credits	(1,282)	(1,720)	(2,462)
Foreign rate differential	5,099	6,243	5,252
Other	96	101	(47)
Increase in valuation allowance	19,565	26,917	29,878

Income tax provision (benefit)	$—	$—	$—

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        The effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, respectively, are presented below:

	2015	2014
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$213,004	$194,091
Federal and state research and development credits	22,520	21,401
Depreciation and amortization	2,321	2,423
Deferred compensation	7,884	7,643
Other	821	1,427

Deferred tax assets	246,550	226,985
Less valuation allowance	(246,550)	(226,985)

Net deferred tax assets	$—	$—

        The total valuation allowance increased by approximately $19.6 million, $26.9 million and $29.9 million in the years ended December 31, 2015, 2014 and 2013, respectively.

        The Company has established valuation allowances against its deferred tax assets because management believes that, after considering all of the available objective evidence, both historical and prospective, the realization of the deferred tax assets does not meet the "more likely than not" criteria. The Company evaluates the need for a valuation allowance on a quarterly basis.

        For tax years through 2015 the Company performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Internal Revenue Code that would limit its ability to utilize certain net operating loss and tax credit carryforwards. The Company determined that it experienced an ownership change, as defined by Section 382, in connection with its acquisition of Principia Associates, Inc. on September 20, 2002, but did not experience a change in ownership upon the effectiveness of the Company's IPO, or any other equity offerings to date. As a result, the utilization of the Company's federal tax net operating loss carryforwards generated prior to the ownership change is limited. As of December 31, 2015, the Company has net operating loss carryforwards for U.S. federal tax purposes of approximately $578.1 million, after excluding net operating losses that have expired unused as a result of Section 382 limitations, with the remainder expiring in varying amounts through 2035 unless utilized. At December 31, 2015, the Company has state net operating loss carryforwards of approximately $321.9 million, which will expire through 2035 unless utilized. The net operating loss carryforwards include approximately $1.4 million of deductions related to the exercise of common stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The utilization of these net operating loss carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

        At December 31, 2015, the Company had approximately $17.8 million and $7.2 million, respectively, in federal and state research and development credits. Unless utilized, the federal credits will expire from 2016 through 2030, state research credits will expire from 2019 through 2030.

        The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2012 through 2015. Carryforward tax

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        The Company does not consider any of its tax positions to be uncertain and accordingly there are no tax reserves for the years ended December 31, 2015, 2014 and 2013. The Company will recognize interest expense and penalties related to uncertain tax positions in income tax expense. The Company has not, as yet, conducted a study of its domestic research and development credit carryforwards. This study may result in an increase or decrease to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations and comprehensive loss or cash flows if an adjustment were required.

(12) Commitments and Contingencies

Leases

        The Company leases its three research and office facilities under three non-cancelable and renewable operating leases with terms expiring in the fourth quarter of 2016. These lease agreements include customary provisions for rent increases, escalations for operating costs and renewals. As a result of the restructurings in November 2015 and in February 2016, and related events, the Company is evaluating possible early lease terminations for one or more of its office locations. The Company also leases equipment under various other non-cancellable operating leases. The Company recognizes rent expense on a straight-line basis over the non-cancelable term of the lease.

        Future minimum payments, excluding operating costs and taxes, under the Company's capital and non-cancellable operating leases are approximately as follows (in thousands):

	Operating leases	Capital leases
Years ending December 31,
2016	$1,995	$44
2017	25	—

Total minimum payments	$2,020	44

Less: amount representing interest		(1)

Present value of minimum payments		43
Less current portions of obligations		(43)

Long term obligation		$—

        Rent expense under operating leases was approximately $2.4 million, $2.3 million and $2.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

(13) Related Party Transactions

        In April 2015, the Company sold an aggregate of 7,257,142 shares of common stock to certain of the Company's directors and their affiliates, including its largest stockholder, at a purchase price of $1.75 per share in a public offering (see Note 5).

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

SYNTA PHARMACEUTICALS CORP.

Notes to Consolidated Financial Statements (Continued)

(13) Related Party Transactions (Continued)

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

        In April 2006, the Company began matching participants' contributions up to 50% of the first 6% of the employee's salary. The match is subject to a three-year equally graded vesting schedule and any forfeitures will be applied to reduce the Company's contributions. Company contributions for the years ended December 31, 2015, 2014 and 2013 were approximately $314,000, $359,000 and $413,000, respectively, subject to forfeitures.

(15) Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2015 and 2014:

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except shares and per share data)
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	16,182	16,377	14,413	7,246
General and administrative	4,150	3,127	2,981	3,134

Total operating expenses	20,332	19,504	17,394	10,380

Loss from operations	(20,332)	(19,504)	(17,394)	(10,380)
Interest expense, net	(375)	(296)	(234)	(156)

Net loss	$(20,707)	$(19,800)	$(17,628)	$(10,536)

Basic and diluted net loss per common share	$(0.19)	$(0.15)	$(0.13)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	108,376,264	132,295,909	135,971,551	137,336,309

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

(16) Subsequent Event—Elesclomol (Mitochondria-Targeting Agent)

        In January 2016, the Company entered into an asset purchase agreement with another party to further develop its drug candidate, elesclomol. The Company will no longer be performing research activities on this drug candidate and, as part of the arrangement, the Company will receive a minority interest and Board representation in the other party, payments based on achievement of certain development milestones and product royalties upon commercialization.