Form 10-K/A
period 2015-12-31
SYNTA PHARMACEUTICALS CORP
filed 2016-04-29
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33277

SYNTA PHARMACEUTICALS CORP.

(Name of Registrant in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3508648 (I.R.S. Employer Identification No.)

45 Hartwell Avenue Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)

Registrant’s Telephone Number: (781) 274-8200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 30, 2015, the last business day of the registrant’s most recently completed second quarter was $205,260,638.

As of April 25, 2016 there were 137,806,441 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Synta Pharmaceuticals Corp. (the “Registrant”) for the year ended December 31, 2015 as filed on March 15, 2016 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.  No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., those events occurring after March 15, 2016) or modify or update those disclosures that may be affected by subsequent events, other than certain disclosures in Part III that relate to the Registrant’s announcement on April 14, 2016 that it had entered into a definitive Merger Agreement with Madrigal Pharmaceuticals, Inc. See Current Report on Form 8-K filed on April 14, 2016. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “likely,” “outlook,” or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 1A “Risk Factors” in the Original Form 10-K, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Amendment is as of the date of filing this Amendment and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

SYNTA PHARMACEUTICALS, CORP.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2015

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors and Executive Officers

Our restated certificate of incorporation and restated bylaws provide that our business is to be managed by or under the direction of our Board of Directors.  Our Board of Directors is divided into three classes for purposes of election.  One class is elected at each Annual Meeting of Stockholders to serve for a three-year term.  Our Board of Directors, which currently consists of seven members, is classified into three classes as follows:

•                                          the Class I directors are Chen Schor, Donald W. Kufe, M.D. and William S. Reardon, C.P.A., and their terms will expire at the 2017 Annual Meeting of Stockholders;

•                                          the Class II directors are Keith R. Gollust, Scott Morenstein and Robert N. Wilson, and their terms will expire at the 2018 Annual Meeting of Stockholders; and

•                                          the Class III director is Bruce Kovner and his term will expire at the 2016 Annual Meeting of Stockholders.

Set forth below are the names and certain biographical information about our directors and executive officers.  Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each director listed below should serve as a director is set forth below.

Name	Age	Position
Keith R. Gollust (1)(2)(3)	70	Chairman of the Board of Directors
Chen Schor	43	President and Chief Executive Officer, Director
Bruce Kovner (2)(3)	71	Director
Donald W. Kufe, M.D.(3)	71	Director
Scott Morenstein (1)	40	Director
William S. Reardon, C.P.A. (1)	69	Director
Robert N. Wilson (1)(2)	75	Director
Marc Schneebaum	61	Senior Vice President, Chief Financial Officer
Wendy E. Rieder, Esq.	48	Senior Vice President, General Counsel

(1)                     Member of our Audit Committee.

(2)                     Member of our Compensation Committee.

(3)                     Member of our Nominating and Governance Committee.

In addition to the information presented below regarding each of our director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Synta and our Board.

Keith R. Gollust has been a member of our Board of Directors since July 2002 and has been our Chairman since September 2002.  Mr. Gollust is a private investor and President of Gollust Management, Inc., the general partner of Wyandanch Partners, an investment partnership.  In the past, Mr. Gollust has served as a director of numerous public and private companies.  Mr. Gollust currently serves as a director of Script Relief, LLC, a discount prescription drug company.  He also is a member of the Board of Trustees of The Julliard School.  Mr. Gollust received a B.A. from Princeton University and an MSIA from Carnegie Mellon University.  Our Board of Directors has concluded that Mr. Gollust should serve as a director as of the date of this Amendment based on his past service on the Board of Directors of four other publicly traded companies and his experience as managing general partner of various investment partnerships which gave him responsibility for investing over $1 billion as a fiduciary.

Chen Schor joined us as our Executive Vice President and Chief Operating Officer in December 2014 and was appointed as our President and Chief Executive Officer and as a director in May 2015. Mr. Schor has over 15 years of leadership experience in biotechnology, medical devices, business development and private equity and has led licensing and mergers and acquisitions transactions with GSK, Amgen, Pfizer, Merck KGaA, OncoGeneX and other companies. Prior to joining us, from October 2012 to December 2014, Mr. Schor served as President and Chief Executive Officer of Novalere FP, Inc., a pre-commercial stage allergy therapeutics company. From September 2011 to October 2012, Mr. Schor served as Chief Business Officer of Eleven Biotherapeutics, an emerging therapeutics company.  From March 2009 until September 2011, Mr. Schor served as Vice President of Business Development, global branded products at Teva Pharmaceuticals, Inc. Prior to joining Teva, Mr. Schor was Chief Business Officer at Epix Pharmaceuticals, Inc. (formerly known as Predix Pharmaceuticals Inc.) from December 2003 until March 2009. Prior to joining Epix, Mr. Schor was a Partner at Yozma Venture Capital from September 1998 until December 2003, managing the fund’s investments in biotechnology and medical device companies. Mr. Schor currently sits on the board of Novalere FP Inc., Quiet Therapeutics Ltd., Brainstorm Cell Therapeutics Inc., a public biotechnology company, Otic Pharma Ltd. and Cerapedics, Inc.  Mr. Schor earned his Master in Business Administration from Tel Aviv University, Undergraduate Degree in Biology from Tel Aviv University and B.A. in Economics from Haifa University.  Mr. Schor is also a Certified Public Accountant.

Bruce Kovner has been a member of our Board of Directors since July 2002.  In 1983, Mr. Kovner founded Caxton Corporation, a diversified trading company and manager of client funds active in currency, interest rate, commodity and equity markets, and has acted as its Chairman since its inception.  He is also the former Chairman of Caxton Associates LP, from which he retired in December 2011.  He is now Chairman of CAM Capital, LLC, which he established in January 2012 to manage his investment trading and business activities.  Prior to the formation of Caxton, Mr. Kovner served as a Vice President of Commodities Corporation, a private commodities trading company since acquired by Goldman Sachs.  Mr. Kovner is Chairman of the Board of Trustees of The Juilliard School, and Vice Chairman of the Board of Directors of Lincoln Center for the Performing Arts.  He also serves on the Board of the American Enterprise Institute, and the Institute for Advanced Study, and is a Managing Director of the Metropolitan Opera.  Mr. Kovner received his B.A. from Harvard College in 1966.  He continued his studies at the John F. Kennedy School of Government until 1970.  Our Board of Directors has concluded that Mr. Kovner should serve as a director as of the date of this Amendment because, during his time as Chairman of Caxton Associates LP, Mr. Kovner gained extensive knowledge and experience regarding domestic and international capital markets.  His financial expertise and many years of international investing experience provide additional insight to our Board.

Donald W. Kufe, M.D. was appointed to our Board of Directors in September 2010.  Dr. Kufe is a Professor of Medicine, Dana-Farber Cancer Institute and Harvard Medical School Department.  Dr. Kufe received his M.D. from the University of Rochester School of Medicine.  After a clinical fellowship in medical oncology at Dana-Farber Cancer Institute, he joined the staff in 1979.  He has served as chief of the Division of Cancer Pharmacology, deputy director of the Dana-Farber/Harvard Cancer Center, director of the Harvard Phase I Oncology Group and leader of the Experimental Therapeutics Program.  He is an editor of the textbook “Cancer Medicine.” Dr. Kufe is the recipient of the Richard P. and Claire W. Morse Scientific Award, DFCI, the Scholar Award, Burroughs-Wellcome and the Faculty Research Award, American Cancer Society.  Dr. Kufe currently sits on the Board of Directors of Genus Oncology, LLC and Linus Pharmaceuticals, Inc., and from December 2003 to July 2009, he served as a director of Adherex Technologies Inc., a publicly traded biopharmaceutical company.  The Board of Directors has concluded that Dr. Kufe should serve as a director as of the date of this Amendment based on his more than thirty years of experience in the preclinical and clinical development of anticancer agents.

Scott Morenstein has been a member of our Board of Directors since November 2015.  Since November 2013 he has served as a Managing Director of CAM Capital, LLC.  From January 2012 to November 2013, he served as Managing Director of Valence Life Sciences, a life sciences venture firm. From August 2007 through December 2011 he served as Principal of Caxton Advantage Venture Partners.  Mr. Morenstein serves on the board of directors of Celator Pharmaceuticals (Nasdaq: CPXX) and Velicept Therapeutics, Inc., a privately held clinical development company. Mr. Morenstein previously served on the board of directors of Gemin X Pharmaceuticals, Inc., a private oncology focused biopharmaceutical company which was acquired by Cephalon, Inc. (now a part of Teva Pharmaceuticals) in 2011.  Mr. Morenstein received a B.A. from the University of Pennsylvania with a degree in the Biological Basis of Behavior with a concentration in the Physiology of Neural Systems and an M.B.A. from Harvard Business School. The Board of Directors has concluded that Mr. Morenstein should serve as a director as of the date of this Amendment based on his significant experience with life science companies as well as experience on other publicly traded company boards of directors and board committees.

William S. Reardon, C.P.A. has been a member of our Board of Directors since August 2004.  Until his retirement in 2002 from PricewaterhouseCoopers LLP, an international accounting firm, where he was employed from June 1973 to July 2002, Mr. Reardon was a business assurance (audit) partner at the firm’s Boston office and leader of its life sciences industry practice for New England and the eastern United States.  From 1998 to 2000, Mr. Reardon served on the board of the emerging companies section of the Biotechnology Industry Organization.  He also served on the board of the Massachusetts

Biotechnology Council from 2000 until his retirement in 2002.  Mr. Reardon is currently a member of the Board of Directors and the chairman of the audit committee of Idera Pharmaceuticals, Inc., a publicly traded pharmaceutical company.  In April 2010, Mr. Reardon joined the Board of Trustees of Tekla Life Sciences Investors (formerly H&Q Life Sciences Investors) and Tekla Healthcare Investors (formerly H&Q Healthcare Investors), two closed-end publicly held mutual funds.  In June 2014 and June 2015 Mr. Reardon assumed Board of Trustees positions at Tekla Healthcare Opportunities Fund and Tekla World Healthcare Fund, respectively, two new closed-end publicly held mutual funds.  Mr. Reardon received both his undergraduate degree in East Asian history and his M.B.A. from Harvard University.  Our Board of Directors has concluded that Mr. Reardon should serve as a director as of the date of this Amendment because of his extensive expertise in accounting and financial matters and his experience in analyzing and evaluating financial statements as a former auditor, in particular in the biopharmaceutical industry.  His experience on other publicly traded company boards of directors and audit committees provides a considerable benefit to our Audit Committee and to our Board.

Robert N. Wilson has been a member of our Board of Directors since June 2003.  Mr. Wilson is Chairman of MEVION Medical Systems (formerly Still River Systems), a medical device company.  Prior to his association with MEVION, Mr. Wilson was Chairman of Caxton Health Holdings, LLC, from 2004 through 2007 and was Vice Chairman of the Board of Directors of Johnson & Johnson, a manufacturer of healthcare products, from 1989 until 2003.  Mr. Wilson had joined Johnson & Johnson in 1964.  Mr. Wilson is also a director of Hess Corporation, a publicly traded integrated oil and gas company and Charles Schwab Corporation, a publicly traded financial services company.  He previously served on the Board of Directors of Vivus, Inc., a publicly traded biopharmaceutical company.  Our Board of Directors has concluded that Mr. Wilson should serve as a director as of the date of this Amendment because of the knowledge and extensive experience in the pharmaceutical industry that he brings to the Board, as well as his managerial, marketing, financial and international experience.  In addition, Mr. Wilson’s significant experience on other publicly traded company boards of directors and board committees provides him with an understanding of current corporate governance practices and trends, and compensation matters that provides value to our Board.

Marc Schneebaum joined us as our Senior Vice President and Chief Financial Officer in December 2014. Mr. Schneebaum has over 25 years of experience in the biotechnology and healthcare sector.  Prior to joining us, Mr. Schneebaum served as a consultant in the healthcare industry. From 2011 to 2013, Mr. Schneebaum served as President, Chief Executive Officer and a director of Predictive BioSciences, Inc., a commercial stage cancer diagnostics company. From 1997 to 2010, he served as President, Chief Executive Officer, and a director of Sensors for Medicine and Science, Inc., an emerging medical technology company. From 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and Chief Financial Officer of Genetic Therapy, Inc., a biotechnology company (acquired by Sandoz/Novartis). From 1987 to 1991, Mr. Schneebaum was a Vice President at Alex Brown & Sons Incorporated, a leading investment banking firm (now part of Deutsche Bank), where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to Senior Manager in the management consulting group. Mr. Schneebaum has served as a director of GenVec, Inc., a publicly traded biopharmaceutical company, since 2007. Mr. Schneebaum earned his B.S. in Business Administration, Accounting from the University of Maryland.

Wendy E. Rieder, Esq. joined us as our Vice President, Intellectual Property and Legal Affairs, in December 2002 and was appointed General Counsel in 2006 and Senior Vice President in March 2015.  In August 1998, Ms. Rieder co-founded Microbiotix, Inc., a privately held biotechnology company developing small-molecule anti-infectives, and served as its Chief Operating Officer and Vice President, Business Development and Intellectual Property from January 2000 to December 2002.  From August 1997 to December 1999, Ms. Rieder served as the Vice President, Business Development and Intellectual Property at LipoGenics, Inc., a subsidiary of a publicly traded biopharmaceutical company.  Ms. Rieder was a patent attorney at Boehringer Ingelheim Pharmaceuticals, a U.S. affiliate of Boehringer Ingelheim GmbH, a global pharmaceutical company, from August 1995 to July 1997, and a patent agent at Fish & Neave LLP from January 1991 to July 1995.  Ms. Rieder received an M.A. in organic chemistry from Columbia University and a J.D. from Fordham Law School.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the year ended December 31, 2015 were filed on a timely basis.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our directors and employees, including our chief executive officer and chief financial and accounting officer.  The text of the code of conduct and ethics is posted on the “Investors - Corporate Governance” section of our website at www.syntapharma.com.  Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Experts

Our Audit Committee is composed of Messrs. Reardon (chairman), Gollust, Morenstein and Wilson, and met seven times during fiscal year 2015.  All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees.  Our Board of Directors has determined that Mr. Reardon is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term.

Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to:

•                                          approve and retain the independent auditors to conduct the annual audit of our books and records;

•                                          review the proposed scope and results of the audit;

•                                          review and pre-approve the independent auditor’s audit and non-audit services rendered;

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

•                                          oversee internal audit functions, if any; and

•                                          prepare the report of the Audit Committee that the rules of the SEC require to be included in our Annual Meeting proxy statement.

A copy of the Audit Committee’s written charter is publicly available through the “Investors—Corporate Governance” section of our website at www.syntapharma.com.

Compensation Committee Interlocks and Insider Participation

During 2015, our Compensation Committee was composed of Dr. Friedman and Messrs. Wilson (chair), Gollust and Kovner.  No member of our Compensation Committee has at any time been an employee of ours.  None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis, or CD&A, explains Synta’s executive compensation program as it relates to the following “named executive officers” whose compensation information is presented in the tables following this discussion in accordance with SEC rules:

Name	Position
Chen Schor	President and Chief Executive Officer
Anne C. Whitaker	Former President and Chief Executive Officer
Marc R. Schneebaum	Senior Vice President, Chief Financial Officer
Wendy E. Rieder	Senior Vice President, General Counsel
Vojo Vukovic, M.D. Ph.D.	Former Senior Vice President, Chief Medical Officer
Arthur J. McMahon	Former Senior Vice President, Human Resources

Leadership Changes: During 2015, we experienced a number of changes in our leadership team.

Chief Executive Officer.  On April 22, 2015, Anne Whitaker notified our Board of Directors that she was resigning as our President and Chief Executive Officer and as a member of our Board of Directors, effective as of May 7, 2015. In connection with Ms. Whitaker’s resignation, on April 23, 2015, the Board of Directors (i) appointed Chen Schor, our Executive Vice President and Chief Operating Officer at that time, as President and Chief Executive Officer, effective as of May 7, 2015 and (ii) appointed Mr. Schor as a Class I director with a term expiring at the annual meeting of stockholders to be held in 2017, effective as of May 7, 2015, to fill the vacancy created by Anne Whitaker’s resignation.

Other Executives. On April 13, 2015, Mr. McMahon resigned effective June 30, 2015 and received severance, the terms of which are described under the section “Severance Agreement with Mr. McMahon.” Mr. Schneebaum assumed Mr. McMahon’s human resources responsibilities as Mr. McMahon’s position was not replaced. On November 3, 2015, Dr. Vukovic left the Company in connection with the corporate restructuring and workforce reduction in November 2015 and received severance, the terms of which are described under the section “Severance Agreement with Dr. Vukovic.”

Business Changes.  In October 2015, we announced the decision to terminate the Phase 3 GALAXY-2 trial of our novel heat shock protein 90 (Hsp90) inhibitor, ganetespib, in combination with docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. The termination of this clinical trial, associated restructurings and review of our strategy drove certain fundamental changes in how we approached compensation in the last quarter of 2015 and is described in more detail below.

The compensation of our named executive officers for 2015 is based on and reflective of the performance of the Company and the individual executives. Another key 2015 compensation objective was to retain certain key employees and executives in light of the termination of our Phase 3 GALAXY-2 trial and the Company’s restructurings and workforce reductions in November 2015 and February 2016. These compensation arrangements were consistent with our historically defined executive compensation objectives:

•                  To attract, retain and motivate the best possible executive talent to develop, grow and establish our business by offering competitive compensation opportunities;

•                  To align executive officer compensation with the achievement of our short- and long-term research, clinical, regulatory, and operational strategies and objectives; and

•                  To align our executive officers’ interests with that of our stockholders by delivering a significant portion of their compensation in the form of equity-based awards that vest over multiple years.

The following discussion and analysis describes our approach to executive compensation including market benchmarking, factors used to set pay levels, pay-for-performance management, the compensation elements we use in our executive compensation program, compensation actions related to 2015 performance and post-2015 compensation actions. It also describes special compensation actions taken during the year related to the termination of our Phase 3 GALAXY-2 trial and the November 2015 and February 2016 restructurings.

Market Benchmarks and Competitive Analysis

In 2015, as in previous years, the Compensation Committee engaged W.T. Haigh & Company, Inc., or W.T. Haigh, as its independent compensation consultant. W.T. Haigh is a compensation consulting firm with experience in evaluating public biopharmaceutical companies that has helped us collect and analyze data and to compare all components of our compensation program to the practices of peer companies, as well as data from companies represented in compensation survey data for national and regional companies in the biopharmaceutical industry.  Specifically, we reviewed the data obtained from Radford Biotechnology Surveys prepared by AON Consulting, Inc., generally relating to companies of similar size as us, which we use in certain instances to validate data from the peer companies (the “Radford Data”).  Each year, we, together with W.T. Haigh, develop an updated list of peer companies based on several characteristics, including being publicly traded and operating in our industry with a similar market capitalization and reported research and development expenses, as well as being of generally comparable size, scientific focus, stage of development and geographic location to us. The peer companies used for 2015 executive compensation benchmarking consisted of the following companies (companies included in 2014 peer group are denoted with an asterisk):

Achillion Pharmaceuticals*	Cytokinetics*	Oncomed
Agenus, Inc*	Dynavax*	Peregrine Pharmaceuticals*
Amicus*	Exelixis*	Progenics Pharmaceutical*
Arqule*	Genocea Biosciences	Regulus Therapeutics
Array Biopharma*	Idera Pharmaceuticals	Rigel Pharmaceuticals*
Chemocentryx*	Immunomedics*	Sangamo Biosciences*
CTI Biopharma*	Infinity Pharmaceuticals*	Sarepta Therapeutics*
Curis, Inc.	Inovio Pharmaceuticals	Threshold Pharmaceuticals

At the time of the peer review, 2014 peer companies Celldex Therapeutics, Clovis Oncology, Neurocrine Biosciences, Novavax, Inc. and Tesaro, Inc. were excluded because their market capitalization was above the targeted range of $150 million to $750 million. Vical, Inc. was excluded because its market capitalization was well below the targeted range. Merrimack Pharmaceuticals was excluded based on revenues greater than $100 million at the time of the review.

Determining Compensation Opportunity

One of our key compensation objectives is to offer competitive compensation opportunities. Our approach is intended to bring base salary, target annual performance-based cash incentives and total compensation in line with approximately the fiftieth percentile of the peer companies and companies in the Radford Data, consistent with our overall performance.

To determine each component of an executive’s initial compensation package, we consider numerous factors, including:

•                                          the individual’s particular background and circumstances, including training and prior relevant work experience;

•                                          the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•                                          the demand for individuals with the individual’s specific expertise and experience at the time of hire;

•                                          performance goals and other expectations for the position;

•                                          comparison to other executives within our company having similar levels of expertise and experience; and

•                                          uniqueness of industry skills.

Annual Goal-Setting Process and Performance Management

The Compensation Committee has implemented an annual performance management program, under which annual performance goals are determined and set forth in writing at the beginning of each calendar year for the corporation as a whole, each corporate department, and each individual employee.  Annual corporate goals are proposed by management and approved by the Board of Directors during the first calendar quarter of each fiscal year.  These corporate goals target the achievement of specific research, clinical, regulatory, and operational milestones.  The Chief Executive Officer’s proposed goals are closely tied to the annual corporate goals and are approved by the Compensation Committee of the Board of Directors.  Annual department and individual goals focus on contributions which facilitate the achievement of specific corporate goals and are set during the first quarter of each calendar year.  Department goals are proposed by each department head and approved by the Chief Executive Officer.  Individual goals are proposed by each employee and approved by his or her direct supervisor.  The Chief Executive Officer approves the goals proposed by our other executive officers. Annual salary increases, annual bonuses, and annual stock option awards granted to our employees are tied to the achievement of the corporate and department goals, and each individual’s contribution to the achievement of specific corporate goals.  We may perform an interim assessment of the written goals to report progress against the previously established goals and to make any adjustments to the goals for the remainder of the year based on changing circumstances.  For instance, in 2015, we revised all of our corporate objectives following the termination of the Phase 3 GALAXY-2 trial.  See “—Direct Compensation Components — Annual Bonus” below.  Notwithstanding the above, all compensation decisions for employees at every level, including our Chief Executive Officer and other executive officers, are made in the sole discretion of either the Board of Directors, based on the recommendation of the Compensation Committee with respect to the compensation of our executive officers, or the Compensation Committee.

Typically, during the first calendar quarter of each fiscal year, individual, department, and corporate performance are evaluated against the written goals for the recently completed year.  For executive officers other than the Chief Executive Officer, the Chief Executive Officer makes a recommendation based on each executive officer’s self-assessment to the Compensation Committee for annual employee salary increases, annual stock option awards, and bonuses, if any, which is then reviewed and approved, altered or rejected by the Compensation Committee in its sole discretion.  In the case of the Chief Executive Officer, his or her self-assessment is presented to the Compensation Committee which then conducts his or her individual performance evaluation and determines his or her compensation changes and awards, if any.

For 2015, however, the goals for all employees were aligned with the achievement of our corporate goals.  See “—2015 Cash-Based Employee Retention and Incentive Bonus Plan” below.  This approach was taken in order to recognize the significance to the Company’s business of: the GALAXY-2 clinical program; the progress of the Company’s STA-12-8666 product development program; and the need to retain key employees after the Company’s restructuring in February 2015.

Direct Compensation Components

The components of our direct compensation package are as follows:

Element	Fixed or Variable	Targeted Position vs. Market (Radford Data)	Compensation Objective
Base Salary	Fixed	50th percentile	To attract and retain executives by offering fixed compensation that is competitive with market opportunities and that recognizes each executive’s position, role, responsibility and experience.

Annual Incentive Bonus	Variable	50th percentile	To motivate and reward the achievement of our key annual performance objectives.
Equity Awards	Variable	50th percentile

To align our executives’ interests with the interests of stockholders and to promote the long-term retention of our executives and all employees through equity-based compensation in the form of stock options and/or restricted stock.

Base Salary

Base salaries are reviewed annually as part of our performance management program and increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.  An executive’s base salary is also evaluated together with other components of the executive’s compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. If necessary, we also realign base salaries with market levels for the same positions in the Radford Data if we identify significant market changes in our data analysis.

In March 2015, the Compensation Committee reviewed base salaries and approved annual base salary increases for certain of our named executive officers effective March 1, 2015. In June 2015, the Compensation Committee approved base salary increases for Messrs. Schor and Schneebaum, effective June 16, 2015, in connection with Mr. Schor’s appointment as President and Chief Executive Officer and Mr. Schneebaum’s assumption of additional responsibilities.

Set forth below is a table describing the base salaries for all of our named executive officers.

Name	2014 Base Salary	2015 Base Salary as of 3/1/2015	Percent Increase	2015 Base Salary as of 6/16/2015	Percent Increase
Anne Whitaker	$550,000	$550,000	—%	n/a	n/a
Chen Schor	$425,000	$425,000	—%	$510,000	20.0%
Marc R. Schneebaum	$325,000	$325,000	—%	$365,000	12.3%
Wendy E. Rieder, Esq.	$288,000	$306,000	6.3%	$306,000	—%
Vojo Vukovic, M.D., Ph.D.	$380,000	$391,500	3.0%	$391,500	—%
Arthur J. McMahon	$278,000	$286,500	3.1%	$286,500	—%

Ms. Whitaker, Messrs. Schor and Schneebaum all joined the Company after September 1, 2014 and were not eligible for an annual salary increase on March 2, 2015.  The amount of the salary increases on March 2, 2015 for Ms. Rieder, Dr. Vukovic and Mr. McMahon were determined, in part, based on market data reviewed by the Compensation Committee and were approved in order to align each of our executives’ base salaries with the Radford and peer company data.

Annual Bonus

The Compensation Committee has established annual performance-based target bonus percentages for all employees based on their position at the company in amounts ranging from 5%-60% of their base salaries.  For our named executive officers specifically, the target bonus percentages are 30% for Vice Presidents, 40% for Senior Vice Presidents, 50% for Executive Vice President and 60% for our current and former Chief Executive Officers.

In its sole discretion, the Compensation Committee may award bonuses above or below these targeted amounts on a case-by-case basis based on its review of company and individual performance. The Compensation Committee may elect to structure the bonus in cash, equity or a combination of both cash and equity, with the equity portion vesting immediately or at a later date. The Compensation Committee may, in its discretion, decide to not award bonus payments at all, notwithstanding the achievement of particular goals or individual contributions.

2015 Cash-Based Employee Retention and Incentive Bonus Plan

On March 2, 2015, the Compensation Committee approved a Cash-Based Employee Retention and Incentive Bonus Plan (the “Plan”) applicable to all employees, including our named executive officers. Employees at the Senior Vice President level and above, including our named executive officers, were not eligible to receive the retention portion of the bonus and were only eligible to receive the incentive portion of the bonus. The incentive portion of the bonus amounts was based upon the achievement of three separate corporate goals relating to our product development pipeline as set by the Compensation Committee.

The three separate corporate goals for our 2015 fiscal year, were to:

•                                          complete the enrollment of our GALAXY-2 trial, as defined;

•                                          achieve a successful outcome of the GALAXY-2 interim trial, as defined; and,

•                                          submit an investigational new drug application (IND) filing for STA-12-8666, as defined.

The retention bonus and incentive bonus amounts to be paid ranged from 100% to 300% of each employee’s annual target bonus, except that the total bonus amount to all employees at the level of Vice President and above, including our named executive officers, was capped at 200% of their annual target bonus.

The retention bonus and incentive bonus payments under the Plan were to be paid in cash, subsequent to the certification of the achievement of the goals by the Compensation Committee, with such certification to be finalized and amounts to be paid no later than March 15, 2016.  For an employee, including a named executive officer, to be eligible to receive payment, the employee must have been employed by us on the date of payment, except that if such employee was terminated by us without cause prior to the date of payment, he or she was still eligible to receive payment of the retention portion of the bonus and, to the extent that any of the goals had been achieved as of the date of termination, the incentive portion of the bonus for the goals achieved.

The maximum potential incentive bonus payment for our named executive officers is set forth below and was equal to two times their annual target bonus amount:

Name	Maximum Incentive Payment Upon Achievement of Goals (1)
Chen Schor President and Chief Executive Officer	120%
Anne Whitaker (2) Former President and Chief Executive Officer	—
Marc R. Schneebaum Senior Vice President, Chief Financial Officer	80%
Wendy Rieder Senior Vice President, General Counsel	80%
Vojo Vukovic (2) Former Senior Vice President, Chief Medical Officer	—
Arthur McMahon (2) Former Senior Vice President, Human Resources	—

(1)          Represents percentage of the named executive officer’s base salary as of December 31, 2015.

(2)          Ms. Whitaker and Messrs. Vukovic and McMahon left the Company prior to December 31, 2015.

In October 2015, we announced the decision to terminate the Phase 3 GALAXY-2 trial of our novel heat shock protein 90 (Hsp90) inhibitor, ganetespib, and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on the review of a pre-planned interim analysis, the study’s Independent Data Monitoring Committee (IDMC) concluded that the addition of ganetespib to docetaxel was unlikely to demonstrate a statistically significant improvement in overall survival, the primary endpoint of the study, compared to docetaxel alone.

Following termination of the GALAXY-2 trial in October 2015, we initiated a comprehensive review of our strategy.  In November 2015, we committed to a restructuring that consisted primarily of a workforce reduction to better align our workforce to our revised operating plans, which included support of key ongoing ganetespib investigator-sponsored studies and continued effort on the development of candidates from the HDC program, in particular STA-12-8666.  Accordingly, our named executive officers did not receive any bonus payments under the Plan.

2015 Discretionary Bonuses

As part of the company’s review and evaluation of its strategy, in December 2015, the Compensation Committee made the decision to support the retention of our then current key senior leadership during the Company’s review of its strategy and exploration of potential transactions that would enhance stockholder value. Based on the Compensation Committee’s decision, the Compensation Committee determined that our named executive officers would be entitled to bonuses in an amount equal to their annual target levels, to be paid in March 2016:

Name	2015 Base Salary		Target Bonus as % Salary		Target Bonus Amount	Actual Bonus Paid
Chen Schor	$510,000		60	%(1)	$306,000	$306,000
Marc R. Schneebaum	$365,000	(2)	40%		$146,000	$146,000
Wendy E. Rieder, Esq.	$306,000		40%		$122,400	$122,400
Anne C. Whitaker(3)	$550,000		60%		n/a	n/a
Vojo Vukovic, M.D., Ph.D.(4)	$391,500		40%		n/a	n/a
Arthur J. McMahon(5)	$286,500		40%		n/a	n/a

(1)         Mr. Schor was appointed to President and Chief Executive Officer effective May 7, 2015 and received increases, effective June 16, 2015, in his base salary from $425,000 to $510,000 and in his bonus target level from 50% to 60%.

(2)         Mr. Schneebaum received a salary increase, effective June 16, 2015, in connection with his expanded responsibilities as Head of Human Resources.

(3)         Ms. Whitaker resigned effective May 6, 2015.

(4)         Dr. Vukovic left the Company on November 3, 2015 in connection with the November 2015 restructuring.

(5)         Mr. McMahon resigned effective June 30, 2015.

We committed to a further restructuring in February 2016 that consisted primarily of a workforce reduction of 23 positions, including 19 research and development positions, to a total of ten remaining positions. In connection with this restructuring, we discontinued a substantial portion of our research and development activities and continued to explore potential strategic alternatives to enhance stockholder value such as a sale of the company, a business combination or collaboration, joint development and partnership opportunities, a distribution of all or a significant amount of cash to stockholders, and liquidation of the company.

On April 14, 2016, we announced the merger between Synta Pharmaceuticals and Madrigal Pharmaceuticals subject to approval by our shareholders and satisfaction or waiver of the conditions set forth in the Merger Agreement. Upon completion of the merger, Madrigal Pharmaceuticals will be the surviving entity. Our current Senior Vice President and Chief Financial Officer Marc R. Schneebaum will continue to serve in this role and our former director, Paul Friedman, M.D., will serve as Chairman and Chief Executive Officer of the combined company. See “Certain Relationships and Related Transactions — Merger Agreement with Madrigal Pharmaceuticals” for additional information.

Long-Term Incentives

We believe that long-term incentives in the form of equity-based awards are critical to meeting the following objectives:

•                                          focus all employees, including our named executive officers, on our long-term performance by aligning their interests with those of our stockholders;

•                                          retain our key employees and executives and maintain management continuity through longer-term vesting of our equity-based awards; and

•                                          promote an ownership culture through participation in equity-based compensation programs.

Our Amended and Restated 2006 Stock Plan, or our 2006 Stock Plan and our new 2015 Stock Plan, allow the grant of stock options, restricted stock, and other equity-based awards to employees, consultants and directors.  In June 2015, upon obtaining stockholder approval at our annual shareholder meeting of the 2015 Stock Plan, we discontinued making grants under our 2006 Stock Plan (but previously granted and outstanding awards remain subject to their original terms and conditions). We typically make an initial equity award of stock options to new employees and annual equity grants as part of our overall compensation program.  An option committee appointed by our Board of Directors is currently authorized to make new hire stock option grants to all employees, except for our executive officers, within certain parameters, beyond which Compensation Committee approval is required.  The option committee awards new hire stock option grants as of the employee’s initial commencement of employment with an exercise price equal to the closing price of our common stock on the date of grant, in accordance with our 2006 and 2015 Stock Plans.  Annual grants of options to all of our employees and equity awards to our executive officers are approved by the Compensation Committee, the timing of which is consistent each year with a regularly scheduled meeting of the Compensation Committee and is not coordinated with the public release of nonpublic material information.

Annual equity awards.  Our practice is to make annual stock option awards as part of our overall performance management program.  The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value.  We intend that the annual aggregate value of these awards will be set near competitive median levels for peer companies and companies represented in the Radford Data. However, due to the volatility of our stock price as well as the stock price volatility within the biotechnology industry generally, value comparisons are often difficult to make. For this reason, the Compensation Committee also reviews overall company equity compensation pools as a percent of common shares outstanding within our peer companies as another factor to consider to determine the size of the overall equity pool. Using this overall equity pool, target grant guidelines are set by organization tier. Individual awards within each organization tier are determined by numerous factors including relative salary levels, individual performance and long-term impact. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of the executive’s compensation is conducted when determining annual option awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.  All equity awards identified below vest 25% on the one year anniversary of the grant date and quarterly thereafter.

Under our then annual equity award program, the following stock options were granted to our named executive officers in March 2015:

		Number Granted	Stock Price on
Name	Grant Date	Stock Options	Date of Grant
Chen Schor(1)	3/2/15	n/a	n/a
Anne C. Whitaker	3/2/15	100,000	$2.38
Marc R. Schneebaum(1)	3/2/15	n/a	n/a
Wendy E. Rieder, Esq.	3/2/15	100,000	$2.38
Vojo Vukovic, M.D., Ph.D.	3/2/15	173,280	$2.38
Arthur J. McMahon	3/2/15	126,768	$2.38

(1)         Messrs. Schor and Schneebaum were hired in December of 2014 and were not eligible for an annual equity award in March 2015.

In October 2015, the Compensation Committee approved moving to a semiannual grant approach with grants to be made in two installments at regularly scheduled Compensation Committee meetings in March and October each year. This change was made in part to further address the increased volatility of the Company’s stock price.  The Compensation

Committee also considered that many of the outstanding stock option grants were considerably out-of-the-money compared to the Company’s current stock price.

The following stock options were granted to our named executive officers in October 2015:

		Number Granted	Stock Price on
Name	Grant Date	Stock Options	Date of Grant
Chen Schor	10/2/15	250,000	$1.76
Marc R. Schneebaum	10/2/15	153,100	$1.76
Wendy E. Rieder, Esq.	10/2/15	250,000	$1.76
Vojo Vukovic, M.D., Ph.D.	10/2/15	132,300	$1.76
Anne Whitaker(1)	10/2/15	n/a	n/a
Arthur J. McMahon(2)	10/2/15	n/a	n/a

(1)         Ms. Whitaker resigned effective May 6, 2015.

(2)         Mr. McMahon resigned effective June 30, 2015.

Special equity awards to the CEO. On June 5, 2015, the Compensation Committee awarded Mr. Schor 500,000 stock options and 150,000 shares of restricted stock in connection with his May 7, 2015 appointment as President and Chief Executive Officer. On September 16, 2015, the Compensation Committee awarded Mr. Schor an additional 500,000 stock options in recognition of his strong performance and demonstrated leadership abilities and to increase his overall potential ownership in the company to be consistent with his role as Chief Executive Officer and competitive with similarly situated Chief Executive Officers within our peer companies.

		Number Granted
Name	Grant Date	Stock Options	Restricted Stock	Stock Price on Date of Grant
Chen Schor	6/5/15	500,000		$2.40
Chen Schor	6/5/15		150,000	$2.40
Chen Schor	9/16/15	500,000		$2.02

Other Compensation Components

Benefits.  We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan with a matching company contribution.  Our named executive officers participate in the benefits programs generally on the same basis as all employees.

Termination Based Compensation

Severance and Change of Control Agreements with our Current Named Executive Officers.  Our amended offer letter with Mr. Schor, which was negotiated in connection with his appointment as our President and Chief Executive Officer in May 2015, sets forth our severance arrangements with him.  Additionally, we have entered into severance and change of control agreements with each of our Executive Vice Presidents, Senior Vice Presidents and Vice Presidents, including all of our other named executive officers, reflecting terms approved by the Compensation Committee. The Compensation Committee determined that the retention of our executive team and management continuity is important to our success and to maintain and create stockholder value, and that severance and change of control agreements are significant incentives in retaining our executive team.  In addition, the Compensation Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. The agreements include provisions for severance payments, a separation bonus under certain circumstances, accelerated vesting of equity awards, and the continuation of health benefits.  Receipt of any payments or benefits under the agreements is conditioned on the executive officer executing a written release of us from any and all claims arising in connection with his or her employment.

The specific terms of these agreements are described below under “Potential Payments upon Termination or Change of Control.”

As a public company, we have continued to review the termination-based compensation practices of companies similar to us, and we believe that the approved terms of Mr. Schor’s severance arrangements, and those of our other executive officers, are generally in line with severance packages offered to chief executive officers and other executive officers of the public companies of similar size to us represented in the compensation data we reviewed.

Acceleration of Vesting of Equity-Based Awards Under Our 2006 and 2015 Stock Plans.  In the event of a change of control, as defined in our 2006 and 2015 Stock Plans, certain provisions of the plan allow for acceleration of equity awards in case an employee is terminated for certain reasons within six months after a change of control, which we refer to as “double trigger” acceleration.  See “Potential Payments Upon Termination or Change of Control—Change of Control Arrangements Under Our 2006 and 2015 Stock Plans” below for a detailed discussion of these provisions.  We believe a “double trigger” requirement maximizes shareholder value because it prevents an unintended windfall to management in the event of a friendly (non-hostile) change of control.  Under this structure, unvested equity awards under our 2006 and 2015 Stock Plans would continue to incentivize our executives to remain with us or the resulting company after a friendly change of control.

The severance and change of control agreements provide for the full acceleration of all outstanding equity awards in the event of a termination without cause or resignation for good reason within one year following a change of control.  Thus, the severance and change of control agreements extend the period following a change of control during which if a termination occurs the executive officer is entitled to accelerated vesting under our stock plans by six months.

Severance Agreement with Mr. McMahon.  In connection with Mr. McMahon’s resignation, we entered into a separation agreement with Mr. McMahon on April 13, 2015 and Mr. McMahon left the Company on June 30, 2015. Pursuant to the terms and conditions of the separation agreement, Mr. McMahon was entitled to receive the following: accelerated vesting of all of his unvested stock option awards; extension of the exercise period of all his stock option awards until the earlier of December 30, 2016 or the expiration date of any applicable stock option; continuation of health benefits for up to six months; and six months of his current annual base salary, made in equal installments pursuant to our normal payroll practices over the next six months.  Mr. McMahon’s right to receive the foregoing was subject to, among other obligations, his agreement to cooperate fully with us relating to any previous employment matters until December 31, 2015, his execution of a release of claims against the Company, and his agreement that the confidential, intellectual property and non-solicitation provisions, as well as certain non-competition provisions, set forth in his Non-Competition, Confidentiality and Inventions Agreement with us, will continue to apply in accordance with their terms.

Severance Agreement with Dr. Vukovic. We entered into a severance and change in control agreement with Dr. Vukovic in connection with the commencement of his employment with us.  Pursuant to the terms of the severance and change in control agreement, upon Dr. Vukovic’s termination on November 3, 2015, he was entitled to receive the following: accelerated vesting of all of his unvested stock option awards which were due to vest within six months following his termination date; continuation of health benefits for up to six months; and six months of his current annual base salary, made in equal installments pursuant to our normal payroll practices over the next six months.  Dr. Vukovic’s right to receive the foregoing was subject to, among other obligations, his execution of a release of claims against the Company, and his agreement that the confidential, intellectual property and non-solicitation provisions, as well as certain non-competition provisions, set forth in his Non-Competition, Confidentiality and Inventions Agreement with us, will continue to apply in accordance with their terms.

Additional Compensation Actions

As part of our review of our strategy and in connection with exploring strategic alternatives as described above, in December 2015, the Compensation Committee approved the grant of milestone-based restricted stock units, effective on January 4, 2016, to our current named executive officers. Those grants were based on the recommendation of W.T. Haigh resulting from its review of our overall retention and incentive strategy, in light of our situation at that time.  The restricted stock units only vest if the named executive officer is employed by the Company at the closing of a defined Transaction that occurs on or prior to December 31, 2016, or if such named executive officer is terminated prior to that date by the Company other than for Cause, as such term is defined in the officer’s Severance and Change of Control Agreement. The grant was intended to further align the interests of our executive team with our stockholders by providing equity participation in a strategic transaction and to promote maximizing stockholder value in such a transaction. Based on our announced merger with Madrigal Pharmaceuticals, which is a covered Transaction as defined in the award agreement, it is anticipated that all of the milestone-based restricted stock units will vest when such transaction closes.

The following restricted stock units were granted to our current named executive officers:

		Number Granted
Name	Grant Date	Milestone Restricted Stock Units
Chen Schor	1/4/16	1,500,000
Marc R. Schneebaum	1/4/16	900,000
Wendy E. Rieder, Esq.	1/4/16	900,000

We have not taken any other compensation actions relating to 2016 compensation for our named executive officers.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2015, 2014 and 2013 to (1) our current President and Chief Executive Officer; (2) our current Chief Financial Officer; (3) our sole executive officer, other than our President and Chief Executive Officer and our Chief Financial Officer, who earned more than $100,000 during the fiscal year ended December 31, 2015 and was serving as executive officers as of such date; (4) our former President and Chief Executive Officer, Anne Whitaker, who ceased employment with the Company on May 7, 2015; and (5) our former Senior Vice President, Chief Medical Officer, Vojo Vukovic, M.D., Ph.D., who ceased employment with us on November 13, 2015 and (6) our former Senior Vice President, Human Resources, Arthur J. McMahon, who ceased serving employment with us on June 30, 2015.

							All
					Stock	Option	Other
Name and Principal		Salary	Bonus		Awards	Awards	Compensation		Total
Position	Year	($)	($)		($)(1)	($)(1)	($)		($)
Chen Schor (2)	2015	471,042	306,000	(3)	359,985	1,899,900	7,950	(4)	3,044,877
President and Chief Executive Officer	2014	27,516	50,000		427,500	1,041,885	—		1,546,901

Marc Schneebaum(5)	2015	346,667	146,000	(3)	—	169,635	27,950	(6)	690,252
Senior Vice President, Chief Financial Officer	2014	21,042	—		213,750	520,943	—		755,735

Wendy E. Rieder, Esq.	2015	303,000	122,400	(3)	—	468,600	7,950	(4)	901,950
Senior Vice President, General Counsel

Anne Whitaker (7)	2015	191,795	—		—	191,600	7,950	(4)	391,345
Former President and Chief Executive Officer	2014	183,333	380,000		2,000,000	2,448,600	101,440		5,113,373

Vojo Vukovic, M.D., Ph.D.	2015	327,345	—		—	478,593	65,250	(8)	871,188
Former Senior Vice President, Chief Medical Officer	2014	378,333	152,000		—	709,077	—		1,239,410
	2013	368,333	118,000		—	774,070	—		1,260,140

Arthur J. McMahon	2015	141,833	—		—	242,887	148,692	(9)	533,412
Former Senior Vice President, Human Resources	2014	276,667	111,200		—	577,461	5,332		970,660

(1)          These amounts represent the aggregate grant date fair value of stock awards and option awards, respectively, granted in each year presented calculated in accordance with FASB ASC Topic 718.  See our discussion of “Stock-Based Compensation” under Notes 2 and 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the years ended December 31,

2015 and 2014 (the “Form 10-K”) for details as to the assumptions used to determine the grant date fair value of the stock and option awards.  See also our discussion of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Form 10-K.

(2)          Mr. Schor joined the Company in December 2014.

(3)          Represents a cash bonus for performance in 2015, which was paid in March 2016.

(4)          Represents matching contributions made under our 401(k) plan.

(5)          Mr. Schneebaum joined the Company in December 2014.

(6)          Represents a relocation allowance of $20,000 and matching contributions of $7,950 made under our 401(k) plan.

(7)          Ms. Whitaker joined the Company in September 2014 and resigned effective as of May 7, 2015.

(8)          Represents $62,250 in severance payments pursuant to our separation agreement with Dr. Vukovic’s whose employment with us was terminated on November 3, 2015 in connection with the November 2015 restructuring.

(9)          Represents $143,250 in severance payments pursuant to our separation agreement with Mr. McMahon, who resigned from the Company effective June 30, 2015, and $5,442 of matching contributions made under our 401(k) plan.

Fiscal Year 2015 Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and equity awards that we made during the fiscal year ended December 31, 2015 to each of the executive officers named in the Summary Compensation Table.

						All Other	All Other
						Stock	Option	Exercise or
						Awards:	Awards:	Base
		Estimated future payouts under				Number of	Number of	Price of	Grant Date Fair
		non-equity incentive plan awards				Shares or	Securities	Option	Value of Stock
	Grant	Threshold	Target	Maximum		Stock	Underlying	Awards	and Option
Name	Date	($)	($)	($)		Units (#)	Options (#)	($/Share)	Awards (2)

Chen Schor	3/2/15	N/A	N/A	$612,000	(1)	—	—	—	—
President and Chief Executive Officer	6/5/15	—	—	—		—	500,000	$2.40	$960,450
	6/5/15	—	—	—		150,000	—	—	$359,985
	9/16/15	—	—	—		—	500,000	$2.02	$662,450
	10/2/15	—	—	—		—	250,000	$1.76	$277,000

Marc Schneebaum	3/2/15	N/A	N/A	$292,000	(1)	—	—	—	—
Senior Vice President, Chief Financial Officer	10/2/15	—	—	—		—	153,100	$1.76	$169,635

Wendy Rieder, Esq.	3/2/15	N/A	N/A	$224,800	(1)	—	—	—	—
Senior Vice President, General Counsel	3/2/15	—	—	—		—	100,000	$2.38	$191,600
	10/2/15	—	—	—		—	250,000	$1.76	$277,000

Anne C. Whitaker	3/2/15	N/A	N/A	$660,000	(1)	—	—	—	—
Former President and Chief Executive Officer	3/2/15	—	—	—		—	100,000	$2.38	$191,600

Vojo Vukovic, M.D., Ph.D.	3/2/15	N/A	N/A	$313,200	(1)	—	—	—	—
Former Senior Vice President, Chief Medical Officer	3/2/15	—	—	—		—	173,280	$2.38	$332,004
	10/2/15	—	—	—		—	132,300	$1.76	$146,588

Arthur J. McMahon	3/2/15	N/A	N/A	$229,200	(1)	—	—	—	—
Former Senior Vice President, Human Resources	3/2/15	—	—	—		—	126,768	$2.38	$242,887

(1)                         None of the goals under the 2015 Cash-Based Employee Retention and Incentive Bonus Plan (the “Retention Bonus Plan”) were achieved, so none of the named executive officers received any cash bonus amounts under the Retention Bonus Plan. For details related to our Retention Bonus Plan, see “Compensation Discussion and Analysis — Annual Bonus — 2015 Cash-Based Employee Retention and Incentive Bonus Plan.”

(2)                         See our discussion of “Stock-Based Compensation” under Notes 2 and 6 to our audited consolidated financial statements included in the Form 10-K for details as to the assumptions used to determine the grant date fair value of the equity awards.  See also our discussion of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Form 10-K.  Our executive officers will not realize the value of the option awards in cash until these awards are exercised and the underlying shares are subsequently sold.

The terms of each our current executive officer’s compensation are derived from our letter agreements entered into between us and them and annual performance reviews conducted by the Compensation Committee, in the case of Mr. Schor, and by Mr. Schor for the other executive officers.  Annual base salary increases, annual stock option awards and cash bonuses, if any, for Mr. Schor are determined by the Compensation Committee.  Mr. Schor recommended annual base salary increases, annual stock option awards and cash bonuses, if any, for the other executive officers, which were reviewed and approved by the Compensation Committee.

Offer Letters

We do not have formal employment agreements with any of our current executive officers named in the Summary Compensation Table, however certain elements of the executive officers’ compensation and other employment arrangements are set forth in letter agreements that we executed with each of them at the time their employment with us commenced.  The letter agreements provide, among other things, the executive officer’s initial annual base salary and initial equity award.  Each letter agreement provides that the executive officer’s employment with us is on an at-will basis.  As a condition to their employment, each executive officer has entered into a non-competition/non-solicitation agreement pursuant to which each officer has agreed not to compete with Synta or to solicit customers or employees of Synta for a period of 12 months after the termination of employment.  These letter agreements are further described below.  Since the date of the letter agreements, the compensation paid to each of these executive officers has been increased and additional equity awards have been awarded.  In addition, under our bonus policy, each executive officer is eligible to receive an annual performance-based bonus up to a certain percentage of such executive’s base salary, as noted below, which amount, if any, may be increased or decreased in the discretion of the Compensation Committee.

                Chen Schor Pursuant to a letter agreement dated December 3, 2014, between us and Mr. Schor, we agreed to employ Mr. Schor as Executive Vice President and Chief Operating Officer, beginning on December 8, 2014.  Mr. Schor was appointed as President and Chief Executive Officer, effective as of May 7, 2015.  Mr. Schor’s annual base salary is currently $510,000.  Under our bonus policy, Mr. Schor is eligible to receive an annual performance-based bonus of up to 60% of his base salary.  Mr. Schor also received a sign-on bonus of $50,000 at the commencement of his employment with us.

Marc Schneebaum Pursuant to a letter agreement dated November 24, 2014, between us and Mr. Schneebaum, we agreed to employ Mr. Schneebaum as Senior Vice President and Chief Financial Officer, beginning on December 8, 2014.  Mr. Schneebaum’s annual base salary is currently $365,000.  Under our bonus policy, Mr. Schneebaum is eligible to receive an annual performance-based bonus of up to 40% of his base salary.

Wendy Rieder, Esq.  Pursuant to a letter agreement dated November 29, 2002, between us and Ms. Rieder, we agreed to employ Ms. Rieder as Vice President of Intellectual Property and Legal Affairs, beginning on December 15, 2002.  Ms. Rieder currently serves as our Senior Vice President, General Counsel.  Her annual base salary is currently $306,000.  Under our bonus policy, Ms. Rieder is eligible to receive an annual performance-based bonus of up to 40% of her base salary.

We also have severance and change of control arrangements in place with each of the executive officers named in our Summary Compensation Table.  For a description and quantification of benefits payable to the executive officers in connection with a termination of employment or a change of control pursuant to these arrangements, see “—Potential Payments Upon Termination or Change of Control.”

Employment Agreement with Ms. Whitaker

Ms. Whitaker left the Company on May 7, 2015.  Pursuant to an employment agreement effective as of August 1, 2014 between us and Ms. Whitaker, we agreed to employ Ms. Whitaker as our President and Chief Executive Officer on an at-will basis.  As a condition of employment, Ms. Whitaker entered into a non-competition/non-solicitation agreement pursuant to which she has agreed not to compete with Synta or to solicit customers or employees of Synta for a period of 24 months after the termination of her employment.  Ms. Whitaker voluntarily resigned from the company on May 7, 2015 and was not entitled to any severance benefits.  Pursuant to Ms. Whitaker’s employment agreement, she returned 50% of her initial sign-on bonus.

Separation Agreement with Mr. McMahon

In connection with Mr. McMahon’s resignation, we entered into a separation agreement with Mr. McMahon on April 13, 2015 and Mr. McMahon left the Company on June 30, 2015. Pursuant to the terms and conditions of the separation agreement, Mr. McMahon was entitled to receive the following: accelerated vesting of all of his unvested stock option awards; extension of the exercise period of all his stock option awards until the earlier of December 30, 2016 or the expiration date of any applicable stock option; continuation of health benefits for up to six months; and six months of his current annual base salary, made in equal installments pursuant to our normal payroll practices over the next six months.  Mr. McMahon’s right to receive the foregoing was subject to, among other obligations, his agreement to cooperate fully with us relating to any previous employment matters until December 31, 2015, his execution of a release of claims against the Company, and his agreement that the confidential, intellectual property and non-solicitation provisions, as well as certain non-competition provisions, set forth in his Non-Competition, Confidentiality and Inventions Agreement with us, will continue to apply in accordance with their terms.

Separation Agreement with Dr. Vukovic

We entered into a severance and change in control agreement with Dr. Vukovic in connection with the commencement of his employment with us.  Pursuant to the terms of the severance and change in control agreement, upon Dr. Vukovic’s termination on November 3, 2015, he was entitled to receive the following: accelerated vesting of all of his unvested stock option awards which were due to vest within six months following his termination date; continuation of health benefits for up to six months; and six months of his current annual base salary, made in equal installments pursuant to our normal payroll practices over the next six months Dr. Vukovic’s right to receive the foregoing was subject to, among other obligations, his execution of a release of claims against the Company, and his agreement that the confidential, intellectual property and non-solicitation provisions, as well as certain non-competition provisions, set forth in his Non-Competition, Confidentiality and Inventions Agreement with us, will continue to apply in accordance with their terms.

Fiscal Year 2015 Equity Awards

                On March 2, 2015 and October 2, 2015, the Compensation Committee authorized the option awards granted to our named executive officers as of such dates as set forth in the 2015 Grants of Plan-Based Awards table as part of the annual option award grants to all of our executive officers and employees.  See “Compensation Discussion and Analysis — Annual equity awards.”

All of the stock options referenced above that were issued prior to June 11, 2015 were issued under our 2006 Stock Plan and all other stock options were issued under our 2015 Stock Plan. All such options were granted with an exercise price per share equal to the fair market value of our common stock on the date of grant, which, in accordance with our 2006 Stock Plan, is the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market.  Stock option and restricted stock awards under our 2006 Stock Plan and 2015 Stock Plan may vest in full upon a termination within six months following a change of control, and are subject to accelerated vesting under the severance and change of control agreements discussed below under “—Potential Payments Upon Termination or Change of Control.”

Fiscal Year 2015 Performance Bonuses

As discussed above in the Compensation Discussion and Analysis under “—Annual Bonus,” as part of the company’s review and evaluation of its strategy, in December 2015, the Compensation Committee made the decision to support the retention of our then current key senior leadership during the Company’s review of its strategy and exploration of potential transactions that would enhance stockholder value. Based on the Compensation Committee’s decision, the Compensation Committee determined that our named executive officers would be entitled to bonuses in an amount equal to their annual target levels.  Mr. Schor, Mr. Schneebaum and Ms. Rieder received annual discretionary bonuses of $306,000, 146,000 and $122,400, respectively.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table shows stock options and shares of unvested stock held by each of the executive officers named in the Summary Compensation Table as of December 31, 2015, the last day of our fiscal year.

							Stock Awards
		Option Awards					Number of		Market Value of
		Number of	Number of				Shares or		Shares or
		Securities	Securities				Units of		Units of
		Underlying	Underlying				Stock		Stock
		Unexercised	Unexercised		Option		That		That
		Options	Options		Exercise	Option	Have Not		Have Not
	Date of	(#)	(#)		Price	Expiration	Vested		Vested
Name	Grant	Exercisable	Unexercisable		($)	Date	(#)		($)(1)
Chen Schor	12/8/14	112,500	337,500	(2)	$2.85	12/8/24	—		—
President and Chief Executive Officer	12/8/14	—	—		—	—	150,000	(3)	$52,500
	6/5/15	—	500,000	(2)	2.40	6/5/25	—		—
	6/5/15	—	—				150,000	(4)	52,500
	9/6/15	—	500,000	(2)	—	—	—		—
	10/2/15	—	250,000	(2)	2.02	9/6/25	—		—
					1.76	10/2/25

Marc Schneebaum	12/8/14	56,250	168,750	(2)	2.85	12/8/24	—		—
Senior Vice President, Chief Financial Officer	12/8/14	—	—		—	—	75,000	(3)	26,250
	10/2/15	—	153,100	(2)	1.76	10/2/25	—		—

Wendy Rieder, Esq.	2/15/06	20,571	—		14.00	2/15/16	—		—
Senior Vice President, General Counsel	2/26/07	22,000	—		8.75	2/26/17	—		—
	2/27/08	28,980	—		8.82	2/27/18	—		—
	4/13/09	16,530	—		2.49	4/13/19	—		—
	3/1/10	38,220	—		4.02	3/1/20	—		—
	3/1/11	41,891	—		5.26	3/1/21	—		—
	3/6/12	45,712	3,048	(2)	4.22	3/6/22	—		—
	9/13/12	12,187	2,813	(2)	8.05	9/13/22	—		—
	3/5/13	35,848	16,295	(2)	9.65	3/5/23	—		—
	3/3/14	29,099	37,413	(2)	6.15	3/3/24	—		—
	3/2/15	—	100,000	(2)	2.38	3/2/25	—		—
	10/2/15	—	250,000	(2)	1.76	10/2/25	—		—

Anne Whitaker(5)	—	—	—		—	—	—		—
Former President and Chief Executive Officer

Vojo Vukovic, M.D., Ph.D(6)	1/19/09	50,000	—		7.27	2/1/16	—		—
Former Senior Vice President, Chief Medical Officer	4/13/09	32,760	—		2.49	2/1/16	—		—
	3/1/10	69,420	—		4.02	2/1/16	—		—
	3/1/11	100,000	—		5.26	2/1/16	—		—
	3/6/12	61,582	—		4.22	2/1/16	—		—
	9/13/12	18,750	—		8.05	2/1/16	—		—
	3/5/13	62,500	—		9.65	2/1/16	—		—
	3/3/14	52,954	—		6.15	2/1/16	—		—
									—

Arthur McMahon(7)	2/6/07	25,000	—		10.00	12/31/16	—		—
Former Senior Vice President, Human Resources	2/26/07	10,000	—		8.75	12/31/16	—		—
	2/27/08	22,680	—		8.82	12/31/16	—		—
	4/13/09	24,948	—		2.49	12/31/16	—		—
	3/1/10	30,888	—		4.02	12/31/16	—		—
	3/1/11	33,904	—		5.26	12/31/16	—		—
	3/6/12	40,848	—		4.22	12/31/16	—		—
	9/13/12	15,000	—		8.05	12/31/16	—		—
	3/5/13	44,312	—		9.65	12/31/16	—		—
	3/3/14	115,000	—		6.15	12/31/16	—		—
	3/2/15	126,768	—		2.38	12/31/16	—		—

(1)

The market value of the stock awards was determined by multiplying the number of shares by $0.35, the closing price of our common stock on The Nasdaq Global Market on December 31, 2015, the last trading day of our fiscal year.

(2)	The option vests as to 25% of the shares on the first anniversary of the date of grant and as to an additional 6.25% of the shares on the last day of each successive three-month period thereafter.

(3)	The restricted stock grant vests as to a lapsing repurchase right as to 50% of the shares on December 8, 2016 and as to an additional 50% on December 8, 2017.

(4)	The restricted stock grant vests as to a lapsing repurchase right as to 50% of the shares on June 5, 2017 and as to an additional 50% on June 5, 2018.

(5)	Ms. Whitaker left the Company on May 7, 2015.

(6)

Dr. Vukovic’s employment was terminated in connection with the Company’s restructuring in November 2015. Pursuant to his severance and change in control agreement, Dr. Vukovic received accelerated vesting of his unvested stock option awards that otherwise would have vested within six months of his termination date and extension of the exercise period of all his stock option awards until February 1, 2016.

(7)

Mr. McMahon left the Company on June 30, 2015. As part of his separation agreement, Mr. McMahon received accelerated vesting of all of his unvested stock option awards and extension of the exercise period of all his stock option awards until the earlier of eighteen months of his separation date or the expiration date of the applicable stock option.

Option Exercises and Stock Vested in 2015

There were no exercises of options to purchase our common stock by the executive officers named in the Summary Compensation Table and none of the shares of restricted stock held by the executive officers named in the Summary Compensation Table vested during the fiscal year ended December 31, 2015.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

We have entered into agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to the executive officers named in the Summary Compensation Table that were employed as executives on December 31, 2015 in the event of a termination of employment or a change of control.

Severance and Change of Control Agreements with our Named Executive Officers

Severance and Change of Control Agreement with our President and Chief Executive Officer

Pursuant to the terms of the severance and change of control agreement entered into with our President and Chief Executive Officer, Chen Schor, in the event of a termination other than for “cause” or in the event the officer terminates for “good reason” (as such terms are defined in the agreements and set forth below), Mr. Schor is entitled to receive the following:

•                                          continuation of salary at the officer’s then-current base salary for a period of 12 months;

•                                          acceleration of vesting of outstanding stock option awards that would have vested during the 12 month period following the officer’s date of termination; and

•                                          continuation of health benefits for up to 12 months.

In the event that within one year following a “change of control” (as defined in the agreements and set forth below) the officer’s employment is terminated other than for cause or the officer terminates his employment for good reason, Mr. Schor is entitled to receive the following:

•                                          payment of an amount equal to 18 months of the officer’s then-current base salary;

•                                          payment of a separation bonus equal to the officer’s target annual bonus for the year in which the termination occurs, prorated for the portion of the year in which the officer was employed;

•                                          full acceleration of vesting of equity awards outstanding immediately prior to termination; and

•                                          continuation of health benefits for up to 18 months.

Severance and Change of Control Agreements with our Senior Vice Presidents

Pursuant to the terms of the severance and change of control agreements entered into with our Senior Vice Presidents, including our named executive officers Marc Schneebaum and Wendy Rieder, Esq., in the event of a termination other than for “cause” or in the event the officer terminates for “good reason” (as such terms are defined in the agreements and set forth below), Mr. Schneebaum and Ms. Rieder are entitled to receive the following:

•                                          continuation of salary at the officer’s then-current base salary for a period of six months;

•                                          acceleration of vesting of outstanding stock option awards that would have vested during the six month period following the officer’s date of termination; and

•                                          continuation of health benefits for up to six months, respectively.

In the event that within one year following a “change of control” (as defined in the agreements and set forth below) the officer’s employment is terminated other than for cause or the officer terminates his or her employment for good reason, Mr. Schneebaum and Ms. Rieder are entitled to receive the following:

•                                          payment of an amount equal to 12 months of the officer’s then-current base salary;

•                                          payment of a separation bonus equal to the officer’s target annual bonus for the year in which the termination occurs, prorated for the portion of the year in which the officer was employed;

•                                          full acceleration of vesting of equity awards outstanding immediately prior to termination; and

•                                          continuation of health benefits for up to 12 months.

Defined Terms in Severance and Change of Control Agreements

As defined in the severance and change of control agreements:

“Cause” includes, but is not limited to: (i) dishonesty with respect to us or any affiliate, parent or subsidiary of ours; (ii) insubordination; (iii) substantial malfeasance or nonfeasance of duty; (iv) unauthorized disclosure of confidential information; (v) breach of any material provision of any employment, consulting, advisory, non-disclosure, invention assignment, non-competition, or similar agreement between us and the executive officer; or (vi) conduct substantially prejudicial to our business or of any affiliate, parent or subsidiary of ours.  Our Board of Directors has sole discretion to determine the existence of cause, and its determination will be conclusive on us and the executive officer.  Cause is not limited to events which have occurred prior to the termination of the executive officer’s service, nor is it necessary that the finding of cause occur prior to such termination.  If the Board of Directors determines, subsequent to the executive officer’s termination of service, that either prior or subsequent to the termination the executive officer engaged in conduct which would constitute cause, then the executive officer will have no right to any benefit or compensation under the severance and change of control agreement.

A “change of control” means the occurrence of any of the following events:

(i)                   Any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities (excluding for this purpose any such voting securities held by us, or any affiliate, parent or subsidiary of ours, or by any employee benefit plan of ours) pursuant to a transaction or a series of related transactions which the Board of Directors does not approve; or

(ii)                (A) A merger or consolidation of us whether or not approved by the Board of Directors, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by our voting securities or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) our stockholders approve an agreement for the sale or disposition by us of all or substantially all of our assets; or

(iii)             A change in the composition of the Board of Directors, as a result of which fewer than a majority of the directors are “Incumbent Directors,” which means directors who either (A) were directors as of the date that the severance and change of control agreement was executed, or (B) are elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of the Incumbent Directors, or by a committee of the Board of Directors made up of at least a majority of the Incumbent Directors, at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors).

“Good reason” means: (i) the executive officer, as a condition of remaining an employee of ours, is required to change the principal location where he or she renders services to us to a location more than 50 miles from his or her then-current location of employment; (ii) there occurs a material adverse change in the executive officer’s duties, authority or responsibilities which causes his or her position with us to become of significantly less responsibility or authority than his or her position was on the date the severance and change of control agreement was executed; or (iii) there occurs a material reduction in the executive officer’s base salary.

Change of Control Arrangements Under our 2015 Stock Plan

Under our 2015 Stock Plan, in the event of a termination of our outstanding options in connection with a corporate transaction, where outstanding options are not assumed or substituted, all outstanding options shall become fully exercisable immediately prior to their termination.  In addition, in the event of a change of control where outstanding options are assumed or substituted or in the event of a change of control that does not constitute a corporate transaction under our 2015 Stock Plan, all outstanding options will become immediately exercisable in full and all rights of repurchase with respect to outstanding stock grants shall terminate if on or prior to the date that is six months after the date of the change of control event (i) a participant’s service with us or our succeeding corporation is terminated by us or the succeeding corporation without cause; (ii) a participant terminates his or her service with us as a result of being required to change the principal location where he or she renders services to a location more than 50 miles from his or her location of service immediately prior to the change of control event; or (iii) the participant terminates his or her service after there occurs a material adverse change in a participant’s duties, authority or responsibilities which cause such participant’s position with us to become of significantly less responsibility or authority than such participant’s position was immediately prior to the change of control.  Our 2006 Stock Plan, which was terminated in June 2015, continued similar provisions.  Our 2001 Stock Plan, which was terminated in March 2006 and under which all outstanding equity awards granted thereunder have fully vested, contained similar provisions.  Our 2006 Stock Plan also allows the Board of Directors to make appropriate adjustments for other stock-based awards.  The term “change of control” under our 2015 Stock Plan and 2006 Stock Plan has the same definition as it does under our severance and change of control agreements.

Potential Payments Upon a December 31, 2015 Termination

Chen Schor, President and Chief Executive Officer

The following table summarizes the potential payments and benefits to Mr. Chen Schor, our President and Chief Executive Officer, under his offer letter and our 2006 Stock Plan and 2015 Stock Plan assuming that a termination occurred under the circumstances set forth in the column headings.  The information presented assumes that the termination occurred on December 31, 2015, the last business day of our most recently completed fiscal year.  The closing price of our common stock as listed on The Nasdaq Global Market on December 31, 2015, the last trading day of our fiscal year, was $0.35 per share.

Executive Payments and Benefits Upon Termination	Termination without Cause or Resignation for Good Reason	Termination without Cause or Resignation for Good Prior to or Following a Change of Control
Base Salary	$510,000	$765,000
Bonus	—	$306,000
Acceleration of Vesting of Equity	12 months	100%
Number of Vesting In-The-Money Stock Options and	—	—
Value upon Termination	$0	$0
Number of Vesting Shares and Value Upon Termination	75,000 shares $26,250	300,000 shares $105,000(1)
COBRA Benefits	$27,276	$40,914
Total	$563,526	$1,216,914

(1)                     Value of the accelerated restricted stock vesting was calculated by multiplying the applicable number of unvested shares as of December 31, 2015, the last trading day of our fiscal year, by $0.35, the closing price of our common stock on The NASDAQ Global Market on December 31, 2015.

Our Other Named Executive Officers

The following table summarizes the potential payments to our named executive officers, other than Mr. Schor, under the severance and change of control agreements assuming that a termination occurred under the circumstances set forth in the column headings.  The information presented assumes that the termination occurred on December 31, 2015, the last business day of our most recently completed fiscal year.  The closing price of our common stock as listed on The NASDAQ Global Market on December 31, 2015, the last trading day of our fiscal year, was $0.35 per share.

Name	Executive Payments and Benefits upon Termination	Termination without Cause or Resignation for Good Reason	Termination without Cause or Resignation for Good Reason within One Year Following a Change of Control
Marc Schneebaum	Base Salary	$182,500	$365,000
Senior Vice President, Chief Financial Officer	Bonus	—	$146,000
	Acceleration of Vesting of Equity	6 months	100%
	Number of Vesting In-The-Money	—	—
	Stock Options and Value upon Termination	$0	$0
	Number of Vesting Shares	—	75,000 shares
	and Value Upon Termination	—	$26,250 (1)
	Cobra Benefits	$9,822	$19,614
	Total	$192,322	$556,894

Wendy Rieder	Base Salary	$153,000	$306,000
Senior Vice President, General Counsel	Bonus	—	$122,400
	Acceleration of Vesting of Equity	6 months	100%
	Number of Vesting In-The-Money	—	—
	Stock Options and Value upon Termination	$0	$0
	Cobra Benefits	$11,868	$23,736
	Total	$164,868	$452,136

(1)                     Value of the accelerated restricted stock vesting was calculated by multiplying the applicable number of unvested shares as of December 31, 2015, the last trading day of our fiscal year, by $0.35, the closing price of our common stock on The NASDAQ Global Market on December 31, 2015.

For a description of the amounts that Ms. Whitaker received upon the termination of her employment, see “—Employment Agreement with Ms. Whitaker”, above. For a description of the amounts that Dr. Vukovic received upon the termination of his employment, see “—Separation Agreement with Dr. Vukovic”, above. For a description of the amounts that Mr. McMahon received upon the termination of his employment, see “—Separation Agreement with Mr. McMahon”, above.

Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our directors in 2015 pursuant to certain agreements we have with them:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)		Total ($)
Keith R. Gollust (3)	—		$109,995	50,750	(4)	$160,745
Paul A. Friedman, M.D. (3)	$45,000	(5)	14,999	29,000	(6)	88,999
Bruce Kovner (3)	—		69,997	29,000	(6)	98,997
Donald W. Kufe, M.D. (3)	52,500	(7)	—	29,000	(6)	81,500
Scott Morenstein (3)(8)	—		—	16,964	(9)	16,964
William S. Reardon, C.P.A. (3)	43,750	(10)	17,499	29,000	(6)	90,229
Robert N. Wilson (3)	52,500	(11)	14,999	29,000	(6)	96,499

(1)                     These amounts represent the aggregate grant date fair value of stock awards granted in fiscal year 2015 calculated in accordance with FASB ASC Topic 718.  See our discussion of “Stock-Based Compensation” under Notes 2 and 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) for details as to the assumptions used to determine the grant date fair value of the stock awards.  See also our discussion of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Form 10-K.

(2)                     These amounts represent the aggregate grant date fair value of stock options granted in fiscal year 2015 calculated in accordance with FASB ASC Topic 718.  See our discussion of “Stock-Based Compensation” under Notes 2 and 6 to our audited consolidated financial statements included in the Form 10-K for details as to the assumptions used to determine the grant date fair value of the option awards.  See also our discussion of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Form 10-K.

(3)                     The following table shows the total number of outstanding and vested stock options, and shares of restricted common stock as of December 31, 2015, the last day of our fiscal year, that have been issued as director compensation.

Name	# of Stock Options Outstanding	# of Stock Options Vested	Shares of Outstanding Restricted Common Stock
Keith R. Gollust	71,250	53,750	25,001
Paul A. Friedman, M.D.	50,000	28,750	3,409
Bruce Kovner	72,000	62,000	15,910
Donald W. Kufe, M.D.	70,500	60,500	—
William S. Reardon, C.P.A.	72,000	62,000	3,977
Scott Morenstein	40,000	—	—
Robert N. Wilson	72,000	62,000	3,409

(4)                     Consists of $21,750, representing the grant date fair value of an option to purchase 15,000 shares of common stock, and $29,000, representing the grant date fair value of an option to purchase 20,000 shares of common stock, both of which were granted on July 1, 2015.

(5)                     Consists of $6,250 in fees paid for committee service during the fiscal year ended December 31, 2015, $20,000 as the elected form of payment for Board service from July 1, 2014 through June 30, 2015, and $18,750 as the elected form of payment for Board service from July 1, 2015 through June 30, 2016.

(6)                     Represents the grant date fair value of an option grant to purchase 20,000 shares of common stock granted on July 1, 2015.

(7)                     Consists of $7,500 in fees paid for committee service during the fiscal year ended December 31, 2015, $20,000 as the elected form of payment for Board service from July 1, 2014 through June 30, 2015, and $25,000 as the elected form of payment for Board service from July 1, 2015 through June 30, 2016.

(8)                     Mr. Morenstein joined our Board of Directors in November 2015.

(9)                     Represents the grant date fair value of an option grant to purchase 40,000 shares of common stock granted on November 3, 2015.

(10)              Consists of $15,000 in fees paid for committee service during the fiscal year ended December 31, 2015, $10,000 as the elected form of payment for Board service from July 1, 2014 through June 30, 2015, and $18,750 as the elected form of payment for Board service from July 1, 2015 through June 30, 2016.

(11)              Consists of $7,500 in fees paid for committee service during the fiscal year ended December 31, 2015, $20,000 as the elected form of payment for Board service from July 1, 2014 through June 30, 2015, and $25,000 as the elected form of payment for Board service from July 1, 2015 through June 30, 2016.

Director Compensation Policy

Our non-employee directors are compensated for their services in accordance with the terms of a Director Compensation Policy approved by our Board of Directors.  The terms of the Director Compensation Policy as amended and in effect during 2015 are described below.

Initial Stock Option Grant Upon Election

From January 1, 2015 through June 30, 2015, each new non-employee director automatically was eligible to receive an option to purchase 20,000 shares of our common stock upon his or her initial appointment to our Board of Directors, and effective as of July 1, 2015, this amount was increased to 40,000 shares of our common stock.  These options vest as to 25% of such grant on the first anniversary of the grant date and as to an additional 6.25% of such grant on the last day of each successive three-month period thereafter, subject to the non-employee director’s continued service as a director.  The exercise price of these options is equal to the fair market value of our common stock on the date of grant.

Annual Compensation

Under our Director Compensation Policy, each non-employee director is compensated on an annual basis for providing services to Synta.  Director compensation is paid for the period from July 1 through June 30 of each year.  Annual restricted stock and stock option awards are granted automatically without any further action required by the Board of Directors on July 1 of each year, which is referred to below as the “Annual Grant Date.”

Annual Compensation in the Form of Cash and/or Restricted Stock

From January 1, 2015 through June 30, 2015, each non-employee director received compensation consisting of one of the following combinations of cash and/or a grant of our common stock, at the election of each non-employee director, as follows:

•                  $40,000 cash;

•                  $30,000 cash and such number of shares of restricted common stock with a value of $10,000 on the Annual Grant Date;

•                  $20,000 cash and such number of shares of restricted common stock with a value of $20,000 on the Annual Grant Date;

•                  $10,000 cash and such number of shares of restricted common stock with a value of $30,000 on the Annual Grant Date; or

•                  such number of shares of restricted common stock with a value of $40,000 on the Annual Grant Date.

In addition, the chairman of the Board of Directors, provided he or she was a non-employee director, received an additional annual fee of $20,000 consisting of cash and/or a grant of our common stock, at the election of the chairman, as follows:

•      $20,000 cash;

•      such number of shares of restricted common stock with a value of $20,000 on the Annual Grant Date; or

•      any combination of cash or grant of shares of restricted common stock in 25% increments that equals $20,000.

In June 2015, the Board of Directors, based on the recommendation of the Compensation Committee, amended and rested the Director Compensation Policy to provide for each non-employee director to receive compensation consisting of one of the following combinations of cash and/or a grant of our common stock, at the election of each non-employee director, effective as of July 1, 2015, as follows:

•                  $50,000 cash;

•                  $37,500 cash and such number of shares of restricted common stock with a value of $12,500 on the Annual Grant Date;

•                  $25,000 cash and such number of shares of restricted common stock with a value of $25,000 on the Annual Grant Date;

•                  $12,500 cash and such number of shares of restricted common stock with a value of $37,500 on the Annual Grant Date; or

•                  such number of shares of restricted common stock with a value of $50,000 on the Annual Grant Date.

In addition, effective as of July 1, 2015, the chairman of the Board of Directors, provided he or she is a non-employee director, receives an additional annual fee of $30,000 consisting of cash and/or a grant of our common stock, at the election of the chairman, as follows:

•      $30,000 cash;

•      such number of shares of restricted common stock with a value of $30,000 on the Annual Grant Date; or

•      any combination of cash or grant of shares of restricted common stock in 25% increments that equals $30,000.

The number of shares to be received by a non-employee director is calculated by dividing the total dollar amount that the non-employee director has elected to be paid in shares of restricted common stock by the fair market value of the shares of our common stock on the Annual Grant Date, which is defined in our 2015 Stock Plan as the closing price of the common stock on such date, or if such date is not a trading day, then the last market trading day prior to July 1.  Shares granted are subject to a lapsing forfeiture right such that the shares are subject to forfeiture to us if a non-employee director does not continue to serve as a member of the Board of Directors, or with respect to shares issued as part of the chairman’s compensation, as chairman of the Board of

Directors, as of the end of the applicable quarter as follows: the forfeiture right lapses as to 25% of each such grant on each of September 30, December 31, March 31 and June 30 thereafter.

Each non-employee director has the opportunity to make an election to receive all cash fees (in addition to the annual fee) in the form of cash or shares of restricted common stock or any combination of cash and shares of restricted common stock in 25% increments (calculated in accordance with the existing terms of the Director Compensation Policy).

Annual Stock Option Awards

Under our Director Compensation Policy, as in effect through June 30, 2015, each non-employee director received an annual option grant on the Annual Grant Date to purchase 10,000 shares of our common stock, and the chairman of the Board of Directors, provided he or she was a non-employee director, receives an additional annual option grant on the Annual Grant Date to purchase 4,500 shares of our common stock.  Effective as of July 1, 2015, the annual option grant to non-employee directors was increased to 20,000 shares of our common stock and the annual option grant to a non-employee chairman of the Board of Directors was increased to 15,000 shares of our common stock.  The options have an exercise price equal to the fair market value of our common stock on the Annual Grant Date and vest as to 25% of the shares on each of September 30, December 31, March 31 and June 30 thereafter, subject to the non-employee director’s continued service as a director or chairman, as applicable.

In the event of termination of service of a non-employee director, options and restricted stock granted under our Director Compensation Policy will vest to the extent of a pro rata portion through the non-employee director’s last day of service as a director or as chairman, as applicable, based on the number of days accrued in the applicable period prior to his or her termination of service.  Each non-employee director stock option will terminate on the earlier of ten years from the date of grant and three months after the recipient ceases to serve as a director, except in the case of death or disability, in which event the option will terminate one year from the date of the director’s death or disability.

The option and restricted stock awards granted in 2015 and disclosed in the above Director Compensation table were granted under our 2015 Stock Plan.

Committee Fees

Pursuant to our Director Compensation Policy, as in effect through June 30, 2015, each non-employee director also received an annual fee of $5,000 for each committee of the Board of Directors on which such individual serves, this fee is referred to as the “Committee Fee”.  However, through June 30, 2015 the chairman of each committee, other than the Audit Committee, received an annual Committee Fee of $10,000, and the chairman of the Audit Committee received an annual Committee Fee of $15,000 for services as chairman.  Effective as of July 1, 2015, the Committee Fees were increased and each non-employee director serving on a committee of the Board of Directors is eligible to receive their Committee fees in one of the following combinations of cash and/or a grant of our common stock, at the election of each such director, as follows:

•                  $10,000 cash or in the case of the chairman of the Audit Committee and Compensation Committee, $20,000 and $15,000, respectively;

•                  such number of shares of the restricted common stock with a value of the applicable Committee Fee on the Annual Grant Date, or

•                  any combination of cash or grant of shares of restricted common stock in 25% increments that equals the applicable Committee Fee.

Expenses

We reimburse each member of our Board of Directors who is not an employee for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, contained in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2015, with our management.  Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2015.

MEMBERS OF THE COMPENSATION COMMITTEE:

Robert N. Wilson (Chairman)

Bruce Kovner

Keith R. Gollust

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as otherwise noted, the following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2016 by:

•                                          the executive officers named in the Summary Compensation Table on page 7 of this Amendment;

•                                          each of our directors and director nominees;

•                                          all of our current directors and executive officers as a group; and

•                                          each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2016 pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Percentage of ownership is based on 137,806,441 shares of common stock outstanding on April 15, 2016.

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

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Chen Schor (1)	593,750	*
Marc Schneebaum (2)	159,375	*
Wendy Rieder, Esq. (3)	361,866	*
Anne C. Whitaker (4)	0	*
Vojo Vukovic, M.D., Ph.D. (5)	35,249	*
Arthur McMahon (6)	502,177	*
Keith R. Gollust (7)	2,178,433	1.6%
Bruce Kovner (8)	21,779,805	15.8%
Donald W. Kufe, M.D. (9)	91,248	*
Scott Morenstein (10)	17,857	*
William S. Reardon, C.P.A. (11)	116,392	*
Robert N. Wilson (12)	827,936	*
All current executive officers and directors as a group (9 persons) (13)	26,126,662	18.8%
Five Percent Stockholders
KFO Holdings LLC (14)	11,399,464	8.3%
c/o Caxton Corporation Princeton Plaza, Building 2 731 Alexander Road Princeton, NJ 08540

*                 Represents beneficial ownership of less than 1% of the shares of common stock.

(1)                     Consists of 300,000 shares of common stock and 293,750 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016 owned of record.  Does not include 1,500,000 shares of common stock subject to restricted stock units that will vest upon completion of a change of control transaction.

(2)                     Consists of 75,000 shares of common stock and 84,375 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016 owned of record.  Does not include 900,000 shares of common stock subject to restricted stock units that will vest upon completion of a change of control transaction.

(3)                     Consists of shares of 19,823 shares of common stock and 342,043 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016. Does not include 900,000 shares of common stock subject to restricted stock units that will vest upon completion of a change of control transaction.

(4)                     Ms. Whitaker resigned effective as of May 7, 2015.

(5)                     Consists solely of common stock.  Dr. Vukovic’s employment was terminated on November 3, 2015.  The shares included have not been verified by the company and are based on the latest public filings made by Dr. Vukovic with the Securities and Exchange Commission.

(6)                     Consists of 12,829 shares of common stock and 489,348 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016.  Mr. McMahon resigned effective as of June 30, 2015.  The shares included have not been verified by the company and are based on the latest public filings by Mr. McMahon with the Securities and Exchange Commission.

(7)                     Consists of 401,764 shares of common stock and 62,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016 held by Mr. Gollust; 1,539,169 shares of common stock owned of record by Wyandanch Partners, L.P. and 175,000 shares of common stock owned of record by Keith R. Gollust Roth IRA.  Mr. Gollust is the president and sole stockholder of Gollust Management, Inc., which is the general partner of Wyandanch Partners, L.P.

(8)                     Consists of 3,092,677 shares of common stock and 67,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016 held by Mr. Kovner; 340,970 shares of common stock held by the Kovner 2012 Family Trust B; 4,000,000 shares of common stock held by the Kovner 2015-A Investment Trust, of which Mr. Kovner is a co-trustee; 11,399,464 shares of common stock owned of record by KFO Holdings LLC, and 600,548 shares of common stock owned by OB Select Opportunities, LLC.  Mr. Kovner is the sole member of KFO Holdings LLC and he is the sole shareholder of Caxton Corporation, the sole manager of OB Select Opportunities, LLC.  Additionally, Mr. Kovner’s wife controls entities and trusts that hold an aggregate of 2,279,146 shares of common stock.  See footnote 14.

(9)                     Consist s of 25,748 shares of common stock and 65,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016.

(10)              Consists solely of shares of common stock.

(11)              Consists of 49,392 shares of common stock and 67,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016 held by Mr. Reardon.

(12)              Consists of 760,936 shares of common stock and 67,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2016 held by Mr. Wilson.

(13)              Consists of the shares of common stock and common stock issuable upon the exercise of options as set forth in footnotes 1 through 3 and 7 through 12.

(14)              Represents shares of common stock owned of record by KFO Holdings LLC.  Mr. Kovner is the sole member of KFO Holdings LLC.  See footnote 8.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders (1)	9,452,257	$4.69	8,067,115	(2)
Equity Compensation Plans not Approved by Security Holders (3)	675,000	$2.85	N/A
Total	10,127,257	$4.56	8,067,115

(1)                     These plans consist of our 2015 Stock Plan, Amended and Restated 2006 Stock Plan, or our 2006 Stock Plan, and our 2001 Stock Plan.  In connection with the adoption of our 2015 Stock Plan in June 2015, our 2006 Stock Plan was terminated and thereafter no further stock options were granted under the 2006 Stock Plan.  In connection with the adoption of our 2006 Stock Plan in March 2006, our 2001 Stock Plan was terminated and thereafter no further stock options were granted under the 2001 Stock Plan.  All outstanding stock options and stock grants granted under the 2001 Stock Plan and 2006 Stock Plan remained outstanding and subject to their terms and the terms of the 2001 Stock Plan and 2006 Stock Plan, as applicable.

(2)                     Represents shares of common stock available for future issuance under our 2015 Stock Plan.

(3)                     This plan category consists of inducement grants provided to Mr. Schor, our President and Chief Executive Officer, and Mr. Schneebaum, our Senior Vice President and Chief Financial Officer, pursuant to the terms of our employment agreements with Messrs. Schor and Schneebaum.

Stock Option Agreements with Mr. Schor and Mr. Schneebaum

Pursuant to a Stock Option Agreement with Mr. Schor, dated December 8, 2014, Mr. Schor was granted an option to purchase 450,000 shares of Common Stock at a price per share of $2.85, as an inducement material to his entering into employment with us. The grant has a term of ten years and is subject to a vesting schedule of 4 years, with 25% of the shares vesting on December 8, 2015 and 6.25% of the shares vesting each quarter thereafter, subject to his continued employment with the Company.

Pursuant to a Stock Option Agreement with Mr. Schneebaum, dated December 8, 2014, Mr. Schneebaum was granted an option to purchase 225,000 shares of Common Stock at a price per share of $2.85, as an inducement material to his entering into employment with us. The grant has a term of ten years and is subject to a vesting schedule of 4 years, with 25% of the shares vesting on December 8, 2015 and 6.25% of the shares vesting each quarter thereafter, subject to his continued employment with the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below and in this Amendment under the caption “Executive Officer and Director Compensation,” there were no transactions to which we were a party since January 1, 2015 through the date of this Amendment No. 1 to the Annual Report on Form 10-K with our directors and officers and beneficial owners of more than 5% of our voting securities and their affiliates.

Participation in 2015 Public Offering

In April 2015, we completed an underwritten public offering of 25,300,000 shares of our common stock at a price of $1.75 per share, including 22,000,000 shares in the initial closing and 3,300,000 shares upon the full exercise of the underwriters’ option to purchase additional shares. Bruce Kovner, a member of our Board of Directors, and entities affiliated with Mr. Kovner, purchased an aggregate of 6,857,142 shares in the offering for an aggregate purchase price of approximately $12.0 million. Keith Gollust, a member of our Board of Directors, and entities affiliated with Mr. Gollust, purchased an aggregate of 350,000 shares in the offering for an aggregate purchase price of $612,500. Robert Wilson, a member of our Board of Directors, purchased an aggregate of 50,000 shares in the offering for an aggregate purchase price of $87,500.

The public offering price of $1.75 per share was determined through negotiations between us and the representatives of the underwriters of the offering based on several factors, including our future prospects and those of our industry in general, our financial operating information in recent periods, and market prices of securities and financial and operating information of companies engaged in activities similar to ours.

In accordance with our policy for the approval of related person transactions described below, William Reardon, the chairman of our Audit Committee, pre-approved the participation of these officers and directors in the public offering on behalf of the Audit Committee.

Merger Agreement with Madrigal Pharmaceuticals, Inc.

On April 13, 2016, the Company and Madrigal Pharmaceuticals, Inc., or Madrigal, entered into an Agreement and Plan of Merger and Reorganization, which we refer to as the Merger Agreement, pursuant to which Saffron Merger Sub Inc., a wholly owned subsidiary of the Company, will merge with and into Madrigal, with Madrigal surviving as a wholly owned subsidiary of the Company. We refer to such transaction as the Merger. Immediately following the effective time of the Merger, we anticipate that the securityholders of the Company as of immediately prior to the Merger will own approximately 36% of the combined company and the former Madrigal securityholders will own approximately 64% of the combined company. The Merger has been approved by the boards of directors of both companies and the stockholders of Madrigal and is expected to close in the third quarter of 2016, subject to certain closing conditions, including approval of the merger by the stockholders of the Company, the Company having a minimum net cash amount of $28.5 million, and other customary conditions.

At the effective time of the Merger, (i) the officers of the Company will include Dr. Friedman, who will be Chief Executive Officer and Chairman of the combined company, Rebecca Taub, M.D., a current executive officer of Madrigal who will be the Chief Medical Officer, Executive Vice President, Research & Development, of the combined company (Dr. Taub is the spouse of Dr. Friedman), and Marc Schneebaum, the current Chief Financial Officer of Synta, who will be the Chief Financial Officer of the combined company, and (ii) the initial size of the Board of Directors of the Company shall be seven (7) and the initial directors shall be Paul A. Friedman, M.D., who shall be Chairman; Fred Craves, Ph.D., who shall be the lead director; Rebecca Taub, M.D.; Keith Gollust; and three (3) other individuals to be designated.

In order to induce Madrigal to enter into the Merger Agreement, officers, directors and certain stockholders of the Company are a party to a support agreement with Madrigal pursuant to which, among other things, each of these stockholders agreed, solely in his, her or its capacity as a stockholder, to vote all of his shares of our common stock in favor of the issuance of our common stock in the Merger pursuant to the Merger and any other matter necessary to consummate the transactions contemplated by the Merger Agreement that are considered and voted upon by our stockholders; and against any actions that could adversely affect the consummation of the merger.

As of April 25, 2016, the stockholders of the Company that are party to these support agreements owned approximately 18.2% shares of the Company’s outstanding common stock. These stockholders include executive officers and directors of the Company, entities affiliated with such persons and entities owning more than 5% of the Company’s outstanding stock.  Under these support agreements, subject to certain exceptions, such stockholders also have agreed not to sell or transfer our common stock and securities held by them until the earlier of the termination of the Merger Agreement or the completion of the Merger. To the extent that any such sale or transfer is permitted pursuant to the exceptions included in the support agreement, each person to which any shares of our common stock or securities are so sold or transferred must agree in writing to be bound by the terms and provisions of the support agreement.

In accordance with our policy for the approval of related person transactions described below, our Audit Committee pre-approved the Merger.

Interests of the Synta Directors and Executive Officers in the Merger

For information about directors and officers following the Merger, see above “–– Merger Agreement with Madrigal Pharmaceuticals, Inc.”

Additionally, as described in “Compensation Discussion and Analysis,” in December 2015, the Board of Directors approved grants of restricted stock units to Chen Schor, Marc Schneebaum and Wendy Rieder that entitle each such person to receive 1,500,000, 900,000 and 900,000 shares of common stock, respectively, upon the occurrence of a change of control transaction, which would include the Merger.

We also have severance and change of control arrangements in place with each of Messrs. Schor and Schneebaum and Ms. Rieder.  For a description and quantification of benefits payable pursuant to these agreement to these individuals in connection with a termination of employment or a change of control, which would include the Merger, see “Executive Officer and Director Compensation—Potential Payments Upon Termination or Change of Control.”

Policy for Approval of Related Person Transactions

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest:

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

For purposes of these procedures, “immediate family members” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household with the executive officer, director or 5% beneficial owner.

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

The Audit Committee or its chairman, as the case may be, shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chairman determines in good faith to be necessary.  These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to Synta; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally.  No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Synta, either directly or indirectly.  Based on this review, our Board has determined that all of the current members of the Board other than Mr. Schor are “independent directors” as defined by The Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2014 and 2015 and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2014	2015
Audit fees	$423,000	$525,000
Audit-related fees	0	0
Tax fees	16,000	19,000
All other fees	0	0
Total	$439,000	$544,000

Audit Fees

Audit services were comprised of services associated with the quarterly reviews and annual audits of our financial statements, as well as the required audit of the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.  Audit services in 2014 and 2015 also include services in connection with our at-the-market offerings.  In addition audit services in 2015 include services in connection with our public offering that was completed in April 2015.

Tax Fees

Tax fees for 2014 and 2015 included the services of Ernst & Young in connection with tax compliance, tax planning and tax advice.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with policies of the SEC regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.              Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.              Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.              Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.              Other Fees are those associated with services not captured in the other categories.  The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service.  The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members.  The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits

Item 15(a).	The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

Item 15(a)(1) and (2).

See “Index to Financial Statements” at Item 8 to the Original Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits:

The exhibits listed below are filed as part of or incorporated by reference into this Amendment No. 1 to Annual Report. Where certain exhibits are incorporated by reference from a previous filing, the exhibit numbers and previous filings are identified in parentheses.

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

			10-Q (Exhibit 10.1)	11/5/15	001-33277

10.7	Amended and Restated Promissory Note issued by the Registrant to General Electric Capital Corporation.		8-K (Exhibit 10.1.2)	4/1/13	001-33277

10.8	Promissory Note issued by the Registrant to MidCap		8-K (Exhibit 10.1.3)	10/5/10	001/33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Funding III, LLC.

10.8.1	Amended and Restated Promissory Note issued by the Registrant to MidCap Funding III, LLC.		8-K (Exhibit 10.1.3)	4/1/13	001-33277

10.9	Guaranty, dated as of September 30, 2010, by and among Synta Securities Corp. and General Electric Capital Corporation.		8-K (Exhibit 10.1.4)	10/5/10	001-33277

10.10	Pledge Agreement, dated as of September 30, 2010, by and among the Registrant, Synta Securities Corp., and General Electric Capital Corporation.		8-K (Exhibit 10.1.5)	10/5/10	001-33277

10.11	Form of Subscription Agreement, dated July 25, 2012, by and between the Registrant and each of the Purchasers participating in the Registrant’s July Registered Direct Offering.		8-K (Exhibit 10.1)	7/26/12	001-33277

10.12	Letter Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC, terminating the At the Market Issuance Sales Agreement dated as of May 2, 2012.		10-Q (Exhibit 10.4)	5/8/14	001-33277

10.13	Subscription Agreement, dated April 11, 2014, by and between the Registrant and KFO Holdings LLC.		8-K (Exhibit 10.1)	4/14/14	001-33277

10.14	New At-the-Market Issuance Sales Agreement, dated May 7, 2014, by and between the Registrant and MLV & Co. LLC.		10-Q (Exhibit 10.3)	5/8/14	001-33277

10.15	At the Market Issuance Sales Agreement, dated July 18, 2014, by and between the Registrant and MLV & Co. LLC.		8-K (Exhibit 10.1)	7/18/14	001-33277

10.16	Sales Agreement, dated October 16, 2015, by and between the Registrant and Cowen and Company, LLC.		8-K (Exhibit 10.1)	10/16/15	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

†10.17	Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-K (Exhibit 10.24)	3/20/08	001-33277

†10.17.1	Amendment No. 1, dated June 27, 2008, to Collaborative Development, Commercialization and License Agreement, dated October 8, 2007, by and between the Registrant and GlaxoSmithKline.		10-Q (Exhibit 10.4)	8/7/08	001-33277

Equity Compensation Plans

*10.18	2001 Stock Plan.		S-1/A (Exhibit 10.1)	12/1/06	333-138894

10.19	Amended and Restated 2006 Stock Plan.		8-K (Exhibit 10.1)	6/21/10	001-33277

*10.20	Form of incentive stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(a))	1/23/07	333-138894

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.21	Form of nonqualified stock option agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(b))	1/23/07	333-138894

*10.22	Form of restricted stock agreement under 2006 Stock Plan.		S-1/A (Exhibit 10.2(c))	1/23/07	333-138894

*10.23	Form of nonqualified stock option agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(d))	1/23/07	333-138894

*10.24	Form of restricted stock agreement for directors under 2006 Stock Plan.		S-1/A (Exhibit 10.2(e))	1/23/07	333-138894

*10.25	2015 Stock Plan.		8-K (Exhibit 10.1)	6/15/15	001-33277

Agreements with Executive Officers and Directors

*10.26	Amended and Restated Director Compensation Policy, effective June 5, 2015.		10-Q (Exhibit 10.1)	8/6/15	001-33277

*10.27	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		10-K (Exhibit 10.4)	3/20/08	001-33277

*10.28	Letter Agreement, dated January 14, 2003, by and between the Registrant and Wendy E. Rieder.		S-1/A (Exhibit 10.18)	12/1/06	333-138894

*10.29	Letter Agreement, dated December 9, 2008, by and between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.29)	3/11/10	001-33277

*10.30	Executive Employment Agreement, dated August 1, 2014, between Synta Pharmaceuticals Corp. and Anne C. Whitaker.		8-K (Exhibit 10.1)	8/6/14	001-33277

*10.31	Letter Agreement, dated December 3, 2014, between Synta Pharmaceuticals Corp. and Chen Schor.		8-K (Exhibit 10.1)	12/4/14	001-33277

*10.32	Offer Letter Addendum, dated as of June 9, 2015, by and between the Registrant and Chen Schor.		10-Q (Exhibit 10.3)	8/6/15	001-33277

*10.33	Letter Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum		8-K (Exhibit 10.3)	12/4/14	001-33277

*10.34	Separation Agreement between the Company and Dr. Bahcall, dated March 19, 2014.		8-K (Exhibit 10.1)	3/20/14	001-33277

*10.35	Form of Severance and Change in Control Agreement between the Registrant and Vojo Vukovic.		10-K (Exhibit 10.30)	3/11/10	001-33277

*10.36	Form of Severance and Change in Control Agreement between the Registrant and each of Keith S. Ehrlich and Wendy E. Rieder.		10-K (Exhibit 10.31)	3/11/10	001-33277

*10.37	Severance and Change of Control Agreement, dated December 3,		8-K (Exhibit 10.2)	12/4/14	001-33277

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
2014, between Synta Pharmaceuticals Corp. and Chen Schor.

*10.38	Severance and Change of Control Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum.		8-K (Exhibit 10.4)	12/4/14	001-33277

10.39	Form of Indemnification Agreement between the Registrant and its directors and executive officers.		S-1/A (Exhibit 10.26)	12/1/06	333-138894

*10.40	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.		10-Q (Exhibit 10.4)	11/6/14	001-33277

*10.41	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated September 2, 2014, between the Registrant and Anne C. Whitaker.		10-Q (Exhibit 10.5)	11/6/14	001-33277

*10.42	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Chen Schor.		10-K (Exhibit 10.45)	3/12/15	001-33277

*10.43	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.		10-K (Exhibit 10.45)	3/12/15	001-33277

*10.44	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Chen Schor.		10-K (Exhibit 10.45)	3/12/15	001-33277

*10.45	Restricted Stock Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.		10-K (Exhibit 10.45)	3/12/15	001-33277

*10.46	Separation Agreement between the Company and Keith Ehrlich, dated February 10, 2015.		10-Q (Exhibit 10.1)	5/7/15	001-33277

*10.47	Separation Agreement between the Company and Arthur McMahon, dated April 13, 2015.		10-Q (Exhibit 10.4)	8/6/15	001-33277

*10.48	Cash-Based Employee Retention and Incentive Bonus Plan.		10-Q (Exhibit 10.1)	5/7/15	001-33277

21.1	List of Subsidiaries.		10-K (Exhibit 21.1)	3/11/14	001-33277

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.		10-K (Exhibit 23.1)	3/15/16	001-33277

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-K (Exhibit 31.1)	3/15/16	001-33277

31.1.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-K (Exhibit 32.1)	3/15/16	001-33277

31.2.1	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.		10-K (Exhibit 32.1)	3/15/16	001-33277

101

The following materials from Synta Pharmaceuticals Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

			10-K (Exhibit 101) 3/15/16	3/15/16	001-33277

*                 Management contract, compensatory plan or arrangement.

†                 Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

By:	/s/ CHEN SCHOR
Chen Schor President and Chief Executive Officer (principal executive officer)

Date: April 29, 2016