Form 10-Q
period 2016-03-31
SYNTA PHARMACEUTICALS CORP
filed 2016-05-10
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  001-33277

SYNTA PHARMACEUTICALS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3508648 (I.R.S. Employer Identification No.)

125 Hartwell Avenue Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)

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

As of May 2, 2016, the registrant had 137,806,441 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$42,815	$34,966
Marketable securities	9,227	31,608
Prepaid expenses and other current assets	554	1,201
Total current assets	52,596	67,775
Property and equipment, net	374	420
Total assets	$52,970	$68,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$744	$1,299
Accrued contract research costs	2,737	6,863
Other accrued liabilities	2,826	4,976
Current portion of capital lease obligations	33	43
Current portion of term loans	2,299	4,607
Total current liabilities	8,639	17,788
Total liabilities	8,639	17,788
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at March 31, 2016 and December 31, 2015; no shares issued and outstanding at each of March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at March 31, 2016 and December 31, 2015; 137,806,441 and 137,788,584 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	14	14
Additional paid-in-capital	757,081	756,633
Accumulated other comprehensive income	4	4
Accumulated deficit	(712,768)	(706,244)
Total stockholders’ equity	44,331	50,407
Total liabilities and stockholders’ equity	$52,970	$68,195

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	3,407	16,182
General and administrative	3,040	4,150
Total operating expenses	6,447	20,332
Loss from operations	(6,447)	(20,332)
Interest expense, net	(77)	(375)
Net loss	$(6,524)	$(20,707)
Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.19)
Basic and diluted weighted average number of common shares outstanding	137,362,260	108,376,264

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,524)	$(20,707)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	2
Comprehensive loss	$(6,524)	$(20,705)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,524)	(20,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	448	1,710
Depreciation and amortization	46	169
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	647	289
Other assets	—	(259)
Accounts payable	(555)	598
Accrued contract research costs	(4,126)	194
Other accrued liabilities	(2,150)	(769)
Net cash used in operating activities	(12,214)	(18,775)
Cash flows from investing activities:
Purchases of marketable securities	(9,219)	(28,683)
Maturities of marketable securities	31,600	37,000
Net cash provided by investing activities	22,381	8,317
Cash flows from financing activities:
Payment of term loans	(2,308)	(2,301)
Payment of capital lease obligations	(10)	(10)
Net cash used by financing activities	(2,318)	(2,311)
Net increase (decrease) in cash and cash equivalents	7,849	(12,769)
Cash and cash equivalents at beginning of period	34,966	46,024
Cash and cash equivalents at end of period	$42,815	$33,255
Supplemental disclosure of cash flow information:
Cash paid for interest	$96	$325

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Nature of Business

Synta Pharmaceuticals Corp. (the Company) was incorporated in March 2000 and commenced operations in July 2001. The Company has historically focused on the research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients.

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

On April 13, 2016, the Company and Madrigal Pharmaceuticals, Inc. (Madrigal) entered into an Agreement and Plan of Merger and Reorganization pursuant to which Saffron Merger Sub Inc., a wholly owned subsidiary of the Company, will merge with and into Madrigal, with Madrigal surviving as a wholly owned subsidiary of the Company (the Proposed Merger) (See Note 11).

There is no guarantee that the Proposed Merger will be completed. The Company cannot predict whether and to what extent it may continue drug development activities, if at all, if the Proposed Merger is not completed and what its future cash needs may be for any such activities. The Company expects its $52.0 million in cash, cash equivalents and marketable securities as of March 31, 2016, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015, and the first quarter of 2016, and the discontinuation of a substantial portion of the Company’s research and development activities will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under the Company’s at-the-market-issuance sales agreement (ATM) with Cowen and Co. LLC (Cowen) (see Note 5).

The Company does not expect to raise any additional funds prior to the completion of the Proposed Merger. However, if the Proposed Merger is not completed the Company may require significant additional funds earlier than it currently expects in order to continue drug development activities and to continue to fund its operations. There can be no assurances, however, that additional funding will be available on favorable terms, or at all.

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended

March 31, 2016 and 2015, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2016 and 2015, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of March 31, 2016, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months ended March 31, 2016 and 2015, the Company did not have any transfers of financials assets between Levels 1 and 2. As of March 31, 2016, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

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

Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has “stand-alone value” to the customer separate from the undelivered elements. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. The Company did not recognize any revenue related to collaboration and license agreements during the three months ended March 31, 2016 and 2015.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2016 and 2015, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,
	2016	2015
Common stock options	7,335,500	10,123,204
Unvested restricted common stock	409,786	734,758
Unvested restricted stock units	5,000,000	—

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

In June 2014, the FASB issued ASU No. 2014-12, —Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update apply prospectively to all share-based payment awards that are granted or modified on or after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements, and to all new or modified awards thereafter. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted ASU No. 2014-12 effective January 1, 2016 and is applying this standard to account for restricted stock units granted to certain executive officers and non-executive employees (See Note 6).

In August 2014, the FASB issued ASU No. 2014-15, —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. If this standard had been adopted as of March 31, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company faces risks and uncertainties, as further described in Note 1, Nature of Business¸ that would have been considered in this analysis. The adoption of this guidance may have an effect on the Company’s disclosures in future periods.

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2016 and December 31, 2015 was as follows in thousands (see Note 2):

	March 31, 2016
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$25,986	$—	$—	$25,986
Corporate debt securities due within 3 months of date of purchase (Level 2)	16,829	—	—	16,829
Total cash and cash equivalents	42,815	—	—	42,815
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	9,223	4		9,227
Total cash, cash equivalents and marketable securities	$52,038	$4	$—	$52,042

	December 31, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$27,473	$—	$—	$27,473
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,493	—	—	7,493
Total cash and cash equivalents	34,966	—	—	34,966
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	31,604	5	(1)	31,608
Total cash, cash equivalents and marketable securities	$66,570	$5	$(1)	$66,574

(4) Property and Equipment

Property and equipment as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
	(in thousands)
Laboratory equipment	$12,217	$12,217
Leasehold improvements	5,030	5,030
Computers and software	3,005	3,136
Furniture and fixtures	1,182	1,182
	21,434	21,565
Less accumulated depreciation and amortization	(21,060)	(21,145)
	$374	$420

Depreciation and amortization expenses of property and equipment, including equipment purchased under capital leases, were approximately $46,000 and $169,000 in the three months ended March 31, 2016 and 2015, respectively.

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

At-The-Market Issuance Sales Agreement

In October 2015, the Company entered into an at-the-market issuance sales agreement (October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $100 million, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). The Company will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by the Company at any time upon 10 days’ notice. No shares have been sold to-date under the October 2015 Sales Agreement.

(6) Stock-Based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan and reserved 8,741,000 shares of common stock for future issuance. The 2015 Stock Plan replaced the 2006 Stock Plan which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of March 31, 2016, the Company had options outstanding to purchase 7,335,500 shares of its common stock, which includes options outstanding under its 2001 Stock Plan and 2006 Stock Plan that were terminated in March 2006 and June 2015, respectively. As of March 31, 2016, 10,636,423 shares were available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Shares	Weighted average exercise price
Outstanding at January 1, 2016	10,127,257	$4.56
Options granted	—	—
Options exercised	—	—
Options cancelled	(2,791,757)	5.85
Outstanding at March 31, 2016	7,335,500	$4.07
Exercisable at March 31, 2016	3,895,204	$5.68

The total cash received by the Company as a result of stock option exercises was $0 in each of the three months ended March 31, 2016 and 2015. The weighted-average grant date fair values of options granted during the three months ended March 31, 2016 and 2015 were $0 and $1.92, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested in the three months ended March 31, 2016 and 2015 was $8,000 and $19,000, respectively.

The following table summarizes unvested restricted share activity during the three months ended March 31, 2016:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2016	426,706	$2.61
Vested	(34,777)	1.73
Granted	17,857	0.35
Forfeited	—	—
Outstanding at March 31, 2016	409,786	$2.59

Restricted Stock Units

In December 2015, in connection with the Company’s review of its strategy and the exploration of strategic alternatives, the Compensation Committee approved the grant of five million milestone-based restricted stock units (RSU’s), effective on January 4, 2016, to certain executive officers and non-executive employees. The restricted stock units only vest if the executive officer or non-executive employee is employed by the Company at the closing of a defined Transaction that occurs on or prior to December 31, 2016, or if such person is terminated prior to that date by the Company other than for cause. The grant was intended to further align the interests of the Company’s executive team with its stockholders by providing equity participation in a strategic transaction and to promote maximizing stockholder value in such a transaction. If completed, the Proposed Merger with Madrigal would be a covered Transaction. The Company will not recognize stock compensation in connection with these restricted stock units until the closing of the Proposed Merger with Madrigal Pharmaceuticals, Inc. (see Note 11), which is expected to occur in the third quarter of 2016, subject to customary closing conditions, including the approval of the Company’s stockholders and the Company having a minimum net cash amount of $28.5 million.

Stock-Based Compensation Expense

For the three months ended March 31, 2016 and 2015, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	—	1.77%
Expected life in years	—	6.25
Volatility	—	101%
Expected dividend yield	—	—

Stock-based compensation expense during the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense by type of award:
Employee stock options	$326	$1,508
Restricted stock	122	202
Total stock-based compensation expense	$448	$1,710

Effect of stock-based compensation expense by line item:
Research and development	$(47)	$981
General and administrative	495	729
Total stock-based compensation expense included in net loss	$448	$1,710

Unrecognized stock-based compensation expense as of March 31, 2016 was as follows (dollars in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Employee stock options	$4,386	2.96
Restricted stock	777	1.76
Restricted stock units	1,650	0.75
Total	$6,813	2.29

7) Other Accrued Liabilities

Other accrued liabilities as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Compensation and benefits	$1,349	$3,072
Professional fees	556	867
Other	921	1,037
	$2,826	$4,976

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

License Arrangement

In May 2014, the Company entered into a license arrangement for its CRACM program, including two lead candidates and the associated intellectual property portfolio, with PRCL Research Inc. (PRCL), a company funded by TVM Life Science Venture VII and the Fonds de Solidarité des Travailleurs du Québec, based in Montreal, Canada. PRCL plans to develop one of the two lead candidates licensed from the Company to proof-of-concept. Synta was granted a minority interest in PRCL in exchange for its contribution of know-how and intellectual property and also holds a seat on PRCL’s Board of Directors. Synta will not be required to provide any research funding or capital contributions to PRCL. Synta will be reimbursed by PRCL for any ongoing intellectual property management costs in connection with the contributed intellectual property and may conduct preclinical research activities which would be reimbursed by PRCL. If and when proof-of-concept is reached with either drug candidate, Eli Lilly and Company, which is an investor in TVM, will manage the development program through one of its divisions and will have an option to acquire PRCL or its assets at the then fair value.

Elesclomol (Mitochondria-Targeting Agent)

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

(9) Term Loans

General Electric Capital Corporation

In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. This amendment was accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. As of March 31, 2016, in accordance with the GECC Term Loan, $2.3 million in remaining principal payments is scheduled to be paid by June 2016, at which time the Company is obligated to pay an exit fee in the amount of $788,000.

The Company has paid various transaction fees and expenses in connection with the GECC Term Loan, which are deferred and are being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the exit fee of $788,000 payable at the time of the final principal payment is being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended March 31, 2016 and 2015, the Company recognized GECC Term Loan interest expense of $110,000 and $363,000, respectively, of which $36,000 and $73,000, respectively, was in connection with these transaction and exit fees and expenses in each of the periods. The Company may prepay the full amount of the GECC Term Loan, subject to prepayment premiums under certain circumstances. The Company did not issue any warrants in connection with the GECC Term Loan.

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

Oxford Finance Corporation

In December 2012, the Company entered into an amended loan and security agreement with Oxford Finance Corporation (Oxford) and received $0.6 million in additional equipment financing that is payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance (collectively, the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. As of March 31, 2016, in accordance with the Oxford Term Loan, $49,000 in remaining principal payments is scheduled to be paid by July 2016.

The Company recognized approximately $2,000 and $10,000 in interest expense in the three months ended March 31, 2016 and 2015, respectively, related to the outstanding principal under the Oxford Term Loan. In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses have been deferred and are being amortized as interest expense over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan. The Company may prepay the Oxford Term Loan, subject to prepayment premiums under certain circumstances. Oxford has the right to require the Company to prepay the Oxford Term Loan if the Company prepays the full amount of the GECC Term Loan under certain circumstances.

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

(10) Restructurings — November 2015 and February 2016

In October 2015, the Company announced its decision to terminate for futility its Phase 3 GALAXY-2 trial of ganetespib and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on a review of a pre-planned interim analysis, the study’s Independent Data Monitoring Committee concluded that the addition of ganetespib to docetaxel is unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to docetaxel alone.

In November 2015, following the termination of the GALAXY-2 trial, the Company committed to a restructuring that consisted primarily of a workforce reduction of 45 positions, to a total of 33 positions, to better align its workforce to its revised operating plan. The restructuring was substantially completed during the fourth quarter of 2015. Cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, were approximately $2.6 million of which approximately $1.3 million was paid during the fourth quarter of 2015 and approximately $1.2 million was paid during the first quarter of 2016. As of March 31, 2016, approximately $0.1 million was accrued in remaining restructuring-related payments that is expected to be paid in the second quarter of 2016.

In February 2016, in order to conserve cash while the Company continues to evaluate its strategies to maximize value for stockholders, the Company committed to an additional restructuring that consisted primarily of a workforce reduction of 23 positions, including 19 research and development positions, to a total of 10 positions. In connection with this restructuring, the Company discontinued a substantial portion of its research and development activities. The restructuring was completed in the first quarter of 2016. Cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, were approximately $1.5 million of which approximately $0.6 million was paid during the first quarter of 2016. As of March 31, 2016, approximately $0.9 million was accrued in remaining restructuring-related payments that is expected to be substantially paid in the second quarter of 2016.

(11) Subsequent Events

Merger Agreement

On April 13, 2016, the Company and Madrigal Pharmaceuticals, Inc. (Madrigal) entered into an Agreement and Plan of Merger and Reorganization pursuant to which Saffron Merger Sub Inc., a wholly owned subsidiary of the Company, will merge with and into Madrigal, with Madrigal surviving as a wholly owned subsidiary of the Company (the Proposed Merger). Under the terms of the Proposed Merger, the Company will acquire all outstanding shares of Madrigal in exchange for approximately 253.9 million newly issued shares of the Company’s common stock. Immediately following the effective time of the Proposed Merger, the Company anticipates that the stockholders of the Company as of immediately prior to the Proposed Merger will own approximately 36% of the combined company and the former Madrigal stockholders will own approximately 64% of the combined company. The Proposed Merger has been approved by the boards of directors of both companies and the stockholders of Madrigal and is expected to close in the third quarter of 2016, subject to customary closing conditions, including the approval of the Company’s stockholders and the Company having a minimum net cash amount of $28.5 million.

At the effective time of the Proposed Merger, (i) the officers of the Company will include Dr. Paul A. Friedman, a former director of the Company, who will be Chief Executive Officer and Chairman of the combined company, Rebecca Taub, M.D., a current executive officer of Madrigal who will be the Chief Medical Officer, Executive Vice President, Research & Development, of the combined company (Dr. Taub is the spouse of Dr. Friedman), and Marc Schneebaum, the current Chief Financial Officer of Synta, who will be the Chief Financial Officer of the combined company, and (ii) the initial size of the Board of Directors of the Company shall be seven (7) and the initial directors shall be Paul A. Friedman, M.D., who shall be Chairman; Fred Craves, Ph.D., who shall be the lead director; Rebecca Taub, M.D.; Keith Gollust; and three (3) other individuals to be designated.  The resignations from Synta’s board of directors of each of Chen Schor, Donald W. Kufe, M.D., William S. Reardon, C.P.A., Scott Morenstein, Robert N. Wilson and Bruce Kovner will be effective as of the effective time of the Proposed Merger.

The Proposed Merger is intended to create a company focused on the development of novel small-molecule drugs addressing major unmet needs in cardiovascular-metabolic diseases and non-alcoholic steatohepatitis (NASH). Madrigal’s lead compound, MGL-3196, is a Phase 2-ready once-daily, oral, liver-directed selective thyroid hormone receptor-ß (THR-ß) agonist for the treatment of NASH and heterozygous and homozygous familial hypercholesterolemia (HeFH, HoFH).

The Company continues to conduct limited activities with respect to ganetespib and the drug candidates from its Hsp90 inhibitor drug candidate (“HDC”) program, including its lead HDC candidate, STA-12-8666.

Facility Lease Termination

On April 19, 2016, the Company entered into a Lease Termination Agreement (the “Termination”) with Duffy Hartwell, LLC (the “Landlord”) which terminated the lease, dated as of November 4, 1996, by and between the Company and the Landlord, pursuant to which the Company leased 34,250 square feet of the building located at 45 Hartwell Avenue, Lexington, MA 02421 (as amended, the “Lease”). The Lease was initially scheduled to expire on November 30, 2016. Pursuant to the Termination, the Lease was terminated early, effective as of the date the Company vacated the premises and the Landlord received the final termination payment of approximately $213,000, both of which occurred prior to May 1, 2016 (the “Termination Date”). Following the Termination Date, the Company has no further rent obligations to the Landlord pursuant to the Lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in this Quarterly Report on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

Synta Pharmaceuticals Corp. (“Synta” or the “Company”) is a company that has been historically focused on research, development and commercialization of novel oncology medicines that have the potential to change the lives of cancer patients. In October 2015, we announced the decision to terminate for futility the Phase 3 GALAXY-2 trial of our novel heat shock protein 90 (Hsp90) inhibitor, ganetespib, and docetaxel in the second-line treatment of patients with advanced non-small cell lung adenocarcinoma. Based on the review of a pre-planned interim analysis, the study’s Independent Data Monitoring Committee (IDMC) concluded that the addition of ganetespib to docetaxel was unlikely to demonstrate a statistically significant improvement in overall survival, the primary endpoint of the study, compared to docetaxel alone.

Following termination of the GALAXY-2 trial in October 2015, we initiated a comprehensive review of our strategy. In November 2015, we committed to a restructuring that consisted primarily of a workforce reduction to better align our workforce to our revised operating plans, which included support of key ongoing ganetespib investigator-sponsored studies and continued effort on the development of candidates from our Hsp90 inhibitor drug candidate (“HDC”) program, in particular our lead HDC candidate, STA-12-8666. As announced in March 2016, in order to conserve cash while we continue to evaluate strategic alternatives to maximize value for stockholders, we committed to a further restructuring in February 2016 that consisted primarily of a workforce reduction of 23 positions, including 19 research and development positions, to a total of 10 remaining positions. In connection with this restructuring, we discontinued a substantial portion of our research and development activities. We continue to conduct limited activities with respect to ganetespib and the drug candidates from our HDC program, including STA-12-8666, as detailed below.

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have principally been engaged in the discovery and development of novel drug candidates. As of March 31, 2016, we have raised an aggregate of approximately $868.9 million in cash proceeds to fund operations, including $665.9 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income.

We have historically devoted substantially all of our resources to the discovery and development of our drug candidates, as well as intellectual property prosecution. We currently do not have any drugs that are commercially available and none of our drug candidates have obtained approval of the U.S. Food and Drug Administration, or FDA, or any similar foreign regulatory authority. Since our inception, we have had no revenues from product sales. As of March 31, 2016, we had an accumulated deficit of $712.8 million.

Key Developments

On April 13, 2016, Synta and Madrigal Pharmaceuticals, Inc. (Madrigal) entered into an Agreement and Plan of Merger and Reorganization pursuant to which Saffron Merger Sub Inc., a wholly owned subsidiary of Synta, will merge with and into Madrigal, with Madrigal surviving as a wholly owned subsidiary of the Company (the Proposed Merger). Under the terms of the Proposed Merger, we will acquire all outstanding shares of Madrigal in exchange for approximately 253.9 million newly issued shares of our common stock. Immediately following the effective time of the Proposed Merger, we anticipate that the stockholders of Synta as of immediately prior to the Proposed Merger will own approximately 36% of the combined company and the former Madrigal stockholders will own approximately 64% of the combined company. The Proposed Merger has been approved by the boards of directors of both companies and the stockholders of Madrigal and is expected to close in the third quarter of 2016, subject to customary closing conditions, including the approval of our stockholders and us having a minimum net cash amount of $28.5 million.

At the effective time of the Proposed Merger, (i) the officers of the Company will include Dr. Paul A. Friedman, a former director of the Company, who will be Chief Executive Officer and Chairman of the combined company, Rebecca Taub, M.D., a current executive officer of Madrigal who will be the Chief Medical Officer, Executive Vice President, Research & Development, of the combined company (Dr. Taub is the spouse of Dr. Friedman), and Marc Schneebaum, the current Chief Financial Officer of Synta, who will be the Chief Financial Officer of the combined company, and (ii) the initial size of the Board of Directors of the Company shall be seven (7) and the initial directors shall be Paul A. Friedman, M.D., who shall be Chairman; Fred Craves, Ph.D., who shall be the lead director; Rebecca Taub, M.D.; Keith Gollust; and three (3) other individuals to be designated.  The resignations from Synta’s board of directors of each of Chen Schor, Donald W. Kufe, M.D., William S. Reardon, C.P.A., Scott Morenstein, Robert N. Wilson and Bruce Kovner will be effective as of the effective time of the Proposed Merger.

The Proposed Merger is intended create a company focused on the development of novel small-molecule drugs addressing major unmet needs in cardiovascular-metabolic diseases and non-alcoholic steatohepatitis (NASH). Madrigal’s lead compound, MGL-3196, is a Phase 2-ready once-daily, oral, liver-directed selective thyroid hormone receptor-ß (THR-ß) agonist for the treatment of NASH and heterozygous and homozygous familial hypercholesterolemia (HeFH, HoFH).

We continue to conduct limited activities with respect to ganetespib and the drug candidates from our Hsp90 inhibitor drug candidate (“HDC”) program, including our lead HDC candidate, STA-12-8666, as detailed below.

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

HDC Program

Our Hsp90 inhibitor drug conjugate, or HDC, program is based on the observation that small molecule inhibitors of Hsp90 are retained in tumors for as much as 20 times longer than in blood or normal tissue. Preclinical experiments have shown that following intravenous administration in animals, ganetespib can persist in tumor cells for over a week, while it is cleared from blood and normal tissues in a matter of hours. Similar results demonstrating this characteristic have been published by others using first-generation Hsp90 inhibitors such as 17-AAG and its derivatives, as well as other classes of Hsp90 inhibitors.

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

Our lead drug candidate from our HDC program is STA-12-8666, a conjugate of an Hsp90 inhibitor bound to SN-38, the highly potent active metabolite of the widely used chemotherapy irinotecan. We have decided not to pursue an IND submission for STA-12-8666 in the immediate future. However, we are currently conducting preclinical studies for STA-12-8666 to support an IND submission, if we determine to pursue such a submission at some point in the future.

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

We expect that general and administrative expense will increase in 2016 as compared to prior periods related to the transaction costs to complete the Proposed Merger, including professional fees for financial advisory services and legal and audit fees, and the re-allocation of a substantial portion of our facilities overhead costs that would otherwise be charged to research and development expense (until our facilities leases expire in the fourth quarter of 2016). This increase will be partially offset by lower personnel-related costs and stock compensation due to the restructurings in the fourth quarter of 2015 and the first quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation purposes, which resulted in a lower level of general and administrative support functions.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to contract research accruals, the recoverability of long-lived assets and the measurement of stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016. There have been no significant changes to our critical accounting policies in 2016 to-date.

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Revenues

There were no revenues in each of 2016 and 2015.

Research and Development Expense

	Three Months Ended March 31,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)

Ganetespib	$1.7	$13.2	$(11.5)	(87)%
STA-12-8666	0.7	1.7	(1.0)	(59)%
Elesclomol	—	0.1	(0.1)	(100)%
CRACM	—	0.1	(0.1)	(100)%
Early stage programs and other	1.0	1.1	(0.1)	(9)%
Total research and development	$3.4	$16.2	$(12.8)	(79)%

Ganetespib

In 2016 as compared to 2015, costs incurred under our ganetespib program decreased by $11.5 million, including decreases of $4.4 million in personnel-related costs, related research supplies, operational overhead and stock compensation resulting from a lower level of FTEs, and $7.1 million in external costs. Decreases in internal costs were the result of lower headcount related to restructurings in the first quarter of 2015 to align our then-modified strategy to focus resources on value creating milestones, in the fourth quarter of 2015 following the termination of the GALAXY-2 trial for futility and in the first quarter of 2016 for further cash conservation while we evaluated business alternatives to maximize value for stockholders. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation. Decreases in external costs principally resulted from costs incurred in 2015 that were not incurred in 2016 related to the conduct of the GALAXY-2 trial that was terminated in October 2015 for futility and the I-SPY-2 trial that was fully enrolled by the fourth quarter of 2015, as well as trial close-outs of the GALAXY-1 and ENCHANT-1 trials. We anticipate that overall research and development costs in support of the ganetespib program will decrease significantly for the foreseeable future as compared to prior periods.

STA-12-8666

In 2016 as compared to 2015, costs incurred under our STA-12-8666 program decreased by $1.0 million, including decreases of $0.6 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.4 million for external costs. Decreases in internal costs were the result of lower headcount related to restructurings in the first quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation. Decreases in external costs principally resulted from costs incurred in 2015 that were not incurred in 2016 related to the pre-clinical development of our lead HDC candidate, STA-12-8666. We anticipate that overall research and development costs in support of the STA-8666 program will decrease significantly for the foreseeable future as compared to prior periods, as highlighted above, and based on our decision not to pursue submitting an IND submission for STA-12-8666 in the immediate future.

Elesclomol

In 2016 as compared to 2015, costs incurred under our elesclomol program decreased by $0.1 million in external costs.

CRACM

In 2016 as compared to 2015, costs incurred under our CRACM program decreased by $0.1 million in internal costs.

Early-stage programs

In 2016 as compared to 2015, costs incurred under our early stage programs decreased by $0.1 million in personnel-related costs, related research supplies, operational overhead and stock compensation.

General and Administrative Expense

	Three Months Ended March 31,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)
General and administrative	$3.0	$4.1	$(1.1)	(27)%

In 2016 as compared to 2015, general and administrative expenses decreased by $1.1 million, including decreases of  $0.6 million in personnel-related costs, related overhead and stock compensation and $0.5 million in external professional fees. These decreases were the result of lower head count and realized cost savings initiatives related to the restructurings in the fourth quarter of 2015 and the first quarter of 2016. We expect that general and administrative expense will increase in 2016 as compared to prior periods related to the transaction costs to complete the Proposed Merger, including financial advisory services and legal and audit fees, and the re-allocation of a substantial portion of facilities overhead costs that would otherwise be charged to research and development expense (until our facilities leases expire in the fourth quarter of 2016). These increases will be partially offset by lower personnel-related costs and stock compensation due to the restructurings in the fourth quarter of 2015 and the first quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation, which resulted in a lower level of general and administrative support functions.

Interest Expense, net

	Three Months Ended March 31,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)
Interest expense, net	0.1	$0.4	$(0.3)	(75)%

In 2016 as compared to 2015, interest expense decreased due to principal payments under the GECC Term Loan and the Oxford Term Loan. Interest expense will continue to decrease as a result of scheduled maturities of the GECC Term Loan and the Oxford Term Loan in June 2016 and July 2016, respectively.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Cash, cash equivalents and marketable securities	$52.0	$76.6
Working capital	44.0	47.1
Cash flows (used in) provided by:
Operating activities	(12.2)	(18.8)
Investing activities	22.4	8.3
Financing activities	(2.3)	(2.3)

Our operating activities used cash of $12.2 million and $18.8 million in 2016 and 2015, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2016, our investing activities provided cash of $22.4 million, including the maturities of marketable securities in our investment portfolio in the amount of $31.6 million, offset by purchases of marketable securities in the amount of $9.2 million. In 2015, our investing activities provided cash of $8.3 million, including the maturities of marketable securities in our investment portfolio in the amount of $37.0 million, offset by purchases of marketable securities in the amount of $28.7 million.

In each of 2016 and 2015, our financing activities used cash of $2.3 million related to the principal payments in connection with the GECC Term Loan and Oxford Term Loan.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations and commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except that in April 2016, we entered into a Lease Termination Agreement (the “Termination”) with Duffy Hartwell, LLC (the “Landlord”) which terminated the lease, dated as of November 4, 1996, by and between us and the Landlord, pursuant to which we leased 34,250 square feet of the building located at 45 Hartwell Avenue, Lexington, MA 02421 (as amended, the “Lease”). The Lease was initially scheduled to expire on November 30, 2016. Pursuant to the Termination, the Lease was terminated early, effective as of the date we vacated the premises and the Landlord received the final termination payment of approximately $213,000, both of which occurred prior to May 1, 2016 (the “Termination Date”). Following the Termination Date, we have no further rent obligations to the Landlord pursuant to the Lease.

At-The-Market Issuance Sales Agreement with Cowen and Company, LLC

In October 2015, we entered into an at-the-market issuance sales agreement (October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $100 million, from time to time, at our option, through Cowen as our sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and Cowen. Subject to the terms and conditions of the Sales

Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). We will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by us at any time upon 10 days’ notice. No shares have been sold to-date under the October 2015 Sales Agreement.

Term Loans

General Electric Capital Corporation (GECC)

In March 2013, we amended our loan and security agreement entered into in September 2010 with GECC and one other lender, or the GECC Term Loan, and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. Interest on the borrowings under the GECC Term Loan remains at the annual rate of 9.75%. As of March 31, 2016, in accordance with the GECC Term Loan, $2.3 million in remaining principal payments is scheduled to be paid by June 2016, at which time we are obligated to pay an exit fee in the amount of $788,000. (See Note 9 of the accompanying condensed consolidated financial statements.)

Oxford Finance Corporation (Oxford)

In December 2012, we entered into an amended loan modification agreement with Oxford, or the Oxford Term Loan, under which we received $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. As of March 31, 2016, in accordance with the Oxford Term Loan, $49,000 in remaining principal payments is scheduled to be paid by July 2016. (See Note 9 of the accompanying condensed consolidated financial statements.)

Facilities Leases

We currently lease three research and office facilities under non-cancelable and renewable operating leases with terms expiring in the fourth quarter of 2016. These lease agreements include customary provisions for rent increases, escalations for operating costs and renewals. As a result of the restructurings in November 2015 and February 2016, and related events, we have terminated one of our leases and are evaluating possible early lease terminations for our other office locations. See “- Contractual Obligations and Commitments” above for a discussion of the termination of one of our leases.

Liquidity

Funding Requirements

We do not plan to use our existing capital resources to fund the completion of the development of any of our product candidates. Our future capital requirements as a stand-alone company, if the Proposed Merger were not to be completed, are difficult to forecast. Our future funding requirements will depend on many factors, including, but not limited to:

•                  the completion of the ongoing investigator-sponsored clinical trials of ganetespib;

•                  the costs involved in conducting preclinical and clinical activities for our ganetespib and HDC programs;

•                  the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•                  the extent to which we may elect to continue drug development activities in the future, if at all; and

•                  the timing and completion of the Proposed Merger.

As of March 31, 2016, we had $52.0 million in cash, cash equivalents and marketable securities, a decrease of $14.6 million from $66.6 million as of December 31, 2015. This decrease principally reflects cash used in operations and term loan principal payments as discussed under “Cash Flows” above.

We have not yet generated any product revenue and may never do so. We cannot predict whether and to what extent we may continue drug development activities, if at all, and what our future cash needs may be for any such activities. We expect our $52.0 million in cash resources as of March 31, 2016, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our ATM. We have an effective shelf registration statement on Form S-3 (File No. 333-206135) under which we have up to $300 million in securities available for future issuance, including up to $100 million in shares of common stock that we have reserved and that may be offered and sold under the October 2015 Sales Agreement with Cowen. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates.

We do not expect to raise any additional funds prior to the completion of the Proposed Merger. However, if the Proposed Merger is completed, or if the Proposed Merger does not close, we may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials and conduct additional preclinical and discovery activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with future research and development activities.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth below under the heading “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.  As of March 31, 2016, we had cash, cash equivalents and marketable securities of $52.0 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 1A.  Risk Factors.

The following risk factors section amends, restates and supersedes the risk factors section included in Part I, Item 1A of our 2015 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. Further, the following risk factors do not include all risk factors that may be faced by the combined company, should the Proposed Merger be completed. A more comprehensive set of risk factors relating to the combined company will be included in a proxy statement to be filed with the SEC by us in connection with the Proposed Merger.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this quarterly report or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to the Proposed Merger

The announcement and pendency of the Proposed Merger could have an adverse effect on our business, financial condition, results of operations, or business prospects.

While there have been no significant adverse effects to date, the announcement and pendency of the Proposed Merger could disrupt our businesses in the following ways, among others:

•                  third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Proposed Merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•                  the attention of our management may be directed toward the completion of the Proposed Merger and related matters and may be diverted from the day-to-day business operations of Synta, including from other opportunities that might otherwise be beneficial to us.

Should they occur, any of these matters could adversely affect our financial condition, results of operations, or business prospects.

The market price of our common stock following the Proposed Merger may decline as a result of the transaction.

The market price of our common stock may decline as a result of the Proposed Merger for a number of reasons, including if:

•                  investors react negatively to the prospects of the combined company’s business and prospects; or

•                  the performance of the combined company’s business or its future prospects are not consistent with the expectations of financial or industry analysts.

Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Proposed Merger.

After the completion of the Proposed Merger, the current stockholders of Synta will own a significantly smaller percentage of the combined company than their ownership of Synta prior to the Proposed Merger. At the effective time of the Proposed Merger, our stockholders will collectively own approximately 36% of the outstanding shares of the combined company, assuming no future, unanticipated issuances of Synta or Madrigal capital stock prior to closing of the Proposed Merger. In addition, the seven-member board of directors of the combined company will initially be comprised of five Madrigal directors, one current Synta director and one additional director mutually agreed to by Synta and Madrigal. Consequently, our stockholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of Synta.

Our stockholders may not realize a benefit from the Proposed Merger commensurate with the ownership dilution they will experience in connection with the Proposed Merger.

If the combined company is unable to realize the full strategic and financial benefits anticipated from the Proposed Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Proposed Merger.

Failure to complete the Proposed Merger may adversely affect our common stock price and our future business and operations.

If the Proposed Merger is not completed, we are subject to the following risks:

•                  if the Merger Agreement is terminated under certain circumstances, we will be required to pay Madrigal a termination fee of $1.25 million, or to reimburse Madrigal for up to $250,000 in certain transaction expenses;

•                  the attention of our management will have been diverted to the Proposed Merger instead of being directed solely to our own operations and the pursuit of other opportunities that may have been beneficial to us;

•                  the loss of our time and resources;

•                  the price of our stock may decline and remain volatile; and

•                  costs related to the Proposed Merger, such as legal, accounting and transaction agent fees, some of which must be paid even if the Proposed Merger is not completed.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a transaction that is superior or equal in value to the Proposed Merger.

The conditions under the Merger Agreement to Madrigal’s consummation of the Proposed Merger may not be satisfied at all or in the anticipated timeframe.

The obligation of Madrigal to complete the Proposed Merger is subject to certain conditions, including the approval by our stockholders of certain matters and other customary closing conditions, including, among other things, the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain materiality qualifications, compliance by the parties with their respective covenants under the Merger Agreement and no law or order preventing the Proposed Merger and related transactions. These conditions are described in more detail in the Merger Agreement, which is filed as Exhibit 2.1 hereto and incorporated herein by reference.

We also intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

During the pendency of the Proposed Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement generally prohibit Synta and Madrigal from entering into certain extraordinary transactions with any third party, including mergers, purchases or sales of assets, or other business combinations, subject to certain exceptions relating to fiduciary duties, or from completing other transactions that are not in the ordinary course of business pending completion of the Proposed Merger, including transactions that may be favorable to the companies or their stockholders. As a result, if the Proposed Merger is not completed, our stockholders may be adversely impacted by our inability to pursue other beneficial opportunities during the pendency of the Proposed Merger.

Provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the Proposed Merger.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal constitutes, or is reasonably likely to result in, a superior acquisition proposal, and that failure to pursue such proposal would be considered a breach of the board’s fiduciary duties. If we terminate the Merger Agreement because we enter into an alternative superior transaction, we would be required to pay a termination fee of $1.25 million to Madrigal. Such termination fee may discourage third parties from submitting alternative takeover proposals to us, and may cause the board of directors to be less inclined to recommend an alternative proposal.

The lack of a public market for Madrigal shares makes it difficult to determine the fair market value of Madrigal, and the merger consideration to be issued to Madrigal stockholders may exceed the actual value of Madrigal.

The outstanding capital stock of Madrigal is privately held and is not traded on any public market, which makes it difficult to determine the fair market value of Madrigal. There can be no assurances that the merger consideration to be issued to Madrigal stockholders will not exceed the actual value of Madrigal.

Even if the Proposed Merger is consummated, we may fail to realize the anticipated benefits of the Proposed Merger.

The success of the Proposed Merger will depend on, among other things, the combined company’s ability to achieve its business objectives, including the successful development of its product candidates. If the combined company is not able to achieve these objectives, the anticipated benefits of the Proposed Merger may not be realized fully, may take longer to realize than expected, or may not be realized at all.

Synta and Madrigal have operated and, until the completion of the Proposed Merger, will continue to operate independently. Even if the Proposed Merger is completed, it is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, an adverse impact on the value of our assets, or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to comply with reporting obligations as a public company, to satisfy our obligations to third parties or to achieve the anticipated benefits of the Proposed Merger. Integration efforts between the two companies will also divert management’s attention and resources. Any delays in the integration process or inability to realize the full extent of the anticipated benefits of the Proposed Merger could have an adverse effect on our business and the results of our operations. Such an adverse effect on our business may impact the value of the shares of the combined company’s common stock after the completion of the Proposed Merger.

Potential difficulties that may be encountered in the integration process include the following:

•                  using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•                  appropriately managing the liabilities of the combined company;

•                  potential unknown or currently unquantifiable liabilities associated with the Proposed Merger and the operations of the combined company; and

•                  performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Proposed Merger and integrating the companies’ operations.

In addition, Madrigal could be materially adversely affected prior to the closing of the Proposed Merger, which could have a material adverse effect on the combined company if we are required to complete the Proposed Merger. For example, we are required under the Merger Agreement to complete the Proposed Merger despite any changes in general economic or political conditions or the securities market in general, to the extent they do not disproportionately affect Madrigal; any changes in or affecting the industries in which Madrigal operates, to the extent they do not disproportionately affect Madrigal; any changes, effects or circumstances resulting from the announcement or pendency of the Merger Agreement or the completion of the contemplated transactions or compliance with the terms of the Merger Agreement; and continued losses from operations or decreases in cash balances of Madrigal. If any such adverse changes occur and the Proposed Merger is still completed, the combined company’s stock price may suffer. This in turn may reduce the value of the Proposed Merger to our stockholders.

We may not be able to complete the Proposed Merger and may elect to pursue another strategic transaction similar to the Proposed Merger, which may not occur on commercially reasonably terms or at all.

We cannot assure you that we will complete the Proposed Merger in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights. Our assets currently consist primarily of cash, cash equivalents and marketable securities, and our listing on the NASDAQ Global Market. If we do not complete the Proposed Merger, our board of directors may elect to attempt to complete another strategic transaction similar to the Proposed Merger. Such attempts will likely be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

If the Proposed Merger is not completed, we may elect to liquidate our remaining assets, and there can be no assurances as to the amount of cash available to distribute to stockholders after paying our debts and other obligations.

If we do not complete the Proposed Merger, the board of directors may elect to take the steps necessary to liquidate all of our remaining assets. The process of liquidation may be lengthy and we cannot make any assurances regarding the timing of completing such a process. In addition, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution.

We will incur substantial transaction-related costs in connection with the Proposed Merger.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Proposed Merger and combining the two companies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business with Madrigal’s business, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business and would impair our ability to complete the Proposed Merger.

It is a condition to Madrigal’s obligation to complete the Proposed Merger that Synta maintain the listing of its common stock on NASDAQ. Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On December 3, 2015, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market, or NASDAQ, that our common stock had not met the $1.00 per share minimum bid price requirement for the last 30 consecutive business days pursuant to NASDAQ Listing Rule 5450(a)(1) and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) we would be afforded 180 calendar days, or until May 31, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by May 31, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on the NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The closing bid price of our common stock on the NASDAQ Global Market was $xx on May 6, 2016.

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

A failure by the combined company upon completion of the Proposed Merger to comply with the initial listing standards of the NASDAQ Global Market or the NASDAQ Capital Market may subject our stock to delisting from the NASDAQ Global Market, which listing is a condition to the completion of the Proposed Merger.

Upon the completion of the Proposed Merger, we will be required to meet the initial listing requirements to maintain the listing and continued trading of our shares on the NASDAQ Global Market or the NASDAQ Capital Market. These initial listing requirements are more difficult to achieve than the continued listing requirements under which we are now trading. Based on information currently available to us, we anticipate that it will be unable to meet the $4.00 minimum bid price initial listing requirement at the closing of the Proposed Merger unless we effect a reverse stock split. If we are unable to satisfy these requirements, NASDAQ may notify us that our stock will be subject to delisting from the NASDAQ Global Market. It is a condition to Madrigal’s obligation to complete the Proposed Merger that Synta maintain the listing of its common stock on NASDAQ. In addition, oftentimes a reverse stock split will not result in a trading price for the affected common stock that is proportional to the ratio of the split. We believe that a reverse stock split will be in the best interest of the combined company and our stockholders. However, we cannot assure you that the implementation of the reverse stock split will have a positive impact on the price of our common stock.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

Risks Related to our Business

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

We currently have only one product candidate in preclinical trials and, without internal discovery and research, we will not be able to expand our pipeline with internal candidates. If we are unable to expand our portfolio of product candidates through acquisitions or in-licensing, which we may be unable to do on reasonable terms or at all, our business would be materially and adversely affected

Our success may be largely dependent on the success of STA-12-8666 and any other HDC drug candidates that we may develop, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

If we do not complete the Proposed Merger, we anticipate that our success may depend largely on the receipt of regulatory approval and successful commercialization of STA-12-8666 and any other HDC drug candidates we may develop. The future success of our drug candidates will depend on several factors, including the following:

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

A small number of our stockholders beneficially own a substantial amount of our common stock and have substantial control over us; therefore, your ability to influence corporate matters may be limited.

Certain stockholders affiliated with Synta’s officers and directors collectively beneficially own or control approximately 18.8% of Synta’s outstanding common stock as of April 15, 2016 and acting together, may have the ability to affect matters submitted to our stockholders for approval, including the approval of significant transactions, like the Proposed Merger. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of prior or future offerings of our stock or other transactions.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50 percent over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change as defined by Section 382 occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. The Proposed Merger will result in such an ownership change. If any of our past or future transactions are determined to have caused one or more Section 382 ownership changes, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383, which may result in the expiration of a portion of our tax attributes before utilization.

Risks Related to Our Financial Results

We have a substantial accumulated deficit and expect to continue to incur losses for future periods.

As of March 31, 2016, we had an accumulated deficit of $712.8 million. We had a net loss of $6.5 million for the quarter ended March 31, 2016, and net losses of $68.7 million and $86.2 million for the years ended December 31, 2015 and December 31, 2014, respectively. Our losses for other periods have historically resulted principally from costs incurred in connection with our research and development activities, including clinical trials, and from general and administrative expenses associated with our operations. We expect to continue to incur losses for future periods, including periods following completion of the Proposed Merger. As a result, following the completion of the Proposed Merger, the combined company will need to generate significant revenues to achieve profitability in the future or, if it does achieve profitability for any particular period, to sustain or grow our profitability on a quarterly or annual basis.

We derived a substantial portion of our revenue in past years from our strategic alliances and collaborations, which have all terminated. We do not currently have any source of product revenue.

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

We have not yet generated any product revenue and may never do so. We cannot predict whether and to what extent we may continue drug development activities, if at all, and what our future cash needs may be for any such activities. We expect our $52.0 million in cash, cash equivalents and marketable securities, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and in the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities, will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our at-the-market sales agreement, or the ATM Agreement, with Cowen and Company. The timing and nature of certain activities contemplated for the remainder of 2016 will be conducted subject to the availability of sufficient financial resources. We have an effective shelf registration statement on Form S-3 (File No. 333-206135) under which we have up to $300 million in securities available for future issuance, including up to $100 million in shares of common stock that we have reserved and that may be offered and sold under the ATM Agreement. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates.

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

•                  any of our or our licensors’ pending patent applications will result in issued patents;

•                  any of our or our licensors’ patents will be valid or enforceable;

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

Risks Related to Our Common Stock

The market price of our common stock has historically been highly volatile and the Proposed Merger may result in significant stock price and trading volume fluctuations.

The trading price of our common stock has historically been highly volatile, and the Proposed Merger may result in significant stock price and trading volume fluctuations. We cannot predict precisely the impact the announcement, pendency or completion of the Proposed Merger will have on our stock price. Additionally, the stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biopharmaceutical and biotechnology companies in particular have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to operating performance.

Fluctuations in our operating results could adversely affect the price of our common stock.

Our operating results are likely to fluctuate significantly from quarter to quarter and year to year. These fluctuations could cause our stock price to decline. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•                  whether we pursue and complete any merger, acquisition or other significant corporate transaction, and, if we do, the associated terms in each case;

•                  restructuring costs;

•                  implementation or termination of collaborations, licensing, manufacturing or other material agreements with third parties, and any non-recurring revenue or expenses under any such agreement;

•                  the extent of our general and administrative expenses;

•                  general and industry-specific economic conditions; and

•                  general conditions in the pharmaceutical, biopharmaceutical or biotechnology industries or in the U.S. or global credit or financial markets.

Due to fluctuations in our operating results, a period-to-period comparison of our results of operations may not be meaningful, and investors should not rely on them as a good indication of our future performance. Fluctuations in our operating results may not meet the expectations of securities analysts or investors. Failure to meet these expectations may cause the price of our common stock to decline.

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

If our stockholders sell a substantial number of shares of our common stock in the public market, our stock price may decline.

Our current trading volumes are modest, and sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price to decline. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If there are more shares of our common stock offered for sale than buyers are willing to purchase, the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares and sellers remain willing to sell the shares. The number of shares of our common stock owned by our stockholders and available for sale in the public market is limited only to the extent provided under applicable federal securities laws. In addition, we may, in the future, issue additional shares of our common stock as compensation to our employees, directors or consultants, in connection with strategic alliances, collaborations, acquisitions or other transactions or to raise capital. Accordingly, sales of a substantial number of shares of our common stock in the public market could occur at any time.

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

•                  authorize our board of directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)           Exhibits

2.1

Agreement and Plan of Merger and Reorganization dated as of April 13, 2016 by and among Synta, Madrigal and Saffron Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on april 14, 2016)(File No. 001-33277).

3.1	Bylaws of Synta, as amended April 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016)( File No. 001-33277).

10.1*	Form of Restricted Stock Unit Agreement.

10.2

Form of Synta Voting Agreement dated as of April 13, 2016, entered into by and among Synta, Madrigal and certain stockholders of Synta (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016)(File No. 001-33277).

10.3

Form of Madrigal Voting Agreement dated as of April 13, 2016, entered into by and among Madrigal, Synta and certain stockholders of Madrigal (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016)( File No. 001-33277).

10.4

Form of Lock-Up Agreement dated as of April 13, 2016, entered into by and among Madrigal, Synta and certain stockholders of Madrigal (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016) (File No. 001-33277).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*                 Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: May 10, 2016	By:	/s/ Chen Schor
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2016	By:	/s/ Marc Schneebaum
Marc Schneebaum
Senior Vice President and
Chief Financial Officer
(principal accounting and financial officer)