Form 10-Q
period 2016-06-30
SYNTA PHARMACEUTICALS CORP
filed 2016-07-20
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

125 Hartwell Avenue
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

As of July 15, 2016, the registrant had 137,804,736 shares of common stock outstanding.

SYNTA PHARMACEUTICALS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,756	$34,966
Marketable securities	32,259	31,608
Prepaid expenses and other current assets	1,820	1,201
Total current assets	44,835	67,775
Property and equipment, net	103	420
Total assets	$44,938	$68,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$680	$1,299
Accrued contract research costs	1,202	6,863
Other accrued liabilities	1,450	4,976
Current portion of capital lease obligations	22	43
Current portion of term loans	10	4,607
Total current liabilities	3,364	17,788
Total liabilities	3,364	17,788
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 5,000,000 shares at June 30, 2016 and December 31, 2015; no shares issued and outstanding at each of June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share Authorized: 200,000,000 shares at June 30, 2016 and December 31, 2015; 137,804,736 and 137,788,584 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	14	14
Additional paid-in-capital	757,626	756,633
Accumulated other comprehensive income	81	4
Accumulated deficit	(716,147)	(706,244)
Total stockholders’ equity	41,574	50,407
Total liabilities and stockholders’ equity	$44,938	$68,195

See accompanying notes to consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	(103)	16,377	3,304	32,559
General and administrative	3,592	3,127	6,632	7,277
Total operating expenses	3,489	19,504	9,936	39,836
Loss from operations	(3,489)	(19,504)	(9,936)	(39,836)
Interest income (expense), net	19	(296)	(58)	(671)
Gain on disposal of property and equipment, net	91	—	91	—
Net loss	$(3,379)	$(19,800)	$(9,903)	$(40,507)
Net loss per common share:
Basic and diluted net loss per common share	$(0.02)	$(0.15)	$(0.07)	$(0.34)
Basic and diluted weighted average number of common shares outstanding	137,397,015	132,295,909	137,379,542	120,402,163

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,379)	$(19,800)	$(9,903)	$(40,507)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	77	(12)	77	(10)
Comprehensive loss	$(3,302)	$(19,812)	$(9,826)	$(40,517)

See accompanying notes to condensed consolidated financial statements.

SYNTA PHARMACEUTICALS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,903)	$(40,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	993	2,553
Depreciation and amortization	142	337
Gain on disposal of property and equipment, net	(91)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(619)	(557)
Other assets	—	27
Accounts payable	(619)	(121)
Accrued contract research costs	(5,661)	2,411
Other accrued liabilities	(3,526)	(648)
Net cash used in operating activities	(19,284)	(36,505)
Cash flows from investing activities:
Purchases of marketable securities	(41,399)	(78,923)
Sales and maturities of marketable securities	40,825	64,248
Purchases of property and equipment	—	(27)
Net proceeds from the sale of property and equipment	266	—
Net cash used in investing activities	(308)	(14,702)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	29,110
Proceeds from the sale of common stock to related parties, net of transaction costs	—	12,700
Payment of term loans	(4,597)	(4,604)
Payment of capital lease obligations	(21)	(20)
Net cash (used in) provided by financing activities	(4,618)	37,186
Net decrease in cash and cash equivalents	(24,210)	(14,021)
Cash and cash equivalents at beginning of period	34,966	46,024
Cash and cash equivalents at end of period	$10,756	$32,003
Supplemental disclosure of cash flow information:
Cash paid for interest	$923	$592

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

On April 13, 2016, the Company and Madrigal Pharmaceuticals, Inc. (Madrigal) entered into an Agreement and Plan of Merger and Reorganization pursuant to which Saffron Merger Sub Inc., a wholly owned subsidiary of the Company, will merge with and into Madrigal, with Madrigal surviving as a wholly owned subsidiary of the Company (the Proposed Merger) (See Note 10).

There is no guarantee that the Proposed Merger will be completed. The Company cannot predict whether and to what extent it may continue drug development activities, if at all, if the Proposed Merger is not completed and what its future cash needs may be for any such activities. The Company expects its $43 million in cash, cash equivalents and marketable securities as of June 30, 2016, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of the Company’s research and development activities will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under the Company’s at-the-market-issuance sales agreement (ATM) with Cowen and Co. LLC (Cowen) (see Note 4).

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

(2) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2016, the consolidated results of operations and comprehensive loss for the three months and six months ended June 30, 2016 and 2015, and the consolidated cash flows for the six months ended June 30, 2016 and 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or any other future year. For more complete financial information, these condensed financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets and measurement of stock-based compensation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates. During the second quarter of 2016, the Company recorded a net reduction in accrued contract research costs of approximately $0.9 million, principally as a result of the termination of the GALAXY-2 trial.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest expense, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest expense, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and six months ended June 30, 2016 and 2015, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and six months ended June 30, 2016 and 2015, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2016, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and six months ended June 30, 2016 and 2015, the Company did not have any transfers of financials assets between Levels 1 and 2. As of June 30, 2016, the Company did not have any financial liabilities that were recorded at fair value on the balance sheet. The disclosed fair value of the Company’s term loan obligations is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s term loan obligations approximates fair value as the Company’s interest rate yield is near current market rate yields. The disclosed fair value of the Company’s term loan obligations is based on Level 3 inputs.

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

Pursuant to this standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination includes an assessment as to whether the deliverable has “stand-alone value” to the customer separate from the undelivered elements. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, or (iii) the Company’s best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by it on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable in future collaboration agreements. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables. The Company did not recognize any revenue related to collaboration and license agreements during the three months and six months ended June 30, 2016 and 2015.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2016 and 2015, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2016	2015
Common stock options	5,277,864	9,565,682
Unvested restricted common stock	375,000	375,000
Unvested restricted stock units	5,000,000	—

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

In June 2014, the FASB issued ASU No. 2014-12, —Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update apply prospectively to all share-based payment awards that are granted or modified on or after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements, and to all new or modified awards thereafter. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted ASU No. 2014-12 effective January 1, 2016 and is applying this standard to account for restricted stock units granted to certain executive officers and non-executive employees (See Note 5).

In August 2014, the FASB issued ASU No. 2014-15, —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. If this standard had been adopted as of June 30, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company faces risks and uncertainties, as further described in Note 1, Nature of Business¸ that would have been considered in this analysis. The adoption of this guidance may have an effect on the Company’s disclosures in future periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, which amends ASC Topic 718, Compensation — Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact that ASU 2016-09 may have on the Company’s financial position or results of operations.

(3) Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2016 and December 31, 2015 was as follows in thousands (see Note 2):

	June 30, 2016
	Cost	Unrealized gains	Unrealized losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$10,756	$—	$—	$10,756
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	10,756	—	—	10,756
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	32,178	82	(1)	32,259
Total cash, cash equivalents and marketable securities	$42,934	$82	$(1)	$43,015

	December 31, 2015
	Cost	Unrealized gains	Unrealized losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash and money market funds (Level 1)	$27,473	$—	$—	$27,473
Corporate debt securities due within 3 months of date of purchase (Level 2)	7,493	—	—	7,493
Total cash and cash equivalents	34,966	—	—	34,966
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	31,604	5	(1)	31,608
Total cash, cash equivalents and marketable securities	$66,570	$5	$(1)	$66,574

(4) Stockholders’ Equity

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

(5) Stock-Based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan and reserved 8,741,000 shares of common stock for future issuance. The 2015 Stock Plan replaced the 2006 Stock Plan which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. Options generally vest over four years. As of June 30, 2016, the Company had options outstanding to purchase 5,277,864 shares of its common stock, which includes options outstanding under its 2001 Stock Plan and 2006 Stock Plan that were terminated in March 2006 and June 2015, respectively. As of June 30, 2016, 12,695,764 shares were available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Shares	Weighted average exercise price
Outstanding at January 1, 2016	10,127,257	$4.56
Options granted	—	—
Options exercised	—	—
Options cancelled	(4,849,393)	5.99
Outstanding at June 30, 2016	5,277,864	$3.25
Exercisable at June 30, 2016	2,129,955	$4.80

The total cash received by the Company as a result of stock option exercises was $0 in each of the six months ended June 30, 2016 and 2015. The weighted-average grant date fair values of options granted during the six months ended June 30, 2016 and 2015 were $0 and $1.91, respectively.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. The total fair value of restricted stock that vested in the six months ended June, 2016 and 2015 was $17,000 and $41,000, respectively.

The following table summarizes unvested restricted share activity during the six months ended June 30, 2016:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2016	426,706	$2.61
Vested	(67,858)	1.71
Granted	17,857	0.35
Forfeited	(1,705)	2.20
Outstanding at June 30, 2016	375,000	$2.67

Restricted Stock Units

In December 2015, in connection with the Company’s review of its strategy and the exploration of strategic alternatives, the Compensation Committee approved the grant of five million milestone-based restricted stock units (RSU’s), effective on January 4, 2016, to certain executive officers and non-executive employees. The restricted stock units only vest if the executive officer or non-executive employee is employed by the Company at the closing of a defined Transaction that occurs on or prior to December 31, 2016, or if such person is terminated prior to that date by the Company other than for cause. The grant was intended to further align the interests of the Company’s executive team with its stockholders by providing equity participation in a strategic transaction and to promote maximizing stockholder value in such a transaction. If completed, the Proposed Merger with Madrigal would be a covered Transaction. The Company will not recognize stock compensation in connection with these restricted stock units until the closing of the Proposed Merger with Madrigal Pharmaceuticals, Inc. (see Note 10), which is expected to occur in the third quarter of 2016, subject to customary closing conditions, including the approval of the Company’s stockholders and the Company having a minimum net cash amount of $28.5 million.

Stock-Based Compensation Expense

For the three months and six months ended June 30, 2016 and 2015, the fair value of each employee stock option award was estimated on the date of grant based on the fair value method using the Black-Scholes option pricing valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	—%	1.89%	—%	1.81%
Expected life in years	—	6.23	—	6.24
Volatility	—%	99%	—%	101%
Expected dividend yield	—	—	—	—

Stock-based compensation expense during the three months and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense by type of award:
Employee stock options	$426	$1,045	$752	$2,552
Restricted stock	119	(202)	241	1
Total stock-based compensation expense	$545	$843	$993	$2,553

Effect of stock-based compensation expense by line item:
Research and development	$10	$884	$(37)	$1,865
General and administrative	535	(41)	1,030	688
Total stock-based compensation expense included in net loss	$545	$843	$993	$2,553

Unrecognized stock-based compensation expense as of June 30, 2016 was as follows (dollars in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Employee stock options	$3,926	2.78
Restricted stock	655	1.64
Restricted stock units	1,650	0.50
Total	$6,231	2.05

6) Other Accrued Liabilities

Other accrued liabilities as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Compensation and benefits	$714	$3,072
Professional fees	607	867
Other	129	1,037
	$1,450	$4,976

(7) Co-Development and License Agreements

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

(8) Term Loans

General Electric Capital Corporation

In March 2013, the Company amended its loan and security agreement entered into in September 2010 with General Electric Capital Corporation (GECC) and another lender (the GECC Term Loan) and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. This amendment was accounted for as a loan modification. Interest on the borrowings under the GECC Term Loan remained at the annual rate of 9.75%. On June 1, 2016, in accordance with the GECC Term Loan, the Company paid the final $750,000 principal payment and the $788,000 exit fee, and has no remaining obligations under the GECC Term Loan.

The Company paid various transaction fees and expenses in connection with the GECC Term Loan, which were deferred and were being amortized as interest expense over the remaining term of the GECC Term Loan. In addition, the exit fee of $788,000 payable at the time of the final principal payment was being accreted and expensed as interest over the remaining term of the GECC Term Loan. In the three months ended June 30, 2016 and 2015, the Company recognized GECC Term Loan interest expense of $37,000 and $306,000, respectively, of which $18,000 and $65,000, respectively, was in connection with these transaction and exit fees and expenses in each of the periods. In the six months ended June 30, 2016 and 2015, the Company recognized GECC Term Loan interest expense of $148,000 and $668,000, respectively, of which $54,000 and $139,000, respectively, was in connection with these transaction and exit fees and expenses. The Company did not issue any warrants in connection with the GECC Term Loan.

The GECC Term Loan was secured by substantially all of the Company’s assets, except its intellectual property. The Company granted GECC a springing security interest in its intellectual property in the event the Company was not in compliance with certain cash usage covenants, as defined therein. The GECC Term Loan contained restrictive covenants, including the requirement for the Company to receive the prior written consent of GECC to enter into loans, other than up to $4.0 million of equipment financing, restrictions on the declaration or payment of dividends, restrictions on acquisitions, and customary default provisions that include material adverse events, as defined therein.

Oxford Finance Corporation

In December 2012, the Company entered into an amended loan and security agreement with Oxford Finance Corporation (Oxford) and received $0.6 million in additional equipment financing that was payable in 36 equal monthly payments of principal plus accrued interest on the outstanding balance (collectively, the Oxford Term Loan). Interest on the borrowings under the Oxford Term Loan accrued at an annual rate of 13.35%. As of June 30, 2016, in accordance with the Oxford Term Loan, a $10,000 principal payment remained outstanding, which was paid on July 1, 2016.

The Company recognized approximately $1,000 and $11,000 in interest expense in the three months ended June 30, 2016 and 2015, respectively, and $6,000 and $24,000 in interest expense in the six months ended June 30, 2016 and 2015, respectively, related to the outstanding principal under the Oxford Term Loan.

In addition to the interest payable under the Oxford Term Loan, the Company paid approximately $108,000 of administrative and legal fees and expenses in connection with the Oxford Term Loan. These expenses were deferred and were being amortized as interest expense over the term of the Oxford Term Loan. The Company did not issue any warrants in connection with the Oxford Term Loan.

The Oxford Term Loan was secured by certain laboratory and office equipment, furniture and fixtures. In connection with the Oxford Term Loan, Oxford and GECC entered into a Lien Subordination Agreement, whereby GECC granted Oxford a first priority perfected security interest in the loan collateral. The Oxford Term Loan contained restrictive covenants, including the requirement for the Company to receive the prior written consent of Oxford to enter into acquisitions in which the Company incurred more than $2.0 million of related indebtedness, and customary default provisions that include material adverse events, as defined therein.

(9) Restructurings — November 2015 and February 2016

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

In November 2015, following the termination of the GALAXY-2 trial, the Company committed to a restructuring that consisted primarily of a workforce reduction of 45 positions, to a total of 33 positions, to better align its workforce to its revised operating plan. The restructuring was substantially completed during the fourth quarter of 2015. Cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, were approximately $2.6 million of which approximately $1.3 million, $1.2 million and $0.1 million was paid during the fourth quarter of 2015, the first quarter of 2016 and the second quarter of 2016, respectively. As of June 30, 2016, there were no remaining restructuring-related payments.

In February 2016, in order to conserve cash while the Company continues to evaluate its strategies to maximize value for stockholders, the Company committed to an additional restructuring that consisted primarily of a workforce reduction of 23 positions, including 19 research and development positions, to a total of 10 positions. In connection with this restructuring, the Company discontinued a substantial portion of its research and development activities. The restructuring was completed in the first quarter of 2016. Cash payments in connection with the workforce reduction, comprised principally of severance, unused vacation payments, benefits continuation costs and outplacement services, were approximately $1.5 million of which approximately $0.6 million and $0.8 million was paid during the first and second quarters of 2016, respectively. As of June 30, 2016, approximately $0.1 million was accrued in remaining restructuring-related payments that are expected to be paid in the third quarter of 2016.

(10) Merger Agreement

On April 13, 2016, the Company and Madrigal entered into an Agreement and Plan of Merger and Reorganization to complete the Proposed Merger. Under the terms of the Proposed Merger, the Company will acquire all outstanding shares of Madrigal in exchange for approximately 253.9 million newly issued shares of the Company’s common stock. Immediately following the effective time of the Proposed Merger, the Company anticipates that the stockholders of the Company as of immediately prior to the Proposed Merger will own approximately 36% of the combined company and the former Madrigal stockholders will own approximately 64% of the combined company. The Proposed Merger has been approved by the boards of directors of both companies and the stockholders of Madrigal and is expected to close in the third quarter of 2016, subject to customary closing conditions, including the approval of the Company’s stockholders and the Company having a minimum net cash amount of $28.5 million.

At the effective time of the Proposed Merger, (i) the officers of the Company will include Dr. Paul A. Friedman, a former director of the Company, who will be Chief Executive Officer and Chairman of the combined company, Rebecca Taub, M.D., a current executive officer of Madrigal who will be the Chief Medical Officer, Executive Vice President, Research & Development, of the combined company (Dr. Taub is the spouse of Dr. Friedman), and Marc Schneebaum, the current Chief Financial Officer of Synta, who will be the Chief Financial Officer of the combined company, and (ii) the initial size of the Board of Directors of the Company shall be seven (7) and the initial directors shall be Paul A. Friedman, M.D., who shall be Chairman; Fred Craves, Ph.D., who shall be the lead director; Rebecca Taub, M.D.; Kenneth Bate; David Milligan, Ph.D.; Keith Gollust; and one (1) additional individual to be designated following the closing of the Proposed Merger. The resignations from Synta’s board of directors of each of Chen Schor, Donald W. Kufe, M.D., William S. Reardon, C.P.A., Scott Morenstein, Robert N. Wilson and Bruce Kovner will be effective as of the effective time of the Proposed Merger.

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

We were incorporated in March 2000 and commenced operations in July 2001. Since that time, we have principally been engaged in the discovery and development of novel drug candidates. As of June 30, 2016, we have raised an aggregate of approximately $868.9 million in cash proceeds to fund operations, including $665.9 million in net proceeds from private and public offerings of our equity, $30.5 million in gross proceeds from term loans and $167.2 million in non-refundable payments from partnering activities under prior collaborations, as well as $5.3 million from the exercise of common stock warrants and options. We have also generated funds from government grants, equipment lease financings and investment income.

We have historically devoted substantially all of our resources to the discovery and development of our drug candidates, as well as intellectual property prosecution. We currently do not have any drugs that are commercially available and none of our drug candidates have obtained approval of the U.S. Food and Drug Administration, or FDA, or any similar foreign regulatory authority. Since our inception, we have had no revenues from product sales. As of June 30, 2016, we had an accumulated deficit of $716.1 million.

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

At the effective time of the Proposed Merger, (i) the officers of the Company will include Dr. Paul A. Friedman, a former director of the Company, who will be Chief Executive Officer and Chairman of the combined company, Rebecca Taub, M.D., a current executive officer of Madrigal who will be the Chief Medical Officer, Executive Vice President, Research & Development, of the combined company (Dr. Taub is the spouse of Dr. Friedman), and Marc Schneebaum, the current Chief Financial Officer of Synta, who will be the

Chief Financial Officer of the combined company, and (ii) the initial size of the Board of Directors of the Company shall be seven (7) and the initial directors shall be Paul A. Friedman, M.D., who shall be Chairman; Fred Craves, Ph.D., who shall be the lead director; Rebecca Taub, M.D.; Kenneth Bate; David Milligan, Ph.D.; Keith Gollust; and one (1) additional individual to be designated following the closing of the Proposed Merger. The resignations from Synta’s board of directors of each of Chen Schor, Donald W. Kufe, M.D., William S. Reardon, C.P.A., Scott Morenstein, Robert N. Wilson and Bruce Kovner will be effective as of the effective time of the Proposed Merger.

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

Ongoing Ganetespib Clinical Trials

We plan to continue to support the clinical trials in ovarian cancer and sarcoma described below by providing ganetespib drug supply and required safety and regulatory oversight until each of these respective studies conclude or until such earlier time as agreed to by us and the trial sponsors. We are also currently conducting limited preclinical activities with ganetespib.

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

Our expectation is that no additional patients will be enrolled on ganetespib containing treatment arms of clinical studies other than the ovarian cancer and sarcoma trials described above. The ganetespib containing arms in all other remaining investigator-sponsored trials were substantially wound down in the first half of 2016.

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

We expect that general and administrative expense will decrease for the foreseeable future as compared to prior periods resulting from the restructurings in the fourth quarter of 2015 and the first quarter of 2016, as well as from lower professional fees subsequent to the expected completion of the Proposed Merger in the third quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation, which resulted in a lower level of general and administrative support functions.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We are required to make estimates and judgments with respect to contract research accruals, the recoverability of long-lived assets and the measurement of stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and the reported amounts of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. During the second quarter of 2016, we recorded a net reduction in accrued contract research costs of approximately $0.9 million, principally as a result of the termination of the GALAXY-2 trial.

You should read the following discussion of our reported financial results in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016. There have been no significant changes to our critical accounting policies in 2016 to-date.

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenues

There were no revenues in each of 2016 and 2015.

Research and Development Expense

	Three Months Ended June 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)

Ganetespib	$(0.1)	$13.4	$(13.5)	(101)%
STA-12-8666	0.1	2.1	(2.0)	(95)%
Early stage programs and other	(0.1)	0.9	(1.0)	(111)%
Total research and development	$(0.1)	$16.4	$(16.5)	(101)%

Ganetespib

In 2016 as compared to 2015, costs incurred under our ganetespib program decreased by $13.5 million, including decreases of $4.4 million in personnel-related costs, related research supplies, operational overhead and stock compensation resulting from a lower level of FTEs, and $9.1 million in external costs. Decreases in internal costs were the result of lower headcount related to restructurings in the first quarter of 2015 to align our then-modified strategy to focus resources on value creating milestones, in the fourth quarter of 2015 following the termination of the GALAXY-2 trial for futility and in the first quarter of 2016 for further cash conservation while we evaluated business alternatives to maximize value for stockholders. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation. Decreases in external costs principally resulted from costs incurred in 2015 that were not incurred in 2016 related to the conduct of the GALAXY-2 trial that was terminated in October 2015 for futility and the I-SPY-2 trial that was fully enrolled by the fourth quarter of 2015, as well as trial close-outs of the GALAXY-1 and ENCHANT-1 trials. In addition, during the second quarter of 2016, the Company recorded a net reduction in accrued research costs of approximately $0.9 million, principally as a result of the termination of the GALAXY-2 trial. We anticipate that overall research and development costs in support of the ganetespib program will decrease significantly for the foreseeable future as compared to prior periods.

STA-12-8666

In 2016 as compared to 2015, costs incurred under our STA-12-8666 program decreased by $2.0 million, including decreases of $0.9 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.1 million for external costs. Decreases in internal costs were the result of lower headcount related to restructurings in the first quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation. Decreases in external costs principally resulted from costs incurred in 2015 that were not incurred in 2016 related to the pre-clinical development of our lead HDC candidate, STA-12-8666. We anticipate that overall research and development costs in support of the STA-8666 program will decrease significantly for the foreseeable future as compared to prior periods, as highlighted above, and based on our decision not to pursue submitting an IND submission for STA-12-8666 in the immediate future.

Early-stage programs

In 2016 as compared to 2015, costs incurred under our early stage programs decreased by $1.0 million, including decreases of $0.9 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.1 million for external costs principally as a result of the discontinuation of a substantial portion of our research and development activities in February 2016 for cash conservation.

General and Administrative Expense

	Three Months Ended June 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)
General and administrative	$3.6	$3.1	$0.5	16%

In 2016 as compared to 2015, general and administrative expenses increased by $0.5 million, including a $0.6 million increase in stock compensation, offset by a $0.1 million decrease in personnel-related costs and related overhead. Stock compensation was higher in 2016 as compared to 2015, principally as a result of the $0.6 million reversal in the second quarter of 2015 related to the departure of the former President and Chief Executive Officer Anne Whitaker who resigned in May 2015. We expect that general and administrative expense will decrease for the foreseeable future as compared to prior periods resulting from the restructurings in the fourth quarter of 2015 and the first quarter of 2016, as well as from lower professional fees subsequent to the expected completion of the Proposed Merger in the third quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation, which resulted in a lower level of general and administrative support functions.

Interest Expense, net

	Three Months Ended June 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)
Interest expense, net	—	$0.3	$(0.3)	(100)%

In 2016 as compared to 2015, interest expense decreased due to principal payments under the GECC Term Loan and the Oxford Term Loan. The GECC Term Loan and the Oxford Term Loan matured and were fully paid in June 2016 and July 2016, respectively.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Revenues

There were no revenues in each of 2016 and 2015.

Research and Development Expense

	Six Months Ended June 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)

Ganetespib	$1.6	$26.6	$(25.0)	(94)%
STA-12-8666	0.8	3.8	(3.0)	(79)%
Elesclomol	—	0.1	(0.1)	(100)%
Early stage programs and other	0.9	2.1	(1.2)	(57)%
Total research and development	$3.3	$32.6	$(29.3)	(90)%

Ganetespib

In 2016 as compared to 2015, costs incurred under our ganetespib program decreased by $25.0 million, including decreases of $8.8 million in personnel-related costs, related research supplies, operational overhead and stock compensation resulting from a lower level of FTEs, and $16.2 million in external costs. Decreases in internal costs were the result of lower headcount related to restructurings in the first quarter of 2015 to align our then-modified strategy to focus resources on value creating milestones, in the fourth quarter of 2015 following the termination of the GALAXY-2 trial for futility and in the first quarter of 2016 for further cash conservation while we evaluated business alternatives to maximize value for stockholders. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation. Decreases in external costs principally resulted from costs incurred in 2015 that were not incurred in 2016 related to the conduct of the GALAXY-2 trial that was terminated in October 2015 for futility and the I-SPY-2 trial that was fully enrolled by the fourth quarter of 2015, as well as trial close-outs of the GALAXY-1 and ENCHANT-1 trials. In addition, during the second quarter of 2016, the Company recorded a net reduction in accrued research costs of approximately $0.9 million, principally as a result of the termination of the GALAXY-2 trial. We anticipate that overall research and development costs in support of the ganetespib program will decrease significantly for the foreseeable future as compared to prior periods.

STA-12-8666

In 2016 as compared to 2015, costs incurred under our STA-12-8666 program decreased by $3.0 million, including decreases of $1.5 million for personnel-related costs, related research supplies, operational overhead and stock compensation, and $1.5 million for external costs. Decreases in internal costs were the result of lower headcount related to restructurings in the first quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation. Decreases in external costs principally resulted from costs incurred in 2015 that were not incurred in 2016 related to the pre-clinical development of our lead HDC candidate, STA-12-8666. We anticipate that overall research and development costs in support of the STA-8666 program will decrease significantly for the foreseeable future as compared to prior periods, as highlighted above, and based on our decision not to pursue submitting an IND submission for STA-12-8666 in the immediate future.

Elesclomol

In 2016 as compared to 2015, costs incurred under our elesclomol program decreased by $0.1 million in external costs.

Early-stage programs

In 2016 as compared to 2015, costs incurred under our early stage programs decreased by $1.2 million, including decreases of $1.0 million in personnel-related costs, related research supplies, operational overhead and stock compensation, and $0.2 million in external costs.

General and Administrative Expense

	Six Months Ended June 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)
General and administrative	$6.6	$7.3	$(0.7)	(10)%

In 2016 as compared to 2015, general and administrative expenses decreased by $0.7 million, including decreases of $0.2 million in personnel-related costs, related overhead and stock compensation and $0.5 million in external professional fees. These decreases were the result of lower head count and realized cost savings initiatives related to the restructurings in the fourth quarter of 2015 and the first quarter of 2016. We expect that general and administrative expense will continue to decrease for the foreseeable future as compared to prior periods resulting from the restructurings in the fourth quarter of 2015 and the first quarter of 2016, as well as from lower professional fees subsequent to the expected completion of the Proposed Merger in the third quarter of 2016. In connection with the restructuring in February 2016, we discontinued a substantial portion of our research and development activities for cash conservation, which resulted in a lower level of general and administrative support functions.

Interest Expense, net

	Six Months Ended June 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in millions)
Interest expense, net	0.1	$0.7	$(0.6)	(86)%

In 2016 as compared to 2015, interest expense decreased due to principal payments under the GECC Term Loan and the Oxford Term Loan. The GECC Term Loan and the Oxford Term Loan matured and were fully paid in June 2016 and July 2016, respectively.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(dollars in millions)
Cash, cash equivalents and marketable securities	$43.0	$98.3
Working capital	41.5	68.0
Cash flows (used in) provided by:
Operating activities	(19.3)	(36.5)
Investing activities	(0.3)	(14.7)
Financing activities	(4.6)	37.2

Our operating activities used cash of $19.3 million and $36.5 million in 2016 and 2015, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

In 2016, our investing activities used cash of $0.3 million, including the purchases of marketable securities in the amount of $41.4 million, offset by the sales and maturities of marketable securities in our investment portfolio in the amount of $40.8 million and $0.3 million in net proceeds from the sale of property and equipment. In 2015, our investing activities used cash of $14.7 million, including the purchases of marketable securities in the amount of $78.9 million, offset by the sales and maturities of marketable securities in our investment portfolio in the amount of $64.2 million.

Our financing activities used cash of $4.6 million in 2016 and provided cash of $37.2 million in 2015. In each of 2016 and 2015, our financing activities used cash of $4.6 million related to the principal payments in connection with the GECC Term Loan and Oxford Term Loan. In 2015, we raised approximately $41.8 million in net cash proceeds from the sale of our common stock in a public offering

Contractual Obligations and Commitments

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

At-The-Market Issuance Sales Agreement with Cowen and Company, LLC

In October 2015, we entered into an at-the-market issuance sales agreement (the October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $100 million, from time to time, at our option, through Cowen as our sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). We will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by us at any time upon 10 days’ notice. No shares have been sold to-date under the October 2015 Sales Agreement.

Term Loans

General Electric Capital Corporation (GECC)

In March 2013, we amended our loan and security agreement entered into in September 2010 with GECC and one other lender, or the GECC Term Loan, and obtained $12.9 million in additional loan funding and, as a result, increased the principal balance to $22.5 million at March 31, 2013. Interest on the borrowings under the GECC Term Loan was at the annual rate of 9.75%. On June 1, 2016, in accordance with the GECC Term Loan, we paid the final $750,000 principal payment and the $788,000 exit fee, and have no remaining obligations under the GECC Term Loan. (See Note 8 of the accompanying condensed consolidated financial statements.)

Oxford Finance Corporation (Oxford)

In December 2012, we entered into an amended loan modification agreement with Oxford, or the Oxford Term Loan, under which we received $0.6 million in additional equipment financing. Interest on the borrowings under the Oxford Term Loan accrues at an annual rate of 13.35%. As of June 30, 2016, in accordance with the Oxford Term Loan, a $10,000 principal payment remained outstanding, which was paid on July 1, 2016. (See Note 8 of the accompanying condensed consolidated financial statements.)

Facilities Leases

We currently lease two research and office facilities under non-cancelable and renewable operating leases with terms expiring in the fourth quarter of 2016. These lease agreements include customary provisions for rent increases, escalations for operating costs and renewals. As a result of the restructurings in November 2015 and February 2016, and related events, we have terminated one of our leases and are evaluating possible early lease terminations for our other office locations. See “- Contractual Obligations and Commitments” above for a discussion of the termination of one of our leases.

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

As of June 30, 2016, we had $43.0 million in cash, cash equivalents and marketable securities, a decrease of $23.6 million from $66.6 million as of December 31, 2015. This decrease principally reflects cash used in operations and term loan principal payments as discussed under “Cash Flows” above.

We have not yet generated any product revenue and may never do so. We cannot predict whether and to what extent we may continue drug development activities, if at all, and what our future cash needs may be for any such activities. We expect our $43.0 million in cash resources as of June 30, 2016, along with significantly lower operating expenses following the termination of the GALAXY-2 trial, subsequent restructurings in the fourth quarter of 2015 and the first quarter of 2016, and the discontinuation of a substantial portion of our research and development activities will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from new partnership agreements, equity financings or further sales under our ATM. We have an effective shelf registration statement on Form S-3 (File No. 333-206135) under which we have up to $300 million in securities available for future issuance, including up to $100 million in shares of common stock that we have reserved and that may be offered and sold under the October 2015 Sales Agreement with Cowen. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 that we have filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $43.0 million consisting of cash deposited in a highly rated financial institution in the United States and in a short-term U.S. Treasury money market fund, as well as high-grade corporate bonds and commercial paper. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to high-risk investments such as mortgage-backed securities, auction rate securities or other special investment vehicles within our money-market fund investments. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income

Capital Market Risk.  We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                                 Exhibits

2.1                               Agreement and Plan of Merger and Reorganization dated as of April 13, 2016 by and among the Registrant, Madrigal and Saffron Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on 14, 2016)(File No. 001-33277).

3.1                               Bylaws of the Registrant, as amended April 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016)( File No. 001-33277).

10.2                        Form of Synta Voting Agreement dated as of April 13, 2016, entered into by and among the Registrant, Madrigal and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016)(File No. 001-33277).

10.3                        Form of Madrigal Voting Agreement dated as of April 13, 2016, entered into by and among Madrigal, the Registrant and certain stockholders of Madrigal (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016)( File No. 001-33277).

10.4                        Form of Lock-Up Agreement dated as of April 13, 2016, entered into by and among Madrigal, the Registrant and certain stockholders of Madrigal (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 14, 2016) (File No. 001-33277).

10.5                        Lease Termination Agreement dated as of April 19, 2016 by and between the Registrant and Duffy Hartwell, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 22, 2016) (File No. 001-33277).

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

101                           The following materials from Synta Pharmaceuticals Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*                 Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTA PHARMACEUTICALS CORP.

Date: July 20, 2016	By:	/s/ Chen Schor
President and Chief Executive Officer
(principal executive officer)

Date: July 20, 2016	By:	/s/ Marc Schneebaum
Marc Schneebaum
Senior Vice President and
Chief Financial Officer
(principal accounting and financial officer)