Form 10-Q
period 2016-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2016-11-14
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-33277

MADRIGAL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Four Tower Bridge 200 Barr Harbor Drive, Suite 400 West Conshohocken, Pennsylvania	19428
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 380-9263

Former name, former address and former fiscal year, if changed since last report: Synta Pharmaceuticals Corp.

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

As of November 11, 2016, the registrant had 11,570,149 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,393,302	$306,249
Marketable securities	31,164,553	—
Other receivable — related party	—	7,332
Prepaid expenses and other current assets	1,632,783	50,000
Total current assets	41,190,638	363,581
Property and equipment, net	1,476	—
Goodwill and other intangibles assets	315,070	—
Total assets	$41,507,184	$363,581
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,159,836	$102,293
Accrued expenses	2,755,554	70,203
Convertible promissory notes payable — related parties	—	48,595,166
Advances payable — related party	—	500,000
Accrued interest on advances — related party	—	9,278
Total current liabilities	3,915,390	49,276,940
Total liabilities	3,915,390	49,276,940
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2016 and December 31, 2015; no shares issued and outstanding at each of September 30, 2016 and December 31, 2015	—	—

Common stock, par value $0.0001 per share authorized: 200,000,000 and 50,000,000 shares at September 30, 2016 and December 31, 2015, respectively; 11,570,149 and 1,105,820 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,157	111

Additional paid-in-capital	105,161,301	6,120
Accumulated other comprehensive income	(12,485)	—
Accumulated deficit	(67,558,179)	(48,919,590)
Total stockholders’ equity (deficit)	37,591,794	(48,913,359)
Total liabilities and stockholders’ equity	41,507,184	363,581

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	7,804,921	682,588	10,409,502	1,653,922
General and administrative	6,285,597	197,441	7,058,345	660,642
Total operating expenses	14,090,518	880,029	17,467,847	2,314,564
Loss from operations	(14,090,518)	(880,029)	(17,467,847)	(2,314,564)
Interest income (expense), net	41,778	(919,805)	(1,170,742)	(2,647,530)
Net loss	$(14,048,740)	$(1,799,834)	$(18,638,589)	$(4,962,094)
Net loss per common share:
Basic and diluted net loss per common share	$(1.34)	$(0.25)	$(2.24)	$(0.68)
Basic and diluted weighted average number of common shares outstanding	10,462,182	7,253,655	8,329,548	7,253,655

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(14,048,740)	$(1,799,834)	$(18,638,589)	$(4,962,094)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(12,485)	—	(12,485)	—
Comprehensive loss	$(14,061,225)	$(1,799,834)	$(18,651,074)	$(4,962,094)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(18,638,589)	$(4,962,094)
Adjustments to reconcile net loss to net cash used in operating activities:
PIK interest expense on convertible promissory notes payable — related parties	1,206,853	2,647,529
Stock-based compensation expense and share based payments	8,102,939	—
Changes in operating assets and liabilities:
Other receivable — related parties	7,332	44,494
Prepaid expense	282,158	(50,000)
Accounts payable	269,743	329,562
Accrued expense	(3,563,700)	(55,000)
Accrued interest — related party	5,677	—
Net cash used in operating activities	(12,327,587)	(2,045,509)
Cash flows from investing activities:
Cash received from merger transaction	5,849,278	—
Purchases of marketable securities	(2,994,698)	—
Sales and maturities of marketable securities	8,578,846	—
Purchases of property and equipment	(1,476)	—
Net proceeds from the sale of property and equipment	482,440	—
Net cash provided by in investing activities	11,914,390	—
Cash flows from financing activities:
Proceeds from convertible notes — related parties	8,500,250	1,450,000
Proceeds from advances—related party	—	500,000
Net cash provided by financing activities	8,500,250	1,950,000
Net increase (decrease) in cash and cash equivalents	8,087,053	(95,509)
Cash and cash equivalents at beginning of period	306,249	148,066
Cash and cash equivalents at end of period	$8,393,302	$52,557
Supplemental disclosure of non-cash financing activities:
Exchange of related party advances payable for convertible notes	500,000	—
Related party debt restructuring	13,680,000	—

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Organization, Business and Basis of Presentation

Organization and Business

Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) was incorporated on August 19, 2011 and commenced operations in September 2011.  On September 14, 2011, the Company entered into an Assignment and Issuance Agreement pursuant to which the Company was assigned the rights, title and interest in and to the tangible and intangible assets owned by Bay City Capital Fund IV, L.P. (“Lender A”) and Bay City Capital Fund IV Co-Investment Fund, L.P (“Lender B” and together with Lender A, “BCC”), in exchange for the assumption of outstanding convertible promissory notes, including accrued interest, in the amount of approximately $23,400,000 (see Note 6).  Assets contributed to the Company were primarily intangible assets related to several drug development programs of VIA Pharmaceuticals, Inc. (“VIA”), which was an investee company of BCC.

The underlying assets of VIA transferred to BCC and subsequently contributed to the Company were notionally valued at $3 million.  BCC credit bid $3 million for the VIA assets as part of an assignment for the benefit of creditors process.  Due to the common control nature of the transaction and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the assigned assets and liabilities were recorded by the Company at their respective carryover basis which was zero for the tangible and intangible assets and $23.4 million for the assumed debt.  In 2012, Madrigal entered into a transaction with Tallikut Pharmaceuticals, Inc. (“Tallikut”) whereby Madrigal sold certain assets to Tallikut in exchange for the assumption of $2 million of convertible promissory notes.  On July 22, 2016 the Company completed a reverse merger (the “Merger”) into Synta Pharmaceuticals Corp. (“Synta”) (see Note 3). Upon the consummation of the Merger, the historical financial statements of Madrigal become the Company's historical financial statements. Accordingly, the historical financial statements of Madrigal are included in the comparative prior periods.

The Company is developing novel, high-quality small-molecule drugs addressing major unmet needs in cardiovascular and metabolic diseases.  The lead compound MGL-3196 is being advanced for non-alcoholic steatohepatitis (NASH), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and indications in dyslipidemia, particularly LDL-cholesterol lowering.  The Company initiated a Phase II study of MGL-3196 in NASH in October of this year.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements, in the opinion of management, reflect all adjustments which include normal recurring adjustments necessary for a fair statement of such interim results.  The interim results are not necessarily indicative of the results that we will have for the full year ended December 31, 2016 or any subsequent period.  These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015.

2.      Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.  The Company maintains its cash in bank accounts, the balance of which, at times, exceeds Federal Deposit Insurance Corporation insured limits.

The primary objective of the Company’s investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. The Company’s cash is deposited in highly rated financial institutions in the United States. The Company invests in money market funds and high-grade, short-term commercial paper and corporate bonds, which management believes are subject to minimal credit and market risk.

Marketable Securities

Marketable securities consist of investments in high-grade corporate obligations, and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months and nine months ended September 30, 2016 and 2015, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months and nine months ended September 30, 2016 and 2015, the Company did not have any realized gains or losses on marketable securities.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and marketable securities, approximate their fair values. The fair value of the Company’s financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2016, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months and nine months ended September 30, 2016 and 2015, the Company did not have any transfers of financials assets between Levels 1 and 2. As of September 30, 2016, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, and other costs associated with the Company’s preclinical and clinical programs.  In particular, Madrigal has conducted safety studies in animals, optimized and implemented the API manufacturing, and conducted Phase I & II clinical trials, all of which are considered research and development expenditures.

Patents

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s statements of operations.  Patent expenses were approximately $131,000 and $20,000 for the quarters ended September 30, 2016 and 2015, respectively and $169,000 and $160,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes.  Deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse.  The Company currently maintains a 100% valuation allowance on its deferred tax assets.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and nine months ended September 30, 2016 and 2015, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2016	2015
Common stock options	909,977	—
Unvested restricted common stock	158,334	—

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.” The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2015-16 provides that the amendments in the update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating the impact this standard may have on our financial statements.

In March 2016, the FASB, issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The amendments in this ASU require the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The standard also allows the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the standard allows for a policy election to account for tax forfeitures as they occur rather than on an estimated basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In August 2014, the FASB issued ASU No. 2014-15, —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. If this standard had been adopted as of September 30, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company faces risks and uncertainties, as further described in Note 1, Nature of Business¸ that would have been considered in this analysis. The adoption of this guidance may have an effect on the Company’s disclosures in future periods.

In June 2014, the FASB issued ASU No. 2014-12, —Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update apply prospectively to all share-based payment awards that are granted or modified on or after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements, and to all new or modified awards thereafter. ASU No. 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted ASU No. 2014-12 effective January 1, 2016.

3.      Reverse Merger

On July 22, 2016, the Company, Synta and Saffron Merger Sub, Inc., a wholly-owned subsidiary of Synta (“Merger Sub”), completed their merger transaction pursuant to which Merger Sub merged with and into the Company with the Company becoming a wholly-owned subsidiary of Synta and the surviving corporation of the merger.  Each outstanding share of private Madrigal common stock was converted into 0.1593 shares of common stock of the post-merger combined company.  As a result, Synta issued 7.3 million shares of common stock to the stockholders of private Madrigal in exchange for common shares of private Madrigal. For accounting purposes, the Company is considered to be acquiring Synta in the merger. The Company was determined to be the accounting acquirer based upon the terms of the Merger Agreement and other factors including: (i) Madrigal security holders own approximately 64% of the voting interests of the combined company immediately following the closing of the merger; (ii) directors appointed by Madrigal hold a majority of board seats in the combined company; and (iii) Madrigal management hold a majority of the key positions in the management of the combined company. As the accounting acquirer, the Company’s assets and liabilities continue to be recorded at their historical carrying amounts and the historical operations that will be reflected in the financial statements will be those of the Company.

Immediately prior to the closing of the merger, Synta completed a one-for-35 reverse stock split. Following the reverse stock split and the merger, the post-merger combined company had approximately 11.3 million shares outstanding and the former stockholders of the Company owned approximately 64% of the outstanding capital stock of the post-merger combined company.

Upon the closing of the merger transaction, the Company incurred an expense for a success fee of $750,000 in cash plus $500,000 settled in shares of the post-merger combined company’s common stock with a third party financial advisor.

Purchase Price

Pursuant to the Merger Agreement, Synta issued to Madrigal stockholders a number of shares of Synta common stock representing approximately 64% of the outstanding shares of common stock of the combined company. The purchase price, which represents the consideration transferred to Synta stockholders in the reverse merger is calculated based on the number of shares of common stock of the combined company that Synta stockholders will own as of the closing of the merger, which consists of the following:

Number of shares of the combined company to be owned by Synta stockholders(1)	4,032,734
Multiplied by the fair value of Synta common stock(2)	$9.48

Purchase price (in thousands)	$38,236

(1)         Represents the number of shares of common stock of the combined company that Synta stockholders owned as of the closing of the merger pursuant to the Merger Agreement, including restricted stock awards and common stock underlying outstanding restricted stock units attributed to pre-combination services rendered by certain Synta employees and directors. This amount is calculated as 3,937,309 shares of Synta common stock outstanding as of July 22, 2016, including unvested restricted common stock, plus 95,425 shares of Synta common stock issuable pursuant to restricted stock units, net of tax withholdings, that vested immediately upon closing of the merger.  The number of shares of common stock Synta issued to Madrigal stockholders was 7,253,655, calculated pursuant to the terms of the Merger Agreement based on Synta’s common stock outstanding as of July 22, 2016.

(2)         The fair value of Synta common stock used in determining the purchase price was $9.48, which was derived from the $0.2709 per share closing price of Synta common stock on July 21, 2016, the current price at the time of the closing, adjusted for the 1-for-35 reverse stock split.

Under the acquisition method of accounting, the total purchase price is allocated to the acquired tangible and intangible assets and assumed liabilities of Synta based on their estimated fair values as of the merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.  The allocation of the purchase price to the acquired assets and liabilities assumed of Synta based on the fair values as of July 22, 2016 is as follows (in thousands):

Cash, cash equivalents and marketable securities	$42,611
Prepaid expenses and other currents assets	1,715
Property and equipment, net	482
Accounts payable, accrued expenses and other liabilities	(7,019)
Term loans and capital lease obligations	(18)
In-process research and development	150
Goodwill	315

Net assets acquired	$38,236

The application of the acquisition method of accounting is dependent upon certain valuations and other studies that have yet to be completed. The purchase price allocation will remain preliminary until Madrigal management determines the final fair values of assets acquired and liabilities assumed. The final allocation may include (1) changes in fair values of property and equipment, (2) changes in allocations to in-process research and development and goodwill based on the results of certain valuations and other studies that have yet to be completed and (3) other changes to assets and liabilities.

Convertible Promissory Notes-Related Parties

Immediately prior to the consummation of the merger, the September 14, 2011, September 16, 2011 and March 1, 2016 (amended and restated April 13, 2016) convertible note issuances outstanding totaling $45.1 million on July 22 were converted into 7.1 million shares of common stock of the Company pursuant to their respective amended and restated terms.

Bonus Plan Awards

Pursuant to the terms of the Change in Control Bonus Plan, the participants therein received 0.6 million shares of common stock of the Company from certain former stockholders of the Company in connection with the merger, which represented 7.87% of Madrigal’s common shares outstanding at the time of the merger.  The Company recorded $5.4 million in stock compensation associated with the transaction (see Note 9).

Stock Based Compensation

Following the consummation of the merger, the Company issued a combined 208,255 shares of restricted common stock and 557,386 stock options to purchase shares of common stock to the new Chief Executive Officer, Chief Medical Officer and Executive Vice President, and Chief Financial Officer and Senior Vice President.

4.      Liquidity and Uncertainties

The Company is subject to risks common to development stage companies in the Bio-Pharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing necessary for development and commercialization, and compliance with the U.S. Food and Drug Administration and other government regulations.

The Company has incurred losses since inception, including approximately $18,639,000 for the nine months ended September 30, 2016, resulting in an accumulated deficit of approximately $67,558,000 as of September 30, 2016.  Management expects to incur losses for the foreseeable future.  To date, the Company has funded its operations primarily through the issuance of convertible debt (see Note 6) and the proceeds from the Merger on July 22, 2016 (see Note 3).  The working capital obtained through the merger together with the conversion of all outstanding convertible notes is anticipated to fund the Company’s operations for at least the next twelve months from the balance sheet date.

5.      Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	losses	value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$8,393,302	$—	$—	$8,393,302
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	8,393,302	—	—	8,393,302
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	31,177,038		(12,485)	31,164,553
Total cash, cash equivalents and marketable securities	$39,570,340	$—	$(12,485)	$39,557,855

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	gains	Losses	value

Cash and cash equivalents:
Cash and money market funds (Level 1)	$306,249	$—	$—	$306,249
Total cash, cash equivalents and marketable securities	$306,249	$—	$—	$306,249

6.      Convertible Promissory Notes — Related Parties

Convertible Promissory Note Amendments:

Effective April 13, 2016, the Lenders collectively waived all accrued and unpaid interest under all of the convertible notes.  The total accrued and waived interest amounted to $13,680,000.  The Lenders also agreed that no additional interest on these notes would be accrued through the date on which the Merger is consummated or terminated.  On April 13, 2016, the Company reduced the convertible notes payable by the waived interest less $2,456,000 of accrued interest for the period April 14, 2016 through the maturity date of December 31, 2016, as required under Troubled Debt Restructuring accounting guidance.  The net waived interest of $11,224,000 was recorded as an increase in Additional Paid in Capital (“APIC”) at the time of the amendment as the notes were held by related parties. The remaining $2,456,000 of accrued interest was recorded as an increase in APIC upon conversion at the Merger.

September 14, 2011 Notes

The Company was assigned convertible promissory notes (“the September 14, 2011 Notes”) pursuant to an Assignment and Issuance Agreement with Lender A and Lender B or collectively the “Lender(s)”.  Lender A and Lender B are stockholders of the Company.  Interest on the outstanding principal accrued and compounded monthly at 8% per annum.  Accrued and unpaid interest was to be either paid upon principal repayment or converted with the outstanding principal amount.  The notes were collateralized by all assets of the Company.  The initial maturity date was December 31, 2012 but was amended on various dates extending the maturity date to December 31, 2016.  The September 14, 2011 Notes could be converted as follows:

(a)   Optional Conversion — Third Party Financing.  At any time following the closing of a preferred equity financing with an outside investor (“Third Party”), all outstanding principal and interest (“Accreted Value”) may, at the option of the Lenders, be converted into equity securities of the Company, having the same rights, preferences and privileges as the securities issued in the Third Party financing (“Third Party Led Securities”).  The numbers of shares to be issued upon such conversion shall be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) eighty percent (80%) of the per share purchase price of the Third Party Led Securities.

(b)   Optional Conversion — Series A Preferred Stock.  At any time, all Accreted Value may, at the option of the Lenders, be converted into shares of the Company’s Series A Preferred Stock.  The number of shares of Series A Preferred Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) the original issue prices of the Series A Preferred Stock.

(c)   Optional Conversion — Common Stock.  At any time, Lenders may convert all or any portion of the Accreted Value of the Note into common shares of the Company with the number of common shares issuable upon such conversion to equal the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 14.29759.  Any Third Party Led Securities and Series A Preferred Stock issued to the Lenders shall be convertible at any time at the option of Lenders into common stock of the Company.

(d)   Mandatory Conversion.  If the principal and interest of the convertible note has not been repaid in full by the maturity date, the Accreted Value shall automatically convert into common stock of the Company.  The conversion price shall equal to the per share value of the Company’s common stock at the time of conversion.

September 14, 2011 Notes (Amended and Restated April 13, 2016)

On April 13, 2016, the Company amended and restated the terms to modify the conversion terms to include the following:

(a)   Optional Conversion — Common Stock.  At any time following the date on which the Merger Agreement is terminated as defined in the agreement, Lenders may convert all of the Accreted Value of the Note into common shares of the Company with the number of common shares issuable upon such conversion to equal the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 1.00.

(b)   Mandatory Conversion Upon a Merger with Synta.  If a Merger was consummated prior to the maturity date all Accreted Value would automatically be converted into shares of Common Stock of the Company.  The number of shares of Common Stock to be issued upon such conversion would be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 1.00.

September 16, 2011 Notes

The Company entered into a Note Purchase Agreement with Lender A and Lender B in which the Company agreed to sell and issue to the Lenders secured convertible promissory notes (“the September 16, 2011 Notes”).  Interest on the outstanding principal accrued and compounded monthly at 8% per annum.  Accrued and unpaid interest shall either be paid upon principal repayment or converted with the outstanding principal amount.  The notes were collateralized by all assets of the Company.  The initial maturity date was the earliest of October 31, 2012 or an event of default as defined in the agreement but such notes have been amended on various dates extending the maturity date to December 31, 2016.  The September 16, 2011 notes can by converted as follows:

(a)   Optional Conversion — Third Party Financing.  At any time following the closing of a preferred equity financing with a Third Party, all Accreted Value may, at the option of the Lenders, be converted into equity securities of the Company, having the same rights, preferences and privileges as the securities issued in the Third Party financing.  The numbers of shares to be issued upon such conversion shall be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) eighty percent (80%) of the per share purchase price of the Third Party Led Securities.

In addition, the Company shall issue to each Lender, upon conversion of such Lender’s note, a warrant to purchase up to the number of shares of Third Party Led Securities sold in such Third Party Financing that equals the quotient obtained by dividing (a) ten percent (10%) of the original principal amount of the notes issued to such Lenders pursuant to the Note Purchase Agreement by (b) the per share purchase price of the Third Party Led Securities.  The Company has not issued any warrants to date.

(b)   Optional Conversion — Series A Preferred Stock.  At any time, all Accreted Value may, at the option of the Lenders, be converted into shares of the Company’s Series A Preferred Stock.  The number of shares of Series A Preferred Stock to be issued upon such conversion shall be equal to the Quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 14.29759.

September 16, 2011 Notes (Amended and Restated April 13, 2016)

On April 13, 2016, the Company amended and restated the terms to modify the conversion terms to include the following:

(a)   Optional Conversion — Common Stock.  At any time following the date on which the Merger Agreement is terminated as defined in the agreement, Lenders may convert all of the Accreted Value of the Note into common shares of the Company with the number of common shares issuable upon such conversion to equal the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 1.00.

(b)  Optional Conversion — Series A Preferred Stock.  At any time following the date on which the Merger Agreement is terminated as defined in the agreement, Lenders may convert all of the Accreted Value of the Note into Series A Preferred Stock of the Company, $0.0001 par value per share (“Series A Preferred Stock”) with the number of Series A Preferred Stock issuable upon such conversion to equal the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) the original issue price of the Series A Preferred Stock, as adjusted for splits, dividends and the like.

(c)   Mandatory Conversion Upon a Merger with Synta.  If a Merger was consummated prior to the maturity date all Accreted Value would automatically be converted into shares of Common Stock of the Company.  The number of shares of Common Stock to be issued upon such conversion would be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 1.00.

March 1, 2016 Notes

On March 1, 2016, the Company entered into a Note Purchase Agreement with Lender A and Lender B in which the Company agreed to sell and issue to the Lenders secured convertible promissory notes (“the March 1, 2016 Notes”) in the amount of up to $2,000,000.  Interest on the outstanding principal accrued and compounded monthly at 8% per annum.  Accrued and unpaid interest shall either be paid upon repayment or converted with the outstanding principal amount.  The notes were collateralized by all assets of the Company.  The maturity date is the earliest of December 31, 2016 or an event of default as defined in the agreement.  On March 1, 2016, the first closing date, $750,000 aggregate principal amount was issued.  The March 1, 2016 notes could be converted as follows:

(a)   Optional Conversion — Third Party Financing.  At any time following the closing of a preferred equity financing by the Company led by a Third Party, all Accreted Value may, at the option of the Lenders, be converted into equity securities of the Company, having the same rights, preferences and privileges as the securities issued in the Third Party financing .  The numbers of shares to be issued upon such conversion shall be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) the per share purchase price of the Third Party Led Securities.

(b)   Optional Conversion — Series A Preferred Stock.  At any time, all Accreted Value may, at the option of the Lenders, be converted into shares of the Company’s Series A Preferred Stock.  The number of shares of Series A Preferred Stock to be issued upon such conversion shall be equal to the Quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) the original issue price of the Series A Preferred Stock.

(c)   Optional Conversion — Common Stock.  At any time, Lenders may convert all of the Accreted Value of the Note into common shares of the Company with the number of common shares issuable upon such conversion to equal the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) the then per share fair market value of Common Stock.  Any Third Party Led Securities and Series A Preferred Stock issued to the Lenders shall be convertible at any time at the option of Lenders into common stock of the Company.

March 1, 2016 Notes (Amended and Restated April 13, 2016)

On April 13, 2016, the Company amended and restated the terms of its March 1, 2016 Note Purchase Agreement to increase the principal amount of notes available for issuance to $9,000,000, to be funded at specific dates in accordance with a funding schedule, and to add two additional related party lenders (“Lender C and Lender D”).  The notes were collateralized by all assets of the Company and are senior in right of payment to all outstanding indebtedness of the Company.  The maturity date is the earliest of December 31, 2016, the date the Merger Agreement is terminated (see Note 3), or an event of default as defined in the agreement.  The conversion terms of the March 1, 2016 notes were amended to include the following:

(a)   Optional Conversion-Qualified Financing.  At any time following the closing of a preferred equity financing of the Company (a “Qualified Financing”), all Accreted Value may, at the option of the Lenders, be converted into equity securities of the Company of the same class and having the same rights, preferences and privileges as the securities issued in the Qualified Financing (the “Qualified Financing Securities”).  The number of shares of Qualified Financing Securities to be issued upon such conversion shall be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) the product of 0.85 times the lowest per share purchase price of the Qualified Financing Securities paid by the other investors in the Qualified Financing.

(b)   Optional Conversion — Series A Preferred Stock.  At any time following the date on which the Merger Agreement is terminated as defined in the agreement, all Accreted Value may, at the option of the Lenders, be converted into shares of the Company’s Series A Preferred Stock.  The number of shares of Series A Preferred Stock to be issued upon such conversion shall be equal to the Quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) the original issue price of the Series A Preferred Stock.

(c)   Optional Conversion — Common Stock.  At any time following the date on which the Merger Agreement is terminated as defined in the agreement, Lenders may convert all of the Accreted Value of the Note into common shares of the Company with the number of common shares issuable upon such conversion to equal the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 1.07581.

(d)   Mandatory Conversion Upon a Merger with Synta.  If a Merger was consummated prior to the maturity date all Accreted Value would automatically be converted into shares of Common Stock of the Company.  The number of shares of Common Stock to be issued upon such conversion would be equal to the quotient obtained by dividing (a) the Accreted Value on the date of conversion by (b) 1.07581.

Lenders A, B, C and D provided convertible promissory note financing of $8,500,000 in cash during the period March 1, 2016 through the Merger.  Additionally, on April 13, 2016, Lender D exchanged $500,000 of Advances Payable for an equal amount of convertible promissory notes.

7.      Advances Payable — Related Party

On June 29, 2015 and July 30, 2015 a related party agreed to advance the Company a total of $500,000 to be used for working capital requirements.  The advances accrued interest at a rate of four percent (4%) per annum compounded annually.  On April 13, 2016, these advances were exchanged for $500,000 in convertible promissory notes payable and all accrued interest was waived (see Note 6).

8.     Stockholders’ Equity (Deficit)

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

At-The-Market Issuance Sales Agreement

In October 2015, the Company entered into an at-the-market issuance sales agreement (October 2015 Sales Agreement), with Cowen and Company, LLC (Cowen), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $100 million, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). The Company will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by the Company at any time upon 10 days’ notice. As of September 30, 2016, no shares have been sold to-date under the October 2015 Sales Agreement.

9.       Stock-based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of September 30, 2016, the Company had options outstanding to purchase 909,977 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of September 30, 2016, 538,093 shares were available for future issuance.

The following table summarizes stock option activity during the nine months ended September 30, 2016:

		Weighted average
	Shares	exercise price
Outstanding at January 1, 2016	289,350	$159.66
Options granted	772,410	9.51
Options exercised	—	—
Options cancelled	(151,783)	207.97
Outstanding at September 30, 2016	909,977	$18.61
Exercisable at September 30, 2016	268,567	$37.21

The total cash received by the Company as a result of stock option exercises was $0 in each of the nine months ended September 30, 2016 and 2015. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2016 was $7.50.

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.

The following table summarizes unvested restricted share activity during the nine months ended September 30, 2016:

		Weighted average
		grant date fair
	Shares	value
Outstanding at January 1, 2016	12,192	$91.46
Granted	208,765	9.46
Forfeited	(49)	77.00
Vested	(62,574)	22.31
Outstanding at September 30, 2016	158,334	$10.67

Stock-Based Compensation Expense

Stock-based compensation expense during the three months and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense by type of award:
Employee stock options	$1,346,761	$—	$1,346,761	$—
Restricted stock	595,317	—	595,317	—
Change in control bonus plan (see Note 3)	5,410,840	—	5,410,840	—
Total stock-based compensation expense	$7,352,918	$—	$7,352,918	$—

Effect of stock-based compensation expense by line item:
Research and development	$5,260,370	$—	$5,260,370	$—
General and administrative	2,092,548	—	2,092,548	—
Total stock-based compensation expense included in net loss	$7,352,918	$—	$7,352,918	$—

Unrecognized stock-based compensation expense as of September 30, 2016 was as follows:

		Weighted
	Unrecognized	average
	stock	remaining
	compensation	period
	expense	(in years)
Employee stock options	$4,868,528	2.56
Restricted stock	1,498,592	2.68
Total	$6,367,120	2.59

10.      Related Party Transactions

Related party financing

Lenders A and B have provided financing to the Company since its inception.  Lenders A, B, C and D had agreed to provide funding under the April 13, 2016 amended and restated March 1, 2016 agreement.  For the nine months ended September 30, 2016 and September 30, 2015, the Company incurred approximately $1,213,000 and $2,648,000, respectively of interest expense to these Lenders which was subsequently waived (see Note 6).  This debt was converted to equity at the time of the Merger.

Consulting agreement

The Company had a consulting agreement with its former Chief Executive Officer (“CEO”), who is also a stockholder of the Company.  The consulting agreement automatically renewed monthly unless terminated.  The consulting agreement could be terminated upon fifteen (15) day notice by the Company or the CEO.  The consultant was paid $10,000 and $41,000, respectively, for the three months ended September 30, 2016 and 2015.  The consultant was paid $93,000 and $124,000, respectively, for the nine months ended September 30, 2016 and 2015.  On July 22, 2016, this consulting agreement was replaced by an employment agreement for the position of Chief Medical Officer (“CMO”) upon the completion of the Merger (see Note 3).

11.      Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

The agreement requires future milestone payments to Roche, the remainder of which total $10.8 million and are earned by the commencement of Phase II and Phase III clinical trials as well as future regulatory approval in the United States and Europe of a product developed from MGL-3916. A single-digit royalty payment range is based on net sales of products developed from MGL-3196, subject to certain reductions.  In October 2016 the Company commenced a Phase II study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and has no Licensed Product sales for the quarters ended September 30, 2016 and 2015.

During 2016, the Company has entered into several customary contractual arrangements and letters of intent in preparation for and in support of the expected Phase II clinical trials.

12.      Subsequent Event

In October 2016 the Company announced that the first patient had been dosed in its Phase 2 study of MGL-3196 for the treatment of non-alcoholic steatohepatitis (NASH), which triggered a milestone payment under the Research, Development and Commercialization Agreement with Roche (see Note 11).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our expectations for the timing of clinical study results, and the timing and success of future development of MGL-3196, our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for each of the years in the two year period ended December 31, 2015 included in Exhibit 99.2 of our Current Report on Form 8-K/A. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Madrigal” refers to Madrigal Pharmaceuticals, Inc. prior to the consummation of the Merger described herein. The term “Synta” refers to Synta Pharmaceuticals Corp. prior to the consummation of the Merger described herein. Unless otherwise indicated, references to the terms “Madrigal,” the “Company,” “we,” “our” and “us” refer to Private Madrigal prior to the consummation of the Merger described herein and Madrigal Pharmaceuticals, Inc. (formerly known as Synta Pharmaceuticals Corp.) upon the consummation of the Merger described herein.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic and liver diseases. Our lead product candidate, MGL-3196, is a proprietary, liver-directed, selective thyroid hormone receptor- ß, or THR-ß, agonist that can potentially be used to treat a number of disease states with high unmet medical need. We are developing MGL-3196 for non-alcoholic steatohepatitis and are planning to conduct a Phase 2 clinical trial in this indication. We are also developing MGL-3196 for dyslipidemia, particularly genetic dyslipidemias such as familial hypercholesterolemia, or FH, including both homozygous and heterozygous forms of the disease. We are planning to conduct a Phase 2 clinical trial in heterozygous FH patients and to conduct a proof-of-concept clinical trial in homozygous FH patients. MGL-3196 is a once-daily oral pill that has been studied in four completed Phase 1 trials in a total of 129 subjects. MGL-3196 appeared to be safe and well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, and two drug interaction trials with statins.

Recent Developments

Reverse Merger

On July 22, 2016, Synta completed its business combination with Private Madrigal in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated as of April 13, 2016, or the Merger Agreement. Pursuant to the Merger Agreement, Synta formed a wholly-owned subsidiary that merged with and into Private Madrigal, with Private Madrigal surviving the merger and becoming a wholly-owned subsidiary of Synta, or the Merger. In connection with, and prior to the consummation of, the Merger, Synta effected a 1-for-35 reverse stock split of its common stock, or the Reverse Stock Split, and, following the Merger, changed its name to “Madrigal Pharmaceuticals, Inc.” All shares and per share amounts have been retrospectively adjusted to give effect to the Reverse Stock Split, except as otherwise disclosed. Following the consummation of the Merger, the business being conducted by Synta became the business conducted by Private Madrigal prior to the consummation of the Merger.

Basis of Presentation

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. We expense our research and development expenses as incurred. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. Manufacturing expense includes costs associated with drug formulation development and clinical drug production. We do not track employee and facility related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and not be meaningful.

Our research and development expenses consist primarily of:

•            external expenses paid to clinical trial sites, contract research organizations, laboratories, database software and consultants that conduct clinical trials;

•            expenses related to development and the production of nonclinical and clinical trial supplies, including fees paid to contract manufacturers;

•            expenses related to preclinical studies;

•            expenses related to compliance with drug development regulatory requirements; and

•            other allocated expenses, which include direct and allocated expenses for depreciation of equipment and other supplies.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our Phase 2 clinical program, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses increased between 2015 and 2016, and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

Completion dates and costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates at this point in time. We expect that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.

General and Administrative Expenses

General and administrative expenses consist primarily of management costs, costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.

We expect that our general and administrative expenses may increase in the future as we expand our operating activities, maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and U.S. Securities and Exchange Commission, or SEC, requirements. We expect these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2016, as compared to those disclosed in our Current Report filed on Form 8-K/A filed on September 2, 2016.

Results of Operations

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Revenues

The Company had no revenues in each of 2016 and 2015.

The following table provides comparative unaudited results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in thousands)
Research and Development Expenses	$7,805	$683	7,122	1043%
General and Administrative Expenses	6,286	197	6,089	3091%
Interest Expense (Income)	(42)	920	(962)	(105)%
	$14,049	$1,800	12,249	681%

Research and Development Expenses

Our research and development expenses were $7.8 million for the three months ended September 30, 2016 compared to $0.7 million for the three months ended September 30, 2015.  Research and development expenses increased in 2016 primarily due to a $5.3 million increase in stock based compensation expense incurred primarily as a result of the merger, of which $4.8 million was related to the Change in Control Bonus Plan.  Additional increases were a result of increased expenses for our clinical and preclinical development programs for MGL-3196. With the exception of the onetime Change in Control Bonus Plan related expense, we expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $6.3 million for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015.  The increase in general and administrative expenses in 2016 was primarily due to a $1.8 million increase in stock based compensation expense incurred primarily as a result of the merger, and expenses related to cost associated with the merger and becoming a public company.  With the exception of the merger related expenses, we believe our general and administrative expenses may increase over time as we advance our technology into clinical programs and as a result of becoming a public reporting company, both of which will likely result in an increase in our headcount, consulting services and certain overhead needed to support those efforts.

Interest Expense and Income

Our interest income was approximately $42,000, and our interest expense was $0.9 million for the three months ended September 30, 2016 and 2015, respectively.  The decrease in interest expense was primarily driven by lower interest expense on our convertible notes outstanding. On April 13, 2016, we entered into the Restated Purchase Agreement with certain of our investors whereby such investors committed $9.0 million of financing before the consummation of the Merger. Pursuant to the Restated Purchase Agreement, Bay City Capital agreed to waive all accrued interest on the convertible notes incurred prior to April 13, 2016. In addition, the investors, including Bay City Capital, agreed that no interest would accrue on such convertible notes from the date of the Restated Purchase Agreement through the date the Merger was consummated.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Revenues

The Company had no revenues in each of 2016 and 2015.

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		2016 to 2015 Change
	2016	2015	$	%
	(dollars in thousands)
Research and Development Expenses	$10,410	$1,654	8,756	529%
General and Administrative Expenses	7,058	661	6,397	968%
Interest Expense (Income)	1,171	2,648	(1,477)	(56)%
	$18,639	$4,963	13,676	276%

Research and Development Expenses

Our research and development expenses were $10.4 million for the nine months ended September 30, 2016 compared to $1.7 million for the nine months ended September 30, 2015.  Research and development expenses increased in 2016 primarily due to a $5.3 million increase in stock based compensation expense incurred primarily as a result of the merger, of which $4.8 million was related to expense from the Change in Control Bonus Plan.  Additional increases were a result of increased expenses for our clinical and preclinical development programs for MGL-3196. With the exception of the onetime Change in Control Bonus Plan related expense, we expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $7.1 million for the nine months ended September 30, 2016 compared to $0.7 for the nine months ended September 30, 2015.  The increase in general and administrative expenses in 2016 was primarily due to a $1.8 million increase in stock based compensation expense incurred primarily as a result of the merger, and expenses related to costs associated with the merger and becoming a public company.  With the exception of the merger related expenses, we believe our general and administrative expenses may increase over time as we advance our technology into clinical programs and as a result of becoming a public reporting company, both of which will likely result in an increase in our headcount, consulting services and certain overhead needed to support those efforts.

Interest Expense

Our interest expense, net was $1.2 million for the nine months ended September 30, 2016 compared to $2.6 million for the nine months ended September 30, 2015.  The decrease in interest expense was primarily driven by lower interest expense on our convertible notes outstanding. On April 13, 2016, pursuant to the Restated Purchase Agreement, Bay City Capital agreed to waive all accrued interest on the $36.9 million of convertible notes incurred prior to April 13, 2016. In addition, the investors, including Bay City Capital, agreed that no interest would accrue on such convertible notes from the date of the Restated Purchase Agreement through the date the Merger was consummated.

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and marketable securities of $39.6 million.  To date, the Company has funded its operations primarily through the issuance of convertible debt and the proceeds from the Merger.  We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months.

On July 22, 2016, we completed our Merger with Synta which provided $38.2 million in cash, cash equivalents and marketable securities.

Our primary uses of capital are, and we expect will continue to be, funding research efforts and the development of our product candidates, compensation and related expenses, hiring additional staff, including clinical, scientific, operational, financial and management personnel, and costs associated with operating as a public company.  We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional collaborations or strategic partnerships with other companies.  The sale of additional equity or convertible debt could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations.  We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all.  If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs.  Any of these actions could materially harm our business.

Cash Flows

The following table provides a summary of our net cash flow activity:

	Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Net cash used in operating activities	$(12,327)	$(2,046)
Net cash provided by investing activities	11,914	—
Net cash provided by financing activities	8,500	1,950
Net increase (decrease) in cash and cash equivalents	$8,087	$(96)

Net cash used in operating activities was $12.3 million for the nine months ended September 30, 2016 compared to $1.1 million for the nine months ended September 30, 2015. The use of cash in these periods principally resulted from our losses from operations, including costs related to the Merger, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

Net cash provided by investing activities was $11.9 million for the nine months ended September 30, 2016.  Net cash provided by investing activities for the nine months ended September 30, 2016 consisted of $5.8 million in cash provided from the merger, and a net increase of $5.6 million from the sales and maturities in our investment portfolio.

Net cash provided by financing activities was $8.5 million for the nine months ended September 30, 2016 compared to $2.0 million for the nine months ended September 30, 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 consisted of net proceeds from the issuance of related party convertible notes and advances.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2016, as compared to those disclosed in our Current Report filed on Form 8-K/A filed on September 2, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2016 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents has significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Effects of Inflation

Inflation generally affects us with increased cost of labor and clinical trial costs.  We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Definition and limitations of disclosure controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

On July 22, 2016, we completed a reverse merger with Synta Pharmaceuticals Corp. and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

Risks Related to our Business

We have limited operating history, we have incurred significant operating losses since inception and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for MGL-3196 and other future product candidates. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if MGL-3196 or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.

We currently generate no revenue from product sales, and we may never be able to commercialize MGL-3196 or other future product candidates. We do not currently have the required approvals to market MGL-3196 or any other future product candidates, and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business depends on the success of MGL-3196, which is still in clinical development. If we are unable to obtain regulatory approval for or successfully commercialize MGL-3196, our business will be materially harmed.

To date, the sole focus of our product development has been MGL-3196, a liver-directed selective thyroid hormone receptor beta agonist for potential use in non-alcoholic steatohepatitis, or NASH, and FH. Successful continued development and ultimate regulatory approval of MGL-3196 for NASH or genetic dyslipidemias, such as FH, is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of MGL-3196. We will need to raise sufficient funds to successfully complete our clinical development program for MGL-3196 in NASH and FH. The future regulatory and commercial success of MGL-3196 is subject to a number of risks, including the following:

•                  we may not have sufficient financial and other resources to complete the necessary clinical trials for MGL-3196, including but not limited to Phase 2 clinical trials and, later, registrational clinical trials to obtain drug approval;

•                  the mechanism of action of MGL-3196 is complex and we do not know the degree to which it will translate into a therapeutic benefit, if any, in NASH, FH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long term safety issues or adverse events, if any, when MGL-3196 is taken for prolonged periods such as in the treatment of NASH, FH or any other indication;

•                  we may not be able to obtain adequate evidence from clinical trials of efficacy and safety for MGL-3196 in NASH, FH or any other indication;

•                  we do not know the degree to which MGL-3196 will be accepted as a therapy by physicians, patients and payors, even if approved;

•                  in our clinical programs for MGL-3196, we may experience variability in patients, adjustments to clinical trial procedures and the need for additional clinical trial sites, which could delay our clinical trial progress;

•                  the results of our clinical trials may not meet the level of statistical or clinical significance required by the United States Food and Drug Administration, or FDA, or comparable foreign regulatory bodies for marketing approval;

•                  patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to MGL-3196, which could delay or prevent further clinical development;

•                  the standards implemented by clinical or regulatory agencies may change at any time;

•                  the FDA or foreign clinical or regulatory agencies may require efficacy endpoints for a Phase 3 clinical trial for the treatment of NASH or FH that differ from the endpoints of our current or future trials, which may require us to conduct additional clinical trials;

•                  if approved for NASH, MGL-3196 will likely compete with the off-label use of currently marketed products and other therapies in development that may reach approval for NASH prior to MGL-3196;

•                  if approved for FH, MGL-3196 will likely compete with currently approved and marketed products and other therapies in development that may reach approval for FH prior to MGL-3196; and

•                  we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage results in the submission of a new drug application, or NDA, to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market MGL-3196, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize MGL-3196. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize MGL-3196, we may not be able to generate sufficient revenue to continue our business.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials, including MGL-3196, may not have favorable results in later clinical trials or receive regulatory approval.

Drug development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in our target indications before we can seek regulatory approvals for its commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, our Phase 1 results may not be predictive of any future Phase 2 results. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

We cannot be certain that any of our ongoing or future clinical trials will be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

Because MGL-3196 has not yet received regulatory approval for any indication, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development and obtain the necessary regulatory approvals for commercialization.

MGL-3196 has not yet received regulatory approval for the treatment of NASH, FH or any other indication, and unexpected problems may arise that could cause us to delay, suspend or terminate our development efforts in any or all indications. Further, MGL-3196 has not yet demonstrated efficacy in patients with NASH or FH, and the long-term safety consequences of a liver-directed thyroid hormone receptor beta agonist are not known. Regulatory approval of new product candidates such as MGL-3196 can be more expensive and take longer than approval for candidates for the treatment of more well-understood diseases with previously approved products.

If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively affect our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•                  conditions imposed on us by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•                  insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

•                  slow enrollment and retention rate of subjects in our clinical trials; and

•                  serious and unexpected drug-related side effects related to the product candidate being tested.

Commercialization of our product candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any other applicable foreign regulatory authority or the requirement of additional supportive studies by the FDA or such foreign regulatory authority.

We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in the initiation, enrollment or completion of our clinical trials will result in increased development costs for our product candidates, and our financial resources may be insufficient to fund any incremental costs. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for MGL-3196 if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. Patient enrollment, a significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In the proposed clinical trials, patient willingness to undergo a liver biopsy in our NASH trials, and identification of patients willing to participate in our FH trials due to the rarity of the disease, are also risk factors. Potential patients for MGL-3196 may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.

The FDA typically requires sponsors of lipid-lowering product candidates to conduct drug-drug interaction studies with statins because statins may have increased safety risks when administered together with other drug therapies that affect their pharmacokinetic profile. Accordingly, shortly after we submitted an investigational new drug application, or IND, for MGL-3196, the FDA placed a partial clinical hold on MGL-3196 with respect to clinical dosing of MGL-3196 with statins. We conducted our planned clinical dose escalation trials and, later, upon submitting a request to the FDA, the FDA advised us that conducting clinical drug interaction studies between MGL-3196 and statins might be sufficient to address the partial clinical hold. We have completed two clinical drug interaction studies between MGL-3196 and three statins, the results of which were submitted, along with other information, to the FDA in support of our request to the FDA that it remove the partial clinical hold. The timing of the FDA’s response may affect the timing or enrollment of clinical trials in which MGL-3196 is dosed concomitantly with statins, including the FH Phase 2 clinical trial and, to a lesser extent, the NASH Phase 2 clinical trial.

We will be required to identify and enroll a sufficient number of patients for each of our ongoing and planned clinical trials of MGL-3196 for NASH and FH indications, respectively. We also may encounter difficulties in identifying and enrolling NASH patients and FH patients with a stage of disease appropriate for our ongoing or future clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

Any product candidate in our current or future clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Unacceptable adverse events caused by any of our product candidates in current or future clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development of or commercializing the affected product candidate and generating revenue from its sale. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidate.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities, or previously unknown problems with any approved product, manufacturer, or manufacturing process are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•                  restrictions on the products, manufacturers, or manufacturing processes;

•                  warning letters;

•                  civil or criminal penalties;

•                  fines;

•                  injunctions;

•                  product seizures or detentions;

•                  pressure to initiate voluntary product recalls;

•                  suspension or withdrawal of regulatory approvals; and

•                  refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

Our industry is highly competitive, and our product candidates may become obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than us. Those companies and institutions also have substantially greater experience in developing products, conducting clinical trials, obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than us, which could materially adversely affect our business.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our or any of our partners’ product candidates, the sales of our product candidates would be adversely affected.

Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an abbreviated new drug application or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product and that the generic product is bioequivalent to our product, meaning it is absorbed in the body at the same rate and to the same extent as our product. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than our product to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product or any of our partners’ future products, if any, would materially adversely affect our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made and expect to make in our or any of our partners’ product candidates, including MGL-3196.

If physicians and patients do not accept our future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Physicians may decide not to recommend its treatments for a variety of reasons including:

•                  timing of market introduction of competitive products;

•                  demonstration of clinical safety and efficacy compared to other products;

•                  cost-effectiveness;

•                  limited or no coverage by third-party payers;

•                  convenience and ease of administration;

•                  prevalence and severity of adverse side effects;

•                  restrictions in the label of the drug;

•                  other potential advantages of alternative treatment methods; and

•                  ineffective marketing and distribution support of its products.

If any of our product candidates are approved, but fail to achieve market acceptance or such market is smaller than anticipated, we may not be able to generate significant revenue and our business would suffer.

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully.

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, and marketing and sales capabilities and may need to further contract with third parties to provide these capabilities. As our operations expand, we likely will need to manage additional relationships with such third parties, as well as additional collaborators, distributors, marketers and suppliers.

Maintaining third party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to effectively manage our development efforts; recruit and train sales and marketing personnel, effectively manage our participation in the clinical trials in which our product candidates are involved and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

If we enter into arrangements with third parties to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop without the involvement of these third parties. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business.

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the United States and in foreign jurisdictions. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any of our product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we develops due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative proposals.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. The goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. We also cannot predict the impact of ACA on us as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which have not yet been fully implemented.

If any product liability lawsuits are successfully brought against us or any of our collaborative partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•                  decreased demand for any of our future approved products;

•                  injury to our reputation;

•                  withdrawal of clinical trial participants;

•                  termination of clinical trial sites or entire trial programs;

•                  significant litigation costs;

•                  substantial monetary awards to or costly settlements with patients or other claimants;

•                  product recalls or a change in the indications for which products may be used;

•                  loss of revenue;

•                  diversion of management and scientific resources from our business operations; and

•                  the inability to commercialize our product candidates.

If any of our product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

We do not currently hold product liability insurance coverage. Prior to commercialization of our product candidates, we will need to purchase insurance coverage. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. These liabilities could prevent or interfere with our product development and commercialization efforts. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business, financial condition and results of operations.

Our employees, contractors and partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, contractors or partners. Misconduct by these parties could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data timely, completely or accurately, or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us resulting from this misconduct and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our potential sublicensees’ exercise of rights under the agreement. With respect to our commercial agreements, we indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party.

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we are denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the development and commercialization of MGL-3196 is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to thyroid hormone, orphan and other diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from thyroid hormone, orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates may require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, be successfully commercialized, be widely accepted in the marketplace, or be more effective than other commercially available alternatives.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify, develop and commercialize products will be impaired.

We are highly dependent on principal members of our management team, including our Chief Executive Officer, Paul A. Friedman, M.D., and our Chief Medical Officer, Rebecca Taub, M.D. These executives each have significant pharmaceutical industry experience. The loss of any member of our management team or scientific staff, including Drs. Friedman and Taub, would impair our ability to identify, develop and market new products. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.

Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.  This lack of insurance means that we may not receive adequate compensation for the loss of the services of these individuals.

We currently have no marketing, sales or distribution infrastructure with respect to our product candidates. If we are unable to develop are sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have no marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If our product candidate, MGL-3196, is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize MGL-3196, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of MGL-3196. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of MGL-3196 and other future product candidates.

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or as an alternative to our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Even if we obtain FDA approval of MGL-3196 or any other future product candidate, we or our partners may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We and our partners do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the term of patents covering each of our product candidates, our business may be materially harmed.

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which  we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and our competitors may obtain approval to market competing products sooner. As a result, our revenue could be potentially materially reduced.

If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our partners violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, including those commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, false claims and anti-kickback statutes. At such time, if ever, as we or any of our partners market any of our future approved products, it is possible that some of our business activities and/or our partners could be subject to challenge under one or more of these laws.

Federal false claims, false statements and civil monetary penalties laws prohibit, among others, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor.

In addition, we and/or our partners may be subject to data privacy and security regulation, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose specified requirements relating to the privacy, security and transmission of individually identifiable health information.

Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our partners may be subject to administrative, civil and criminal sanctions for violations of any of these federal and state laws. Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates.

If the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We use third-party service providers to conduct and/or oversee the clinical trials of our product candidates and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with FDA requirements and our general investigational plan and protocol.

The FDA requires us and our third-party service providers to comply with regulations and standards, commonly referred to as good clinical practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate, and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory or GCP requirements or the respective trial plans and protocols. In addition, third parties may not be able to repeat their past successes in clinical trials. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

We have relied on, and expect to continue to rely on, third-party manufacturers to produce our product candidates.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply its product candidates. Reliance on third-party manufacturers entail risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

•                  reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

•                  limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

•                  the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and

•                  the possible termination or non-renewal of manufacturing agreements by third-parties, at a time that is costly or inconvenient to us.

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturer or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturer, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with current good manufacturing practices, or cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, European Medicines Agency, or EMA, and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to conduct our clinical trials and to produce our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our third party contractors and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

Risks Related to our Intellectual Property

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of a license to MGL-3196 granted to us by Roche.

We entered into a research, development and commercialization agreement, or the Roche Agreement, with Hoffmann-La Roche Pharmaceutical Company Limited, or Roche, on December 18, 2008. Pursuant to the terms of the Roche Agreement, We assumed control of all development and commercialization of MGL-3196 and will own exclusive worldwide rights for all potential indications. Roche assigned all patent rights relating to MGL-3196 to us and granted us an exclusive license to use certain know-how relating to MGL-3196 in exchange for consideration consisting of an upfront payment, milestone payments tied to the achievement of product development and regulatory milestones, and royalty payments based on net sales of products containing MGL-3196, subject to certain reductions. We must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing MGL-3196. If we determine that it is not reasonable to continue clinical trials or other development of MGL-3196, we may elect to cease further development and Roche may terminate the license. If we determine not to pursue the development or commercialization of MGL-3196 in certain jurisdictions, including the United States, Roche may terminate the license for such territories. The Roche Agreement will expire, unless earlier terminated pursuant to other provisions of the agreement, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing MGL-3196, or (ii) ten years after the first sale of a product containing MGL-3196.

We do not have, nor have we had, any material disputes with Roche regarding the Roche Agreement. However, if there is any future dispute between us and Roche regarding the parties’ rights under the Roche Agreement, our ability to develop and commercialize MGL-3196 may be materially harmed. Any uncured, material breach under the Roche Agreement could result in our loss of exclusive rights to MGL-3196 and may lead to a complete termination of the Roche Agreement and force us to cease product development efforts for MGL-3196.

We may fail to comply with any of our obligations under agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We may enter into license agreements from time to time. Licensing of intellectual property is important to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

•                  the scope of rights granted under the license agreement and other interpretation-related issues;

•                  the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•                  the sublicensing of patent and other rights;

•                  our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•                  the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors and collaborators; and

•                  the priority of invention of patented technology.

If disputes over intellectual property and other rights that we have licensed or acquired from third parties prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our success depends on our ability to protect our intellectual property and our proprietary technologies. Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses, as well as our ability to operate without infringing upon the proprietary rights of others.

We can provide no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can we provide any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredients are generally considered to offer the strongest protection of intellectual property and provide the broadest scope of patent protection for pharmaceutical products, as such patents provide protection without regard to any method of use or any method of manufacturing. While we own and have licensed rights to issue composition-of-matter patents in the United States and other jurisdictions for MGL-3196, we cannot be certain that the claims in issued composition-of-matter patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in owned and licensed patent applications covering our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, and valid by courts in the United States or by the patent offices and courts in foreign jurisdictions. Even if we owned and licensed patent applications covering our product candidates, the patents may not be enforced against competitors. For example, a formulation patent will not be enforced against those making and marketing a product that has the same active pharmaceutical ingredient in a different formulation that is not claimed in the formulation patent. Method-of-use patents protect the use of a product for the specified method or for treatment of a particular indication. This type of patent may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient but is used for a method not claimed in the patent. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Our licensed composition-of-matter patent from Roche for MGL-3196 is expected to expire in the United States in 2026. Our owned patents and pending patent applications that cover solid form, method of manufacturing, and use of MGL-3196 to treat various indications are expected to expire in 2033. While patent term adjustments or patent term extensions could result in later expiration dates for each of these patents, there can be no assurances that we will receive any patent adjustments or patent term extensions. The patent application process and patent maintenance and enforcement are subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•                  the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

•                  patent applications may not result in any patents being issued;

•                  patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

•                  us and our licensor(s) may not have been the first to make the inventions covered by pending patent applications or issued patents;

•                  us and our licensor(s) may not have been the first to file patent applications for its product candidates or the compositions our developed, or for their uses;

•                  others may independently develop identical, similar or alternative products or compositions and uses thereof;

•                  us and our licensor(s)’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•                  others may design around our owned and licensed patent claims to produce competitive products which fall outside of the scope of the patents;

•                  others may identify prior art or other bases which could invalidate our or licensor(s)’ patents;

•                  our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where us and our licensor(s) do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets;

•                  there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•                  countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

In addition, we rely on the protection of our trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that any of these parties would not breach the agreements to disclose any proprietary information, including trade secrets, and we may not be able to obtain adequate remedies for such breaches. Further, third parties may still obtain this information by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Moreover, third parties may come upon this or similar information lawfully and independently. We would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. Further, intellectual property rights have limitations and do not necessarily address all potential threats to our competitive position. If any of these events occurs or if we otherwise lose protection for our trade secrets or proprietary know-how, our business may be harmed.

We may not be able to protect our intellectual property rights throughout the world.

While we have licensed from Roche issued composition-of-matter patents directed at MGL-3196 in the United States and other countries, filing, prosecuting and defending patents on MGL-3196 in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries may not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing its inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with MGL-3196, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize MGL-3196 and other future product candidates.

We will require substantial additional future working capital in order to complete the remaining clinical development for MGL-3196 and our other product candidates through potential regulatory approval and through potential commercialization of these product candidates. In particular, in order to initiate our Phase 3 clinical program for MGL-3196 in NASH, we will need to collaborate with a strategic partner or raise significant financing. We expect our spending levels to increase in connection with our clinical trials of MGL-3196 as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•                  the type, number, scope, progress, expansion costs, results of and timing of our ongoing or future clinical trials or the need for additional clinical trials of MGL-3196 for NASH and FH or any other product candidates which we are pursuing or may choose to pursue in the future;

•                  the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•                  the costs and timing of obtaining or maintaining manufacturing for MGL-3196 for NASH and FH and any other product candidates, including commercial manufacturing if any product candidate is approved;

•                  the costs and timing of establishing sales, marketing and reimbursement capabilities and enhanced internal controls over financial reporting;

•                  the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships;

•                  costs associated with any new product candidates that we may develop, in-license or acquire;

•                  the effect of competing technological and market developments;

•                  the costs associated with being a public company; and

•                  the costs of obtaining regulatory approval.

Some of these factors are outside of our control. We expect that we will need to raise substantial additional funds in the future.

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through future debt financings and potentially dilutive equity financings, as well as potential additional collaborations or strategic partnerships with other companies or through non-dilutive financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain additional funding on a timely basis, we may be unable to complete planned clinical trials for MGL-3196 for NASH and FH and any of our other product candidates, and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code.

Our net operating losses have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code, or similar state provisions, has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us and may be substantial.

Risks Relating to Ownership of Our Common Stock

The price of our common stock has been, and may continue to be, volatile.

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•                  the losses we may incur;

•                  developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;

•                  public concern as to the safety and efficacy of products developed by us or others; and

•                  litigation.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could materially decline.

A small number of our stockholders beneficially own a substantial amount of our common stock and have substantial control over us; therefore, your ability to influence corporate matters may be limited.

Certain stockholders affiliated with our officers and directors collectively beneficially own or control approximately 55.2% of our outstanding common stock as of September 30, 2016 and acting together, may have the ability to affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our charter and bylaws may delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions include a classified board of directors.  In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

We do not anticipate paying cash dividends on our common stock, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid any cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the future. As a result, the only return to stockholders will be appreciation in the price of our common stock, which may never occur. Investors seeking cash dividends should not invest in our common stock.

Risks Relating to the Merger

The integration of Madrigal and Synta will require significant resources and may not be successful.

There is no history of Madrigal and Synta as a combined company. As a result, there can be no guarantee that the two companies will operate together successfully as a combined company. Integration of the companies and consolidation of their operations will require considerable management time, which could result in the diversion of management resources from other important matters.

The failure to integrate successfully the merged businesses in the expected timeframe could adversely affect the combined company’s future results.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•                  using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•                  appropriately managing the liabilities of the combined company;

•                  potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company; and

•                  performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 22, 2016, Synta issued an aggregate of 7,253,665 shares of its common stock to the former stockholders of Private Madrigal in accordance with the terms of an Agreement and Plan of Merger and Reorganization, dated as of April 13, 2016, or the Merger Agreement.  Such issuances were exempt from registration under Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. Additionally, Synta issued 79,101 shares of its common stock to MTS Securities, LLC as a result of MTS Health Partners, L.P.’s advisory role in the merger transaction. Such issuances were exempt from registration under Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICAL, INC.

Date: November 14, 2016	By:	/s/ Paul A. Friedman
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Marc Schneebaum
Marc Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended.					X
3.2	Bylaws of the Registrant, as amended April 13, 2016.	8-K	001-33277	3.1	04/14/16
10.1#	Amended 2015 Stock Plan.	8-K	001-33277	10.1	07/22/16
10.2#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and officers	8-K	001-33277	10.2	07/22/16
10.3#	Letter Agreement, dated April 13, 2016, by and between the Registrant and Paul A. Friedman, M.D.	8-K	001-33277	10.3	07/22/16
10.4#	Letter Agreement, dated April 13, 2016, by and between the Registrant and Rebecca Taub, M.D.	8-K	001-33277	10.4	07/22/16
10.5†	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffman-La Roche, Inc., F. Hoffman-La Roche Ltd and the Registrant					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

#                                         Indicates a management contract or compensatory plan or arrangement

†                                         Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*                                         The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.