Form 10-Q/A
period 2016-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2016-11-16
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Unless the context indicates otherwise, references herein to “Madrigal,” the “Company,” “we,” “our,” and “us” mean Madrigal Pharmaceuticals, Inc. and its subsidiaries.

We are filing this Amendment No. 1 to Form 10-Q/A (this “Amended Form 10-Q”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2016.  The purpose of this Amended Form 10-Q is to correct a typographical error contained in the “Liquidity and Capital Resources” section under Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original Form 10-Q.  The typographical error appeared on page 23 of the Original Form 10-Q, in the first sentence of the first paragraph under the table titled “Cash Flows.”  This Amended Form 10-Q corrects the sentence to read as follows: “Net cash used in operating activities was $12.3 million for the nine months ended September 30, 2016 compared to $2.0 million for the nine months ended September 30, 2015.”

We are not amending any other part of the Original Form 10-Q.  This Amended Form 10-Q speaks as of the date of the Original Form 10-Q and there are no events that occurred subsequent to the date of the Original Form 10-Q that require disclosure, other than the matter discussed above.  In accordance with applicable Commission rules, this Amended Form 10-Q includes new certifications from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Amended Form 10-Q.

PART I - FINANCIAL INFORMATION

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

Net cash used in operating activities was $12.3 million for the nine months ended September 30, 2016 compared to $2.0 million for the nine months ended September 30, 2015. The use of cash in these periods principally resulted from our losses from operations, including costs related to the Merger, as adjusted for non-cash charges for depreciation and stock-based compensation, and changes in our working capital accounts.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 16, 2016	By:	/s/ Paul A. Friedman
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2016	By:	/s/ Marc Schneebaum
Marc Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*                                         The certifications attached as Exhibit 32.1 accompany this Amended Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language contained in any such filing.