Form 10-Q/A
period 2016-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2017-03-31
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

We are filing this Amendment No. 2 to Form 10-Q/A (this “Second Amended Form 10-Q”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2016 and later amended by Amendment No. 1 to Form 10-Q/A (the “First Amended Form 10-Q”), as filed with the Commission on November 16, 2016, to reflect a restatement of our condensed consolidated financial statements.  The purpose of this Second Amended Form 10-Q is to restate the calculation of weighted average shares outstanding, which is used in the computation of net loss per share and the retrospective application of the reverse merger recapitalization of stockholders’ equity.  This restatement has no impact on previously reported assets, liabilities, expenses, net loss or cash flows.

As described in Note 4 of our consolidated financial statements, misstatements were identified in connection with our retrospective application of the reverse merger recapitalization on the December 31, 2015 stockholders’ equity and the weighted average number of common shares outstanding used in the basic and diluted net loss per common share for all periods presented in 2016 and 2015.  We determined that our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2016, as reported in the Original Form 10-Q, should no longer be relied upon with regard to earnings per share, and that a restatement of these financial statements was required.

As of September 30, 2016, our management concluded that we did not maintain effective internal control over financial reporting due to the existence of a material weakness that resulted in the errors identified.  Due to the existence of this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016.  See Item 4 of this Second Amended Form 10-Q.

Items Amended in this Filing

For the reasons discussed above, we are filing this Second Amended Form 10-Q to amend the following items in of our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Second Amended Form 10-Q:

•        Part I, Item 1. Condensed Financial Statements (unaudited)

•        Part I, Item 4. Controls and Procedures

•        Part II, Item 1A. Risk Factors

We are not amending any other part of the Original Form 10-Q or the First Amended Form 10-Q.  This Second Amended Form 10-Q speaks as of the date of the Original Form 10-Q, as amended by the First Amended Form 10-Q, and there are no events that occurred subsequent to the date of the Original Form 10-Q, as amended by the First Amended Form 10-Q, that require disclosure, other than the matter discussed above.  In accordance with applicable Commission rules, this Second Amended Form 10-Q includes new certifications from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Second Amended Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,393,302	$306,249
Marketable securities	31,164,553	—
Other receivable — related party	—	7,332
Prepaid expenses and other current assets	1,632,783	50,000
Total current assets	41,190,638	363,581
Property and equipment, net	1,476	—
Goodwill and other intangibles assets	315,070	—
Total assets	$41,507,184	$363,581
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,159,836	$102,293
Accrued expenses	2,755,554	70,203
Convertible promissory notes payable — related parties	—	48,595,166
Advances payable — related party	—	500,000
Accrued interest on advances — related party	—	9,278
Total current liabilities	3,915,390	49,276,940
Total liabilities	3,915,390	49,276,940
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2016 and December 31, 2015; no shares issued and outstanding at each of September 30, 2016 and December 31, 2015	—	—

Common stock, par value $0.0001 per share authorized: 200,000,000 shares at September 30, 2016 and December 31, 2015, respectively; 11,570,149 and 176,158 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,157	18

Additional paid-in-capital	105,161,301	6,213
Accumulated other comprehensive income	(12,485)	—
Accumulated deficit	(67,558,179)	(48,919,590)
Total stockholders’ equity (deficit)	37,591,794	(48,913,359)
Total liabilities and stockholders’ equity	41,507,184	363,581

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	7,804,921	682,588	10,409,502	1,653,922
General and administrative	6,285,597	197,441	7,058,345	660,642
Total operating expenses	14,090,518	880,029	17,467,847	2,314,564
Loss from operations	(14,090,518)	(880,029)	(17,467,847)	(2,314,564)
Interest income (expense), net	41,778	(919,805)	(1,170,742)	(2,647,530)
Net loss	$(14,048,740)	$(1,799,834)	$(18,638,589)	$(4,962,094)
Net loss per common share:
Basic and diluted net loss per common share (restated)	$(1.59)	$(10.46)	$(6.04)	$(29.15)
Basic and diluted weighted average number of common shares outstanding (restated)	8,847,155	172,045	3,087,588	170,227

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

Notes to Condensed Financial Statements

(Unaudited)

1.                                      Organization, Business and Basis of Presentation

Organization and Business

Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) was incorporated on August 19, 2011 and commenced operations in September 2011. On September 14, 2011, the Company entered into an Assignment and Issuance Agreement pursuant to which the Company was assigned the rights, title and interest in and to the tangible and intangible assets owned by Bay City Capital Fund IV, L.P. (“Lender A”) and Bay City Capital Fund IV Co-Investment Fund, L.P (“Lender B” and together with Lender A, “BCC”), in exchange for the assumption of outstanding convertible promissory notes, including accrued interest, in the amount of approximately $23,400,000 (see Note 7). Assets contributed to the Company were primarily intangible assets related to several drug development programs of VIA Pharmaceuticals, Inc. (“VIA”), which was an investee company of BCC.

The underlying assets of VIA transferred to BCC and subsequently contributed to the Company were notionally valued at $3 million. BCC credit bid $3 million for the VIA assets as part of an assignment for the benefit of creditors process. Due to the common control nature of the transaction and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the assigned assets and liabilities were recorded by the Company at their respective carryover basis which was zero for the tangible and intangible assets and $23.4 million for the assumed debt. In 2012, Madrigal entered into a transaction with Tallikut Pharmaceuticals, Inc. (“Tallikut”) whereby Madrigal sold certain assets to Tallikut in exchange for the assumption of $2 million of convertible promissory notes. On July 22, 2016 the Company completed a reverse merger (the “Merger”) into Synta Pharmaceuticals Corp. (“Synta”) (see Note 3). Upon the consummation of the Merger, the historical financial statements of Madrigal become the Company’s historical financial statements. Accordingly, the historical financial statements of Madrigal are included in the comparative prior periods.

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

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2016	2015
Common stock options	909,977	—
Unvested restricted common stock	158,334	—
Conversion option on promissory notes — related parties	—	515,752

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

3.              Reverse Merger

On July 22, 2016, the Company, Synta and Saffron Merger Sub, Inc., a wholly-owned subsidiary of Synta (“Merger Sub”), completed the Merger pursuant to which Merger Sub merged with and into the Company with the Company becoming a wholly-owned subsidiary of Synta and the surviving corporation of the Merger. Each outstanding share of private Madrigal common stock was converted into 0.1593 shares of common stock of the post-Merger combined company. As a result, Synta issued 7.3 million shares of common stock to the stockholders of private Madrigal in exchange for common shares of private Madrigal. For accounting purposes, the Company is considered to be acquiring Synta in the Merger. The Company was determined to be the accounting acquirer based upon the terms of the Merger Agreement and other factors including: (i) Madrigal security holders own approximately 64% of the voting interests of the combined company immediately following the closing of the Merger; (ii) directors appointed by Madrigal hold a majority of board seats in the combined company; and (iii) Madrigal management hold a majority of the key positions in the management of the combined company. As the accounting acquirer, the Company’s assets and liabilities continue to be recorded at their historical carrying amounts and the historical operations that will be reflected in the financial statements will be those of the Company.

Immediately prior to the closing of the Merger, Synta completed a one-for-35 reverse stock split. Following the reverse stock split and the Merger, the post-Merger combined company had approximately 11.3 million shares outstanding and the former stockholders of the Company owned approximately 64% of the outstanding capital stock of the post-Merger combined company.

Upon the closing of the Merger, the Company incurred an expense for a success fee of $750,000 in cash plus $500,000 settled in shares of the post-Merger combined company’s common stock with a third party financial advisor.

Purchase Price

Pursuant to the Merger Agreement, Synta issued to Madrigal stockholders a number of shares of Synta common stock representing approximately 64% of the outstanding shares of common stock of the combined company. The purchase price, which represents the consideration transferred to Synta stockholders in the Merger  is calculated based on the number of shares of common stock of the combined company that Synta stockholders will own as of the closing of the Merger, which consists of the following:

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

Bonus Plan Awards

Pursuant to the terms of the Change in Control Bonus Plan, the participants therein received 0.6 million shares of common stock of the Company from certain former stockholders of the Company in connection with the Merger, which represented 7.87% of Madrigal’s common shares outstanding at the time of the Merger. The Company recorded $5.4 million in stock compensation associated with the transaction (see Note 10).

Stock Based Compensation

Following the consummation of the Merger, the Company issued a combined 208,255 shares of restricted common stock and 557,386 stock options to purchase shares of common stock to the new Chief Executive Officer, Chief Medical Officer and Executive Vice President, and Chief Financial Officer and Senior Vice President.

4.              Restatement of the Condensed Financial Statements

During the preparation of the financial statements as of and for the year ended December 31, 2016, the Company identified an error within the Company’s earnings per share calculation in its previously issued unaudited financial statements for the three and nine months ended September 30, 2015 and 2016 and the retrospective application of the reverse merger to the December 31, 2015 stockholders’ equity.  The earnings per share calculation incorrectly included certain shares issued on the date of the Merger resulting from private Madrigal’s convertible notes payable in the computation of weighted average shares outstanding.  Accordingly, the weighted average number of shares outstanding for each period presented, which is used in determining the Company’s net loss per share, has been reduced for each of the prior periods as presented below.  These corrections have no impact on previously reported assets, liabilities, expenses, net loss or cash flows.

The table below presents the impact of this restatement, on the Company’s previously-filed unaudited financial statements:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Previously Reported	Restated	Previously Reported	Restated

Net loss	$(14,048,740)	$(14,048,740)	$(18,638,589)	$(18,638,589)
Net loss per common share:
Basic and diluted net loss per common share	$(1.34)	$(1.59)	$(2.24)	$(6.04)
Basic and diluted weighted average number of common shares outstanding	10,462,182	8,847,155	8,329,548	3,087,588

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Previously Reported	Restated	Previously Reported	Restated

Net loss	$(1,799,834)	$(1,799,834)	$(4,962,094)	$(4,962,094)
Net loss per common share:
Basic and diluted net loss per common share	$(0.25)	$(10.46)	$(0.68)	$(29.15)
Basic and diluted weighted average number of common shares outstanding	7,253,655	172,045	7,253,655	170,227

5.              Liquidity and Uncertainties

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

The Company has incurred losses since inception, including approximately $18,639,000 for the nine months ended September 30, 2016, resulting in an accumulated deficit of approximately $67,558,000 as of September 30, 2016. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt (see Note 7) and the proceeds from the Merger on July 22, 2016 (see Note 3). The working capital obtained through the Merger together with the conversion of all outstanding convertible notes is anticipated to fund the Company’s operations for at least the next twelve months from the balance sheet date.

6.                                      Cash, Cash Equivalents and Marketable Securities

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

7.              Convertible Promissory Notes — Related Parties

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

8.              Advances Payable — Related Party

On June 29, 2015 and July 30, 2015 a related party agreed to advance the Company a total of $500,000 to be used for working capital requirements. The advances accrued interest at a rate of four percent (4%) per annum compounded annually. On April 13, 2016, these advances were exchanged for $500,000 in convertible promissory notes payable and all accrued interest was waived (see Note 7).

9.              Stockholders’ Equity (Deficit)

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

10.       Stock-based Compensation

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

11.  Related Party Transactions

Related party financing

Lenders A and B have provided financing to the Company since its inception. Lenders A, B, C and D had agreed to provide funding under the April 13, 2016 amended and restated March 1, 2016 agreement. For the nine months ended September 30, 2016 and September 30, 2015, the Company incurred approximately $1,213,000 and $2,648,000, respectively of interest expense to these Lenders which was subsequently waived (see Note 7). This debt was converted to equity at the time of the Merger.

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

12.       Commitments and Contingencies

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

13.       Subsequent Event

In October 2016 the Company announced that the first patient had been dosed in its Phase 2 study of MGL-3196 for the treatment of non-alcoholic steatohepatitis (NASH), which triggered a milestone payment under the Research, Development and Commercialization Agreement with Roche (see Note 12).

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed with the Commission on November 14, 2016, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to a material weakness in internal control over financial reporting described below.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is “a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statement will not be prevented or detected in a timely basis.”  We did not design and maintain effective controls over accuracy of earnings per share and recapitalization of the prior year shares outstanding.  Specifically, the design of  our internal controls did not identify that certain shares associated with convertible promissory notes were improperly included in the calculation of weighted average shares outstanding, which are used in the determination of earnings per share.  The error that resulted from the material weakness required us to restate our interim financial statements for the three and nine months ended September 30, 2015 and 2016 for our earnings per share determination. Additionally, this material weakness could result in misstatements of the aforementioned disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

Our management has corrected the process of calculating our earnings per share, including additional instruction to our accounting staff on the calculation of earnings per share. No other changes were required to remediate the control.  With the effective operation of these enhanced controls, we expect remediation of the material weakness in fiscal 2017.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in or incorporated by reference into this report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occurs, our business, financial condition or our results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline and you may lose part or all of the value of any of our shares held by you.

Risks Related to our Business

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud; and in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we may be unable to report our financial results accurately or prevent fraud; and in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. As of September 30, 2016, management reported a material weakness in our system of internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are remediating this material weakness. We cannot assure you that the measures we have taken to date will be sufficient to avoid future material weaknesses. Even when we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

Item 6.  Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS, INC.

Date: March 31, 2017	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)

2

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

*                                         The certifications attached as Exhibit 32.1 accompany this Second Amended Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act of 1933, as amended, or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

3