Form 10-Q
period 2017-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2017-08-10
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 12,495,705 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$34,797	$19,145
Marketable securities	32,369	21,355
Prepaid expenses and other current assets	781	707
Total current assets	67,947	41,207
Property and equipment, net	120	3
Total assets	$68,067	$41,210
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,285	$762
Accrued expenses	5,151	4,038
Total current liabilities	6,436	4,800
Total liabilities	6,436	4,800
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2017 and December 31, 2016; 1,969,797 and no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2017 and December 31, 2016, respectively; 12,495,705 and 11,951,866 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in-capital	151,247	111,691
Accumulated other comprehensive income	36	25
Accumulated deficit	(89,653)	(75,307)
Total stockholders’ equity	61,631	36,410
Total liabilities and stockholders’ equity	$68,067	$41,210

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	6,816	2,088	11,196	2,604
General and administrative	1,623	551	3,318	773
Total operating expenses	8,439	2,639	14,514	3,377
Loss from operations	(8,439)	(2,639)	(14,514)	(3,377)
Interest expense	—	(238)	—	(1,213)
Interest income	92	—	168	—
Net loss	$(8,347)	$(2,877)	$(14,346)	$(4,590)
Net loss per common share:
Basic and diluted net loss per common share	$(0.69)	$(16.33)	$(1.20)	$(26.06)
Basic and diluted weighted average number of common shares outstanding	12,039,005	176,158	11,997,602	176,158

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(8,347)	$(2,877)	$(14,346)	$(4,590)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(28)	—	11	—
Comprehensive loss	$(8,375)	$(2,877)	$(14,335)	$(4,590)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,346)	$(4,590)
Adjustments to reconcile net loss to net cash used in operating activities:
PIK interest expense on convertible promissory notes payable — related parties	—	1,207
Stock-based compensation expense	1,278	—
Depreciation and amortization expense	8	—
Changes in operating assets and liabilities:
Accounts receivable - related parties	—	7
Prepaid expenses and other current assets	3	(658)
Accounts payable	523	529
Accrued expense	1,113	414
Accrued interest — related party	—	6
Net cash used in operating activities	(11,421)	(3,085)
Cash flows from investing activities:
Purchases of marketable securities	(31,113)	—
Sales and maturities of marketable securities	20,033	—
Purchases of property and equipment	(125)	—
Net cash used in investing activities	(11,205)	—
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net of transaction costs	38,278	—
Proceeds from convertible notes — related parties	—	6,875
Net cash provided by financing activities	38,278	6,875
Net increase in cash and cash equivalents	15,652	3,790
Cash and cash equivalents at beginning of period	19,145	306
Cash and cash equivalents at end of period	$34,797	$4,096
Supplemental disclosure of cash flow information:
Exchange of related party advances payable for convertible notes	—	500
Related party debt restructuring	—	11,224

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and six months ended June 30, 2017 and 2016, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three and six months ended June 30, 2017 and 2016, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2017, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three and six months ended June 30, 2017 and 2016, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2017, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three and six months ended June 30, 2017 and 2016, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	June 30,
	2017	2016
Common stock options	976,711	—
Unvested restricted common stock	157,262	—
Preferred stock	1,969,797	—
Conversion option on promissory notes — related parties	—	512,160

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which was designed to simplify several aspects of the accounting for share-based payment transactions, including, among other things, guidance related to accounting for income taxes, modification of the criteria for classification of awards as either equity awards or liability awards where an employer withholds shares from an employee’s share-based award for tax withholding purposes, and classification on the statement of cash flows of cash payments to a tax authority by an employer that withholds shares from an employee’s award for tax withholding purposes. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU No. 2016-09 effective January 1, 2017.  There was no significant impact from the adoption of ASU No. 2016-09 because the Company currently maintains a 100% valuation allowance on its deferred tax assets.

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

The Company has incurred losses since inception, including approximately $14.3 million for the six months ended June 30, 2017, resulting in an accumulated deficit of approximately $89.7 million as of June 30, 2017. Management expects to incur losses for the foreseeable future. Subsequent to the reverse merger, the Company has funded its operations primarily through proceeds from sales of the Company’s common stock under the October 2015 Sales Agreement (as defined below), and the sale of the Company’s Series A Convertible Preferred Stock and common stock in a private placement offering.

The Company believes that its cash, cash equivalents and marketable securities at June 30, 2017 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs beyond our assessment period, the Company will need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company also has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date in which those concerns are relieved.

5.              Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$3,887	$—	$—	$3,887
Money market funds (Level 1)	30,910	—	—	30,910
Total cash and cash equivalents	34,797	—	—	34,797
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	32,333	36	—	32,369
Total cash, cash equivalents and marketable securities	$67,130	$36	$—	$67,166

	December 31, 2016
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$5,651	$—	$—	$5,651
Money market funds (Level 1)	13,494	—	—	13,494
Total cash and cash equivalents	19,145	—	—	19,145
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	21,330	25	—	21,355
Total cash, cash equivalents and marketable securities	$40,475	$25	$—	$40,500

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

As of June 30, 2017, 597,256 shares have been sold to-date under the October 2015 Sales Agreement for an aggregate of approximately $9.6 million in gross proceeds.  Net proceeds to the Company were approximately $9.4 million after deducting commissions and other transactions costs. Of those shares sold, 215,539 were sold in 2017 for an aggregate of approximately $3.5 million in gross proceeds, and $3.4 million in net proceeds. Approximately $90.4 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the October 2015 Sales Agreement.

Private Placement Offering and its Series A Convertible Preferred Stock

In June 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of institutional accredited investors, who were existing, non-controlling stockholders of the Company, pursuant to which the Company sold securities to the Investors in a private placement transaction (the “Offering”). Under the terms of the Offering, the Company sold 328,300 shares of its common stock at a price of $15.23 per share, and 1,969,797 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $15.23 per share.  The Offering resulted in gross proceeds to the Company of approximately $35.0 million, and net proceeds to the Company of approximately $34.9 million. The Offering closed on June 23, 2017.

The Series A Preferred Stock has a par value of $0.0001 per share and is convertible into shares of the common stock at a one-to-one ratio, subject to adjustment as provided in the Purchase Agreement.  The terms of the Series A Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017.  Each share of the Series A Preferred Stock is convertible into shares of the Common Stock at any time at the holder’s option.  Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A Preferred Stock upon liquidation, the holders of the Series A Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to-Common-Stock basis) in the net assets of the Company.  Shares of the Series A Preferred Stock will generally have no voting rights, except as required by law. Shares of the Series A Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the Common Stock) equal to the dividend payable on each share of the Common Stock, on an as-converted basis.

8.               Stock-based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of June 30, 2017, the Company had options outstanding to purchase 976,711 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of June 30, 2017, 1,458,561 shares were available for future issuance under the 2015 Stock Plan.

The following table summarizes stock option activity during the six months ended June 30, 2017:

	Shares	Weighted average exercise price
Outstanding at January 1, 2017	784,011	$10.70
Options granted	192,700	15.96
Options exercised	—	—
Options cancelled	—	—
Outstanding at June 30, 2017	976,711	$11.74
Exercisable at June 30, 2017	153,088	$13.06

The total cash received by the Company as a result of stock option exercises was $0 in each of the six months ended June 30, 2017 and 2016. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2017 was $12.68.

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.  There were 157,262 unvested restricted shares outstanding at a weighted average grant date fair value of $10.06 at June 30, 2017 and December 31, 2016.

Stock-Based Compensation Expense

Stock-based compensation expense during the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Stock options	$527	$—	$981	$—
Restricted stock	149	—	297	—
Total stock-based compensation expense	$676	$—	$1,278	$—

Effect of stock-based compensation expense by line item:
Research and development	$168	$—	$305	$—
General and administrative	508		973	—
Total stock-based compensation expense included in net loss	$676	$—	$1,278	$—

Unrecognized stock-based compensation expense as of June 30, 2017 was as follows (in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$5,916	2.44
Restricted stock	1,061	1.99
Total	$6,977	2.38

9.               Related Party Transactions

Related party financing

Certain related party lenders provided financing to the Company prior to the Merger, which was subsequently converted to equity at the time of the Merger. For the six months ended June 30, 2016, the Company incurred approximately $1.2 million of interest expense to related party lenders.

Consulting agreement

Prior to the Merger, the Company had a consulting agreement with its former Chief Executive Officer, who is also a stockholder of the Company. For the six months ended June 30, 2016, the Company paid $83 thousand pursuant to this agreement.  On July 22, 2016, the consulting agreement was replaced by an employment agreement for the position of Chief Medical Officer, Executive Vice President, Research and Development, upon the completion of the Merger.

10.               Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

The agreement requires future milestone payments to Roche, the remainder of which total $10 million and are earned by the commencement of Phase 3 clinical trials as well as future regulatory approval in the United States and Europe of a product developed from MGL-3916. A single-digit royalty payment range is based on net sales of products developed from MGL-3196, subject to certain reductions. In October 2016 the Company commenced a Phase 2 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and has no Licensed Product sales for the quarters ended June 30, 2017 and 2016.

During 2017, the Company has entered into several customary contractual arrangements and letters of intent in preparation for and in support of the Phase 2 clinical trials.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Risk Factors” included elsewhere in this report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

About Madrigal Pharmaceuticals, Inc.

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic and liver diseases. Our lead product candidate, MGL-3196, is a proprietary, liver-directed, selective thyroid hormone receptor- ß, or THR-ß, agonist that can potentially be used to treat a number of disease states with high unmet medical need. We are developing MGL-3196 for non-alcoholic steatohepatitis, or NASH, and we have initiated a Phase 2 clinical trial in this indication. We are also developing MGL-3196 for dyslipidemia, particularly genetic dyslipidemias such as familial hypercholesterolemia, or FH, including both homozygous and heterozygous forms of the disease. We have initiated a Phase 2 clinical trial in heterozygous FH, or HeFH, patients and we are planning to conduct a proof-of-concept clinical trial in homozygous FH patients. MGL-3196 is a once-daily oral pill that has been studied in four completed Phase 1 trials in a total of 129 subjects. MGL-3196 appeared to be safe and well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, and two drug interaction trials with statins.

Recent Developments

On June 20, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with a group of institutional accredited investors, who are existing, non-controlling stockholders of our company, or the Investors, pursuant to which, on June 23, 2017, we sold 328,300 shares of our common stock at a price of $15.23 per share, and 1,969,797 shares of our Series A Convertible Preferred Stock, or the Series A Preferred Stock, at a price of $15.23 per share, to the Investors for an aggregate offering price of approximately $35.0 million. The Series A Preferred Stock is convertible into shares of our common stock at a one-to-one ratio, subject to adjustment as provided in the Purchase Agreement.  The Offering resulted in gross proceeds to us of approximately $35.0 million, before deducting estimated offering expenses payable by us, and net proceeds to us of approximately $34.9 million. The issuance and sale of the securities in the Offering was made pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and Regulation D promulgated thereunder.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our Phase 2 clinical program, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due primarily to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses increased between 2016 and 2017, and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table provides comparative unaudited results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase / Decrease
	2017	2016	$	%
	(dollars in thousands)

Research and Development Expenses	$6,816	$2,088	4,728	226%
General and Administrative Expenses	1,623	551	1,072	195%
Interest Expense (Income)	(92)	238	(330)	(139)%
	$8,347	$2,877	5,470	190%

Revenue

We had no revenue for the three months ended June 30, 2017 and 2016.

Research and Development Expenses

Our research and development expenses were $6.8 million for the three months ended June 30, 2017 compared to $2.1 million for the same period in 2016.  Research and development expenses increased by $4.7 million in the 2017 period due primarily to expenses incurred to conduct and support the two Phase 2 studies for MGL-3196, which commenced in the fourth quarter of 2016 and the first quarter of 2017, respectively.  Our increased research and development expenses include a $3.7 million increase in contract research organization costs directly associated with the two Phase 2 studies.  These increases also include $0.6 million in compensation expenses related to employee hiring that occurred upon and following the consummation of the Merger.  We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $1.6 million for the three months ended June 30, 2017 compared to $0.6 million for the same period in 2016.  General and administrative expenses increased by $1.1 million in the 2017 period due primarily to a $0.9 million increase in compensation expenses related to employee hiring that occurred upon and following consummation of the Merger.  Additional increases in our general and administrative expenses resulted from expenses related to operating as a public company.  We believe our general and administrative expenses may increase over time as we advance our technology into clinical programs and as a result of our obligations as a public reporting company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.

Interest Expense and Income

Our net interest income was $0.1 million for the three months ended June 30, 2017, and our net interest expense was $0.2 million for the three months ended June 30, 2016. The decrease in interest expense was due primarily to the conversion of all outstanding promissory notes to equity upon the consummation of the Merger.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table provides comparative unaudited results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase / Decrease
	2017	2016	$	%
	(dollars in thousands)

Research and Development Expenses	$11,196	$2,604	8,592	330%
General and Administrative Expenses	3,318	773	2,545	329%
Interest Expense (Income)	(168)	1,213	(1,381)	(114)%
	$14,346	$4,590	9,756	213%

Revenue

We had no revenue for the six months ended June 30, 2017 and 2016.

Research and Development Expenses

Our research and development expenses were $11.2 million for the six months ended June 30, 2017 compared to $2.6 million for the same period in 2016.  Research and development expenses increased by $8.6 million in the 2017 period due primarily to the expenses incurred to conduct and support the two Phase 2 studies for MGL-3196, which commenced in the fourth quarter of 2016 and the first quarter of 2017, respectively.  Our increased research and development expenses include a $5.8 million increase in contract research organization costs directly associated with the two Phase 2 studies.  These increases also include $1.2 million in compensation expenses related to employee hiring that occurred upon and following the consummation of the Merger. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $3.3 million for the six months ended June 30, 2017 compared to $0.8 million for the same period in 2016.  General and administrative expenses increased by $2.5 million in the 2017 period due primarily to a $1.8 million increase in compensation expenses related to employee hiring that occurred upon and following consummation of the Merger.  Additional increases in our general and administrative expenses resulted from expenses related to operating as a public company.  We believe our general and administrative expenses may increase over time as we advance our technology into clinical programs and as a result of our obligations as a public reporting company, both of which will likely result in an increase in our headcount, consulting services and certain overhead needed to support those efforts.

Interest Expense and Income

Our net interest income was $0.2 million for the six months ended June 30, 2017, and our net interest expense was $1.2 million for the six months ended June 30, 2016. The decrease in interest expense was due primarily to the conversion of all outstanding promissory notes to equity upon the consummation of the Merger.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $67.2 million.  To date, our operations have been financed primarily by net proceeds from the issuance of convertible debt, the Merger with Synta, sales of our common stock under our at-the market issuance agreement with Cowen and Company, LLC, or the October 2015 Sales Agreement, and the sale of our preferred stock and common stock in a private placement offering in June 2017, or the June 2017 Offering.  We believe that our cash and cash equivalents at June 30, 2017 will be sufficient to fund our operations past one year from the issuance of these financial statements.

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

Cash Flows

The following table provides a summary of our net cash flow activity:

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)

Net cash used in operating activities	$(11,421)	$(3,085)
Net cash used by investing activities	(11,205)	—
Net cash provided by financing activities	38,278	6,875
Net increase (decrease) in cash and cash equivalents	$15,652	$3,790

Net cash used in operating activities was $11.4 million for the six months ended June 30, 2017 compared to $3.1 million for the same period in 2016. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used by investing activities was $11.2 million for the six months ended June 30, 2017 compared to $0 million for the same period in 2016.  Net cash used by investing activities for the six months ended June 30, 2017 consisted of $31.1 million of purchases of marketable securities for our investment portfolio, partially offset by $20.0 million from sales and maturities of marketable securities.

Net cash provided by financing activities was $38.3 million for the six months ended June 30, 2017 compared to $6.9 million for the same period in 2016.  Net cash provided by financing activities for the six months ended June 30, 2017 consisted of net proceeds from the sale of common stock under the October 2015 Sales Agreement and net proceeds from the sale of preferred stock and common stock in the June 2017 Offering.  Net cash provided by financing activities for the six months ended June 30, 2016 consisted of net proceeds from the issuance of related party convertible notes.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K filed on March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2017 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents has significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Effects of Inflation

Inflation generally affects us with increased cost of labor and clinical trial costs.  We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Definition and Limitations of Disclosure Controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding the required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

•                  if approved for NASH, MGL-3196 will likely compete with other therapies in development that may reach approval for NASH prior to MGL-3196;

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

The FDA typically requires sponsors of lipid-lowering product candidates to conduct drug-drug interaction studies with statins because statins may have increased safety risks when administered together with other drug therapies that affect their pharmacokinetic profile. We have completed one clinical drug interaction study of MGL-3196 and two statins in 25 normal healthy volunteers, which showed MGL-3196 to have a favorable safety profile and to be well-tolerated. We completed a second drug-interaction study of MGL-3196 with a third statin. We have initiated a Phase 2 clinical study in NASH including patients taking low dose statins. We have also initiated a Phase 2 clinical study in HeFH including patients taking high dose statins.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established

Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we develop due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative proposals.

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

We currently have no marketing, sales or distribution infrastructure with respect to our product candidates. If we are unable to develop our sales, marketing and distribution capabilities on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entail risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

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

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with current good manufacturing practices, or cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, European Medicines Agency, and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we may be unable to report our financial results accurately or prevent fraud; and in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. On March 31, 2017, we filed with the SEC an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 to correct certain errors therein. Management reported a material weakness in our system of internal control over financial reporting as of September 30, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We remediated this material weakness. We cannot assure you that the measures we have taken to date will be sufficient to avoid future material weaknesses. Even when we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.

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

•                  us and our licensor(s) may not have been the first to file patent applications for our product candidates or the compositions developed, or for their uses;

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, in which case a patent may become subject to post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

We currently have the intellectual property rights, through licenses from third parties and under patents that we own, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We may collaborate with U.S. and foreign academic institutions and industry collaborators to accelerate our preclinical or clinical research. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

While we have licensed from Roche issued composition-of-matter patents directed at MGL-3196 in the United States and other countries, filing, prosecuting and defending patents on MGL-3196 in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries may not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing their inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with MGL-3196, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

•                  the costs associated with any new product candidates that we may develop, in-license or acquire;

•                  the effect of competing technological and market developments; and

•                  the costs associated with operating as a public company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2017, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with a group of institutional accredited investors, who are existing, non-controlling stockholders of our company, or the Investors, pursuant to which, on July 23, 2017, we issued and sold 328,300 shares of our common stock at a price of $15.23 per share, and 1,969,797 shares of our Series A Convertible Preferred Stock, or the Series A Preferred Stock, at a price of $15.23 per share, to the Investors for an aggregate offering price of approximately $35.0 million. We refer herein to the issuance and sale of our securities to the Investors pursuant to the Purchase Agreement as the Offering.  The Offering resulted in gross proceeds to us of approximately $35.0 million, before deducting estimated offering expenses payable by us, and net proceeds to us of approximately $34.9 million.

The Series A Preferred Stock is convertible into shares of our common stock at a one-to-one ratio, subject to adjustment as provided in the Purchase Agreement. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that we filed with the Secretary of State of the State of Delaware on June 21, 2017.

The issuance and sale of the securities in the Offering was made pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and Regulation D promulgated thereunder. The Offering was conducted without general solicitation or advertising. Each Investor represented to us that it is an accredited investor with access to information about us sufficient to evaluate the investment and that the securities were being acquired without a view to distribution or resale in violation of the Securities Act. We filed a Form D for the Offering following the closing thereof in accordance with the requirements of Regulation D.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 10, 2017	By:	/s/ Paul A. Friedman
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	001-33277	3.1	2017-06-21

10.1	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.	8-K	001-33277	10.1	2017-06-21

10.2	2015 Stock Plan, as amended.	8-K	001-33277	10.1	2017-07-05

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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