Form 10-Q
period 2017-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2017-11-09
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 12,495,705 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$12,960	$19,145
Marketable securities	49,177	21,355
Prepaid expenses and other current assets	583	707
Total current assets	62,720	41,207
Property and equipment, net	111	3
Total assets	$62,831	$41,210
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,400	$762
Accrued expenses	7,123	4,038
Total current liabilities	8,523	4,800
Total liabilities	8,523	4,800
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2017 and December 31, 2016; 1,969,797 and no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2017 and December 31, 2016, respectively; 12,495,705 and 11,951,866 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in-capital	152,276	111,691
Accumulated other comprehensive income	47	25
Accumulated deficit	(98,016)	(75,307)
Total stockholders’ equity	54,308	36,410
Total liabilities and stockholders’ equity	$62,831	$41,210

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Total revenues	$-	$-	$-	$-
Operating expenses:
Research and development	6,682	7,806	17,878	10,410
General and administrative	1,955	6,285	5,273	7,058
Total operating expenses	8,637	14,091	23,151	17,468
Loss from operations	(8,637)	(14,091)	(23,151)	(17,468)
Interest expense	-	-	-	(1,213)
Interest income	174	42	342	42
Other income	100	-	100	-
Net loss	$(8,363)	$(14,049)	$(22,709)	$(18,639)
Net loss per common share:
Basic and diluted net loss per common share	$(0.68)	$(1.59)	$(1.87)	$(6.04)
Basic and diluted weighted average number of common shares outstanding	12,378,622	8,847,155	12,126,004	3,087,588

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Loss	$(8,363)	$(14,049)	$(22,709)	$(18,639)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	11	(12)	22	(12)
Comprehensive loss	$(8,352)	$(14,061)	$(22,687)	$(18,651)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(22,709)	$(18,639)
Adjustments to reconcile net loss to net cash used in operating activities:
PIK interest expense on convertible promissory notes payable — related parties	-	1,207
Stock-based compensation expense	2,307	8,103
Depreciation and amortization expense	17	-
Changes in operating assets and liabilities:
Accounts receivable - related parties	-	7
Prepaid expenses and other current assets	290	282
Accounts payable	638	270
Accrued expense	3,085	(3,564)
Accrued interest — related party	-	6
Net cash used in operating activities	(16,372)	(12,328)
Cash flows from investing activities:
Cash received from merger transaction	-	5,849
Purchases of marketable securities	(34,910)	(2,995)
Sales and maturities of marketable securities	6,944	8,579
Purchases of property and equipment	(125)	(1)
Net proceeds from the sale of property, equipment and other assets	-	483
Net cash provided (used) in investing activities	(28,091)	11,915
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	38,278	-
Proceeds from convertible notes — related parties	-	8,500
Net cash provided by financing activities	38,278	8,500
Net increase (decrease) in cash and cash equivalents	(6,185)	8,087
Cash and cash equivalents at beginning of period	19,145	306
Cash and cash equivalents at end of period	$12,960	$8,393
Supplemental disclosure of cash flow information:
Exchange of related party advances payable for convertible notes	-	500
Related party debt restructuring	-	13,680

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Organization, Business and Basis of Presentation

Organization and Business

Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular and metabolic diseases.  The Company’s lead compound, MGL-3196, is being advanced for non-alcoholic steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and indications in dyslipidemia, particularly genetic dyslipidemias such as familial hypercholesterolemia (“FH”), including both homozygous and heterozygous forms of the disease. The Company initiated a Phase 2 study of MGL-3196 in NASH in October 2016.  In February 2017, the Company initiated a Phase 2 study of MGL-3196 in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”).  Both Phase 2 studies are fully enrolled.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and nine months ended September 30, 2017 and 2016, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three and nine months ended September 30, 2017 and 2016, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2017, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three and nine months ended September 30, 2017 and 2016, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2017, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the API manufacturing, and conducted Phase 1 & 2 clinical trials, all of which are considered research and development expenditures.

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

Certain of the employee stock options granted by the Company are structured to qualify as incentive stock options (“ISOs”). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company may receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition is reported. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for its share-based compensation arrangements due to the fact that the Company does not believe it is more likely than not it will realize the related deferred tax assets.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three and nine months ended September 30, 2017 and 2016, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	September 30,
	2017	2016
Common stock options	991,711	909,977
Unvested restricted common stock	105,199	158,334
Preferred stock	1,969,797	—

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

Pursuant to the terms of the Change in Control Bonus Plan, the participants therein received 0.6 million shares of common stock of the Company from certain former stockholders of the Company in connection with the merger, which represented 7.87% of Madrigal’s common shares outstanding at the time of the merger. The Company recorded $5.4 million in stock compensation associated with the transaction (see Note 8).

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

The Company has incurred losses since inception, including approximately $22.7 million for the nine months ended September 30, 2017, resulting in an accumulated deficit of approximately $98.0 million as of September 30, 2017. Management expects to incur losses for the foreseeable future. Subsequent to the Merger, the Company has funded its operations primarily through proceeds from sales of the Company’s common stock under the October 2015 Sales Agreement (as defined below), and the sale of the Company’s Series A Convertible Preferred Stock and common stock in a private placement offering in June 2017.

The Company believes that its cash, cash equivalents and marketable securities at September 30, 2017 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs beyond our assessment period, the Company will need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company also has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date in which those concerns are relieved.

5.              Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017
		Unrealized	Unrealized	Fair
	Cost	gains	losses	value

Cash and cash equivalents:
Cash (Level 1)	$1,173	$—	$—	$1,173
Money market funds (Level 1)	11,787	—	—	11,787
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	12,960	—	—	12,960
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	49,130	47	—	49,177
Total cash, cash equivalents and marketable securities	$62,090	$47	$—	$62,137

	December 31, 2016
		Unrealized	Unrealized	Fair
	Cost	gains	losses	value

Cash and cash equivalents:
Cash (Level 1)	$5,651	$—	$—	$5,651
Money market funds (Level 1)	13,494	—	—	13,494
Total cash and cash equivalents	19,145	—	—	19,145
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	21,330	25	—	21,355
Total cash, cash equivalents and marketable securities	$40,475	$25	$—	$40,500

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

As of September 30, 2017, 597,256 shares have been sold under the October 2015 Sales Agreement for an aggregate of approximately $9.6 million in gross proceeds.  Net proceeds to the Company were approximately $9.4 million after deducting commissions and other transactions costs. Of those shares sold, 215,539 were sold in 2017 for an aggregate of approximately $3.5 million in gross proceeds, and $3.4 million in net proceeds. Approximately $90.4 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the October 2015 Sales Agreement.

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

The Series A Preferred Stock has a par value of $0.0001 per share and is convertible into shares of the common stock at a one-to-one ratio, subject to adjustment as provided in the Purchase Agreement.  The terms of the Series A Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017.  Each share of the Series A Preferred Stock is convertible into shares of Common Stock at any time at the holder’s option.  Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A Preferred Stock upon liquidation, the holders of the Series A Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to-Common-Stock basis) in the net assets of the Company.  Shares of the Series A Preferred Stock will generally have no voting rights, except as required by law. Shares of the Series A Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the Common Stock) equal to the dividend payable on each share of the Common Stock, on an as-converted basis.

8.               Stock-based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of September 30, 2017, the Company had options outstanding to purchase 991,711 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of September 30, 2017, 1,443,561 shares were available for future issuance under the 2015 Stock Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Shares	Weighted average exercise price
Outstanding at January 1, 2017	784,011	$10.70
Options granted	207,700	16.72
Options exercised	—	—
Options cancelled	—	—
Outstanding at September 30, 2017	991,711	$11.96
Exercisable at September 30, 2017	373,148	$11.20

The total cash received by the Company as a result of stock option exercises was $0 in each of the nine months ended September 30, 2017 and 2016. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2017 was $13.30.

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.

The following table summarizes unvested restricted share activity during the nine months ended September 30, 2017:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2017	157,262	$10.06
Granted	—	—
Forfeited	—	—
Vested	(52,063)	9.45
Outstanding at September 30, 2017	105,199	$10.37

Stock-Based Compensation Expense

Stock-based compensation expense during the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Stock options	$878	$1,347	$1 ,859	$1,347
Restricted stock	151	595	448	595
Change in control bonus plan (see Note 3)	—	5,411	—	5,411
Total stock-based compensation expense	$1,029	$7,353	$2,307	$7,353

Effect of stock-based compensation expense by line item:
Research and development	$272	$5,260	$577	$5,260
General and administrative	757	2,093	1,730	2,093
Total stock-based compensation expense included in net loss	$1,029	$7,353	$2,307	$7,353

Unrecognized stock-based compensation expense as of September 30, 2017 was as follows (in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$5,318	2.21
Restricted stock	910	1.77
Total	$6,228	2.15

9.               Related Party Transactions

Related party financing

Certain related party lenders provided financing to the Company prior to the Merger, which was subsequently converted to equity at the time of the Merger. For the nine months ended September 30, 2016, the Company incurred approximately $1.2 million of interest expense to related party lenders.

Consulting agreement

Prior to the Merger, the Company had a consulting agreement with its former Chief Executive Officer, who is also a stockholder of the Company. For the nine months ended September 30, 2016, the Company paid $93,000 pursuant to this agreement.  On July 22, 2016, the consulting agreement was replaced by an employment agreement for the position of Chief Medical Officer, Executive Vice President, Research and Development, upon the completion of the Merger.

10.               Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

The agreement requires future milestone payments to Roche, the remainder of which total $10 million and are earned by the commencement of Phase 3 clinical trials as well as future regulatory approval in the United States and Europe of a product developed from MGL-3916. A single-digit royalty payment range is based on net sales of products developed from MGL-3196, subject to certain reductions. In October 2016 the Company commenced a Phase 2 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and has no Licensed Product sales for the quarters ended September 30, 2017 and 2016.

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

About Madrigal Pharmaceuticals, Inc.

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic and liver diseases. Our lead product candidate, MGL-3196, is a proprietary, liver-directed, selective thyroid hormone receptor- ß, or THR-ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need. We are developing MGL-3196 for non-alcoholic steatohepatitis, or NASH, and have completed enrollment of 125 patients in a Phase 2 clinical trial in this indication. We are also developing MGL-3196 for dyslipidemia, particularly genetic dyslipidemias such as familial hypercholesterolemia, or FH, including both homozygous and heterozygous forms of the disease. We have completed enrollment of 116 patients in a Phase 2 clinical trial in heterozygous FH, or HeFH, patients. We are planning to conduct a proof-of-concept clinical trial in homozygous FH patients. In addition to the NASH and HeFH Phase 2 clinical trials, MGL-3196 has also been studied in five completed Phase 1 trials in a total of 137 subjects. MGL-3196 was safe and well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, a trial determining absorption distribution metabolism and excretion (ADME), and two drug interaction trials with statins.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table provides comparative unaudited results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase / Decrease
	2017	2016	$	%
	(dollars in thousands)
Research and Development Expenses	$6,682	$7,806	(1,124)	(14)%
General and Administrative Expenses	1,955	6,285	(4,330)	(69)%
Interest Expense (Income)	(174)	(42)	(132)	314%
Other Income	(100)	—	(100)	(100)%
	$8,363	$14,049	(5,686)	(40)%

Revenue

We had no revenue for the three months ended September 30, 2017 and 2016.

Research and Development Expenses

Our research and development expenses were $6.7 million for the three months ended September 30, 2017 compared to $7.8 million for the same period in 2016.  Research and development expenses decreased by $1.1 million in the 2017 period due primarily to $4.8 million of stock based compensation expense incurred in 2016 from the Change in Control Bonus Plan resulting from the Merger.  With the exception of the onetime Change in Control Bonus Plan related expense, other expenses increased to conduct and support the two Phase 2 studies for MGL-3196, which commenced in the fourth quarter of 2016 and the first quarter of 2017, respectively.  We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $2.0 million for the three months ended September 30, 2017 compared to $6.3 million for the same period in 2016.  General and administrative expenses decreased by $4.3 million in the 2017 period due primarily to expenses incurred in 2016 from the Merger, including $0.6 million from the Change in Control Bonus Plan and $2.1 million in other cost associated with the Merger.  These onetime Merger costs were partially offset by increases in 2017 from expenses related to operating as a public company.  We believe our general and administrative expenses may increase over time as we advance our technology into clinical programs and as a result of our obligations as a public reporting company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.

Interest Expense and Income

Our net interest income was $0.2 million for the three months ended September 30, 2017, compared to $0.0 million for the three months ended September 30, 2016. The increase in interest income was due primarily to larger investment balances in 2017 as compared to 2016.

Other Income

Our other income was $0.1 million for the three months ended September 30, 2017, compared to $0.0 million for the three months ended September 30, 2016.  The increase was a result of a milestone achieved by our licensee under a license agreement with an unrelated party for a former Synta oncology program.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase / Decrease
	2017	2016	$	%
	(dollars in thousands)
Research and Development Expenses	$17,878	$10,410	7,468	72%
General and Administrative Expenses	5,273	7,058	(1,785)	(25)%
Interest Expense (Income)	(342)	1,171	(1,513)	(129)%
Other Income	(100)	—	(100)	(100)%
	$22,709	$18,639	4,070	22%

Revenue

We had no revenue for the nine months ended September 30, 2017 and 2016.

Research and Development Expenses

Our research and development expenses were $17.9 million for the nine months ended September 30, 2017 compared to $10.4 million for the same period in 2016.  Research and development expenses increased by $7.5 million in the 2017 period due primarily to the expenses incurred to conduct and support the two Phase 2 studies for MGL-3196, which commenced in the fourth quarter of 2016 and the first quarter of 2017, respectively.  Our increased research and development expenses include an $8.2 million increase in contract research organization costs directly associated with the two Phase 2 studies.  These increases were partially offset by stock based compensation expense incurred in 2016 from the Change in Control Bonus Plan resulting from the Merger. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $5.3 million for the nine months ended September 30, 2017 compared to $7.1 million for the same period in 2016.  General and administrative expenses decreased by $1.8 million in the 2017 period due primarily to expenses incurred in 2016 from the Merger, including $0.6 million from the Change in Control Bonus Plan and $2.1 million in other cost associated with the Merger.  These onetime Merger costs were partially offset by increases in 2017 from increased compensation expense and expenses related to operating as a public company.  We believe our general and administrative expenses may increase over time as we advance our technology into clinical programs and as a result of our obligations as a public reporting company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.

Interest Expense and Income

Our net interest income was $0.3 million for the nine months ended September 30, 2017, and our net interest expense was $1.2 million for the nine months ended September 30, 2016. The decrease in interest expense was due primarily to the conversion of all outstanding promissory notes to equity upon the consummation of the Merger.

Other Income

Our other income was $0.1 million for the nine months ended September 30, 2017, compared to $0.0 million for the nine months ended September 30, 2016.  The increase was a result of a milestone achieved by our licensee under a license agreement with an unrelated party for a former Synta oncology program.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $62.1 million.  To date, our operations have been financed primarily by net proceeds from the issuance of convertible debt, the Merger with Synta, sales of our common stock under our at-the market issuance agreement with Cowen and Company, LLC, or the October 2015 Sales Agreement, and the sale of our preferred stock and common stock in a private placement offering in June 2017, or the June 2017 Offering. We believe that our cash and cash equivalents at September 30, 2017 will be sufficient to fund our operations past one year from the issuance of these financial statements.

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

Cash Flows

The following table provides a summary of our net cash flow activity:

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)

Net cash used in operating activities	$(16,372)	$(12,328)
Net cash used or provided by investing activities	(28,091)	11,915
Net cash provided by financing activities	38,278	8,500
Net increase (decrease) in cash and cash equivalents	$(6,185)	$8,087

Net cash used in operating activities was $16.4 million for the nine months ended September 30, 2017 compared to $12.3 million for the same period in 2016. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used by investing activities was $28.1 million for the nine months ended September 30, 2017 compared to $11.9 million provided by investing activities for the same period in 2016.  Net cash used by investing activities for the nine months ended September 30, 2017 consisted of $34.9 million of purchases of marketable securities for our investment portfolio, partially offset by $6.9 million from sales and maturities of marketable securities.  Net cash provided by investing activities for the nine months ended September 30, 2016 consisted primarily of $5.8 million in cash provided from the merger, and a net increase of $5.6 million from the sales and maturities in our investment portfolio.

Net cash provided by financing activities was $38.3 million for the nine months ended September 30, 2017 compared to $8.5 million for the same period in 2016.  Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds from the sale of common stock under the October 2015 Sales Agreement and net proceeds from the sale of preferred stock and common stock in the June 2017 Offering.  Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of net proceeds from the issuance of related party convertible notes.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2017, as compared to those disclosed in our Annual Report on Form 10-K filed on March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2017 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents has significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 9, 2017	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)