Form 10-Q
period 2018-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2018-05-08
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, the registrant had 14,250,726 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,125	$148,627
Marketable securities	144,700	42,900
Prepaid expenses and other current assets	374	485
Total current assets	183,199	192,012
Property and equipment, net	279	301
Total assets	$183,478	$192,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,420	$1,929
Accrued expenses	4,874	8,125
Total current liabilities	6,294	10,054
Total liabilities	6,294	10,054
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2018 and December 31, 2017; 1,969,797 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2018 and December 31, 2017; 14,250,726 and 14,227,634 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in-capital	290,182	288,750
Accumulated other comprehensive loss	(174)	(31)
Accumulated deficit	(112,825)	(106,461)
Total stockholders’ equity	177,184	182,259
Total liabilities and stockholders’ equity	$183,478	$192,313

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	5,198	4,380
General and administrative	1,871	1,695
Total operating expenses	7,069	6,075
Loss from operations	(7,069)	(6,075)
Interest income	705	76
Net loss	$(6,364)	$(5,999)
Net loss per common share:
Basic and diluted net loss per common share	$(0.45)	$(0.50)
Basic and diluted weighted average number of common shares outstanding	14,127,868	11,955,739

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Net Loss	$(6,364)	$(5,999)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(143)	39
Comprehensive loss	$(6,507)	$(5,960)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(6,364)	$(5,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,167	602
Depreciation and amortization expense	23	—
Prepaid expenses and other current assets	290	520
Accounts payable	(509)	2,018
Accrued expense	(3,251)	(912)
Net cash used in operating activities	(8,644)	(3,771)
Cash flows from investing activities:
Purchases of marketable securities	(122,193)	(22,119)
Sales and maturities of marketable securities	20,071	11,563
Purchases of property and equipment, net of disposals	(1)	(2)
Net cash used in investing activities	(102,123)	(10,558)
Cash flows from financing activities:
Proceeds from issuance of stock, net of transaction costs, including exercise of common stock options	265	3,399
Net cash provided by financing activities	265	3,399
Net decrease in cash and cash equivalents	(110,502)	(10,930)
Cash and cash equivalents at beginning of period	148,627	19,145
Cash and cash equivalents at end of period	$38,125	$8,215

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization, Business, and Basis of Presentation

Organization and Business

Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, MGL-3196, is being advanced for non-alcoholic steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and indications in dyslipidemia, particularly genetic dyslipidemias such as familial hypercholesterolemia (“FH”), including both homozygous and heterozygous forms of the disease. The Company initiated a Phase 2 study of MGL-3196 in NASH in October 2016. In February 2017, the Company initiated a Phase 2 study of MGL-3196 in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). Both Phase 2 studies were fully enrolled in 2017, and the HeFH study was completed in February 2018.

Madrigal was originally incorporated as a private company (“Private Madrigal”) on August 19, 2011 and commenced operations in September 2011. On July 22, 2016, Private Madrigal completed a reverse merger (the “Merger”) into Synta Pharmaceuticals Corp. (“Synta”). Upon the consummation of the Merger, the historical financial statements of Private Madrigal became the Company’s historical financial statements. The Company, or Madrigal, as used in the accompanying notes to the unaudited condensed consolidated financial statements, refers to Private Madrigal prior to the completion of the Merger and Public Madrigal subsequent to the completion of the Merger.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that we will have for the full year ended December 31, 2018 or any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017.

2. Summary of Significant Accounting Policies

Principle of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Marketable Securities

Marketable securities consist of investments in high-grade corporate obligations and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2018 and 2017, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2018 and 2017, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of March 31, 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months ended March 31, 2018 and 2017, the

Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2018 and December 31, 2017, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, and other costs associated with the Company’s preclinical and clinical programs. In particular, Madrigal has conducted safety studies in animals, optimized and implemented the API manufacturing process, and conducted Phase 1 & 2 clinical trials, all of which are considered research and development expenditures.

Patents

Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company recognizes stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers, and directors. The Company uses the Black-Scholes option pricing model to determine the grant date fair value as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options. Expected volatility is based upon an industry estimate or blended rate including the Company’s historical trading activity. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2018 and 2017, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	March 31,
	2018	2017
Common Stock Options	1,122,585	925,011
Unvested Restricted Common Stock	104,127	157,262
Preferred Stock	1,969,797	—

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice, and cost and complexity when a change is made to the terms or conditions of a share-based payment award. For public business entities, ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The update should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU No. 2017-09 effective January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.” The objective of ASU No. 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business entities, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 provides that the amendments in the update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company adopted ASU No. 2016-15 effective January 1, 2018. There was no significant impact from the adoption.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company adopted ASU No. 2016-01 effective January 1, 2018. There was no significant impact from the adoption.

3. Liquidity and Uncertainties

The Company is subject to risks common to development stage companies in the biopharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing necessary for development and commercialization, and compliance with the U.S. Food and Drug Administration and other government regulations.

The Company has incurred losses since inception, including approximately $6.4 million for the three months ended March 31, 2018, resulting in an accumulated deficit of approximately $112.8 million as of March 31, 2018. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s equity securities (see Note 5).

The Company believes that its cash, cash equivalents and marketable securities at March 31, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018
		Unrealized	Unrealized	Fair
	Cost	gains	losses	value

Cash and cash equivalents:
Cash (Level 1)	$962	$—	$—	$962
Money market funds (Level 1)	37,163	—	—	37,163
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	38,125	—	—	38,125
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	144,874	8	(182)	144,700
Total cash, cash equivalents and marketable securities	$182,999	$8	$(182)	$182,825

	December 31, 2017
		Unrealized	Unrealized	Fair
	Cost	gains	losses	value

Cash and cash equivalents:
Cash (Level 1)	$2,725	$—	$—	$2,725
Money market funds (Level 1)	145,902	—	—	145,902
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	148,627	—	—	148,627
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,931	—	(31)	42,900
Total cash, cash equivalents and marketable securities	$191,558	$—	$(31)	$191,527

5. Stockholders’ Equity

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

December 2017 Registered Offering

In December 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December 2017 Offering”) of 1,731,929 shares of the Company’s common stock, including 225,904 shares of the Company’s common stock purchased by the Underwriters pursuant to a 30-day option to purchase such additional shares granted therein, at a public offering price of $83.00 per share. The December 2017 Offering resulted in gross proceeds to the Company of approximately $143.8 million, and net proceeds to the Company of approximately $135.7 million, after deducting the Underwriters’ discount. The December 2017 Offering closed on December 21, 2017.

June 2017 Private Placement Offering and its Series A Convertible Preferred Stock

In June 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement)” with a group of institutional accredited investors, who were existing, non-controlling stockholders of the Company, pursuant to which the Company sold securities to the Investors in a private placement transaction (the “June 2017 Offering”). Under the terms of the Purchase Agreement, the Company sold 328,300 shares of its common stock at a price of $15.23 per share, and 1,969,797 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $15.23 per share. The June 2017 Offering resulted in gross proceeds to the Company of approximately $35.0 million, and net proceeds to the Company of approximately $34.9 million. The June 2017 Offering closed on June 23, 2017.

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

At-The-Market Issuance Sales Agreement

In October 2015, the Company entered into an at-the-market issuance sales agreement (the “October 2015 Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $100 million, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the October 2015 Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the October 2015 Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3 (file no. 333-206135). The Company will pay Cowen a commission of up to 3% of the gross proceeds. The October 2015 Sales Agreement may be terminated by the Company at any time upon 10 days’ notice.

As of March 31, 2018, 597,256 shares have been sold under the October 2015 Sales Agreement for an aggregate of approximately $9.6 million in gross proceeds. Net proceeds to the Company were approximately $9.4 million after deducting commissions and other transactions costs. Of those shares sold, none were sold in 2018, and 215,539 were sold in 2017. Approximately $90.4 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the October 2015 Sales Agreement.

6. Stock-based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are cancelled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of March 31, 2018, the Company had options outstanding to purchase 1,122,585 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of March 31, 2018, 1,289,595 shares were available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Shares	Weighted average exercise price
Outstanding at January 1, 2018	976,777	$11.97
Options granted	168,900	122.61
Options exercised	(23,092)	11.48
Options cancelled	—	—
Outstanding at March 31, 2018	1,122,585	$28.63
Exercisable at March 31, 2018	431,725	$11.87

The total cash received by the Company as a result of stock option exercises was $265 thousand and $0, respectively, for the three months ended March 31, 2018 and 2017. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2018 and 2017 was $96.57 and $12.69, respectively.

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. There were 104,127 unvested restricted shares outstanding at a weighted average grant date fair value of $9.45 at March 31, 2018 and December 31, 2017.

Stock-Based Compensation Expense

Stock-based compensation expense during the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense by type of award:
Stock options	$1,046	$454
Restricted stock	121	148
Total stock-based compensation expense	$1,167	$602

Effect of stock-based compensation expense by line item:
Research and development	$376	$138
General and administrative	791	464
Total stock-based compensation expense included in net loss	$1,167	$602

Unrecognized stock-based compensation expense as of March 31, 2018 was as follows (in thousands):

		Weighted
	Unrecognized	average
	stock	remaining
	compensation	period
	expense	(in years)
Stock options	$17,651	3.46
Restricted stock	643	1.31
Total	$18,294	3.39

7. Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

The agreement requires future milestone payments to Roche, the remainder of which total $10 million and are earned by the commencement of Phase 3 clinical trials as well as future regulatory approval in the United States and Europe of a product developed from MGL-3916. A single-digit royalty payment range is based on net sales of products developed from MGL-3196, subject to certain reductions. In October 2016 the Company commenced a Phase 2 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and has no Licensed Product sales for the three months ended March 31, 2018 and 2017.

The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 2 clinical trials.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information with respect to our clinical trials, research and development activities, the timing and success of future development of MGL-3196, our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Risk Factors” included elsewhere in this report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

About Madrigal Pharmaceuticals, Inc.

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, MGL-3196, is a proprietary, liver-directed, selective thyroid hormone receptor- ß, or THR-ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic steatohepatitis, or NASH. For NASH, we enrolled 125 patients in a Phase 2 clinical trial and are nearing completion of this 36-week trial for this indication. We achieved the 12-week primary endpoint for this 36-week trial and reported the results in December 2017. We are also developing MGL-3196 for dyslipidemia, including genetic dyslipidemias such as heterozygous familial hypercholesterolemia, or HeFH. We enrolled 116 patients and completed a Phase 2 clinical trial in HeFH patients, and we reported the results in February 2018. In addition to the NASH and HeFH Phase 2 clinical trials, MGL-3196 has also been studied in six completed Phase 1 trials in a total of 183 subjects. MGL-3196 was safe and well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, and a single dose relative bioavailability study of tablet formulations versus capsule formulation.

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

Our research and development expenses consist primarily of:

•                                          external expenses paid to clinical trial sites, contract research organizations, laboratories, database software providers and consultants that conduct clinical trials;

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our Phase 2 clinical program, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due primarily to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses increased between 2017 and 2018, and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 13, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table provides comparative unaudited results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2018	2017	$	%
Research and Development Expenses	$5,198	$4,380	818	19%
General and Administrative Expenses	1,871	1,695	176	10%
Interest Income	(705)	(76)	(629)	828%
	$6,364	$5,999	365	6%

Revenue

We had no revenue for the three months ended March 31, 2018 and 2017.

Research and Development Expenses

Our research and development expenses were $5.2 million for the three months ended March 31, 2018 compared to $4.4 million for the same period in 2017.  Research and development expenses increased by $0.8 million in the 2018 period due primarily to increases in non-cash stock compensation from stock option awards, and increases in third-party consulting and study costs. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $1.9 million for the three months ended March 31, 2018 compared to $1.7 million for the same period in 2017.  General and administrative expenses increased by $0.2 million in the 2018 period due primarily to increase in non-cash stock compensation from stock option awards.  We believe our general and administrative expenses may increase over time as we advance our technology into clinical programs, which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.

Interest Income

Our net interest income was $0.7 million for the three months ended March 31, 2018, compared to $0.1 million for the three months ended March 31, 2017. The increase in interest income was due primarily to higher average principal balance in our investment account in 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and marketable securities totaling $182.8 million compared to $191.5 million as of December 31, 2017, with the decrease primarily attributable to our net operating loss.  To date, we have funded our operations primarily through the issuance of convertible debt, the issuance of shares of common stock and preferred stock, and the proceeds from the merger with Synta.

Our most significant use of capital pertains to salaries and benefits for our employees, hiring additional personnel, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage may increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of March 31, 2018 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors.  To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(8,644)	$(3,771)
Net cash used by investing activities	(102,123)	(10,558)
Net cash provided by financing activities	265	3,399
Net decrease in cash and cash equivalents	$(110,502)	$(10,930)

Net cash used in operating activities was $8.6 million for the three months ended March 31, 2018 compared to $3.8 million for the three months ended March 31, 2017. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used in investing activities was $102.1 million for the three months ended March 31, 2018 compared to $10.6 million used in investing activities for three months ended March 31, 2017.  Net cash used in investing activities for the three months ended March 31, 2018 consisted of $122.2 million of purchases of marketable securities for our investment portfolio, partially offset by $20.1 million from sales and maturities of marketable securities.  Net cash used by investing activities for the three months ended March 31, 2017 consisted of $22.1 million of purchases of marketable securities for our investment portfolio, partially offset by $11.6 million from sales and maturities of marketable securities.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2018 compared to $3.4 million for the three months ended March 31, 2017.  Net cash provided by financing activities for the three months ended March 31, 2018 consisted of proceeds from the exercise of stock options.  Net cash provided by financing activities for the three months ended March 31, 2017 consisted of net proceeds from the issuance of common stock under our at-the-market issuance agreement with Cowen and Company, LLC.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2018 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents have a significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future its investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Effects of Inflation

Inflation generally affects us with increased cost of labor and clinical trial costs.  We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Definition and Limitations of Disclosure Controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: May 8, 2018	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)