Form 10-Q
period 2018-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2018-08-07
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, the registrant had 15,366,634 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$264,861	$148,627
Marketable securities	225,444	42,900
Prepaid expenses and other current assets	968	485
Total current assets	491,273	192,012
Property and equipment, net	255	301
Total assets	$491,528	$192,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$588	$1,929
Accrued expenses	4,848	8,125
Total current liabilities	5,436	10,054
Total liabilities	5,436	10,054
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2018 and December 31, 2017; 1,969,797 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—

Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2018 and December 31, 2017; 15,365,384 and 14,227,634 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2	1

Additional paid-in-capital	605,418	288,750
Accumulated other comprehensive loss	(43)	(31)
Accumulated deficit	(119,285)	(106,461)
Total stockholders’ equity	486,092	182,259
Total liabilities and stockholders’ equity	$491,528	$192,313

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,109	6,816	10,307	11,196
General and administrative	2,717	1,623	4,588	3,318
Total operating expenses	7,826	8,439	14,895	14,514
Loss from operations	(7,826)	(8,439)	(14,895)	(14,514)
Interest income	1,166	92	1,871	168
Other income	200	—	200	—
Net loss	$(6,460)	$(8,347)	$(12,824)	$(14,346)
Net loss per common share:
Basic and diluted net loss per common share	$(0.45)	$(0.69)	$(0.90)	$(1.20)
Basic and diluted weighted average number of common shares outstanding	14,383,720	12,039,005	14,256,501	11,997,602

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Loss	$(6,460)	$(8,347)	$(12,824)	$(14,346)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	131	(28)	(12)	11
Comprehensive loss	$(6,329)	$(8,375)	$(12,836)	$(14,335)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(12,824)	$(14,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,394	1,278
Depreciation and amortization expense	47	8
Prepaid expenses and other current assets	(3)	3
Accounts payable	(1,341)	523
Accrued expense	(3,277)	1,113
Net cash used in operating activities	(14,004)	(11,421)
Cash flows from investing activities:
Purchases of marketable securities	(251,869)	(31,113)
Sales and maturities of marketable securities	68,834	20,033
Purchases of property and equipment, net of disposals	(1)	(125)
Net cash used in investing activities	(183,036)	(11,205)
Cash flows from financing activities:
Proceeds from issuance of stock, net of transaction costs	311,825	38,278
Proceeds from exercise of common stock options	1,449	—
Net cash provided by financing activities	313,274	38,278
Net increase in cash and cash equivalents	116,234	15,652
Cash and cash equivalents at beginning of period	148,627	19,145
Cash and cash equivalents at end of period	$264,861	$34,797

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Business, and Basis of Presentation

Organization and Business

Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, MGL-3196, is being advanced for non-alcoholic steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and indications in dyslipidemia, particularly genetic dyslipidemias such as familial hypercholesterolemia (“FH”), including both homozygous and heterozygous forms of the disease. The Company initiated a Phase 2 study of MGL-3196 in NASH in October 2016. In February 2017, the Company initiated a Phase 2 study of MGL-3196 in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). Both Phase 2 studies were fully enrolled in 2017, the HeFH study was completed in February 2018, and the NASH study was completed in May 2018.

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

Marketable Securities

Marketable securities consist of investments in high-grade corporate obligations and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations, they are classified as current assets on the consolidated balance sheets.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and six months ended June 30, 2018 and 2017, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three and six months ended June 30, 2018 and 2017, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three and six months ended June 30, 2018 and 2017, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2018 and December 31, 2017, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three and six months ended June 30, 2018 and 2017, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Six months ended June 30,
	2018	2017
Common Stock Options	1,137,507	976,711
Unvested Restricted Common Stock	104,127	157,262
Preferred Stock	1,969,797	1,969,797

Recent Accounting Pronouncements

In June 2018, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions with non-employees of the Company. The guidance within this accounting standard update generally requires that share-based payment transactions for acquiring goods or services from non-employees of the Company be accounted for under the same guidance and model as all other share-based payment transactions, including employees of the Company. For public business entities, ASU 2018-07 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.

The Company elected to early adopt the guidance within this accounting standard update in the second quarter of 2018.  There was no significant impact from the adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice, and cost and complexity when a change is made to the terms or conditions of a share-based payment award. For public business entities, ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The update should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU No. 2017-09 effective January 1, 2018.  There was no significant impact from the adoption.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the prior guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company adopted ASU No. 2016-01 effective January 1, 2018. There was no significant impact from the adoption.

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

The Company has incurred losses since inception, including approximately $12.8 million for the six months ended June 30, 2018, resulting in an accumulated deficit of approximately $119.3 million as of June 30, 2018. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s equity securities (see Note 5).

The Company believes that its cash, cash equivalents and marketable securities at June 30, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$1,615	$—	$—	$1,615
Money market funds (Level 1)	230,822	—	—	230,822
Corporate debt securities due within 3 months of date of purchase (Level 2)	32,424	—	—	32,424
Total cash and cash equivalents	264,861	—	—	264,861
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	225,487	41	(84)	225,444
Total cash, cash equivalents and marketable securities	$490,348	$41	$(84)	$490,305

	December 31, 2017
	Cost	Unrealized Gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$2,725	$—	$—	$2,725
Money market funds (Level 1)	145,902	—	—	145,902
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	148,627	—	—	148,627
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,931	—	(31)	42,900
Total cash, cash equivalents and marketable securities	$191,558	$—	$(31)	$191,527

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

June 2018 Registered Offering

In June 2018, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein (the “June 2018 Underwriters”), relating to an underwritten public offering (the “June 2018 Offering”) of 1,079,580 shares of the Company’s common stock, including 95,973 shares of the Company’s common stock purchased by the June 2018 Underwriters pursuant to a 30-day option to purchase such additional shares granted therein, at a public offering price of $305.00 per share. The June 2018 Offering resulted in net proceeds to the Company of approximately $311.8 million, after deducting the June 2018 Underwriters’ discount and other offering costs. The June 2018 Offering closed on June 11, 2018.

December 2017 Registered Offering

In December 2017, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein (the “December 2017 Underwriters”), relating to an underwritten public offering (the “December 2017 Offering”) of 1,731,929 shares of the Company’s common stock, including 225,904 shares of the Company’s common stock purchased by the December 2017 Underwriters pursuant to a 30-day option to purchase such additional shares granted therein, at a public offering price of $83.00 per share. The December 2017 Offering resulted in net proceeds to the Company of approximately $135.5 million, after deducting the December 2017 Underwriters’ discount and other offering costs. The December 2017 Offering closed on December 21, 2017.

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

As of June 30, 2018, 597,356 shares have been sold under the October 2015 Sales Agreement for an aggregate of approximately $9.6 million in gross proceeds. Net proceeds to the Company were approximately $9.4 million after deducting commissions and other transactions costs. Of those shares sold, none were sold in 2018, and 215,539 were sold in 2017. Approximately $90.4 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the October 2015 Sales Agreement.

6. Stock-based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan, which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of June 30, 2018, the Company had options outstanding to purchase 1,137,507 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of June 30, 2018, 1,239,595 shares were available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Shares	Weighted average exercise price
Outstanding at January 1, 2018	976,777	$11.97
Options granted	218,900	164.00
Options exercised	(58,170)	24.90
Options canceled	—	—
Outstanding at June 30, 2018	1,137,507	$40.57
Exercisable at June 30, 2018	478,898	$11.19

The total cash received by the Company as a result of stock option exercises was $1.4 million and $0, respectively, for the six months ended June 30, 2018 and 2017. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2018 and 2017 were $129.03 and $12.68, respectively.

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. There were 104,127 unvested restricted shares outstanding at a weighted average grant date fair value of $9.45 at June 30, 2018 and December 31, 2017.

Stock-Based Compensation Expense

Stock-based compensation expense during the three and six months ended June 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Stock options	$2,104	$527	$3,150	$981
Restricted stock	123	149	244	297
Total stock-based compensation expense	$2,227	$676	$3,394	$1,278

Effect of stock-based compensation expense by line item:
Research and development	$732	$168	$1,108	$305
General and administrative	1,495	508	2,286	973
Total stock-based compensation expense included in net loss	$2,227	$676	$3,394	$1,278

Unrecognized stock-based compensation expense as of June 30, 2018 was as follows (in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$26,400	2.38
Restricted stock	520	1.06
Total	$26,920	2.35

7. Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

The agreement requires future milestone payments to Roche, the remainder of which total $10 million and are earned by the commencement of Phase 3 clinical trials as well as future regulatory approval in the United States and Europe of a product developed from MGL-3916. A single-digit royalty payment range is based on net sales of products developed from MGL-3196, subject to certain reductions. In October 2016, the Company commenced a Phase 2 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and has no Licensed Product sales for the six months ended June 30, 2018 and 2017.

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

About Madrigal Pharmaceuticals, Inc.

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, MGL-3196, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic steatohepatitis, or NASH. For NASH, we enrolled 125 patients in a Phase 2 clinical trial. We achieved the 12-week primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline 36-week results at the conclusion of the Phase 2 clinical trial in May 2018. We have an ongoing 36-week, open-label extension study in 31 participating NASH patients from the Phase 2 clinical trial, which includes 14 patients who received placebo in the main study. We are also developing MGL-3196 for dyslipidemia, including genetic dyslipidemias such as heterozygous familial hypercholesterolemia, or HeFH. We enrolled 116 patients and completed a Phase 2 clinical trial in HeFH patients, and we reported the results in February 2018. In addition to the NASH and HeFH Phase 2 clinical trials, MGL-3196 has also been studied in six completed Phase 1 trials in a total of 183 subjects. MGL-3196 appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, and a single dose relative bioavailability study of tablet formulations versus capsule formulation.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we initiate our Phase 3 clinical program and continue to conduct our Phase 2 clinical program and manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due primarily to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses increased between 2017 and 2018, and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 13, 2018.

Results of Operations

Three months ended June 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
Research and Development Expenses	$5,109	$6,816	(1,707)	-25%
General and Administrative Expenses	2,717	1,623	1,094	67%
Interest Income	(1,166)	(92)	(1,074)	1167%
Other Income	(200)	—	(200)	100%
	$6,460	$8,347	(1,887)	-23%

Revenue

We had no revenue for the three months ended June 30, 2018 and 2017.

Research and Development Expenses

Our research and development expenses were $5.1 million for the three months ended June 30, 2018, compared to $6.8 million in the corresponding period in 2017.  Research and development expenses decreased by $1.7 million in the 2018 period due primarily to the completion of treatment in our Phase 2 clinical trials in 2018. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $2.7 million for the three months ended June 30, 2018, compared to $1.6 million in the corresponding period in 2017.  General and administrative expenses increased by $1.1 million in the 2018 period due primarily to increase in non-cash stock compensation from stock option awards.  We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $1.2 million for the three months ended June 30, 2018, compared to $0.1 million for the three months ended June 30, 2017. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2018.

Six months ended June 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
Research and Development Expenses	$10,307	$11,196	(889)	-8%
General and Administrative Expenses	4,588	3,318	1,270	38%
Interest Income	(1,871)	(168)	(1,703)	1014%
Other Income	(200)	—	(200)	100%
	$12,824	$14,346	(1,522)	-11%

Revenue

We had no revenue for the six months ended June 30, 2018 and 2017.

Research and Development Expenses

Our research and development expenses were $10.3 million for the six months ended June 30, 2018, compared to $11.2 million in the corresponding period in 2017.  Research and development expenses decreased by $0.9 million in the 2018 period due primarily to completion of treatment in our Phase 2 clinical trials in 2018.  We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $4.6 million for the six months ended June 30, 2018, compared to $3.3 million in the corresponding period in 2017.  General and administrative expenses increased by $1.3 million in the 2018 period due primarily to increase in non-cash stock compensation from stock option awards.  We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $1.9 million for the six months ended June 30, 2018, compared to $0.2 million for the six months ended June 30, 2017. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and marketable securities totaling $490.3 million compared to $191.5 million as of December 31, 2017, with the increase primarily attributable to the proceeds from the June 2018 Offering, partially offset by our net operating loss.  To date, we have funded our operations primarily through the issuance of convertible debt, the issuance of shares of common stock and preferred stock, and the proceeds from the merger with Synta.

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

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage may increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of June 30, 2018 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors.  To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(14,004)	$(11,421)
Net cash used by investing activities	(183,036)	(11,205)
Net cash provided by financing activities	313,274	38,278
Net increase in cash and cash equivalents	$116,234	$15,652

Net cash used in operating activities was $14.0 million for the six months ended June 30, 2018, compared to $11.4 million for the six months ended June 30, 2017. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used in investing activities was $183.0 million for the six months ended June 30, 2018, compared to $11.2 million used in investing activities for six months ended June 30, 2018.  Net cash used in investing activities for the six months ended June 30, 2018 consisted of $251.9 million of purchases of marketable securities for our investment portfolio, partially offset by $68.8 million from sales and maturities of marketable securities.  Net cash used by investing activities for the six months ended June 30, 2017 consisted of $31.1 million of purchases of marketable securities for our investment portfolio, partially offset by $20.0 million from sales and maturities of marketable securities.

Net cash provided by financing activities was $313.3 million for the six months ended June 30, 2018, compared to $38.3 million for the six months ended June 30, 2017.  Net cash provided by financing activities for the six months ended June 30, 2018 consisted of net proceeds from the issuance of common stock pursuant to the June 2018 Offering and the exercise of stock options.  Net cash provided by financing activities for the six months ended June 30, 2017 consisted of net proceeds from the sale of common stock under the October 2015 Sales Agreement and net proceeds from the sale of preferred stock and common stock in the June 2017 Offering.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of June 30, 2018 consisted of readily available checking account balances, money market funds, and high-grade corporate and government obligations that are classified as available-for-sale. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for MGL-3196 and other future product candidates. As of June 30, 2018, we had an accumulated deficit of approximately $119.3 million. Losses have principally resulted from costs incurred in our preclinical and clinical trials, research and development programs and from our general and administrative expenses. As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $490.3 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if MGL-3196 or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.

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

To date, the sole focus of our product development has been MGL-3196, a liver-directed selective thyroid hormone receptor beta agonist for potential use in non-alcoholic steatohepatitis, or NASH, and familial hypercholesterolemia, or FH. Successful continued development and ultimate regulatory approval of MGL-3196 for NASH or genetic dyslipidemias, such as FH, is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of MGL-3196. We will need to raise sufficient funds to successfully complete our clinical development program for MGL-3196 in NASH and FH. The future regulatory and commercial success of MGL-3196 is subject to a number of risks, including the following:

•                  we may not have sufficient financial and other resources to complete the necessary clinical trials for MGL-3196, including, but not limited to, our currently ongoing Phase 2 clinical trials and our planned registrational clinical trials to obtain drug approval;

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

•                  the FDA or foreign clinical or regulatory agencies will likely require efficacy endpoints for Phase 3 clinical trials for the treatment of NASH or FH that differ from the endpoints of our current Phase 2 trials and the results of our Phase 3 clinical trials may not be as favorable as the results we have observed to date in our current trials;

•                  other differences in the design of our planned Phase 3 clinical trials of the treatment of NASH, including the use of a new tablet formulation of MGL-3196 and the inclusion of patients with more advanced NASH, could cause the results of our Phase 3 trials to be less favorable than the results we observed in our Phase 2 trials in NASH;

•                  if we obtain accelerated approval of a product candidate based on a surrogate endpoint, we will likely be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of the product candidate and if the post-approval trial is not successful we may not be able to continue marketing the product;

•                  we cannot be certain of the number and type of clinical trials and non-clinical studies that FDA or other regulatory agencies will require in order to approve MGL-3196 for NASH or FH;

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

Drug development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in our target indications before we can seek regulatory approvals for its commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, our Phase 1 results and our Phase 2 primary endpoint results in NASH may not be predictive of any future Phase 2 results or of results in any Phase 3 clinical trial in NASH. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy in significantly larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for MGL-3196 if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. We expect our Phase 3 clinical trials of MGL-3196 will require that we enroll significantly more patients than were enrolled in our Phase 2 trials. Patient enrollment, a significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For instance, we are aware that other companies conducting clinical trials in NASH patients have had delays in recruiting patients for their trials. In the proposed clinical trials, patient willingness to undergo a liver biopsy in our NASH trials, and identification of patients willing to participate in our FH trials due to the rarity of the disease, are also risk factors. Potential patients for MGL-3196 may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.

The FDA typically requires sponsors of lipid-lowering product candidates to conduct drug-drug interaction studies with statins because statins may have increased safety risks when administered together with other drug therapies that affect their pharmacokinetic profile. We have completed two Phase 1 clinical drug interaction studies of MGL-3196 and statins in 39 normal healthy volunteers, which showed MGL-3196 to have a favorable safety profile and to be well-tolerated. We have completed a Phase 2 clinical trial in NASH including patients taking low dose statins. We have also completed a Phase 2 clinical trial in HeFH including patients taking high dose statins. In general, drug interactions between MGL-3196 and statins and any other drug that might result in adverse events could delay development in later clinical trials.

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

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than us. Those companies and institutions also have substantially greater experience in developing products, conducting clinical trials, obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these competitive products may have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we may, which could materially adversely affect our business.

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

Competition that our or any of our partners’ products may face from generic versions of our products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

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

Maintaining third party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to effectively manage our development efforts, recruit and train sales and marketing personnel, effectively manage our participation in the clinical trials in which our product candidates are involved and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

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

In March 2010, the Patient Protection and Affordable Care Act, or ACA, became law in the United States. The goal of ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. We also cannot predict the impact of ACA on us as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which have not yet been fully implemented.

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

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our potential sublicensees’ exercise of rights under the agreements. With respect to our commercial agreements, we indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party.

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

Even if we obtain FDA approval of MGL-3196 or any other future product candidate, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

We have not obtained orphan designation for any product candidates to date, although we believe some of the potential indications of our product candidates could qualify for orphan drug designation and the related benefits if approved for such indications and we may file for orphan drug designation with respect to such indications. Even if we obtain such designations, we may not be the first to obtain regulatory approval of a product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug designation exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations. Failure to obtain an orphan drug designation for our product candidates may have a material adverse effect on our business, results of operations and financial condition.

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

We entered into a Research, Development and Commercialization Agreement, or the Roche Agreement, with Hoffmann-La Roche, or Roche, on December 18, 2008. Pursuant to the terms of the Roche Agreement, we assumed control of all development and commercialization of MGL-3196 and hold exclusive worldwide rights for all potential indications. Under the Roche Agreement, Roche exclusively licensed certain patent rights and know-how relating to MGL-3196 in exchange for consideration consisting of an upfront payment, milestone payments tied to the achievement of product development and regulatory milestones, and royalty payments based on net sales of products containing MGL-3196 or another licensed product, subject to certain reductions. We must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing MGL-3196. If we determine that it is not reasonable to continue clinical trials or other development of MGL-3196, we may elect to cease further development and Roche may terminate the license. If we determine not to pursue the development or commercialization of MGL-3196 in certain jurisdictions, including the United States, Roche may terminate the license for such territories. The Roche Agreement will expire, unless earlier terminated pursuant to other provisions thereof, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing MGL-3196, or (ii) ten years after the first sale of a product containing MGL-3196.

Under the Roche Agreement, Roche controls prosecution of the licensed patent rights, although we have a right to comment.

We do not have, nor have we had, any material disputes with Roche regarding the Roche Agreement. However, if there is any future dispute between us and Roche regarding the parties’ rights under the Roche Agreement, our ability to develop and commercialize MGL-3196, or any other product candidate covered by the Roche Agreement, may be materially harmed. Any uncured, material breach under the Roche Agreement could result in our loss of exclusive rights to MGL-3196 and may lead to a complete termination of the Roche Agreement and force us to cease product development efforts for MGL-3196.

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

•                  we and our licensor(s)’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

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

Certain stockholders affiliated with our officers and directors collectively beneficially own or control approximately 39.3% of our outstanding common stock as of June 30, 2018 and acting together, may have the ability to affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

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

Risks Related to Stockholders' Sales of Shares, Including Those Issued under the Securities Purchase Agreement

Sales of a significant number of shares of our common stock in the public markets or significant short sales of our common stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.

As of June 30, 2018, there were 1,969,797 shares of Series A Convertible Preferred stock outstanding, all of which are readily convertible into common stock at the option of the holders. In addition, there are an additional 1,137,507 shares of our common stock issuable upon the exercise of outstanding stock options. Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets, could depress the market price of our common stock. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. Such sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement, dated June 6, 2018, by and between Madrigal Pharmaceuticals, Inc., Goldman Sachs & Co. LLC as Representative of the Underwriters set forth therein, and the selling stockholders of Madrigal Pharmaceuticals, Inc. named therein.	8-K	001-33277	1.1	2018-06-08

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 7, 2018	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)