Form 10-Q
period 2018-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2018-11-06
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 01, 2018, the registrant had 15,393,309 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,046	$148,627
Marketable securities	450,492	42,900
Prepaid expenses and other current assets	767	485
Total current assets	489,305	192,012
Property and equipment, net	244	301
Total assets	$489,549	$192,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,031	$1,929
Accrued expenses	5,611	8,125
Total current liabilities	6,642	10,054
Total liabilities	6,642	10,054
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2018 and December 31, 2017; 1,969,797 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2018 and December 31, 2017; 15,393,309 and 14,227,634 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	1
Additional paid-in-capital	610,845	288,750
Accumulated other comprehensive loss	(143)	(31)
Accumulated deficit	(127,797)	(106,461)
Total stockholders’ equity	482,907	182,259
Total liabilities and stockholders’ equity	$489,549	$192,313

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	6,211	6,682	16,518	17,878
General and administrative	5,122	1,955	9,710	5,273
Total operating expenses	11,333	8,637	26,228	23,151
Loss from operations	(11,333)	(8,637)	(26,228)	(23,151)
Interest income	2,821	174	4,692	342
Other income	—	100	200	100
Net loss	$(8,512)	$(8,363)	$(21,336)	$(22,709)
Net loss per common share:
Basic and diluted net loss per common share	$(0.56)	$(0.68)	$(1.46)	$(1.87)
Basic and diluted weighted average number of common shares outstanding	15,307,872	12,378,622	14,610,809	12,126,004

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Loss	$(8,512)	$(8,363)	$(21,336)	$(22,709)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(100)	11	(112)	22
Comprehensive loss	$(8,612)	$(8,352)	$(21,448)	$(22,687)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(21,336)	$(22,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,370	2,307
Depreciation and amortization expense	71	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(281)	290
Accounts payable	(898)	638
Accrued expense	(2,514)	3,085
Accrued interest, net of interest received on maturity of investments	(2,654)	—
Net cash used in operating activities	(19,242)	(16,372)
Cash flows from investing activities:
Purchases of marketable securities	(524,935)	(34,910)
Sales and maturities of marketable securities	119,885	6,944
Purchases of property and equipment, net of disposals	(14)	(125)
Net cash used in investing activities	(405,064)	(28,091)
Cash flows from financing activities:
Proceeds from issuance of stock, net of transaction costs	311,825	38,278
Proceeds from exercise of common stock options	1,900	—
Net cash provided by financing activities	313,725	38,278
Net decrease in cash and cash equivalents	(110,581)	(6,185)
Cash and cash equivalents at beginning of period	148,627	19,145
Cash and cash equivalents at end of period	$38,046	$12,960

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Business, and Basis of Presentation

Organization and Business

Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, MGL-3196, is being advanced for non-alcoholic steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and indications in dyslipidemia, including genetic dyslipidemias such as familial hypercholesterolemia (“FH”). The Company initiated a Phase 2 study of MGL-3196 in NASH in October 2016. In February 2017, the Company initiated a Phase 2 study of MGL-3196 in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). Both Phase 2 studies were fully enrolled in 2017, the HeFH study was completed in February 2018, and the NASH study was completed in May 2018.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and nine months ended September 30, 2018 and 2017, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three and nine months ended September 30, 2018 and 2017, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three and nine months ended September 30, 2018 and 2017, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2018 and December 31, 2017, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three and nine months ended September 30, 2018 and 2017, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Common Stock Options	1,123,582	991,711
Unvested Restricted Common Stock	52,063	105,199
Preferred Stock	1,969,797	1,969,797

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

The Company has incurred losses since inception, including approximately $21.3 million for the nine months ended September 30, 2018, resulting in an accumulated deficit of approximately $127.8 million as of September 30, 2018. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s equity securities (see Note 5).

The Company believes that its cash, cash equivalents and marketable securities at September 30, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$2,127	$—	$—	$2,127
Money market funds (Level 1)	35,919	—	—	35,919
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	38,046	—	—	38,046
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	437,106	13	(144)	436,975
Corporate debt securities due between 1 and 2 years of the date of purchase (Level 2)	13,529	—	(12)	13,517
Total cash, cash equivalents and marketable securities	$488,681	$13	$(156)	$488,538

	December 31, 2017
	Cost	Unrealized Gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$2,725	$—	$—	$2,725
Money market funds (Level 1)	145,902	—	—	145,902
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	148,627	—	—	148,627
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,931	—	(31)	42,900
Total cash, cash equivalents and marketable securities	$191,558	$—	$(31)	$191,527

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

June 2018 Registered Offering of Common Stock

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

December 2017 Registered Offering of Common Stock

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

June 2017 Private Placement Offering of Common Stock and Series A Convertible Preferred Stock

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

As of September 30, 2018, 597,256 shares have been sold under the October 2015 Sales Agreement for an aggregate of approximately $9.6 million in gross proceeds. Net proceeds to the Company were approximately $9.4 million after deducting commissions and other transactions costs. Of those shares sold, none were sold in 2018, and 215,539 were sold in 2017. Approximately $90.4 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the October 2015 Sales Agreement.

6. Stock-based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan, which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of September 30, 2018, the Company had options outstanding to purchase 1,123,582 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of September 30, 2018, 1,225,595 shares were available for future issuance.

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Shares	Weighted average exercise price
Outstanding at January 1, 2018	976,777	$11.97
Options granted	241,650	173.23
Options exercised	(86,095)	22.06
Options canceled	(8,750)	113.81
Outstanding at September 30, 2018	1,123,582	$45.09
Exercisable at September 30, 2018	621,000	$10.75

The total cash received by the Company as a result of stock option exercises was $1.9 million and $0, respectively, for the nine months ended September 30, 2018 and 2017. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2018 and 2017 were $136.43 and $13.30, respectively.

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.

The following table summarizes unvested restricted share activity during the nine months ended September 30, 2018:

	Shares	Weighted average exercise price
Outstanding at January 1, 2018	104,127	$9.45
Granted	—	—
Vested	(52,064)	9.45
Forfeited	—	—
Outstanding at September 30, 2018	52,063	$9.45

Stock-Based Compensation Expense

Stock-based compensation expense during the three and nine months ended September 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Stock options	$4,852	$878	$8,002	$1,859
Restricted stock	124	151	368	448
Total stock-based compensation expense	$4,976	$1,029	$8,370	$2,307

Effect of stock-based compensation expense by line item:
Research and development	$1,179	$272	$2,287	$577
General and administrative	3,797	757	6,083	1,730
Total stock-based compensation expense included in net loss	$4,976	$1,029	$8,370	$2,307

Unrecognized stock-based compensation expense as of September 30, 2018 was as follows (in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$25,250	2.23
Restricted stock	396	0.80
Total	$25,646	2.21

7. Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

The agreement requires future milestone payments to Roche, the remainder of which total $10 million and are earned by the commencement of Phase 3 clinical trials as well as future regulatory approval in the United States and Europe of a product developed from MGL-3916. A single-digit royalty payment range is based on net sales of products developed from MGL-3196, subject to certain reductions. In October 2016, the Company commenced a Phase 2 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and has no Licensed Product sales for the nine months ended September 30, 2018 and 2017.

The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 2 and 3 clinical trials.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 13, 2018.

Results of Operations

Three Months Ended September 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%

Research and Development Expenses	$6,211	$6,682	(471)	(7)%
General and Administrative Expenses	5,122	1,955	3,167	162%
Interest Income	(2,821)	(174)	2,647	1521%
Other Income	—	(100)	(100)	(100)%
	$8,512	$8,363

Revenue

We had no revenue for the three months ended September 30, 2018 and 2017.

Research and Development Expenses

Our research and development expenses were $6.2 million for the three months ended September 30, 2018, compared to $6.7 million in the corresponding period in 2017.  Research and development expenses decreased by $0.5 million in the 2018 period due primarily to the completion of treatment in our Phase 2 clinical trials in 2018. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $5.1 million for the three months ended September 30, 2018, compared to $2.0 million in the corresponding period in 2017.  General and administrative expenses increased by $3.1 million in the 2018 period due primarily to an increase in non-cash stock compensation from stock option awards.  We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for MGL-3196, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $2.8 million for the three months ended September 30, 2018, compared to $0.2 million for the three months ended September 30, 2017. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2018, and increased interest rates.

Nine Months Ended September 30, 2018 and 2017

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%

Research and Development Expenses	$16,518	$17,878	(1,360)	(8)%
General and Administrative Expenses	9,710	5,273	4,437	84%
Interest Income	(4,692)	(342)	4,350	1272%
Other Income	(200)	(100)	100	100%
	$21,336	$22,709

Revenue

We had no revenue for the nine months ended September 30, 2018 and 2017.

Research and Development Expenses

Our research and development expenses were $16.5 million for the nine months ended September 30, 2018, compared to $17.9 million in the corresponding period in 2017.  Research and development expenses decreased by $1.4 million in the 2018 period due primarily to the completion of treatment in our Phase 2 clinical trials in 2018.  We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

General and Administrative Expenses

Our general and administrative expenses were $9.7 million for the nine months ended September 30, 2018, compared to $5.3 million in the corresponding period in 2017.  General and administrative expenses increased by $4.4 million in the 2018 period due primarily to an increase in non-cash stock compensation from stock option awards.  We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for MGL-3196, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $4.7 million for the nine months ended September 30, 2018, compared to $0.3 million for the nine months ended September 30, 2017. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2018, and increased interest rates.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and marketable securities totaling $488.5 million compared to $191.5 million as of December 31, 2017, with the increase primarily attributable to the proceeds from the June 2018 Offering, partially offset by our cash used in operating activities.  To date, we have funded our operations primarily through the issuance of convertible debt, the issuance of shares of common stock and preferred stock, and the proceeds from the merger with Synta.

Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage may increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of September 30,

2018 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors.  To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(19,242)	$(16,372)
Net cash used by investing activities	(405,064)	(28,091)
Net cash provided by financing activities	313,725	38,278
Net decrease in cash and cash equivalents	$(110,581)	$(6,185)

Net cash used in operating activities was $19.2 million for the nine months ended September 30, 2018, compared to $16.4 million for the nine months ended September 30, 2017. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used in investing activities was $405.1 million for the nine months ended September 30, 2018, compared to $28.1 million used in investing activities for the nine months ended September 30, 2017.  Net cash used by investing activities for the nine months ended September 30, 2018 consisted of $524.9 million of purchases of marketable securities for our investment portfolio, partially offset by $119.9 million from sales and maturities of marketable securities.  Net cash used by investing activities for the nine months ended September 30, 2017 consisted of $34.9 million of purchases of marketable securities for our investment portfolio, partially offset by $6.9 million from sales and maturities of marketable securities.

Net cash provided by financing activities was $313.7 million for the nine months ended September 30, 2018, compared to $38.3 million for the nine months ended September 30, 2017.  Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of net proceeds from the issuance of common stock pursuant to the June 2018 Offering and the exercise of stock options.  Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of net proceeds from the sale of common stock under the October 2015 Sales Agreement and net proceeds from the sale of preferred stock and common stock in the June 2017 Offering.

Contractual Obligations and Commitments

No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 13, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of September 30, 2018 consisted of readily available checking account balances, money market funds, and high-grade corporate and government obligations that are classified as available-for-sale. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 6, 2018	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)