Form 10-K
period 2018-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2019-02-27
CIK 1157601

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant's common stock on June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $2,320,321,944.81. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 21, 2019 the registrant had 15,417,064 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2018, includes "forward-looking statements" within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as "anticipates," "believes," "seeks," "estimates," "expects," "intends," "may," "plans," "potential," "predicts, "projects," "forecast," "goal," "continue," "should," "could," "will," "would," or other forms of these words or similar words or expressions or the negative expression thereof. In particular, forward-looking statements contained in this Annual Report relate to, among other things,

  •
  Anticipated or estimated future results, including the risks and uncertainties associated with our future operating performance and financial position;

  •
  Market demand for and acceptance of our products;

  •
  Research, development and commercialization of new products;

  •
  Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections;

  •
  Risks associated with meeting the objectives of clinical studies, including, but not limited to, delays or failures in enrollment, and the occurrence of adverse safety events;

  •
  Risks related to our ability to accomplish our business development objectives and realize the anticipated benefit of any such transactions; and

  •
  Assumptions underlying any of the foregoing.

We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.

        Forward-looking statements represent our management's current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled "Risk Factors" in Part I, Item 1A of this Annual Report, as well as in our other filings with the SEC. You should read this Annual Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

Item 1.    Business

        References in this Annual Report on Form 10-K to Madrigal, the Company, we, our and us refer to Madrigal Pharmaceuticals, Inc. "Madrigal" is a registered trademark of Madrigal Pharmaceuticals, Inc. in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

Executive Overview

        We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, MGL-3196, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic steatohepatitis, or NASH. For NASH, we enrolled 125 patients in a Phase 2 clinical trial. We achieved the 12-week primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline 36-week results at the conclusion of the Phase 2 clinical trial in May 2018. There is an extension study underway in a subset of the patients that completed the main 36-week study. We are also developing MGL-3196 for dyslipidemia, which began with a study of a genetic dyslipidemia known as heterozygous familial hypercholesterolemia, or HeFH. We completed a Phase 2 clinical trial in 116 HeFH patients, and we reported the results in February 2018. In addition to the NASH and HeFH Phase 2 clinical trials, MGL-3196 has also been studied in seven completed Phase 1 trials in a total of 198 subjects. MGL-3196 appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulations versus capsule formulation, and a multiple dose drug interaction and food effect study. Further, we have initiated a Phase 1 trial to study patients with varying degrees of hepatic impairment (including patients with mild, moderate and severe hepatic impairment).

        The following chart summarizes the status of our product candidate development programs for MGL-3196 and MGL-3745, a preclinical compound which has similar thyroid receptor selectivity to MGL-3196 and is thus a potential backup compound for MGL-3196:

Key Developments

MGL-3196 Phase 2 Clinical Trial in NASH

        We successfully completed a Phase 2 clinical trial in NASH in 2018. In this clinical trial, MGL-3196 demonstrated statistical significance in the primary endpoint (p<0.0001), the relative reduction of liver fat compared with baseline on magnetic resonance imaging-estimated proton density fat fraction, or MRI-PDFF, at 12-weeks which we reported in December 2017, and statistically significant results in multiple 36-week endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy as set forth in the table below, which we reported in May 2018.

	MGL-3196	MGL-3196 MRI-PDFF Responders(1)	Placebo
Number of patients with baseline and end-of-study liver biopsies(2)	73	46	34
> 2 Point Decrease in NAS	56%	70%	32%
	p=0.02	p=0.001
NASH Resolution	27%	39%	6%
	p=0.02	p=0.001

(1)
MGL-3196 MRI-PDFF Responders = MGL-3196 treated patients with >=30% relative fat reduction on Week 12 MRI-PDFF

(2)
does not include one end-of-study liver biopsy that was inadequate

        MGL-3196 treated patients with greater than or equal to 30% fat reduction on MRI-PDFF at 12-weeks demonstrated a higher percentage of nonalcoholic fatty liver disease activity score, or NAS, reduction and NASH resolution. In patients with NASH resolution, 35% of MGL-3196 treated patients and no placebo patients had a baseline NAS greater than or equal to five. In MGL-3196 patients with NASH resolution, fibrosis also resolved in 50% of such patients and was decreased statistically significantly relative to all placebo patients.

        Further, 36-week results from our Phase 2 clinical trial in NASH showed:

  •
  Sustained, highly statistically significant (p<0.0001) reduction in liver fat compared with placebo on 36-week MRI-PDFF and mean relative fat reduction of 37% with MGL-3196 treated patients in contrast with 8.5% with placebo patients;

  •
  Sustained, statistically significant reductions (p<0.0001) in MGL-3196 compared to placebo treated patients in low-density lipoprotein cholesterol (LDL-C) and apolipoprotein B (ApoB) of more than 20%, triglycerides (TG) of 36% and lipoprotein(a) of 37%;

  •
  Statistically significant reductions in liver enzymes (ALT, AST and GGT) relative to placebo (all p=0.002) and a 40% reduction in ALT in patients with elevated baseline levels (p=0.01);

  •
  Statistically significant reductions in fibrosis biomarkers in MGL-3196 treated patients as compared with placebo patients;

  •
  On liver biopsy, fibrosis was reduced by at least one point in 23% of placebo patients and 29% of MGL-3196 treated patients;

  •
  Very good all subject tolerability: mostly mild and a few moderate adverse events, or AEs, which were balanced between drug treated patients and placebo patients; and

  •
  An increase in incidence of a transient mild diarrhea at beginning of study, often a single episode, in MGL-3196 treated patients compared with placebo patients.

MGL-3196 Phase 2 Clinical Trial in HeFH

        In February 2018, we announced top-line results from our Phase 2 clinical trial in HeFH. In this trial, patients treated with MGL-3196 (placebo corrected) achieved highly significant (p< 0.0001) LDL-C lowering of 18.8%, and 21% LDL-C lowering in those patients receiving an optimal dose of MGL-3196. LDL-C lowering was 28.5% in patients treated with MGL-3196 as compared to placebo in a prespecified group of patients who did not tolerate high intensity statin doses. Highly significant (p<0.0001) and numerically similar results were observed with ApoB. Highly significant (p<0.0001) TG (25-31%), apolipoprotein CIII (22.7%), and Lp(a) lowering (26-33%) were observed in all patients treated with MGL-3196 and certain prespecified subgroups, irrespective of statin treatment.

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

        We believe that MGL-3196 may be the first THR-agonist product candidate in development for NASH or dyslipidemia that selectively targets the THR-b pathway and has shown a lack of liver enzyme elevations in Phase 1 and 2 clinical studies as well as an absence of bone and cartilage histologic findings in chronic animal toxicology studies.

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

        We have completed Phase 1 studies with MGL-3196 in a total of 198 subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of MGL-3196. Our Phase 1 studies included randomized, placebo-controlled, double-blind, single and 14-day multiple-dose escalation studies, drug-interaction studies with statins, a study using radiolabeled MGL-3196, a study of a tablet versus capsule formulation of MGL-3196, and a multiple dose drug interaction and food effect study. In Phase 1 studies, MGL-3196 appeared safe and was well-tolerated at all doses tested. The results of these studies suggest that MGL-3196 has pharmacokinetic properties suitable for once-daily oral dosing. Further, we have initiated a Phase 1 hepatic impairment study which is currently ongoing.

        In the multiple ascending dose study, lipid parameters were assessed as initial markers of MGL-3196 pharmacodynamic activity (Atherosclerosis 230:373-380, 2013). As illustrated in the figure below, daily doses of MGL-3196 ranging from 50 to 200 mg showed highly statistically significant reductions relative to placebo of up to 30% for LDL-C (range, p=.05-<0.0001), 28% for non-high-density lipoprotein cholesterol, or non-HDL-C (range, p =0.027-p<0.0001) and 24% for ApoB (range, p =0.008-0.0004), and statistical trends of up to 60% reduction in TG (range, p =0.13-0.016). The near maximal lipid effects were observed at a MGL-3196 dose of 80 mg once-daily. MGL-3196 was well-tolerated at all doses, with no dose-related adverse events or liver enzyme, electrocardiography or vital-sign changes. At the highest dose of MGL-3196 (200 mg), there was a reversible reduction of 20% in the level of a precursor hormone to T3, free T4, which was significantly different from placebo (p < 0.0001) that may be explained by increased liver metabolism of free T4. There was no change in thyrotropin, a pituitary hormone that regulates the level and production of thyroid hormone by the thyroid gland or T3, or other evidence of central thyroid axis dysfunction at any dose of MGL-3196.

 Change in Lipids After 14 Days

Change from Baseline (CFB) by mean % CFB calculated for each individual subject 24 h after 14th dose; baseline value obtained just prior to first dose; ApoB, apolipoprotein B; Chol, total cholesterol; LDL-C, LDL cholesterol directly measured; Non-HDL-C, non-HDL cholesterol; TG, triglycerides (median %CFB).

        In the HeFH Phase 2 double-blind, placebo-controlled, multi-center clinical trial, 116 patients who were not at their LDL-C goal were randomized in a 2:1 ratio to receive either MGL-3196 or placebo, in addition to their current cholesterol lowering regimen, which included approximately 75% taking high intensity statins (20/40 mg rosuvastatin or 80 mg atorvastatin), and about two-thirds of patients also taking ezetimibe. Compared to placebo, MGL-3196 treated patients achieved highly significant (p< 0.0001) LDL-C lowering of 18.8%, and 21% LDL-C lowering in those on an optimal dose of MGL-3196. LDL-C lowering was 28.5% in MGL-3196 treated compared to placebo in a prespecified group of patients who did not tolerate high intensity statin doses. Highly significant (p<0.0001) and numerically similar results were observed with ApoB. Highly significant reductions (p<0.0001) in TG (25-31%), ApoCIII (22.7%) and Lp(a) (26-33%) were observed in all MGL-3196 treated patients and prespecified subgroups, irrespective of statin treatment.

        In the NASH Phase 2 double-blind, placebo-controlled, multi-center clinical trial, 125 patients 18 years of age and older with liver biopsy-confirmed NASH were randomized at approximately 25 clinical sites in the United States. Patients were randomized to receive either placebo (N=41) or MGL-3196 (N=84). The starting dose in MGL-3196-treated patients was 80 mg once a day. The study employed an adaptive dosing design whereby, in a blinded fashion, the dose could be adjusted by small amounts (i.e. 20 mg up or down) or remain at 80 mg in each MGL-3196-treated patient based on a pharmacokinetic analysis of drug level performed in each patient at 2 weeks. The primary endpoint of the study was the reduction of liver fat at 12 weeks compared with baseline (relative change), assessed by MRI-PDFF, with efficacy confirmed at the end of the trial (36 weeks) by repeat MRI-PDFF and conventional liver biopsy to examine histological evidence for the resolution of NASH. Other secondary endpoints included changes in clinically relevant biomarkers at 12 and 36 weeks, improvement in fibrosis by at least one stage with no worsening of steatohepatitis, and safety and tolerability.

        MGL-3196 demonstrated statistical significance (p<0.0001) in the primary endpoint, the relative reduction of liver fat on MRI-PDFF at 12 weeks. At 36 weeks, statistically significant results were demonstrated in multiple histology endpoints including key secondary endpoints related to the reduction and resolution of NASH (see Table on page 3). At 36 weeks, MGL-3196 treated patients demonstrated sustained, statistically significant (p<0.0001) reductions compared to placebo treated patients in LDL-C and ApoB of more than 20%, TGs of 36% and Lp(a) of 37%. In addition, MGL-3196 demonstrated statistically significant reductions in liver enzymes (ALT, AST and GGT) relative to placebo (all p=0.002).

Our Strategy

        Our goal is to become a leading biopharmaceutical company developing and commercializing innovative liver-directed, b-selective thyroid hormone receptor agonists for the treatment of cardio-metabolic and liver disease, fibrosis and inflammation. A key element is building a multi-therapy NASH focused company. To achieve our goal, we plan to:

  •
  Complete clinical development and seek regulatory approval of MGL-3196 in NASH.  We successfully completed a Phase 2 clinical trial in NASH in 2018. NASH is a disease driven by the growing epidemic of obesity, with a significant unmet need for approved therapies that are effective and well tolerated. We believe MGL-3196 is an excellent candidate for the chronic treatment of NASH due to its safety profile and first-in-class dual mechanism of action targeting fibrosis-generating cells.

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

  •
  Grow our pipeline through additional indications for MGL-3196 potentially including orphan indications. We believe that MGL-3196 has the potential to be an effective treatment for other disease indications that are rare diseases or may be designated rare diseases, including homozygous familial hypercholesterolemia, or HoFH and severe HeFH, and we may pursue orphan drug designation where possible.

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

        In addition to the accumulation of fat in the liver, NASH is characterized by inflammation and cellular damage with or without fibrosis, the first stage of liver scarring, which may ultimately progress to cirrhosis. NASH is a severe condition that can lead to fibrosis and eventually progress to cirrhosis, portal hypertension, esophageal varices, ascites, liver cancer and liver failure. NASH is strongly associated with cardiovascular disease, or CVD, and the most common cause of death in NASH patients is CVD. Progression to cirrhosis and other late-stage complications can occur within five to ten years after an initial NASH diagnosis. NASH patients with type-2 diabetes have a heightened risk of NASH disease progression. Once the disease advances beyond NASH to such life-threatening conditions as liver cancer and liver failure, then liver transplantation is the only treatment alternative.

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

MGL-3196 NASH Phase 2 Clinical Plan

        In October 2016, we initiated a Phase 2 proof of concept clinical trial in patients with liver biopsy documented NASH, including those with type-2 diabetes, dyslipidemia and hypertension. In the study we randomized 125 NASH patients 2:1, MGL-3196 or placebo QD in a double-blind, placebo-controlled, study of once-daily MGL-3196 versus placebo in patients with NASH, including those with type-2 diabetes. Patients continued treatment through 36 weeks. The study was conducted in the United States. The primary endpoint was to evaluate the efficacy of MGL-3196 as measured by the reduction of liver fat at 12 weeks, and the secondary endpoint was to evaluate the efficacy of MGL-3196 as measured by a reduction of NASH, which was assessed by liver biopsy, at 36 weeks. Other secondary and exploratory endpoints included safety and tolerability, and effects on serum biomarkers at 12 and 36 weeks, lipid parameters, and biomarker measures of insulin sensitivity. We reached our top-line analysis of the primary endpoint in December 2017, and we reached our top-line analysis of the secondary endpoint (NASH assessment on liver biopsy) in May 2018.

        In September 2013, the American Association for the Study of Liver Disease and the FDA conducted a joint workshop focused on trial designs and endpoints in drug and diagnostic development for liver disease secondary to NAFLD, including NASH. In December 2014, the journal Hepatology accepted for publication a manuscript summarizing the workshop output, including potentially acceptable surrogate endpoints for clinical studies supporting the approval of agents for NASH and liver fibrosis. We believe that our Phase 2 NASH study design incorporated surrogate secondary endpoints consistent with the current FDA requirements for demonstration of efficacy in registrational trials. Following completion of our Phase 2 clinical trial of MGL-3196 in NASH patients, we requested, and have had, an end of Phase 2 meeting with the FDA, and we expect to initiate a Phase 3 study in NASH before the end of the first quarter of 2019.

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

Dyslipidemia

Overview and Market Opportunity

        Patients with NASH, and its more prevalent precursor, NAFLD, are at heightened cardiovascular risk. Patients suffering from these conditions die more frequently from cardiovascular events than from their liver disease. Multiple factors contribute to this risk, including elevated levels of LDL-C and other atherogenic lipoproteins. Excess liver fat itself is also a significant cardiovascular risk factor. Patients with NASH and NAFLD, however, may not undergo a biopsy to confirm a NASH diagnosis until they reach the more advanced stages of fibrosis (F2 - F4). A significant segment of this large group of patients also suffer from diabetes and metabolic syndrome, and have lipid levels that are above target despite treatment with established therapies. These patients may benefit from therapy to lower their lipid levels in addition to excess liver fat, in order to reduce their cardiovascular risk.

        We believe our studies to date in patients with NASH and patients with HeFH, have demonstrated the pleiotropic activity of MGL-3196 and the potential of the drug to reduce an array of atherogenic lipoproteins, including LDL-C, ApoB, TG, ApoCIII, and Lp(a). As a result, we intend to also focus our development of MGL-3196 on patients with NAFLD and earlier stages of NASH fibrosis who have elevated lipid levels, and thus address patients across the entire NASH and NAFLD spectrum.

MGL-3196 in Familial Hypercholesterolemia (FH)

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

MGL-3196 FH Phase 2 Clinical Plan

        In February 2017, we initiated a Phase 2 clinical trial of MGL-3196 for the treatment of HeFH. In the study we randomized HeFH patients 2:1, MGL-3196 or placebo QD in double-blind, placebo-controlled fashion. Patients continued treatment through 12 weeks. The study was conducted in Europe. In this 12 week clinical trial, the primary endpoint was to evaluate the efficacy of MGL-3196 as measured by the percent reduction in LDL-C as compared with placebo. Secondary endpoints included safety and tolerability, and evaluated the efficacy of MGL-3196 to reduce a variety of lipid parameters, including non-HDL-C, ApoB, TGs, Lp(a), apoA/B, and lipoprotein particles. In February 2018, we announced positive results from the 12 week Phase 2 clinical trial of MGL-3196 for the treatment of HeFH. MGL-3196 treated patients achieved highly significant reductions in LDL-C, ApoB, TG, ApoCIII, and Lp(a) in all patients and prespecified subgroups.

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

Research and Development

        Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. Our research and development expenses were $25.4 million for the year ended December 31, 2018, $24.4 million for the year ended December 31, 2017, and $15.9 million for year ended December 31, 2016. The increase in research and development expenses was primarily due to the advancement of clinical programs to Phase 2 studies, further API manufacturing studies and the continuation of preclinical studies. We expect research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196.

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

        Our success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our current and future product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, and maintaining the confidentiality of inventions and improvements that are important to the development of our business.

        We own or co-own: two United States and seven foreign issued patents and allowed patent applications; and two United States and 26 foreign pending patent applications, each of which relates to composition-of-matter of MGL-3196, including certain dosage forms, and its use in the treatment of key disease indications. Our current patent portfolio covers the United States and certain other jurisdictions worldwide. In addition, pursuant to the Roche Agreement, Roche granted us an exclusive license to certain United States and foreign patents and patent applications owned by Roche and Roche know-how relating to MGL-3196. The Roche Agreement imposes various diligence, milestone payment, royalty payment, insurance, indemnification, and other obligations on us.

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

        As of February 21, 2019, we had seventeen full-time employees, including twelve engaged in research, development, and regulatory activities, and five in executive, general and administrative functions, and multiple part-time consultants.

General Information

        We were incorporated in Delaware in September 2011. Our principal executive offices are located at 200 Barr Harbor Drive, Suite 400, West Conshohocken, PA 19428. Our Internet website address is www.madrigalpharma.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

        We advise you to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2019 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

        We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for MGL-3196 and other future product candidates. As of December 31, 2018, we had an accumulated deficit of approximately $139.3 million. Losses have principally resulted from costs incurred in our preclinical and clinical trials, research and development programs and from our general and administrative expenses. As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $483.7 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if MGL-3196 or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.

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

        To date, the sole focus of our product development has been MGL-3196, a liver-directed selective thyroid hormone receptor beta agonist for potential use in non-alcoholic steatohepatitis, or NASH, and familial hypercholesterolemia, or FH. Successful continued development and ultimate regulatory approval of MGL-3196 for NASH or dyslipidemia is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of MGL-3196. We will need to raise sufficient funds to successfully complete our clinical development program for MGL-3196 in NASH and dyslipidemia. The future regulatory and commercial success of MGL-3196 is subject to a number of risks, including the following:

  •
  we may not have sufficient financial and other resources to complete the necessary clinical trials for MGL-3196, including, but not limited to, our planned registrational clinical trials to obtain drug approval;

  •
  the mechanism of action of MGL-3196 is complex and we do not know the degree to which it will translate into a therapeutic benefit, if any, in NASH, dyslipidemia or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long term safety issues or adverse events, if any, when MGL-3196 is taken for prolonged periods such as in the treatment of NASH, dyslipidemia or any other indication;

  •
  we may not be able to obtain adequate evidence from clinical trials of efficacy and safety for MGL-3196 in NASH, dyslipidemia or any other indication;

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

  •
  we cannot be certain what efficacy endpoints FDA or foreign clinical or regulatory agencies may require in a Phase 3 clinical trial of NASH or dyslipidemia or for approval of our product candidates; we also cannot be certain if we will be able to gain accelerated approval of any of our product candidates based on surrogate endpoints;

  •
  the FDA or foreign clinical or regulatory agencies will likely require efficacy endpoints for Phase 3 clinical trials for the treatment of NASH or dyslipidemia that differ from the endpoints of our current Phase 2 trials and the results of our Phase 3 clinical trials may not be as favorable as the results we have observed to date in our current trials;

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

  •
  we cannot be certain of the number and type of clinical trials and non-clinical studies that FDA or other regulatory agencies will require in order to approve MGL-3196 for NASH or dyslipidemia;

  •
  if approved for NASH, MGL-3196 will likely compete with the off-label use of currently marketed products and other therapies in development that may reach approval for NASH prior to MGL-3196;

  •
  if approved for dyslipidemia, MGL-3196 will likely compete with currently approved and marketed products and other therapies in development that may reach approval for dyslipidemia prior to MGL-3196; and

  •
  we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

        MGL-3196 has not yet received regulatory approval for the treatment of NASH, dyslipidemia or any other indication, and unexpected problems may arise that could cause us to delay, suspend or terminate our development efforts in any or all indications. Further, MGL-3196 has not yet demonstrated efficacy in patients with NASH or dyslipidemia, and the long-term safety consequences of a liver-directed thyroid hormone receptor beta agonist are not known. Regulatory approval of new product candidates such as MGL-3196 can be more expensive and take longer than approval for candidates for the treatment of more well-understood diseases with previously approved products.

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

        Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for MGL-3196 if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. We expect our Phase 3 clinical trials of MGL-3196 will require that we enroll significantly more patients than were enrolled in our Phase 2 trials. Patient enrollment, a significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians' and patients' perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For instance, we are aware that other companies conducting clinical trials in NASH patients have had delays in recruiting patients for their trials. In the proposed clinical trials, patient willingness to undergo a liver biopsy in our NASH trials, and identification of patients willing to participate in our dyslipidemia trials, are also risk factors. Potential patients for MGL-3196 may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.

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

        We will be required to identify and enroll a sufficient number of patients for each of our planned clinical trials of MGL-3196 for NASH and dyslipidemia indications, respectively. We also may encounter difficulties in identifying and enrolling NASH patients and dyslipidemia patients with a stage of disease appropriate for our future clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

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

        We are highly dependent on principal members of our management team, including our Chief Executive Officer, Paul A. Friedman, M.D., and our Chief Medical Officer and Executive Vice President, Research and Development, Rebecca Taub, M.D. These executives each have significant pharmaceutical industry experience. The loss of any member of our management team or scientific staff, including Drs. Friedman and Taub, would impair our ability to identify, develop and market new products. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.

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

        We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves. For example, if we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

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

Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

        Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

        Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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

  •
  cause development delays;

  •
  prevent us from commercializing MGL-3196 for NASH or dyslipidemia or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

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

        Moreover, we may be subject to a third party preissuance submission of prior art to the USPTO or in addition to interference proceedings, may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other post-grant proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

        If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business

        Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

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

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund all of our planned operations, we may be unable to successfully develop and commercialize MGL-3196 and other future product candidates.

        Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next 12 months, we may require additional working capital in order to complete the remaining clinical development for MGL-3196 and our other product candidates through potential regulatory approval and through potential commercialization of these product candidates. We expect our spending levels to increase in connection with our clinical trials of MGL-3196 as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

  •
  the type, number, scope, progress, expansion costs, results of and timing of our future clinical trials or the need for additional clinical trials of MGL-3196 for NASH and dyslipidemia or any of our other product candidates which we are pursuing or may choose to pursue in the future;

  •
  the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

  •
  the costs and timing of obtaining regulatory approval for MGL-3196 for NASH and dyslipidemia and any of our other product candidates;

  •
  the costs and timing of obtaining or maintaining manufacturing for MGL-3196 for NASH and dyslipidemia and any of our other product candidates, including commercial manufacturing if any product candidate is approved;

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

        Some of these factors are outside of our control. Our existing capital resources may not be sufficient to enable us to fund the completion of all planned clinical trials and commercialization objectives for our product candidates. As a result, we may need to raise substantial additional funds in the future.

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

        If we are unable to obtain additional funding on a timely basis, we may be unable to complete planned clinical trials for MGL-3196 for NASH and dyslipidemia and any of our other product candidates, and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us.

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

A small number of our stockholders own a substantial amount of our outstanding common stock and may be deemed to have substantial control over us; therefore, your ability to influence corporate matters may be limited.

        Certain stockholders affiliated and associated with our officers and directors collectively own approximately 39.1% of our outstanding common stock as of December 31, 2018 and acting together, may have the ability to substantially affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

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

        As of December 31, 2018, there were 1,969,797 shares of Series A Convertible Preferred stock outstanding, all of which are readily convertible into common stock at the option of the holders. In addition, there are an additional 1,132,618 shares of our common stock issuable upon the exercise of outstanding stock options. Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets, could depress the market price of our common stock. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. Such sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease our approximately 2,500 square-foot corporate headquarters facility located in West Conshohocken, Pennsylvania. We believe our facility is adequate for our current needs. Our lease expires in June 2019. We plan to acquire additional space as our business continues to grow. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.

Item 3.    Legal Proceedings

        We are currently not a party to any material legal proceedings.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

        The term "Private Madrigal" refers to Madrigal Pharmaceuticals, Inc. prior to the consummation of the Merger.

        Our common stock has traded on the Nasdaq stock market under the symbol "MDGL" since July 25, 2016, the trading date following the consummation of our merger with Private Madrigal. Prior to July 25, 2016, our common stock was traded on the Nasdaq stock market under the symbol "SNTA."

Holders

        As of February 14, 2018, there were approximately 24 holders of record of our common stock. This number does not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock.

Dividends

        We have not paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, and other factors that our board of directors deems relevant.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2014 and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The vertical line on July 21, 2016 notes the date of the Merger.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

        The above Stock Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing.

Equity Compensation Plan Information

        Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

        The statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the year ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Total revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	25,389	24,390	15,933	2,427	778
General and administrative	15,293	7,672	9,290	806	548

Total operating expenses	40,682	32,062	25,223	3,233	1,326

Loss from operations	(40,682)	(32,062)	(25,223)	(3,233)	(1,326)
Interest income (expense), net	7,671	558	(1,165)	(3,612)	(3,166)
Other income	200	350	—	—	—

Net loss	$(32,811)	$(31,154)	$(26,388)	$(6,845)	$(4,492)

Net loss per common share:
Basic and diluted net loss per common share	$(2.22)	$(2.54)	$(5.07)	$(40.03)	$(26.98)
Basic and diluted weighted average number of common shares outstanding	14,796,712	12,244,939	5,204,644	171,012	166,469

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$483,718	$191,527	$40,500	$306	$148
Total assets	485,428	192,313	41,210	364	194
Total liabilities	8,444	10,054	4,800	49,277	42,263
Accumulated deficit	(139,272)	(106,461)	(75,307)	(48,920)	(42,075)
Total stockholders' equity (deficit)	$476,984	$182,259	$36,410	$(48,913)	$(42,069)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Risk Factors in Part I, Item 1A and disclosures under "Cautionary Note Regarding Forward-Looking Statements" within this Annual Report on Form 10-K, the audited financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K, and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term "Synta" refers to Synta Pharmaceuticals Corp. prior to the consummation of the Merger described herein. Unless otherwise indicated, references to the terms "Madrigal," the "Company," "we," "our" and "us" refer to Private Madrigal prior to the consummation of the Merger described herein and Madrigal Pharmaceuticals, Inc. (formerly known as Synta Pharmaceuticals Corp.) upon the consummation of the Merger described herein.

Overview

        We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, MGL-3196, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic steatohepatitis, or NASH. For NASH, we enrolled 125 patients in a Phase 2 clinical trial. We achieved the 12-week primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline 36-week results at the conclusion of the Phase 2 clinical trial in May 2018. We have an ongoing 36-week, open-label extension study in 31 participating NASH patients from the Phase 2 clinical trial, which includes 14 patients who received placebo in the main study. We are also developing MGL-3196 for dyslipidemia, which began with a study of a genetic dyslipidemia known as heterozygous familial hypercholesterolemia, or HeFH. We enrolled 116 patients and completed a Phase 2 clinical trial in HeFH patients, and we reported the results in February 2018. In addition to the NASH and HeFH Phase 2 clinical trials, MGL-3196 has also been studied in seven completed Phase 1 trials in a total of 198 subjects. MGL-3196 appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulations versus capsule formulation, and a multiple dose drug interaction and food effect study.

Key Developments

Clinical Trials

        In October 2016, we initiated a Phase 2 clinical trial in NASH ([NCT02912260] at www.ClinicalTrials.gov). The randomized, double-blind, placebo-controlled, multi-center Phase 2 study enrolled 125 patients 18 years of age and older with biopsy-confirmed NASH. Patients were randomized to receive either placebo or MGL-3196, twice as many receiving MGL-3196 as placebo. Efficacy was confirmed at the end of the trial (36 weeks) by repeat Magnetic Resonance Imaging—Proton Density Fat Fraction, or MRI-PDFF, and conventional liver biopsy to examine histological evidence for the resolution of NASH. Recent published data show a high correlation of reduction of liver fat measured by MRI-PDFF to NASH scoring on liver biopsy. Other secondary endpoints included changes in clinically relevant biomarkers at 12 and 36 weeks, improvement in fibrosis by at least one stage with no worsening of steatohepatitis, and safety and tolerability. We reached our top-line analysis of the primary endpoint in December 2017, and we reached our top-line analysis of multiple 36-week endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy, in May 2018.

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

        We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased year over year in each of 2016, 2017, and 2018 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates

        Completion dates and costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates at this point in time. We expect that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate's commercial potential.

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

Research and Development Costs

        Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs

(including stock-based compensation), costs for consultants, and other costs associated with our preclinical and clinical programs. In particular, we have conducted safety studies in animals, optimized and implemented API manufacturing, and conducted Phase 1 and 2 clinical trials, all of which are considered research and development expenditures.

Stock-Based Compensation

        We recognize stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers and directors. We use the Black-Scholes option pricing model, with an estimated forfeiture rate, to determine the grant date fair value as our management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

        We did not generate any revenue during the years ended December 31, 2018 and 2017, respectively.

Operating Expenses

        The following table provides comparative results of our operating expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		2018 to 2017 Change
	2018	2017	$	%
Research and Development Expenses	$25,389	$24,390	999	4%
General and Administrative Expenses	15,293	7,672	7,621	99%
Interest Expense (Income)	(7,671)	(558)	7,113	1275%
Other Income	(200)	(350)	(150)	(43)%

	$32,811	$31,154	1,657	5%

Research and Development Expense

        Our research and development expenses were $25.4 million for the year ended December 31, 2018 compared to $24.4 million for the year ended December 31, 2017. Research and development expenses increased by $1.0 million in the 2018 period due primarily to an increase in non-cash stock compensation from stock option awards partially offset by a decrease related to our Phase 2 clinical trials due to the completion of treatment in 2018. We expect our research and development expenses to increase over the next several years as we advance our clinical and preclinical development programs for MGL-3196 and as we increase our research and development efforts in connection therewith.

General and Administrative Expense

        Our general and administrative expenses were $15.3 million for the year ended December 31, 2018 compared to $7.7 million for the year ended December 31, 2017. General and administrative expenses increased by $7.6 million in the 2018 period due primarily to an increase in non-cash stock compensation from stock option awards. We expect our general and administrative expenses to increase over the next several years as we advance our clinical and preclinical development programs for MGL-3196 and continue operating as a public company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.

Interest Expense (Income)

        Our interest income was $7.7 million for the year ended December 31, 2018 compared to $0.6 million of interest expense for the year ended December 31, 2017. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2018 and increased interest rates.

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

        We did not generate any revenue during the years ended December 31, 2017 and 2016, respectively.

Operating Expenses

        The following table provides comparative results of our operating expenses for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		2017 to 2016 Change
	2017	2016	$	%
Research and Development Expenses	$24,390	$15,933	8,457	53%
General and Administrative Expenses	7,672	9,290	(1,618)	(17)%
Interest Expense (Income)	(558)	1,165	1,723	(148)%
Other Income	(350)	—	350	100%

	$31,154	$26,388	4,766	18%

Research and Development Expense

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

General and Administrative Expense

        Our general and administrative expenses were $7.7 million for the year ended December 31, 2017 compared to $9.3 million for the year ended December 31, 2016. General and administrative expenses decreased by $1.6 million in the 2017 period due primarily to expenses incurred in 2016 from the Merger, including $0.6 million from the Change in Control Bonus Plan related to the Merger and $2.1 million in other costs associated with the Merger. These Merger costs were partially offset by increases in 2017 from increased compensation expense and expenses related to operating as a public company. We believe that our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for MGL-3196 and continue operating as a public company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.

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

Liquidity and Capital Resources

        Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of convertible debt, the issuance of shares of our common stock and shares of our preferred stock, and the proceeds from the Merger. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates.

        As of December 31, 2018, we had cash, cash equivalents and marketable securities totaling $483.7 million compared to $191.5 million as of December 31, 2017, with the increase primarily attributable to our completion of an underwritten public offering of our common stock in June 2018, in which 1,079,580 shares of our common stock were sold at a public offering price of $305.00 per share. Net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses, were appropriately $311.8 million. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

        We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage may increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of December 31, 2018 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors. To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows

        The following table summarizes our net cash flow activity (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(25,507)	$(22,317)	$(17,608)
Net cash (used in) provided by investing activities	(380,076)	(22,006)	21,993
Net cash provided by financing activities	314,335	173,805	14,454

Net (decrease) increase in cash and cash equivalents	$(91,248)	$129,482	$18,839

Operating Activities

        Net cash used in operating activities was $25.5 million, $22.3 million, and $17.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Investing Activities

        Net cash used in investing activities was $380.1 million for the year ended December 31, 2018 and consisted primarily of $614.4 million of purchases of marketable securities for our investment portfolio, partially offset by $234.3 million from sales and maturities of marketable securities.

        Net cash used in investing activities was $22.0 million for the year ended December 31, 2017 and consisted primarily of $70.2 million of purchases of marketable securities for our investment portfolio, partially offset by $48.3 million from sales and maturities of marketable securities.

        Net cash provided by investing activities was $22.0 million for the year ended December 31, 2016 and consisted primarily of $5.8 million in cash provided from the Merger, and a net increase of $15.4 million from the sales and maturities in our investment portfolio.

Financing Activities

        Net cash provided by financing activities was $314.3 million for the year ended December 31, 2018 and consisted primarily consisted of sales of our common stock in the June 2018 Registered Offering and the exercise of stock options.

        Net cash provided by financing activities was $173.8 million for the year ended December 31, 2017 and consisted primarily of net proceeds from sales of our common stock under the October 2015 Sales Agreement, sales of our common stock and our preferred stock in the June 2017 Offering, and sales of our common stock in the December 2017 Registered Offering.

        Net cash provided by financing activities was $14.5 million for the year ended December 31, 2016 and consisted primarily of net proceeds from the issuance of related party convertible notes and net proceeds from the sale of our common stock under the October 2015 Sales Agreement.

Contractual Obligations and Commercial Commitments

        As of December 31, 2018, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	110	110	—	—	—

Total contractual Obligations	$110	$110	$—	$—	$—

        Operating leases relates to our corporate headquarters facility located in West Conshohocken, Pennsylvania.

Off-Balance Sheet Arrangements

        We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Inflation Risk

        Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 or 2016.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item 8 is referred to in Item 15, listed in the Index to Financial Statements as a part of this Annual Report on Form 10-K, and is incorporated herein by this reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Management's Report On Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the "Internal Control—

Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2019 Proxy Statement, no later than April 30, 2019, and certain information to be included in the 2019 Proxy Statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference in our 2019 Proxy Statement.

Item 11.    Executive Compensation.

        The information required by this item regarding executive compensation is incorporated by reference in our 2019 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference in our 2019 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item regarding certain relationships and related transactions is incorporated by reference in our 2019 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item regarding principal accounting fees and services is incorporated by reference in our 2019 Proxy Statement.

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

Item 15(a)(3)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.
Item 15(b)	See Item 15(a)(3) above.
Item 15(c)	See Item 15(a)(2) above.

        The following is a list of exhibits filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
1.1	Underwriting Agreement, dated December 18, 2017, by and between the Registrant and Goldman Sachs & Co. LLC as Representative of the Underwriters set forth therein.		Form 8-K (Exhibit 1.1)	12/21/17	001-33277

1.1	Underwriting Agreement, dated June 6, 2018, by and between the Registrant, Goldman Sachs & Co. LLC as Representative of the Underwriters set forth therein, and the selling stockholders of the Registrant named therein.		Form 8-K (Exhibit 1.1)	06/08/18	001-33277

2.1	Agreement and Plan of Merger and Reorganization, dated April 13, 2016, by and among Synta Pharmaceuticals Corp., the Registrant and Saffron Merger Sub, Inc.		DEFA14A; Form 8-K (Exhibit 2.1)	04/14/16	001-33277

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	03/31/17	001-33277

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	06/21/17	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.3	Bylaws of the Registrant, as amended April 13, 2016.		DEFA14A; Form 8-K (Exhibit 3.1)	04/14/16	001-33277

Equity Agreements

10.1	Sales Agreement, dated October 16, 2015, by and between the Registrant and Cowen and Company, LLC.		Form 8-K (Exhibit 10.1)	10/16/15	001-33277

10.2	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	06/21/17	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

10.3†	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.		Form 10-Q (Exhibit 10.5)	11/14/16	001-33277

Equity Compensation Plans

10.4*	Amended and Restated 2006 Stock Plan.		Form 8-K (Exhibit 10.1)	06/21/10	001-33277

10.5*	Form of Incentive Stock Option Agreement under 2006 Stock Plan.		Form S-1/A (Exhibit 10.2(a))	01/23/07	333-138894

10.6*	Form of Nonqualified Stock Option Agreement under 2006 Stock Plan.		Form S-1/A (Exhibit 10.2(b))	01/23/07	333-138894

10.7*	Form of Restricted Stock Agreement under 2006 Stock Plan.		Form S-1/A (Exhibit 10.2(c))	01/23/07	333-138894

10.8*	Form of Nonqualified Stock Option Agreement for Directors under 2006 Stock Plan.		Form S-1/A (Exhibit 10.2(d))	01/23/07	333-138894

10.9*	Form of Restricted Stock Agreement for Non-Employee Directors under 2006 Stock Plan.		Form S-1/A (Exhibit 10.2(e))	01/23/07	333-138894

10.10*	Amended 2015 Stock Plan		Form 8-K (Exhibit 10.1)	07/05/17	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.11*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	03/31/17	001-33277

10.12*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	03/31/17	001-33277

10.13*	Form of Restricted Stock Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.12)	03/31/17	001-33277

10.14*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.13)	03/31/17	001-33277

10.15*	Form of Restricted Stock Unit Agreement under Amended 2015 Stock Plan.		Form 10-Q (Exhibit 10.1)	05/10/16	001-33277

Agreements with Executive Officers and Directors

10.16*	Non-Qualified Stock Option Agreement, dated February 27, 2008, by and between the Registrant and Keith R. Gollust.		Form 10-K (Exhibit 10.4)	03/20/08	001-33277

10.20*	Letter Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum		Form 8-K (Exhibit 10.3)	12/04/14	001-33277

10.23*	Severance and Change of Control Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum.		Form 8-K (Exhibit 10.4)	12/04/14	001-33277

10.24*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.		Form 8-K (Exhibit 10.2)	07/22/16	001-33277

10.25*	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.		Form 10-K (Exhibit 10.46)	03/12/15	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.26*	Letter Agreement, dated April 13, 2016, by and between the Company and Paul A. Friedman, M.D.		Form 8-K (Exhibit 10.3)	07/22/16	001-33277

10.27*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	07/22/16	001-33277

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

MADRIGAL PHARMACEUTICALS INC.
Date: February 27, 2019	By:	/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D. Chief Executive Officer (Principal Executive Officer)

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

Signatures	Title	Date

/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
/s/ MARC R. SCHNEEBAUM Marc R. Schneebaum	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2019
/s/ REBECCA TAUB, M.D. Rebecca Taub, M.D.	Director	February 27, 2019
/s/ FRED B. CRAVES, PH.D. Fred B. Craves, Ph.D.	Director	February 27, 2019

Signatures	Title	Date

/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 27, 2019
/s/ KEITH R. GOLLUST Keith R. Gollust	Director	February 27, 2019
/s/ DAVID MILLIGAN, PH.D. David Milligan, Ph.D.	Director	February 27, 2019
/s/ RICHARD S. LEVY, M.D. Richard S. Levy, M.D.	Director	February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Madrigal Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Madrigal Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

We have served as the Company's auditor since 2016.

MADRIGAL PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$57,379	$148,627
Marketable securities	426,339	42,900
Prepaid expenses and other current assets	1,483	485

Total current assets	485,201	192,012
Property and equipment, net	227	301

Total assets	$485,428	$192,313

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,487	$1,929
Accrued expenses	5,957	8,125

Total current liabilities	8,444	10,054

Total liabilities	8,444	10,054

Stockholders' equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at December 31, 2018 and December 31, 2017; 1,969,797 shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at December 31, 2018 and December 31, 2017; 15,409,023 and 14,227,634 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2	1
Additional paid-in-capital	616,573	288,750
Accumulated other comprehensive loss	(319)	(31)
Accumulated deficit	(139,272)	(106,461)

Total stockholders' equity	476,984	182,259

Total liabilities and stockholders' equity	$485,428	$192,313

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Total revenues	$—	$—	$—
Operating expenses:
Research and development	25,389	24,390	15,933
General and administrative	15,293	7,672	9,290

Total operating expenses	40,682	32,062	25,223

Loss from operations	(40,682)	(32,062)	(25,223)
Interest expense	—	—	(1,213)
Interest income	7,671	558	48
Other income	200	350	—

Net loss	$(32,811)	$(31,154)	$(26,388)

Net loss per common share:
Basic and diluted net loss per common share	$(2.22)	$(2.54)	$(5.07)
Basic and diluted weighted average number of common shares outstanding	14,796,712	12,244,939	5,204,644

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net Loss	$(32,811)	$(31,154)	$(26,388)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(288)	(56)	25

Comprehensive loss	$(33,099)	$(31,210)	$(26,363)

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share amounts)

	Preferred stock		Common stock			Accumulated other comprehensive income (loss)
					Additional paid-in Capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	176,158	$—	$6	$—	$(48,919)	$(48,913)
Related party debt restructuring	—	—	—	—	11,224	—	—	11,224
Conversion of convertible notes and related accrued interest to common stock	—	—	7,087,186	1	47,592	—	—	47,593
Retirement of restricted stock	—	—	(9,689)	—	—	—	—	—
Acquisition of Synta	—	—	4,029,138	—	38,236	—	—	38,236
Issuance of shares to financial advisors in connection with Merger	—	—	79,101	—	750	—	—	750
Issuance of restricted common shares	—	—	208,255	—	—	—	—	—
Issuance of common shares in equity offerings, net of transaction costs	—	—	381,717	—	5,954	—	—	5,954
Compensation expense related to stock options for services	—	—	—	—	7,929	—	—	7,929
Unrealized loss on marketable securities	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(26,388)	(26,388)

Balance at December 31, 2016	—	$—	11,951,866	$1	$111,691	$25	$(75,307)	$36,410
Issuance of common and preferred shares in equity offerings, net of transaction costs	1,969,797	—	2,275,768	—	173,805	—	—	173,805
Compensation expense related to stock options for services	—	—	—	—	3,254	—	—	3,254
Unrealized loss on marketable securities	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(31,154)	(31,154)

Balance at December 31, 2017	1,969,797	$—	14,227,634	$1	$288,750	$(31)	$(106,461)	$182,259
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	1,079,580	1	311,824	—	—	311,825
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	101,809	—	2,510	—	—	2,510
Compensation expense related to stock options for services	—	—	—	—	13,489	—	—	13,489
Unrealized loss on marketable securities	—	—	—	—	—	(288)	—	(288)
Net loss	—	—	—	—	—	—	(32,811)	(32,811)

Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(32,811)	$(31,154)	$(26,388)
Adjustments to reconcile net loss to net cash used in operating activities:
PIK interest expense on convertible promissory notes payable—related parties	—	—	1,207
Stock-based compensation expense	13,489	3,254	7,929
Other share based compensation	—	—	750
Depreciation and amortization expense	96	77	—
Changes in operating assets and liabilities:
Accounts receivable—related parties	—	—	7
Prepaid expenses and other current assets	(998)	502	1,290
Accounts payable	558	917	(128)
Accrued expense	(2,168)	4,087	(2,281)
Accrued interest, net of interest received on maturity of investments	(3,673)	—	—
Accrued interest—related party	—	—	6

Net cash used in operating activities	(25,507)	(22,317)	(17,608)

Cash flows from investing activities:
Cash received from merger transaction	—	—	5,849
Purchases of marketable securities	(614,358)	(70,211)	(10,697)
Sales and maturities of marketable securities	234,304	48,330	26,063
Purchases of property and equipment, net of disposals	(22)	(125)	(3)
Net proceeds from the sale of property, equipment and other assets	—	—	698
Release of restricted cash	—	—	83

Net cash provided by (used in) investing activities	(380,076)	(22,006)	21,993

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	311,825	173,805	5,954
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	2,510	—	—
Proceeds from convertible notes—related parties	—	—	8,500

Net cash provided by financing activities	314,335	173,805	14,454

Net increase (decrease) in cash and cash equivalents	(91,248)	129,482	18,839
Cash and cash equivalents at beginning of period	148,627	19,145	306

Cash and cash equivalents at end of period	$57,379	$148,627	$19,145

Supplemental disclosure of cash flow information:
Exchange of related party advances payable for convertible notes	—	—	500
Related party debt restructuring	—	—	13,680
Purchases of property and equipment in accounts payable at period end	—	250	—

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. Organization, Business and Basis of Presentation

Organization and Business

        Madrigal Pharmaceuticals, Inc. (the "Company" or "Madrigal") is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company's lead compound, MGL-3196, is being advanced for non-alcoholic steatohepatitis ("NASH"), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and indications in dyslipidemia, potentially including genetic dyslipidemias such as familial hypercholesterolemia ("FH"). The Company initiated a Phase 2 study of MGL-3196 in NASH in October 2016. In February 2017, the Company initiated a Phase 2 study of MGL-3196 in patients with Heterozygous Familial Hypercholesterolemia ("HeFH"). Both Phase 2 studies were fully enrolled in 2017, the HeFH study was completed in February 2018, and the NASH study was completed in May 2018.

        Madrigal was originally incorporated as a private company ("Private Madrigal") on August 19, 2011 and commenced operations in September 2011. On July 22, 2016, Private Madrigal completed a reverse merger (the "Merger") into Synta Pharmaceuticals Corp. ("Synta") (see Note 3). Upon the consummation of the Merger, the historical financial statements of Private Madrigal became the Company's historical financial statements. Accordingly, the historical financial statements of Private Madrigal are included in the comparative prior periods. The Company, or Madrigal, as used in the accompanying notes to the consolidated financial statements, refers to Private Madrigal prior to the completion of the Merger and Public Madrigal subsequent to the completion of the Merger.

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

        The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2018, 2017 and 2016, the Company determined it did not have any securities that were other-than-temporarily impaired.

        Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2018, 2017 and 2016, the Company did not have any realized gains or losses on marketable securities.

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

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

As of December 31, 2018 and 2017, the Company's financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the years ended December 31, 2018, 2017 and 2016, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2018 and 2017, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

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

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's statements of operations. Patent expenses were approximately $226 thousand, $176 thousand and $242 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense based on the grant date fair value of stock options granted to employees, officers and directors. The Company uses the Black-Scholes option pricing model to determine the grant date fair value as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, expected volatility and expected lives of the options. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options. Expected volatility is based upon an industry estimate. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

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

Basic and Diluted Loss Per Common Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2018, 2017 and 2016, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.

        The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	As of December 31,
	2018	2017	2016
Common stock options	1,132,618	976,777	784,011
Unvested restricted common stock	52,063	104,127	157,262
Preferred stock	1,969,797	1,969,797	—

Recent Accounting Pronouncements

        In June 2018, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" to simplify the accounting for share-based payment transactions with non-employees of the Company. The guidance within this accounting standard update generally requires that share-based payment transactions for acquiring goods or services from non-employees of the Company be accounted for under the same guidance and model as all other share-based payment transactions, including employees of the Company. For public business entities, ASU 2018-07 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt the guidance within this accounting standard update in the second quarter of 2018. There was no significant impact from the adoption.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," to provide clarity and reduce both diversity in practice, and cost and complexity when a change is made to the terms or conditions of a share-based payment award. For public business entities, ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The update should be applied prospectively to an award modified on or after the adoption date. There was no significant impact from the adoption.

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

        In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. There was no significant impact from the adoption.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Stock Based Compensation

        Following the consummation of the merger, the Company issued a combined 208,255 shares of restricted common stock and 557,386 stock options to purchase shares of common stock to the new Chief Executive Officer, Chief Medical Officer and Executive Vice President, Research and Development, and Chief Financial Officer and Senior Vice President.

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

        The Company has incurred losses since inception, including approximately $32.8 million for the year ended December 31, 2018, resulting in an accumulated deficit of approximately $139.3 million and $106.5 million as of December 31, 2018 and 2017, respectively. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt (see Note 6), the proceeds from the Merger on July 22, 2016 (see Note 3), and proceeds from sales of the Company's common and Series A Convertible Preferred Stock (see Note 8).

        The Company believes that its cash, cash equivalents and marketable securities at December 31, 2018 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date in which those concerns are relieved.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

5. Cash, Cash Equivalents and Marketable Securities

        A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2018, 2017 and 2016 is as follows (in thousands):

	December 31, 2018
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,004	$—	$—	$2,004
Money market funds (Level 1)	43,401	—	—	43,401
Corporate debt securities due within 3 months of date of purchase (Level 2)	11,974	—	—	11,974

Total cash and cash equivalents	57,379	—	—	57,379
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	426,658	14	(333)	426,339

Total cash, cash equivalents and marketable securities	$484,037	$14	$(333)	$483,718

	December 31, 2017
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,725	$—	$—	$2,725
Money market funds (Level 1)	145,902	—	—	145,902
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	148,627	—	—	148,627
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	42,931	—	(31)	42,900

Total cash, cash equivalents and marketable securities	$191,558	$—	$(31)	$191,527

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

        Effective April 13, 2016, in connection with execution of the Merger Agreement, the Notes were amended and restated, primarily to provide for mandatory conversion upon completion of the Merger. On that same date, the lenders collectively waived all accrued and unpaid interest under all of the convertible notes. The total accrued and waived interest amounted to $13.7 million. The lenders also agreed that no additional interest on these notes would be accrued through the date on which the Merger was consummated or terminated. Also on April 13, 2016, the Company reduced the convertible notes payable by the waived accrued interest less $2.5 million of accrued interest for the period April 14, 2016 through the maturity date of December 31, 2016, as required under Troubled Debt Restructuring accounting guidance. The net waived interest of $11.2 million was recorded as an increase in Additional Paid in Capital ("APIC") at the time of the amendment, as the notes were held by related parties. The remaining $2.5 million of accrued interest was recorded as an increase in APIC upon conversion at the Merger.

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

June 2018 Registered Offering of Common Stock

        In June 2018, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein (the "June 2018 Underwriters"), relating to an underwritten public offering (the "June 2018 Offering") of 1,079,580 shares of the Company's common stock, including 95,973 shares of the Company's common stock purchased by the June 2018 Underwriters pursuant to a 30-day option to purchase such additional shares granted therein, at a public offering price of $305.00 per share. The June 2018 Offering resulted in gross proceeds to the Company of approximately $329.3 million, and net proceeds to the Company of approximately $311.8 million, after deducting the June 2018 Underwriters' discount and other offering costs. The June 2018 Offering closed on June 11, 2018.

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

June 2017 Private Placement Offering and Series A Convertible Preferred Stock

        In June 2017, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement)" with a group of institutional accredited investors, who were existing, non-controlling stockholders of the Company, pursuant to which the Company sold securities to the Investors in a private placement transaction (the "June 2017 Offering"). Under the terms of the Purchase Agreement, the Company sold 328,300 shares of its common stock at a price of $15.23 per share, and 1,969,797 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $15.23 per share. The June 2017 Offering resulted in gross proceeds to the Company of approximately $35.0 million, and net proceeds to the Company of approximately $34.9 million. The June 2017 Offering closed on June 23, 2017.

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

        As of December 31, 2018, 597,256 shares have been sold under the October 2015 Sales Agreement for an aggregate of approximately $9.6 million in gross proceeds. Net proceeds to the Company were approximately $9.4 million after deducting commissions and other transactions costs. Of those shares sold, no shares were sold in 2018 and 215,539 shares were sold in 2017 for an aggregate of approximately $3.5 million in gross proceeds, and $3.4 million in net proceeds. Approximately $90.4 million remained reserved under the Company's shelf registration statement and the applicable prospectus supplement for possible future issuance under the October 2015 Sales Agreement.

9. Stock-based Compensation

        In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Compensation (Continued)

which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are cancelled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that incentive stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of December 31, 2018, the Company had options outstanding to purchase 1,132,618 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of December 31, 2018, 1,200,845 shares were available for future issuance.

        The following table summarizes stock option activity during the twelve months ended December 31, 2018:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2018	976,777	$11.97
Options granted	266,400	174.13
Options exercised	(101,809)	20.95
Options cancelled	(8,750)	113.81

Outstanding at December 31, 2018	1,132,618	$48.52	8.01	$89,086

Exercisable at December 31, 2018	623,657	$12.31	7.59	$63,221

        The total cash received by the Company as a result of stock option exercises was $2.1 million in the year ended December 31, 2018 and $0.0 in each of the years ended December 31, 2017 and 2016. The total intrinsic value of options exercised was $18.8 million in the year ended December 31, 2018. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2018, 2017 and 2016 was $137.49, $13.30 and $7.50, respectively.

Restricted Common Stock

        The Company's share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stock-based Compensation (Continued)

        The following table summarizes unvested restricted share activity during the year ended December 31, 2018:

	Shares	Weighted average exercise price
Outstanding at January 1, 2018	104,127	$9.45
Vested	(52,064)	9.45

Outstanding at December 31, 2018	52,063	$9.45

Stock-Based Compensation Expense

        Stock-based compensation expense during the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock-based compensation expense by type of award:
Stock options	$12,997	$2,662	$1,782
Restricted stock	492	592	736
Change in control bonus plan (see note 3)	—	—	5,411

Total stock-based compensation expense	$13,489	$3,254	$7,929

Effect of stock-based compensation expense by line item:
Research and development	$3,707	$883	$5,387
General and administrative	9,782	2,371	2,542

Total stock-based compensation expense included in net loss	$13,489	$3,254	$7,929

        Unrecognized stock-based compensation expense as of December 31, 2018 was as follows (in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$23,646	2.40
Restricted stock	272	0.55

Total	$23,918	2.38

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

10. Related Party Transactions

Related Party Financing

        For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $0.0, $0.0 and $1.2 million, respectively of interest expense to related party lenders which was subsequently waived (see Note 6). This debt was converted to equity at the time of the Merger.

Consulting Agreement

        The Company had a consulting agreement with its former Chief Executive Officer ("CEO"), who is also a stockholder of the Company. The consulting agreement automatically renewed monthly unless terminated. The consulting agreement could be terminated upon fifteen (15) day notice by the Company or the CEO. The consultant was paid $0 for the years ended December 31, 2018 and 2017, respectively, and $93 thousand for the year ended December 31, 2016. On July 22, 2016, this consulting agreement was replaced by an employment agreement for the position of Chief Medical Officer ("CMO") upon the completion of the Merger (see Note 3).

11. Commitments and Contingencies

        The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche ("Roche") which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

        The agreement requires future milestone payments to Roche, the remainder of which total $10 million and are earned by the commencement of Phase 3 clinical trials as well as future regulatory approval in the United States and Europe of a product developed from MGL-3916. A single-digit royalty payment range is based on net sales of products developed from MGL-3196, subject to certain reductions. In October 2016 the Company commenced a Phase 2 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and has no Licensed Product sales for the years ended December 31, 2018, 2017 and 2016.

        During 2018, the Company has entered into several customary contractual arrangements and letters of intent in preparation for and in support of the Phase 2 and 3 clinical trials.

12. Income Taxes

        At December 31, 2018, the Company had federal net operating loss ("NOL") carryforwards of approximately $54.6 million and state operating loss carryforwards of approximately $43.3 million, available to reduce future taxable income, which expire between 2031 and 2037. The Company has unused federal research and development carryforwards of approximately $3.3 million which will begin to expire in 2031.

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

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As there is no assurance of future taxable income, a full valuation allowance has been established to offset the deferred tax assets. The valuation allowance increased $17.5 million for the year ended December 31, 2018. Changes in the deferred tax asset will be recorded as an income tax benefit or expense on the accompanying consolidated statements of operations.

        Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2018 there were no uncertain positions. The 2012 through 2017 tax returns are open to review by the IRS and state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2018.

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Deferred Tax Liabilities
Stock Compensation	$—	$—	$270
Unrealized Gains on Investments	—	—	13

Total Deferred Tax Liabilities	$—	$—	$283

Deferred Tax Assets
Charitable Contributions	$13	$4	$4
Accrued Expenses	498	421	—
Intangibles	477	579	997
Stock Compensation	4,395	605	—
Property, Plant & Equipment	9	—	—
Unrealized Loss on Investment	92	9	—
Net Operating Losses	14,851	9,229	12,749
Capitalized R&D	15,108	8,671	4,226
R&D Credit	3,505	1,901	846

Total deferred tax assets before valuation allowance	38,948	21,419	18,822
Valuation Allowance	(38,948)	(21,419)	(18,539)

Total deferred tax assets	—	—	283

Net deferred tax assets	$—	$—	$—

        Differences between the effective income tax rate and the US statutory rate were as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Tax benefit at U.S. federal statutory rate	(6,890)	$(10,592)	$(8,972)
Non-deductible interest expenses	—	—	410
Stock based compensation	(3,415)	138	407
Transaction Costs	—	—	256
Effect of tax reform, change in federal tax rate	—	9,260	—
Other Nondeductible Expenses	—	1	1
State income taxes benefit before valuation allowance, net of federal benefit	(5,460)	(704)	(1,491)
Increase in domestic valuation allowance	17,529	2,880	9,750
Research and development credit	(1,604)	(825)	(390)
Other adjustments	(160)	(158)	29

Income tax expense (benefit)	$—	$—	$—

MADRIGAL PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

13. Quarterly Financial Data (unaudited)

        The following tables present a summary of quarterly results of operations for 2018 and 2017 (in thousands, except shares and per share data):

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,198	5,109	6,211	8,871
General and administrative	1,871	2,717	5,122	5,583

Total operating expenses	7,069	7,826	11,333	14,454

Loss from operations	(7,069)	(7,826)	(11,333)	(14,454)
Interest expense	—	—	—	—
Interest income	705	1,166	2,821	2,979
Other income	—	200	—	—

Net loss	$(6,364)	$(6,460)	$(8,512)	$(11,475)

Net loss per common share:
Basic and diluted net loss per common share	$(0.45)	$(0.45)	$(0.56)	$(0.75)
Basic and diluted weighted average number of common shares outstanding	14,127,868	14,383,720	15,307,872	15,348,358

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	4,380	6,816	6,682	6,512
General and administrative	1,695	1,623	1,955	2,399

Total operating expenses	6,075	8,439	8,637	8,911

Loss from operations	(6,075)	(8,439)	(8,637)	(8,911)
Interest expense	—	—	—	—
Interest income	76	92	174	216
Other income	—	—	100	250

Net loss	$(5,999)	$(8,347)	$(8,363)	$(8,445)

Net loss per common share:
Basic and diluted net loss per common share	$(0.50)	$(0.69)	$(0.68)	$(0.67)
Basic and diluted weighted average number of common shares outstanding	11,955,739	12,039,005	12,378,622	12,597,864