Form 10-K/A
period 2018-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2019-04-30
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-33277

MADRIGAL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3508648 (I.R.S. Employer Identification No.)

Four Tower Bridge 200 Barr Harbor Drive, Suite 200 West Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (Zip Code)

Registrant’s telephone number, including area code: (267) 824-2827

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $2,320,321,944.81. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2019 the registrant had 15,417,064 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 27, 2019, Madrigal Pharmaceuticals, Inc. (the “Company” and “we,” “our” and “us”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III,
Items 10 through 15 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K. The Company is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2018.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect financial reporting events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original
Form 10-K was filed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 29, 2019:

Name	Age	Position
Paul A. Friedman, M.D.	76	Chairman of the Board and Chief Executive Officer
Rebecca Taub, M.D.	67	Chief Medical Officer, Executive Vice President, Research & Development
Marc R. Schneebaum	65	Senior Vice President, Chief Financial Officer
Brian J. Lynch	57	Senior Vice President and General Counsel

Paul A. Friedman, M.D. Dr. Friedman’s biographical information is set forth below under “The Board of Directors.”

Rebecca Taub, M.D. Dr. Taub’s biographical information is set forth below under “The Board of Directors.”

Marc R. Schneebaum joined us as our Senior Vice President and Chief Financial Officer in July 2016. Mr. Schneebaum served as the Senior Vice President and Chief Financial Officer of Synta Pharmaceuticals Corp. from December 2014 through July 2016. Mr. Schneebaum has over 25 years of experience in the biotechnology and healthcare sector. Prior to joining Synta, Mr. Schneebaum served as a consultant in the healthcare industry. From 2011 to 2013, Mr. Schneebaum served as President, Chief Executive Officer and a director of Predictive BioSciences, Inc., a commercial stage cancer diagnostics company. From 1997 to 2010, he served as President, Chief Executive Officer, and a director of Sensors for Medicine and Science, Inc., an emerging medical technology company. From 1991 to 1997, he served as Senior Vice President, Finance, Business Development and Administration, and Chief Financial Officer of Genetic Therapy, Inc., a biotechnology company (acquired by Sandoz/Novartis). From 1987 to 1991, Mr. Schneebaum was a Vice President at Alex. Brown & Sons Incorporated, a leading investment banking firm, where he participated in a variety of finance and strategic assignments. Mr. Schneebaum began his career in the accounting and auditing group at KPMG LLP, advancing to Senior Manager in the management consulting group. Mr. Schneebaum served as a director of GenVec, Inc., a publicly-held biopharmaceutical company acquired by Intrexon Corporation, from 2007 to 2017. Mr. Schneebaum earned his B.S. in Business Administration, Accounting from the University of Maryland.

Brian J. Lynch has served as our Senior Vice President and General Counsel since February of 2019. Brian has over 32 years of legal experience, substantially all of which has been spent in private practice with leading law firms headquartered in Philadelphia, Washington, DC and Silicon Valley; a significant portion of his private practice experience was focused on serving life sciences companies. For the five-year period prior to becoming our Senior Vice President and General Counsel, Mr. Lynch served as our Consulting General Counsel (from July of 2018 through January of 2019) and was a Partner at Drinker Biddle & Reath, or DBR, where he began advising the Madrigal team in 2014. Prior to joining DBR, Brian was a Partner at Hogan Lovells, Cooley and Morgan, Lewis & Bockius.

The Board of Directors

Our restated certificate of incorporation and restated bylaws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each Annual Meeting of Stockholders to serve for a three-year term. Our Board of Directors, which consists of seven members, is classified into three classes as follows:

•	the Class I directors are Paul A. Friedman, M.D. and Kenneth M. Bate, and their terms will expire at the Annual Meeting of Stockholders to be held in 2020;

•	the Class II directors are Rebecca Taub, M.D. and Fred B. Craves, Ph.D., and their terms will expire at the Annual Meeting of Stockholders to be held in 2021; and

•

the Class III directors are Keith R. Gollust, David Milligan, Ph.D. and Richard S. Levy, M.D., and their terms are scheduled to expire at the at the forthcoming Annual Meeting of Stockholders to be held in 2019.

Set forth below are the names of our directors, their ages, their offices in the company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information is also set forth below about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director.

Name	Age	Position
Kenneth M. Bate (1)(2)	68	Class I Director
Fred B. Craves, Ph.D. (2)(3)	73	Lead Director and Class II Director
Paul A. Friedman, M.D.	76	Chairman of the Board of Directors, Chief Executive Officer and Class I Director
Keith R. Gollust (1)(3)	73	Class III Director
Richard S. Levy, M.D. (2)(3)	61	Class III Director
David Milligan, Ph.D. (1)(2)	78	Class III Director
Rebecca Taub, M.D.	67	Chief Medical Officer, Executive Vice President, Research & Development and Class II Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Governance Committee.

In addition to the information presented below regarding each of our director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board of Directors.

Kenneth M. Bate has served on our Board of Directors since July 2016. Mr. Bate currently works as an independent consultant. Previously, Mr. Bate was the President and Chief Executive Officer of Archemix Corp., a privately-held biopharmaceutical company, a position he held from April 2009 through December 2011. From 2006 to April 2009, he served in various positions at NitroMed, Inc., a publicly-held pharmaceutical company, most recently as President and Chief Executive Officer. From 2002 to 2005, Mr. Bate served as head of commercial Operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Millennium Pharmaceuticals, Mr. Bate co-founded JSB Partners, LLC, a banking and advisory services firm for biopharmaceutical and life sciences companies. From 1990 to 1996, Mr. Bate was employed with Biogen, Inc., a publicly-held biotechnology company, first as its Chief Financial Officer and then as head of the commercial organization responsible for launching its multiple sclerosis business. Mr. Bate currently serves as chairman of the board of directors of the following publicly-held biopharmaceutical companies: AVEO Pharmaceuticals, Inc., Genocea Biosciences, Inc. and Catabasis Pharmaceuticals, Inc. In addition, Mr. Bate currently serves on the board of directors of Epizyme, Inc., a publicly-held biopharmaceutical company. During the last five years, Mr. Bate also served as chairman of the board of directors of Cubist Pharmaceuticals, Inc. and as a director of BioMarin Pharmaceuticals, Inc. and Vanda Pharmaceuticals Inc., each a publicly-held biopharmaceutical company. Mr. Bate holds a B.A. in Chemistry from Williams College and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Bate’s qualifications to serve on our board of directors include his operating, finance, commercial, transactional and senior management experience in the industry, such as his experience as chief executive officer of Archemix and NitroMed, as head of commercial operations and chief financial officer at Millennium Pharmaceuticals, and as chief financial officer and vice president of sales and marketing at Biogen, as well as his experience serving on the board of directors of other public companies in the life sciences industry.

Fred B. Craves, Ph.D., has served as the lead director on our Board of Directors since July 2016. Dr. Craves co-founded and served as Chairman of the Board of Madrigal Pharmaceuticals, Inc., a privately-held biopharmaceutical company, or Private Madrigal, from its inception in September 2011 through the merger, or the Merger, of Private Madrigal with Synta Pharmaceuticals Corp., a publicly-held biotechnology company, or Synta, in July 2016. Dr. Craves is a Managing Director and co-founder of Bay City Capital. In the course of his career, Dr. Craves has founded and managed several biotechnology companies. Dr. Craves previously served on the boards of directors of several privately-held and publicly-held companies. Dr. Craves currently serves as a member of the board of directors of Dermira, Inc., a publicly-held biopharmaceutical company, where he is the lead director, and as a member of the boards of directors of Reset Therapeutics, Inc., Imidomics, Inc., KBP Pharmaceuticals, Inc. and Twist Bioscience, Inc., each a privately-held life science company. Dr. Craves earned a B.S. degree in biology from Georgetown University, an M.S. in biochemical pharmacology from Wayne State University and a Ph.D. in pharmacology and experimental toxicology from the University of California, San Francisco. We believe that Dr. Craves is qualified to serve on our board of directors due to his extensive experience with founding, managing and serving on the boards of directors of life sciences companies, both public and private, and his extensive knowledge of the life sciences industry.

Paul A. Friedman, M.D., has served as Chairman of our Board of Directors and Chief Executive Officer since July 2016. Dr. Friedman served as a member of Synta’s board of directors from March 2014 until April 2016. Dr. Friedman served as the Chief Executive Officer and a director of Incyte Corporation, a publicly-held biopharmaceutical company, or Incyte, from November 2001 until his retirement in January 2014. From 1994 to 1998, Dr. Friedman served as President of Research & Development for the DuPont-Merck Pharmaceutical Company; and from 1998 to 2001 as President of DuPont Pharmaceuticals Research Laboratories, a wholly-owned subsidiary of the DuPont Company. From 1991 to 1994, he served as Senior Vice President at Merck Research Laboratories. Prior to his tenures at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a diplomat of the American Board of Internal Medicine and a member of the American Society of Clinical Investigation. Dr. Friedman currently serves on the board of directors of the following publicly-held biopharmaceutical companies: Alexion

Pharmaceuticals, Inc. and Incyte. He previously served on the board of directors of the following publicly-held pharmaceutical companies: Auxilium Pharmaceuticals Inc.; Durata Therapeutics, Inc.; Cerulean Pharma Inc. (now Daré Bioscience, Inc.); and Verastem, Inc. Dr. Friedman received his A.B. in Biology from Princeton University and his M.D. from Harvard Medical School. We believe that Dr. Friedman is qualified to serve as Chief Executive Officer and as Chairman of our board of directors due to his research and development and management experience and his experience as an executive officer and director of life sciences companies. Dr. Friedman and Dr. Taub, our Chief Medical Officer, Executive Vice President, Research & Development, and a director, are married.

Keith R. Gollust has served on our Board of Directors since July 2016. Mr. Gollust served on the board of directors of Synta from July 2002 through the Merger in July 2016 and as Chairman of the Synta board of directors from September 2002 through the Merger in July 2016. Mr. Gollust is a private investor and President of Gollust Management, Inc., the general partner of Wyandanch Partners, an investment partnership. In the past, Mr. Gollust has served as a director of numerous public and private companies. He is a member of the Board of Trustees of the Julliard School. Mr. Gollust received a B.A. from Princeton University and an M.S.I.A. from Carnegie Mellon University. We believe that Mr. Gollust is qualified to serve as a member of our board of directors due to his experience as managing general partner of various investment partnerships which have given him the responsibility for investing over $1 billion as a fiduciary.

Richard S. Levy, M.D. has been a member of our Board of Directors since August 2016. Dr. Levy also serves on the board of directors of Aquinox Pharmaceuticals, Inc., Kodiak Sciences Inc., and Kiniksa Pharmaceuticals, Ltd., each a publicly-held pharmaceutical company. Previously, from December 2016 to May 2019, Dr. Levy was a part-time Senior Advisor for Baker Bros. Advisors, L.P., a firm that primarily manages long-term investment funds focused on publicly traded life sciences companies. Dr. Levy served as Executive Vice President and Chief Drug Development Officer at Incyte from January 2009 until his retirement in April 2016, and as Senior Vice President of Drug Development at Incyte from August 2003 to January 2009. Prior to joining Incyte, Dr. Levy served as Vice President, Biologic Therapies, at Celgene Corporation, a publicly-held biopharmaceutical company, from 2002 to 2003. From 1997 to 2002, Dr. Levy served in various executive positions with DuPont Pharmaceuticals Company, first as Vice President, Regulatory Affairs and Pharmacovigilence, and thereafter as Vice President, Medical and Commercial Strategy. Dr. Levy served at Novartis, and its predecessor company Sandoz, from 1991 to 1997 in positions of increasing responsibility in clinical research and regulatory affairs. Dr. Levy has more than 25 years’ experience in the pharmaceutical and biotechnology industries through his prior positions at Incyte, Celgene, DuPont Pharmaceuticals and Novartis, has extensive clinical research, regulatory and product development skills and has worked in multiple therapeutic areas. Prior to joining the pharmaceutical industry, Dr. Levy served as an Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University, his M.D. from the University of Pennsylvania School of Medicine, and completed his training in Internal Medicine at the Hospital of the University of Pennsylvania and a fellowship in Gastroenterology and Hepatology at UCLA. We believe that Dr. Levy is qualified to serve on our board of directors due to his extensive and diverse experience in the pharmaceutical and biotechnology industries.

David Milligan, Ph.D. has been a member of our Board of Directors since July 2016. Dr. Milligan currently works as an independent consultant. Previously, Dr. Milligan was a partner at Bay City Capital, LLC, a life sciences investment firm, a position he held from 1997 through 2013. From 1979 to 1996, Dr. Milligan served as Senior Vice President and Chief Scientific Officer at Abbott Laboratories, a publicly-held life sciences company. Dr. Milligan currently serves as a director of Inspirotech and Xoult, both privately-held life sciences companies. During the past five years, Dr. Milligan has served as a director of Caliper Life Sciences, a publicly-held pharmaceutical and biotechnology company that was acquired by PerkinElmer Company, and served as a director of WebLOQ, Inc. a privately-held information technology security company. Dr. Milligan also served as Chairman and a director at Vicuron Pharmaceuticals, Inc., a privately-held biopharmaceutical company acquired by Pfizer, from 1997 to 2005, as a director of Reliant Pharmaceuticals, Inc., a privately-held pharmaceutical company acquired by GlaxoSmithKline, from 1999 to 2007, as a director of Pathway Diagnostics Corporation, a privately-held diagnostics company acquired by Quest Diagnostics, Inc., from 2002 to 2008, as a director of ICOS Corporation, a publicly-held pharmaceutical company acquired by Eli Lilly, from

1995 to 2007, and as a director of Maxia Pharmaceuticals, Inc., a privately-held pharmaceutical company acquired by Incyte Corporation, from 1999 to 2003. Dr. Milligan received an A.B. in Chemistry from Princeton University and an M.S. and Ph.D. in Organic Chemistry from the University of Illinois. We believe that Dr. Milligan’s qualifications to serve on our board of directors include his operating, finance, commercial, transactional and senior management experience in the life sciences industry, as well as his experience serving on the boards of directors of publicly- and privately-held companies in the life sciences industry.

Rebecca Taub, M.D., has been a member of our Board of Directors and has served as our Chief Medical Officer, Executive Vice President, Research & Development since July 2016. Dr. Taub served on the board of directors of Private Madrigal and as Chief Executive Officer of Private Madrigal from its inception in September 2011 through the Merger in July 2016. Prior to joining Private Madrigal, Dr. Taub served as Senior Vice President, Research and Development of VIA Pharmaceuticals from 2008 to 2011 and as Vice President, Research, Metabolic Diseases at Hoffmann-La Roche from 2004 to 2008. In those positions, Dr. Taub oversaw clinical development and drug discovery programs in cardiovascular and metabolic diseases including the conduct of a series of Phase I and II proof of conduct clinical trials. Dr. Taub led drug discovery including target identification, lead optimization and advancement of preclinical candidates into clinical development. From 2000 through 2003, Dr. Taub worked at Bristol-Myers Squibb Co. and DuPont Pharmaceutical Company, in a variety of positions, including Executive Director of CNS and metabolic diseases research. Before becoming a pharmaceutical executive, Dr. Taub was a tenured Professor of Genetics and Medicine at the University of Pennsylvania, and remains an adjunct professor. Dr. Taub is the author of more than 120 research articles. Before joining the faculty of the University of Pennsylvania, Dr. Taub served as an Assistant Professor at the Joslin Diabetes Center of Harvard Medical School, Harvard University and an associate investigator with the Howard Hughes Medical Institute. Dr. Taub received her M.D. from Yale University School of Medicine and B.A. from Yale College. We believe that Dr. Taub is qualified to serve as Chief Medical Officer, Executive Vice President, Research and Development and a member of our board of directors due to her extensive experience as a pharmaceutical executive heading up major development programs in non-alcoholic steatohepatitis, or NASH. Dr. Taub and Dr. Friedman, our Chief Executive Officer and Chairman of the Board of Directors, are married.

Information about the Audit Committee

Our Audit Committee is composed of Messrs. Bate (chairman) and Gollust and Dr. Milligan. Our Audit Committee held four meetings during 2018. Our Board of Directors has determined that each member of the Audit Committee is independent under SEC rules and the applicable listing standards of NASDAQ, as such rules and standards apply specifically to members of audit committees. Our Board of Directors has determined that Mr. Bate is an “audit committee financial expert,” as the SEC has defined that term, and has the requisite financial sophistication in accordance with applicable NASDAQ listing standards. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to:

•	approve and retain the independent auditors to conduct the annual audit of our consolidated financial statements;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditor’s audit and non-audit services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	oversee internal audit functions, if any; and

•	prepare the report of the Audit Committee that the rules of the SEC require to be included in our Annual Meeting proxy statement.

A copy of the Audit Committee’s written charter is publicly available through the “Investors—Corporate Governance” section of our website at www.madrigalpharma.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The members of our Board of Directors, our executive officers, and persons who beneficially own more than ten percent of our outstanding common stock are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require them to file reports with respect to their beneficial ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16 reports which we received from such persons for their 2018 year transactions in our common stock and their common stock holdings, and (ii) written representation that no other reports were required, we believe that all reporting requirements under Section 16 for such year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

CODE OF CONDUCT AND ETHICS

We have adopted a code of conduct and ethics that applies to all of our directors and employees, including our chief executive officer and chief financial and accounting officer. The text of the code of conduct and ethics is posted on the “Investors—Corporate Governance” section of our website at www.madrigalpharma.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of NASDAQ.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis, or CD&A, explains the policies and objectives underlying our executive compensation program as it relates to the following “named executive officers” whose compensation information is presented in the tables following this discussion under “Executive Officer and Director Compensation” in accordance with SEC rules:

Name	Position
Paul A. Friedman, M.D.	Chief Executive Officer
Rebecca Taub, M.D.	Chief Medical Officer, Executive Vice President, Research & Development
Marc R. Schneebaum	Senior Vice President, Chief Financial Officer

Recent Business Developments

•

We successfully completed a Phase 2 clinical trial in NASH in 2018. In this clinical trial, MGL-3196 (resmetirom) demonstrated statistical significance in the primary endpoint (p<0.0001), the relative reduction of liver fat compared with baseline on magnetic resonance imaging-estimated proton density fat fraction, or MRI-PDFF, at 12-weeks which we reported in December 2017, and statistically significant results in multiple 36-week endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy, which we reported in May 2018.

•

In February 2018, we announced top-line results from our Phase 2 clinical trial for MGL-3196 (resmetirom) in heterozygous familial hypercholesterolemia, or HeFH. In this trial, patients treated with MGL-3196 achieved highly significant (p< 0.0001) LDL-C lowering (placebo corrected) of 18.8%, and 21% LDL-C lowering (placebo corrected) in those patients receiving an optimal dose of MGL-3196. LDL-C lowering (placebo corrected) was 28.5% in patients treated with MGL-3196 in a prespecified group of patients who did not tolerate high intensity statin doses. Highly significant (p<0.0001) and numerically similar results were observed with apolipoprotein B. Highly significant (p<0.0001) triglyceride (25-31%), apolipoprotein CIII, and lipoprotein(a) lowering (25-40%) were observed in all patients treated with MGL-3196 and certain prespecified subgroups, irrespective of statin treatment.

•

In June of 2018, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein, relating to an underwritten public offering of shares of our common stock at a public offering price of $305.00 per share. This offering resulted in net proceeds to us of approximately $311.8 million, after deducting the underwriters’ discount and other estimated offering expenses payable by us.

•

On March 28, 2019, we initiated our double-blind, placebo-controlled Phase 3 trial in NASH for MGL-3196 (resmetirom), which will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart H-accelerated approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy.

2018 Executive Compensation Highlights

As discussed in this CD&A, the Compensation Committee strives to create a positive relationship between our compensation program and our operational performance and stockholder return. The Compensation Committee established our 2018 compensation program and the associated corporate goals in accordance with this philosophy based on our business plans and objectives. Our compensation practices keep the best interests of our stockholders in mind. Below is a summary of the best practices that we have implemented:

•

In order to assure that the compensation programs for our executive officers remain competitive with peer companies, accomplish our pay-for-performance objectives, and create rewards for the realization of our long-term strategic objectives, the Compensation Committee works with Compensia, to obtain the advice and market data needed to structure compensation programs consistent with these goals.

•	The Compensation Committee approved a modest increase in base salaries for our executive officers in 2018.

•

The Compensation Committee implemented a cash bonus program in 2018 to provide our executive officers with a direct financial incentive in the form of a cash bonus award tied to our achievement of pre-established clinical, research and development, business and corporate development, and financial objectives for the 2018 year. The performance goals had to be attained at a minimum threshold of 75% in order for a bonus to be paid.

•

We do not offer a defined benefit pension plan, deferred compensation plan or supplemental executive retirement plan. Instead, in 2018 we relied on equity compensation exclusively in the form of stock options in order to attract and retain key employees, align the interests of our executive officers with those of our stockholders and to provide our executive officers and other employees with the opportunity to accumulate retirement income.

•	The Compensation Committee annually assesses whether our compensation programs have potential risks that are reasonably likely to have a material adverse effect on the Company.

•	We do not offer any significant perquisites or personal benefits to our executive officers.

Overview of Our Executive Compensation Program

Corporate Governance and the Role of the Compensation Committee

The Compensation Committee assists the Board of Directors in fulfilling its fiduciary responsibilities with respect to the oversight of our compensation plans, policies and programs, especially those regarding executive compensation and employee benefits. The Compensation Committee’s responsibilities include reviewing and establishing the compensation arrangements for management, including the compensation for our Chief Executive Officer, and establishing and reviewing general compensation policies with the objective to attract and retain industry-leading talent, to reward individual performance and to achieve our financial goals.

Objectives of the Company’s Compensation Program

We are focused on developing and commercializing innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. To achieve this objective, we have recruited executives with significant industry or scientific experience, including in the areas of commercialization, development and research. The biotechnology industry is very competitive and our success depends upon our ability to attract and retain qualified executives through competitive compensation packages. The Compensation Committee administers the compensation programs for our executive officers with this competitive environment in mind. The Compensation Committee believes our compensation program must balance (1) long-term incentives that create rewards for the realization of our long-term strategic objectives and (2) near-term compensation that rewards our executives for the achievement of annual goals. We believe this approach motivates the attainment of our long-term objectives and aligns the interests of our executives with those of our stockholders. At the same time, our compensation programs have to be designed to serve as an important retention tool.

To this end, the primary objectives of our compensation program are to:

•

Enable us to attract and retain highly qualified executives with extensive industry or scientific experience by providing a competitive compensation package that includes long-term incentives that provide significant retentive value;

•	Reward our executives for our success in achieving significant operational goals; and

•	Align the interests of our executives with those of our stockholders.

Executive Compensation Determination Procedures and Policies

The Compensation Committee reviews executive compensation annually. As part of this process, our Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation levels for individual executives other than himself. The Compensation Committee reviews this information and adjusts or approves the recommendations as appropriate. In making its determination for each named executive officer, the Compensation Committee considers our performance against established performance objectives and market data regarding executive compensation at comparable companies. In the case of our Chief Executive Officer, the Compensation Committee evaluates his performance against our established performance objectives and market data regarding executive compensation at comparable companies.

In October 2016, the Compensation Committee initially retained the services of Compensia to review all aspects of our executive compensation. Since then we have continued to work with Compensia, which assists the Compensation Committee in defining the appropriate peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group. The Compensation Committee uses the information obtained from Compensia primarily for evaluating our executive compensation practices, including measuring the competitiveness of our practices. The Compensation Committee also uses information obtained from Compensia to review our cash bonus policy, equity awards, and base salary benchmarks across all levels of the Company. The Compensation Committee determined that Compensia was independent pursuant to SEC rules and the corporate governance rules of NASDAQ and concluded that no conflict of interest exists that would prevent Compensia from independently representing the Compensation Committee.

Comparative Analysis

For purposes of measuring the competitive positioning of our compensation packages, peer companies are generally selected by the Compensation Committee with input from Compensia, primarily using the following criteria: (i) publicly-held pre-commercial U.S. biotechnology companies, and (ii) companies that fall within a specific market capitalization range relative to our market capitalization at the time of the peer evaluation. Because the biotechnology industry is a dynamic industry, the comparator group used by the Compensation Committee to measure the competitive positioning of our compensation packages is periodically updated to ensure that companies continue to meet the established criteria. During the 2018 year, adjustments to the peer group were made for a number of factors including the substantial increase in our market capitalization, which occurred subsequent to the 2017 determination of our peer group.

The selected comparable companies for purposes of measuring the competitive positioning of the base salary, cash incentive bonus and equity compensation elements of the compensation packages in 2018 were as follows:

Akcea Therapeutics	Global Blood Therapeutics	Loxo Oncology
bluebird bio	Immunomedics	MyoKardia
Blueprint Medicines	Insmed	Reata Pharmaceuticals
Epizyme	Intra-Cellular Therapies	REGENXBIO
FibroGen	Iovance Biotherapeutics	Sage Therapeutics
G1 Therapeutics	Karyopharm Therapeutics	Sangamo Therapeutics

Direct Compensation Components

The components of our direct compensation package are as follows:

Element	Fixed or Variable	Compensation Objective
Base Salary	Fixed	To attract and retain executives by offering fixed compensation that is competitive with market opportunities and that recognizes each executive’s position, role, responsibility and experience.

Annual Cash Incentive Bonus	Variable	To motivate and reward the achievement of annual individual performance objectives and corporate goals.

Equity Awards	Variable	To align our executives’ interests with the interests of stockholders and to promote the long-term retention of our executives and all employees through equity-based compensation in the form of stock options and/or restricted stock.

Base Salary

Our Compensation Committee reviews base salaries for our named executive officers on an annual basis as part of our compensation program and may increase such base salaries for merit reasons, based on the executive officer’s success in meeting or exceeding individual performance objectives established by our Compensation Committee, with input from our Board of Directors and senior management team, and an assessment of whether significant corporate goals established by our Compensation Committee, with input from our Board of Directors and management team, were achieved. Additionally, our Compensation Committee may adjust base salaries as warranted throughout the year for changes in the scope or breadth of an executive officer’s role or responsibilities. Our Compensation Committee will also evaluate an executive officer’s base salary together with other components of the executive officer’s compensation to ensure that the executive officer’s total compensation is in line with our overall compensation philosophy. Our Compensation Committee will also realign base salaries with market levels for the same positions if our Compensation Committee, with input from Compensia, identifies significant market changes in its data analysis or a change is needed to align our pay practices so we can attract and retain top talent necessary to advance our strategic and operational goals.

In January 2018, our Compensation Committee assessed the annual base salaries of our named executive officers, with input from senior management and Compensia and competitive data from the peer group, and elected to modestly increase the annual base salaries for each of our named executive officers in 2018 relative to 2017 levels.

Set forth below is a table describing the base salaries for all of our named executive officers for the year ending December 31, 2018.

Name	2018 Base Salary (1)	2017 Base Salary	Percent Increase
Paul A. Friedman, M.D.	$420,000	$400,000	5%
Rebecca Taub, M.D.	$389,000	$370,000	5%
Marc R. Schneebaum	$383,000	$365,000	5%

(1)	Effective March 1, 2018.

Annual Cash Incentive Bonus

In addition to base salaries, our named executive officers are eligible to receive annual cash incentive bonuses. The annual cash incentive bonus each named executive officer is eligible to receive is based on the individual’s target bonus, as a percentage of base salary, and an assessment of individual performance and achievement of pre-established objectives, including research and development, financial, and corporate development goals for the 2018 year. The Compensation Committee determined the size of potential cash bonuses by reference to target bonus amounts, based on market data from the peer group and the terms of each named executive officer’s employment agreement. The specified percentages are intended to make our total cash compensation competitive when compared to the peer companies. It is also designed to allocate a significant portion of each executive’s cash compensation opportunity to be contingent on goal achievement and create a significant performance-based component of each executive’s total compensation. Our annual cash incentive bonuses are disclosed in the Summary Compensation Table in this proxy statement under the column “Non-Equity Incentive Plan Compensation.”

For 2018, the target cash bonus for our named executive officers was as follows: Dr. Friedman, 50% of base salary; Dr. Taub, 40% of base salary; and Mr. Schneebaum, 40% of base salary. For 2018, the Compensation Committee assigned points to each objective based on its determination, with input from our senior management team, of the value of the objective in light of our overall corporate goals and objectives for 2018. The Compensation Committee also assigned bonus points for certain ancillary performance objectives within each primary group of performance objectives. If we achieved a performance objective at the target level, 100% of the available points for such objective would be assigned. If we achieved a performance objective above the target level, up to 150% of the available points for such objective would be assigned. If we achieved a performance objective at less than 75% of the target level, zero points for such objective would be assigned.

The performance objectives and total points possible at target (including 55 bonus points) for 2018 may be summarized as follows:

2018 Corporate Performance Objectives	Total Base and Bonus Points
Research and Development Objectives

Clinical Objectives

• Achieve week 36 Endpoints (relative to placebo) in Phase 2 clinical trial of MGL-3916 in NASH	27.5
• Statistically significant reductions compared to placebo in three out of four Biomarkers.	5
• Significant reduction compared to placebo in 2 of 3 liver enzymes and at least one fibrosis biomarker.	5
• Hold end of Phase 2 Meeting for NASH Program with regulatory agencies.	12.5
Other Research and Development Objectives

• Manufacture of drug product for Phase 3 clinical trials	10
• Deliver data from toxicology studies of MGL-3196 and metabolite	5
• Advance and develop Dyslipidemia program	5
Finance and Investor Relations Objectives

• Achievement of financing objectives	12.5
• Manage operating expenditures in accordance with Board approved operating plan	2.5
• Achievement of objectives relating to investor/analyst meetings	3
• Achievement of objectives relating to analyst coverage	2
Corporate Development Objectives

• Achievement of corporate development objectives	20
Other point opportunities

• Execute hiring plan for 2018	10
• Complete pricing and reimbursement analysis	5
• Points granted for achievement of other 2018 objectives	30
Total	155

In January 2019, the Compensation Committee, with input from our senior management team, assessed our achievement of the performance objectives set forth above. Based on its assessment, the Compensation Committee determined that we achieved performance objectives at the target level for 130 of the available points for the objectives described above and exercised discretion to allocate 15 additional points for additional performance achievement not previously specified by the Compensation Committee. The discretionary allocation was determined based on (i) excellence in achieving overall performance in 2018, (ii) raising $312 million in net proceeds from a common stock offering and (iii) other collective drug development achievements by our named executive officers; this determination also was made in recognition of the fact that certain performance objectives initially assigned (worth 15 points) could not be satisfied by year end due to third party and external factors outside of the control of management. As a result, in March of 2019, the Compensation Committee awarded cash bonuses in respect of 2018 performance to our named executives based upon 145% of his or her stated target bonus. The table below sets forth the target and actual bonus awards for our named executive officers:

Name	Target Award	Actual Award
Paul A. Friedman, M.D.	$210,000	$304,500
Rebecca Taub, M.D.	$155,400	$225,330
Marc R. Schneebaum	$153,300	$222,314

Long-Term Incentives

We believe that long-term incentives in the form of equity-based awards are critical to meeting the following objectives:

•	focus all employees, including our named executive officers, on our long-term performance by aligning their interests with those of our stockholders;

•	retain our key employees and executives and maintain management continuity through longer-term vesting of our equity-based awards; and

•	promote an ownership culture through participation in equity-based compensation programs.

Our 2015 Stock Plan allows the grant of stock options, restricted stock, and other equity-based awards to employees, consultants and directors. We typically make an initial equity award of stock options to new employees, including our executive officers, and annual equity grants as part of our overall compensation program. Our Compensation Committee authorized Dr. Friedman to make new hire stock option grants to our employees, except for our executive officers, within certain parameters, beyond which approval of our Compensation Committee is required. Dr. Friedman may award new hire stock option grants as of the employee’s initial commencement of employment with an exercise price equal to the closing price of our common stock on the date of grant, in accordance with our 2015 Stock Plan. Annual grants of options to all of our employees and equity awards to our executive officers are approved by our Compensation Committee, the timing of which we intend to be consistent each year with a regularly scheduled meeting of our Compensation Committee and is not coordinated with the public release of nonpublic material information.

In March 2018, at a regularly scheduled meeting, the Compensation Committee granted stock options covering 50,000 shares to Dr. Friedman, 38,000 shares to Dr. Taub, and 28,000 shares to Mr. Schneebaum. Each of these options vests as follows: 25% on the first anniversary of the grant date, and 6.25% on each quarter thereafter until fully-vested.

Other Benefits

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan with a matching company contribution. Our named executive officers participate in the benefits programs generally on the same basis as all employees.

Employment Agreements

We have entered into agreements with each of our named executive officers, which agreements provide financial protection against the potential loss of employment in designated circumstances, and which the Compensation Committee believes will allow the executives to focus attention on the best interests of the stockholders, without undue concern as to the executive’s own financial situation. None of these agreements contains a tax gross-up provision. A summary of the material terms of the employment agreements may be found in this Form 10-K/A under the section entitled “Executive Officer and Director Compensation; Employment Agreements, Severance and Change in Control Arrangements” and “-; Potential Qualifying Separation and Change of Control Payments.”

2019 Named Executive Officer Compensation

Dr. Friedman’s salary for 2018 was the lowest of all salaries paid to any CEO in our peer group. In January 2019, our Compensation Committee, after consultation with Compensia, determined to increase Dr. Friedman’s salary to an amount that ranks at approximately the 50th percentile of the peer group of 2018 CEO salaries. The Compensation Committee determined to take this action in order to establish a company-wide salary structure that is designed to attract and retain the best industry talent and enable us to better achieve our strategic and operational goals. This change was implemented by the Compensation Committee after considering (i) a substantial improvement in our long-term liquidity and capital resources during 2018, when we completed a successful equity capital raise which yielded net proceeds to the Company of $312 million, and (ii) our long-term plans to build out our work force to advance our strategic and operational goals as our clinical programs advance. The Compensation Committee also approved salary increases for our other named executive officers to align their salary levels at approximately the 50th percentile of the peer group levels. As a result, the compensation committee increased the salaries of our named executive officers for 2019, as follows: Dr. Friedman, our CEO, $584,000; Dr. Taub, our CMO, $454,000; and Mr. Schneebaum, our CFO, $421,000. For 2019, the target cash bonus percentages for our named executive officers have not been changed relative to 2018, and are as follows: Dr. Friedman, 50% of base salary; Dr. Taub, 40% of base salary; and Mr. Schneebaum, 40% of base salary.

Executive Compensation and Risk-Taking

We have sought to align the equity and cash components of our executive compensation program with industry peers in order to offer compensation packages that enable us to attract and retain talented executive officers. The Compensation Committee continues to evaluate the relative importance of equity and cash components of total compensation. We do not believe that our executive compensation program encourages excessive risk-taking by our executive officers. For example, long-term equity awards tied to the value of our common stock represent a significant component of an executive officer’s total direct compensation, as evidenced by the compensation breakdown contained in the Summary Compensation Table that follows. Those awards promote a commonality of interest between our executive officers and our stockholders in sustaining and increasing stockholder value. Because the equity awards are typically made on an annual basis to our executive officers, they always have unvested awards outstanding that could decrease significantly in value if our business is not managed to achieve its long-term goals. Thus, our executive compensation program is not heavily weighted toward short-term incentives, and we have taken what we believe are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

Advisory Vote on Executive Compensation

At our 2018 Annual Meeting of Stockholders we conducted an advisory vote on executive compensation. At such meeting, approximately 99.5% of the votes cast on the advisory vote proposal were in favor of our named executive officer compensation as disclosed in last year’s proxy statement. The Board of Directors and Compensation Committee reviews the advisory vote results in the context of our overall compensation philosophy and programs and other relevant competitive, incentive and market developments affecting executive officer compensation in order to assess the need for changes to our executive compensation programs and policies.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2018, 2017 and 2016, the compensation awarded to or earned by our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2018. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Paul A. Friedman, M.D. Chairman and Chief Executive Officer (2)	2018	416,666	—	4,907,500	304,500	—		5,628,666
	2017	400,000	—	629,424	335,000	558		1,364,982
	2016	175,898	1,447,060	2,278,545	84,000	465		3,985,968

Rebecca Taub, M.D. Chief Medical Officer, Executive Vice President, Research & Development (3)	2018	385,416	—	3,729,700	225,330	—		4,340,446
	2017	370,000	—	473,337	247,900	558		1,091,795
	2016	162,705	289,416	1,139,272	62,160	465		1,654,018

Marc R. Schneebaum Senior Vice President, Chief Financial Officer	2018	380,250	—	2,748,200	222,314	15,336	(4)	3,366,100
	2017	365,000	—	346,437	244,550	14,307		970,294
	2016	365,000	393,753	729,135	146,487	51,247		1,685,622

(1)

These amounts represent the aggregate grant date fair value of stock awards and option awards, respectively, granted in each year presented calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718, Compensation—Stock Compensation. See our discussion of “Stock-Based Compensation” under Notes 2, 3 and 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 27, 2019, or the Annual Report, for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. See also our discussion of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Annual Report.

(2)	Dr. Friedman was appointed as our Chief Executive Officer on July 22, 2016.
(3)	Dr. Taub was appointed as our Chief Medical Officer and Executive Vice President, Research & Development on July 22, 2016.
(4)	All Other Compensation includes matching contributions made under our 401(k) plan and Company-paid insurance premiums.

Grants of Plan-Based Awards

The following table shows information regarding grants of plan-based awards during the fiscal year end December 31, 2018 to our named executive officers.

Name and principal position	Grant date	Estimated future payouts under non-equity incentive plan awards target ($) (1)			All other stock awards: Number of shares of stock or units (#)	All other stock and option awards: Number of securities underlying options (#)	Exercise or base price of stock and option awards ($/ share) (2)	Grant date fair value of stock and option award (3)
		Threshold	Target	Maximum
Paul A. Friedman, M.D. Chairman and Chief Executive Officer	March 1, 2018	$157,500	$210,000	$430,500	-0-	50,000	$124.45	$4,907,500

Rebecca Taub, M.D. Chief Medical Officer, Executive Vice President	March 1, 2018	$116,550	$155,400	$318,570	-0-	38,000	$124.45	$3,729,700

Marc R. Schneebaum Senior Vice President, Chief Financial Officer	March 1, 2018	$114,975	$153,300	$314,265	-0-	28,000	$124.45	$2,748,200

(1)

The material terms of the 2018 non-equity incentive awards are described above in the Compensation Discussion and Analysis in the section entitled “Annual Cash Incentive Bonus.” The threshold value above represents performance at 75% of target without achievement of bonus points. The target value above represents performance at 100% of target without achievement of bonus points. If bonus points are earned, the threshold and target amounts could increase. The maximum value above represents performance at 150% of target plus full achievement of (55) bonus points allocated for 2018.

(2)	The exercise price of these stock options is determined by the Company based on the closing price of its common stock on the Nasdaq Stock Market on the grant date.
(3)

Amounts represent the grant date fair value of the executive officer’s stock options and awards, calculated in accordance with FASB ASC Topic 718, using a Black-Scholes valuation model for stock options. See Note 1 under “— Summary Compensation Table” for a discussion of the assumptions made by the Company in determining the grant date fair value of our option awards for the fiscal year ended December 31, 2018. Option awarded with time-based vesting criteria established by the Compensation Committee and described in Compensation Discussion and Analysis above.

Outstanding Equity Awards at Fiscal Year End

The following table shows stock options and shares of unvested stock held by each of our named executive officers as of December 31, 2018.

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Value of Shares or Units of Stock That Have Not Vested ($) (1)
Paul A. Friedman, M.D. Chief Executive Officer	3/1/2018	—	50,000	(3)	124.45	3/1/2028	—		—
	3/2/2017	21,700	27,900	(3)	15.80	3/2/2027	—		—
	7/22/2016	229,692	76,564	(2)	9.45	7/22/2026	38,282	(4)	4,315,147

Rebecca Taub, M.D. Chief Medical Officer, Executive Vice President, Research & Development	3/1/2018	—	38,000	(3)	124.45	3/1/2028	—		—
	3/2/2017	16,319	20,981	(3)	15.80	3/2/2027	—		—
	7/22/2016	114,846	38,282	(2)	9.45	7/22/2026	7,656	(4)	862,984

Marc R. Schneebaum Senior Vice President, Chief Financial Officer	3/1/2018	—	28,000	(3)	124.45	3/1/2028	—		—
	3/2/2017	11,944	15,356	(3)	15.80	3/2/2027	—		—
	7/22/2016	73,502	24,500	(2)	9.45	7/22/2026	6,125	(4)	690,410
	10/2/2015	547	1,093		61.60	10/2/2025	—		—
	12/8/2014	1,205	—		99.75	12/8/2024	—		—

(1)	The market value of the stock awards was determined by multiplying the number of shares by $112.72, the closing price of our common stock on The Nasdaq Global Market on December 31, 2018.
(2)	The stock option vests as to 25% of the underlying shares on the grant date and as to 25% of the remaining shares on each of the first, second and third anniversaries of the grant date.
(3)

The stock option vests as to 25% of the underlying shares on the first anniversary of the grant date and, thereafter, as to 6.25% of the underlying shares on the last day of each successive three-month period.

(4)

The restricted stock grant vests as to a lapsing repurchase right as to 25% of the shares on the grant date and as to 25% of the remaining shares on each of the first, second and third anniversaries of the grant date.

Pay Ratio

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. We calculated this ratio after examining the total compensation amounts for all of our employees for the 2018 fiscal year, which included the following elements: base salary (annualized where applicable for those who commenced employment during 2018); bonus payments made in respect of the 2018 fiscal year (also annualized where applicable); the grant date value of equity awards; and 401(k) plan matching contributions. We calculated the median total compensation of this employee population of 15 (all of whom were employed in the U.S.) and selected the median-compensated employee from within that group as our median employee. This median employee’s total compensation for 2018 was $804,000, calculated in the same manner as our Chief Executive Officer’s total compensation for 2018, as disclosed in the Summary Compensation Table. The Chief Executive Officer’s total compensation for 2018 was $5,628,666, as disclosed in the Summary Compensation Table. Therefore, our estimate of the ratio of Chief Executive Officer pay to median employee pay is 7:1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the ratio reported above should not be used as a basis for comparison between companies.

Option Exercises and Stock Vested

The following table shows the number of shares acquired upon exercise of stock options and the number of shares that vested under restricted stock awards held by each of our named executive officers during the fiscal year ended December 31, 2018.

Name	Option awards number of shares acquired on exercise (#)	Option awards value realized on exercise ($)	Stock awards number of shares acquired on vesting (#)	Stock awards value realized on vesting ($) (1)
Paul A. Friedman, M.D. Chief Executive Officer	—	—	38,282	$10,988,848

Rebecca Taub, M.D. Chief Medical Officer, Executive Vice President, Research & Development	—	—	7,657	$2,197,942

Marc R. Schneebaum Senior Vice President, Chief Financial Officer	7,957	1,598,000	6,125	$1,758,181

(1)

Represents value realized solely for SEC disclosure requirements based upon fair market value per share ($287.05) of restricted stock vesting on the applicable vesting date (July 22, 2018). In fact, no value was actually realized by each named executive officer on such vesting date or during 2018 either (a) for tax purposes, as Internal Revenue Code Section 83(b) elections previously were taken by each named executive officer, or (b) for financial purposes, since such shares continued to be owned as of December 31, 2018.

Employment Agreements, Severance and Change in Control Arrangements

Paul A. Friedman, M.D.

On April 13, 2016, Private Madrigal entered into an agreement, or the Friedman Letter Agreement, with Dr. Friedman, for the position of Chairman and Chief Executive Officer of our company following the completion of the Merger. We assumed the Friedman Letter Agreement upon completion of the Merger. Under the terms of the Friedman Letter Agreement, Dr. Friedman is entitled to an annual base salary of $400,000 (subject to adjustment by the Compensation Committee) and an annual target bonus of 50% of his base salary (subject to adjustment by the Compensation Committee). In addition, upon the consummation of the Merger, Dr. Friedman received equity awards, including stock options to purchase 306,256 shares of our common stock and a restricted stock award representing 153,128 shares of our common stock.

The foregoing stock options vested as to 25% of the shares on the grant date and the remainder vested or will vest in equal annual installments on the first, second and third anniversaries of the grant date. The repurchase right relating to the foregoing restricted stock award lapsed as to 25% of the shares on the grant date and the repurchase right on the remaining shares lapsed or will lapse in equal annual installments on the first, second and third anniversaries of the grant date.

Dr. Friedman is also entitled to severance benefits if we terminate his employment without “Cause” (as defined) or if Dr. Friedman voluntarily resigns for “Good Reason” (as defined), which we refer to herein collectively as a “Qualifying Separation,” consisting of:

•

a severance payment equal to 12 months of Dr. Friedman’s then-current base salary and target bonus, payable (i) in a lump sum for a Qualifying Separation, if such Qualifying Separation occurs following a change of control of our company and (ii) in 12 equal monthly payments if such Qualifying Separation does not occur following a change of control of our company;

•	full vesting of restricted stock and stock options held by Dr. Friedman if a Qualifying Separation occurs following a change of control of our company; and

•	reimbursement of continuation of medical benefits for 12 months following a Qualifying Separation.

Dr. Friedman has also entered into a customary indemnification agreement with us with respect to his service as an officer and director of our company.

Rebecca Taub, M.D.

On April 13, 2016, Private Madrigal entered into an agreement, or the Taub Letter Agreement, with Rebecca Taub, M.D. for the position of Chief Medical Officer and Executive Vice President, Research & Development, of our company following the completion of the Merger. We assumed the Taub Letter Agreement upon completion of the Merger. Under the terms of the Taub Letter Agreement, Dr. Taub is entitled to an annual base salary of $370,000 (subject to adjustment by the Compensation Committee) and an annual target bonus of 40% of her base salary (subject to adjustment by the Compensation Committee). In addition, upon the consummation of the Merger, Dr. Taub received equity awards, including stock options to purchase 153,128 shares of our common stock and a restricted stock award representing 30,626 shares of our common stock.

The foregoing stock options vested as to 25% of the shares on the grant date and the remainder vested or will vest in equal annual installments on the first, second and third anniversaries of the grant date. The repurchase right relating to the foregoing restricted stock award lapsed as to 25% of the shares on the grant date and the repurchase right on the remaining shares lapsed or will lapse in equal annual installments on the first, second and third anniversaries of the grant date.

Dr. Taub is also entitled to severance benefits upon a Qualifying Separation consisting of:

•

a severance payment equal to 12 months of Dr. Taub’s then-current base salary and target bonus, payable (i) in a lump sum for a Qualifying Separation, if such Qualifying Separation occurs following a change of control of our company and (ii) in 12 equal monthly payments if such Qualifying Separation does not occur following a change of control of our company;

•	full vesting of restricted stock and stock options held by Dr. Taub if a Qualifying Separation occurs following a change of control of our company; and

•	reimbursement of continuation of medical benefits for 12 months following a Qualifying Separation.

Dr. Taub has also entered into a customary indemnification agreement with us with respect to her service as an officer and director of our company.

Marc R. Schneebaum

Pursuant to a letter agreement dated November 24, 2014, with Mr. Schneebaum, Mr. Schneebaum is entitled to receive an annual base salary of $365,000 (subject to adjustment by the Compensation Committee). Under our bonus policy, Mr. Schneebaum is eligible to receive an annual performance-based bonus with a target at 40% of his base salary (subject to adjustment by the Compensation Committee). In addition, upon the consummation of the Merger, Mr. Schneebaum received equity awards, including stock options to purchase 98,002 shares of our common stock and a restricted stock award representing 24,501 shares of our common stock.

The foregoing stock options vested as to 25% of the shares on the grant date and the remainder vested or will vest in equal annual installments on the first, second and third anniversaries of the grant date. The repurchase right relating to the foregoing restricted stock award lapsed as to 25% of the shares on the grant date and the repurchase right on the remaining shares lapsed or will lapse in equal annual installments on the first, second and third anniversaries of the grant date.

Pursuant to the terms of a severance and change of control agreement entered into with Mr. Schneebaum, he is also entitled to severance benefits upon a Qualifying Separation consisting of:

•

a severance payment equal to 12 months of Mr. Schneebaum’s then-current base salary and target bonus, payable (i) in a lump sum if such Qualifying Separation occurs following a change of control of our company, and (ii) in 12 equal monthly payments if such Qualifying Separation does not occur following a change of control of our company;

•

(i) full vesting of restricted stock and stock options held by Mr. Schneebaum upon a Qualifying Separation, if such Qualifying Separation occurs following a change in control of our company, and (ii) six months’ vesting of restricted stock and stock options held by Mr. Schneebaum upon a Qualifying Separation, if such Qualifying Separation does not occur following a change of control of our company; and

•	reimbursement of continuation of medical benefits for 12 months following a Qualifying Separation.

Mr. Schneebaum has also entered into a customary indemnification agreement with us with respect to his service as an officer of our company.

Potential Qualifying Separation and Change of Control Payments

Potential Qualifying Separation without change of control payments and Qualifying Separation with change of control payments pursuant to the employment agreements assuming termination event occurred on December 31, 2018 are set forth in the table below using our common stock price of $112.72, the closing price of our common stock on the Nasdaq Stock Market on December 31, 2018. In addition to the amounts shown in the table below, each executive would receive payments for base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred.

	Triggering event
Name	Benefit	Qualifying Separation Only		Qualifying Separation within 12 months after a Change of Control
Paul A. Friedman, M.D. Chairman and Chief Executive Officer	Salary-based Severance	$420,000	(1)	$420,000	(2)
	Bonus-based Severance	210,000	(1)	210,000	(2)
	Continuation of Benefits	-0-		-0-
	Market Value of Vesting	-0-		14,925,979	(3)

Rebecca Taub, M.D. Chief Medical Officer, Executive Vice President, Research & Development	Salary-based Severance	$389,000	(1)	$389,000	(2)
	Bonus-based Severance	155,400	(1)	155,400	(2)
	Continuation of Benefits	9,155	(4)	9,155	(4)
	Market Value of Vesting	-0-		6,849,845	(3)

Marc R. Schneebaum Senior Vice President, Chief Financial Officer	Salary-based Severance	$383,000	(1)	$383,000	(2)
	Bonus-based Severance	153,300	(1)	153,300	(2)
	Continuation of Benefits	19,339	(4)	19,339	(4)
	Market Value of Vesting	358,603	(3)	4,764,703	(3)

(1)	Upon such Qualifying Separation, each named executive officer is entitled to 12 months’ base salary and target bonus, payable over 12 months.
(2)	Upon such Qualifying Separation, each named executive officer is entitled to 12 months’ base salary and target bonus, payable in a lump sum.
(3)	Represents value associated with an acceleration of unvested awards assuming acceleration occurred at December 31, 2018 based on the assumptions described herein.
(4)	Upon Qualifying Separation, such named executive officer is eligible for the Company to continue to pay the employer-paid portion of health benefits for 12 months.

Director Compensation

Non-Employee Director Compensation Program

A non-employee director is a director who is not employed by us and who does not receive compensation from us or have a business relationship with us that would require disclosure under applicable SEC rules. Our Board of Directors approves the form and amount of non-employee director compensation. Our Compensation Committee makes recommendations on the form and amount of non-employee director compensation. In July 2016, we adopted a non-employee director compensation program that became effective upon its adoption. The terms of our non-employee director compensation program are described below.

Initial Stock Option Grant Upon Appointment or Election

Each new non-employee director automatically receives a stock option to purchase 20,000 shares of our common stock upon his or her initial appointment or election to our Board of Directors, to be granted on or as soon as reasonably practicable after the date of such non-employee director’s initial appointment or election, as applicable. Each such stock option has an exercise price equal to the fair market value of our common stock on the date of grant and vests as to 50% of the underlying shares on the first anniversary of the grant date and as to an additional 12.5% of the underlying shares on the last day of each successive quarterly period thereafter for four successive quarterly periods, subject to the non-employee director’s continued service as a director. Each such stock option will terminate on the earlier of ten years from the date of grant and three months after the recipient ceases to serve as a director, except in the case of death or disability, in which event the option will terminate one year from the date of the non-employee director’s death or disability.

Annual Stock Option Awards

Each non-employee director automatically receives an annual stock option on the date of each annual meeting of our stockholders, or the Annual Grant Date, to purchase 10,000 shares of our common stock. Each such stock option has an exercise price equal to the fair market value of our common stock on the Annual Grant Date and vests in full on the first anniversary of the Annual Grant Date, subject to the non-employee director’s continued service as a director on such date. Each such stock option will terminate on the earlier of ten years from the date of grant and three months after the recipient ceases to serve as a director, except in the case of death or disability, in which event the option will terminate one year from the date of the non-employee director’s death or disability.

Annual Cash Compensation

In addition to stock options, each non-employee director is eligible to receive for his or her service on our Board of Directors or committees thereof annual cash retainers (payable quarterly, in arrears), as follows:

Position	Retainer ($)
Board Member	40,000
Audit Committee Chair	20,000
Compensation Committee Chair	12,500
Nominating and Governance Committee Chair	12,500
Audit Committee Member	7,500
Compensation Committee Member	7,500
Nominating and Governance Committee Member	7,500

Expenses

Finally, we reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors and committee meetings.

Director Compensation Table

The following tables set forth information about the compensation paid to the non-employee members of our Board of Directors who served as a director during the year ended December 31, 2018. Other than as set forth in the tables and described more fully below, during the year ended December 31, 2018, we did not pay any fees to, make any equity awards to or pay any other compensation to the non-employee members of our Board of Directors. The stock options granted in 2018 and disclosed in the table below were granted under our 2015 Stock Plan. Neither Dr. Friedman, our Chief Executive Officer and Chairman of our Board of Directors, nor Dr. Taub, our Chief Medical Officer, Executive Vice President, Research & Development, and a director, received any compensation from us in 2018 for service as a director and they are not included in the table below.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)(3)	All Other Compensation ($) (4)	Total ($)
Kenneth M. Bate	67,500	2,386,900	—	2,454,400
Fred B. Craves, Ph.D.	55,000	2,386,900	—	2,441,900
Keith R. Gollust	60,000	2,386,900	—	2,446,900
Richard S. Levy, M.D.	60,000	2,386,900	10,500	2,457,400
David Milligan, Ph.D.	55,000	2,386,900	—	2,441,900

(1)

Consists of the annual retainer fee for service as a member of the Board of Directors or any Board committee. For further information concerning such fees, see the section above entitled “—Annual Cash Compensation.”

(2)

Mr. Bate, Dr. Craves, Mr. Gollust, Dr. Levy, and Dr. Milligan each received an option to purchase 10,000 shares of common stock with an exercise price per share of $303.79 at our 2018 Annual Meeting of Stockholders. The amounts in this column represent the aggregate grant date fair value of the option awards granted to applicable director in our fiscal year 2018 computed in accordance with FASB ASC Topic 718. See our discussion of “Stock-Based Compensation” under Notes 2 and 9 to our audited consolidated financial statements included in the Annual Report for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. See also our discussion of stock-based compensation under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Annual Report.

(3)

The following table shows the total number of outstanding and vested stock options as of December 31, 2018, the last day of our fiscal year, that have been issued as director compensation to our non-employee directors.

Name	# of Stock Options Outstanding	# of Stock Options Vested
Kenneth M. Bate	40,000	30,000
Fred B. Craves, Ph.D.	40,000	30,000
Keith R. Gollust	40,000	30,000
Richard S. Levy, M.D.	40,000	30,000
David Milligan, Ph.D.	10,000	-0-

(4)	The amount listed in this column reflects fees is in respect of consultations concerning drug development and regulatory matters.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of Mr. Bate and Drs. Craves, Levy and Milligan. No member of our Compensation Committee has at any time been an employee of our company. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Form 10-K/A, with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

MEMBERS OF THE COMPENSATION COMMITTEE:

Richard S. Levy, M.D. (Chairman)

Kenneth M. Bate

Fred B. Craves, Ph.D.

David Milligan, Ph.D.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as otherwise noted, the following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2019 by:

•	each of our executive officers listed in this Form 10-K/A;

•	each of our directors and director nominees;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2019 pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 15,418,364 shares of common stock outstanding on April 15, 2019.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Madrigal Pharmaceuticals, Inc., 200 Barr Harbor Drive, Suite 200, West Conshohocken, Pennsylvania 19428.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Paul A. Friedman, M.D. (1)	1,043,603	6.70%
Rebecca Taub, M.D. (2)	1,230,343	7.90%
Marc R. Schneebaum (3)	107,180	*
Brian J. Lynch (4)	2,600	*
Kenneth M. Bate (5)	40,000	*
Fred B. Craves, Ph.D. (6)	5,713,921	37.00%

Keith R. Gollust (7)	100,452	*
Richard S. Levy, M.D. (8)	49,100	*
David Milligan Ph.D. (9)	40,000	*
All current executive officers and directors as a group (9 persons) (10)	7,671,659	47.73%
Five Percent Stockholders
Entities Affiliated with Bay City Capital, LLC (11)	5,380,454	34.90%
Entities Affiliated with HealthCor Management, L.P. (12)	800,000	5.19%
Capital Research Global Investors (13)	1,644,452	10.80%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)

Includes 273,217 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019, 38,282 shares of common stock for which forfeiture restrictions terminate as of July 22, 2019, and 655,540 shares of common stock owned and held by SQN, LLC, or SQN. Dr. Friedman is a managing member of SQN and may be deemed to share voting and investment power and therefore beneficially own our common stock that is owned and held by SQN. See also, footnote 2 below. Dr. Friedman disclaims beneficial ownership of our common stock held by SQN except to the extent of his pecuniary interest therein.

(2)

Includes 147,702 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019, 15,314 shares of common stock for which forfeiture restrictions terminate as of July 22, 2019, and 655,540 shares of common stock held by SQN. Dr. Taub is a managing member of SQN and, like Dr. Friedman, also may be deemed to share voting and investment power and therefore beneficially own our common stock that is owned and held by SQN; these 655,540 shares are the same shares of our common stock as are listed in footnote 1. Dr. Taub disclaims beneficial ownership of our common stock held by SQN except to the extent of her pecuniary interest therein.

(3)

Includes 99,906 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019, and 12,250 shares of common stock for which forfeiture restrictions terminate as of July 22, 2019.

(4)	Includes 1,875 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019.
(5)	Consists of 40,000 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019.
(6)

Includes 40,000 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019 and 5,377,854 shares of common stock held by investment entities affiliated with Bay City Capital, LLC, or BCC, as set forth in footnote 11 below. Dr. Craves is a managing director of BCC and thus may be deemed to share voting and investment power and therefore beneficially own shares held by the entities listed in footnote 11. Dr. Craves disclaims beneficial ownership of the shares beneficially owned by the entities listed in footnote 11 except to the extent of his pecuniary interest therein.

(7)

Includes 40,000 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019, 43,975 shares of common stock owned of record by Wyandanch Partners, L.P., 11,477 shares held directly and 5,000 shares of common stock owned of record by Keith R. Gollust Roth IRA. Mr. Gollust is the president and sole stockholder of Gollust Management, Inc., which is the general partner of Wyandanch Partners, L.P.

(8)	Includes 40,000 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019.
(9)	Includes 10,000 shares of common stock issuable upon the exercise of options exercisable within sixty days of April 15, 2019.
(10)

Percentage calculation includes common stock issuable upon the exercise of options as set forth in footnotes 1 through 9. Our common stock owned and held by SQN and referenced in footnotes 1 and 2 above has not been double-counted in the Number of Shares Beneficially Owned on this line.

(11)

Of the 5,377,854 shares listed above, 5,264,382 shares of common stock are held by Bay City Capital Fund IV, L.P., or Fund IV, and 113,472 shares of common stock are held by Bay City Capital Fund IV Co-Investment Fund, L.P., or Co-Invest Fund. Bay City Capital Management IV LLC, or BCC IV, is the general partner of Fund IV and Co-Invest Fund and has voting and investment power over the shares held by Fund IV and Co-Invest Fund. BCC is the manager of BCC IV, and has voting and investment power over the shares held by Fund IV and Co-Invest Fund. Dr. Craves is a managing director of BCC and thus may be deemed to share investment and voting power and therefore beneficially own shares held by these entities. Dr. Craves disclaims beneficial ownership of the shares beneficially owned by these entities except to the extent of his pecuniary interest therein. The address for the entities affiliated with BCC is 750 Battery Street, Suite 400, San Francisco, California 94111.

(12)

Based solely upon information disclosed by the entities listed above via Schedule 13G filed with the SEC on February 7, 2019. The address for the entities listed above is 55 Hudson Yards, 28th Floor, New York, New York 10001.

(13)

Based solely upon information disclosed via Amendment No.1 to Schedule 13G filed with the SEC on February 13, 2019. The address for the entities listed above is 333 South Hope Street, Los Angeles, CA 90071.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2018:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders (1)	1,132,618	$48.52	1,200,845	(2)
Total	1,132,618	$48.52	1,200,845

(1)

These plans consist of our Amended 2015 Stock Plan and Amended and Restated 2006 Stock Plan, or our 2006 Stock Plan. In connection with the adoption of our Amended 2015 Stock Plan in June 2015, our 2006 Stock Plan was terminated and thereafter no further equity awards were granted under the 2006 Stock Plan.

(2)	Represents shares of common stock available for future issuance under our Amended 2015 Stock Plan at December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than the compensation amounts or arrangements for our named executive officers and directors already disclosed herein, there have been no transaction or series of similar transactions, since January 1, 2016, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation for our named executive officers and directors is described in the section entitled “Executive Officer and Director Compensation.”

Corporate Background

We are a clinical-stage biopharmaceutical company. On July 22, 2016, we engaged in a transformative merger transaction, which we refer to in this section as the Merger. Through the Merger, we completely changed our drug development focus and substantially changed our stockholder base. By doing this, we began focusing exclusively on developing innovative therapeutic candidates for the treatment of cardiovascular, metabolic and liver diseases, which was the core focus of Private Madrigal (one of the parties to the Merger, described below) and we ceased pursuing the oncology drug candidates of Synta Pharmaceuticals Corp. (the principal other party to the Merger).

As used herein: the term “Private Madrigal” refers to Madrigal Pharmaceuticals, Inc., a privately-held Delaware corporation, prior to the consummation of the Merger; and the terms “Madrigal,” the “Company,” “we,” “our” and “us” refer to Private Madrigal, prior to the consummation of the Merger, and Madrigal Pharmaceuticals, Inc. (formerly known as Synta Pharmaceuticals Corp.) and its subsidiaries upon and following the consummation of the Merger. The term “Synta” refers to Synta Pharmaceuticals Corp. and its subsidiaries prior to the consummation of the Merger.

In accordance with the terms of the agreement governing the Merger (the Merger Agreement), we issued our common stock to the former stockholders of Private Madrigal representing approximately 64% of our common stock immediately following the Merger. In connection with the Merger, we changed our corporate name from Synta Pharmaceuticals Corp. to Madrigal Pharmaceuticals, Inc.

Merger, Financing and Change of Control Bonus Plan

On July 22, 2016, Synta completed the Merger with Private Madrigal in accordance with the terms of the Merger Agreement, pursuant to which Saffron Merger Sub, Inc., a wholly-owned subsidiary of Synta, merged with and into Private Madrigal, with Private Madrigal surviving as a wholly-owned subsidiary of Synta. Also on July 22, 2016, in connection with the Merger, Synta effected a 1-for-35 reverse stock split of its common stock. Under the terms of the Merger Agreement, at the effective time of the Merger, Synta issued an aggregate of 7,253,655 shares of its common stock to Private Madrigal stockholders, at an exchange rate of 0.1593 shares of common stock, after taking into account the reverse stock split, in exchange for each share of Private Madrigal common stock outstanding immediately prior to the Merger. The exchange rate was calculated by a formula that was determined through arms-length negotiations between Synta and Private Madrigal.

On April 13, 2016, concurrently with the execution of the Merger Agreement, Private Madrigal entered into a Restated Note Purchase Agreement, or the Purchase Agreement, with certain funds associated with Bay City Capital, LLC, or the Bay City Funds, Private Madrigal’s largest stockholder and a holder of more than 5% of our capital stock, Dr. Craves, a director of our company and an affiliate of the Bay City Funds, and SQN LLC, an investment entity affiliated with Dr. Taub and Dr. Friedman, pursuant to which such investors irrevocably committed to provide Private Madrigal with $9,000,000 of funding during the pendency of the Merger in the form of convertible promissory notes. Upon the consummation of the Merger, the principal amount outstanding under these convertible notes automatically converted into shares of common stock of Synta in accordance with the exchange ratio described above, whereupon the Bay City Funds received an aggregate of 5,657,854 shares of Synta common stock, Dr. Craves received 296,067 shares of Synta common stock and SQN LLC received 729,066 shares of Synta common stock.

In addition, well before the negotiation of the Merger, Private Madrigal had adopted a Change in Control Bonus Plan, or the Madrigal CoC Bonus Plan, the purpose of which was to compensate such key service providers for past services, and secure continued services to Private Madrigal in connection with any Change in Control of Private Madrigal. In accordance with the pre-existing Madrigal CoC Bonus Plan, up to 10% of the net proceeds from the Merger would be payable in connection with any Change in Control of Private Madrigal. Upon consummation of the Merger, 570,668 shares of our common stock were issued to participants in the Madrigal CoC Bonus Plan, including 404,132 shares of Synta common stock issued to Dr. Taub.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers and certain other key employees. The indemnification agreements provide that we will indemnify each of our directors, executive officers and such other key employees against any and all expenses incurred by that director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, our restated certificate of incorporation and our amended and restated bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors, executive officers and other key employees in connection with a legal proceeding.

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

The Audit Committee or its chairman, as the case may be, shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and our stockholders, taking into account all available facts and circumstances as the committee or the chairman determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to our company; the impact on a director’s independence in the event that the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with our company, either directly or indirectly. Based on this review, our Board of Directors has determined that each of its current and nominated directors is independent under applicable listing standards of the NASDAQ Stock Market LLC, or NASDAQ, other than Dr. Friedman, who is our Chief Executive Officer, and Dr. Taub, who is our Chief Medical Officer and Executive Vice President, Research & Development.

Item 14.    Principal Accountant Fees and Services

Accounting Fees and Services

The following table summarizes the aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the years ended December 31, 2018 and December 31, 2017, and by Friedman LLP, Private Madrigal’s independent accounting firm, for consents and comfort letter obtained during the period related to previous years. The Audit Committee pre-approved all services fees described below.

	2018		2017
Audit fees	$540,300	(1)	$534,600	(2)
Audit-related fees	—		—
Tax fees	25,000		25,000
All other fees	2,900		—

Total	$568,200		$559,600

(1)	Consists of $533 thousand of fees for professional services rendered to us by PricewaterhouseCoopers LLP and $7 thousand of fees for professional services rendered by Friedman, LLP.
(2)	Consists of $520 thousand of fees for professional services rendered to us by PricewaterhouseCoopers LLP and $15 thousand of fees for professional services rendered by Friedman, LLP.

Audit Fees

Audit services consist of fees and expenses for the audit of our annual financial statements included in our Forms 10-K, and the related audit of internal control over financial reporting included in our Annual Report on Form 10-K, review of interim financial statements included in our Forms 10-Q, consultations regarding accounting and auditing matters, fees in connection with our underwritten public offering of shares of common stock.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax planning, and tax advice.

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

MADRIGAL PHARMACEUTICALS INC.

Date: April 30, 2019	By:	/S/ PAUL A. FRIEDMAN, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)