Form 10-Q
period 2019-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2019-05-08
CIK 1157601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-33277

MADRIGAL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Four Tower Bridge
200 Barr Harbor Drive, Suite 200
West Conshohocken, Pennsylvania	19428
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 824-2827

Former name, former address and former fiscal year, if changed since last report:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	MDGL	The NASDAQ Stock Market LLC

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

As of May 02, 2019, the registrant had 15,418,364 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$47,493	$57,379
Marketable securities	430,332	426,339
Prepaid expenses and other current assets	565	1,483
Total current assets	478,390	485,201
Property and equipment, net	240	227
Right-of-use asset	930	—
Total assets	$479,560	$485,428
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,376	$2,487
Accrued expenses	5,778	5,957
Lease liability	302	—
Total current liabilities	10,456	8,444
Long term liabilities:
Lease liability	598	—
Total long term liabilities	598	—
Total liabilities	11,054	8,444
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2019 and December 31, 2018; 1,969,797 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2019 and December 31, 2018; 15,417,064 and 15,409,023 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	622,678	616,573
Accumulated other comprehensive gain (loss)	178	(319)
Accumulated deficit	(154,352)	(139,272)
Total stockholders’ equity	468,506	476,984
Total liabilities and stockholders’ equity	$479,560	$485,428

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	12,373	5,198
General and administrative	5,746	1,871
Total operating expenses	18,119	7,069
Loss from operations	(18,119)	(7,069)
Interest income	3,039	705
Net loss	$(15,080)	$(6,364)
Net loss per common share:
Basic and diluted net loss per common share	$(0.98)	$(0.45)
Basic and diluted weighted average number of common shares outstanding	15,364,465	14,127,868

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Net Loss	$(15,080)	$(6,364)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	497	(143)
Comprehensive loss	$(14,583)	$(6,507)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share and per share amounts)

						Accumulated
					Additional	other		Total
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	deficit	equity
Balance at December 31, 2017	1,969,797	$—	14,227,634	$1	$288,750	$(31)	$(106,461)	$182,259
Exercise of common stock options	—	—	23,092	—	265	—	—	265
Compensation expense related to stock options for services	—	—	—	—	1,167	—	—	1,167
Unrealized loss on marketable securities	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(6,364)	(6,364)
Balance at March 31, 2018	1,969,797	$—	14,250,726	$1	$290,182	$(174)	$(112,825)	$177,184

Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Exercise of common stock options	—	—	8,041	—	83	—	—	83
Compensation expense related to stock options for services	—	—	—	—	6,022	—	—	6,022
Unrealized loss on marketable securities	—	—	—	—	—	497	—	497
Net loss	—	—	—	—	—	—	(15,080)	(15,080)
Balance at March 31, 2019	1,969,797	$—	15,417,064	$2	$622,678	$178	$(154,352)	$468,506

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,080)	$(6,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,022	1,167
Depreciation and amortization expense	28	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	888	290
Accounts payable	1,889	(509)
Accrued expense	(179)	(3,251)
Accrued interest, net of interest received on maturity of investments	(46)	—
Net cash used in operating activities	(6,478)	(8,644)
Cash flows from investing activities:
Purchases of marketable securities	(173,837)	(122,193)
Sales and maturities of marketable securities	170,387	20,071
Purchases of property and equipment, net of disposals	(41)	(1)
Net cash used in investing activities	(3,491)	(102,123)
Cash flows from financing activities:
Proceeds from exercise of common stock options	83	265
Net cash provided by financing activities	83	265
Net decrease in cash and cash equivalents	(9,886)	(110,502)
Cash and cash equivalents at beginning of period	57,379	148,627
Cash and cash equivalents at end of period	$47,493	$38,125
Supplemental disclosure of cash flow information:
Acquisition of a right-of-use asset in exchange for a lease liability	$900	$—

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization, Business, and Basis of Presentation

Organization and Business

Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, MGL-3196 (resmetirom), is being advanced for non-alcoholic steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and indications in dyslipidemia, potentially including genetic dyslipidemias such as familial hypercholesterolemia (“FH”). The Company initiated a Phase 2 study of resmetirom in NASH in October 2016. In February 2017, the Company initiated a Phase 2 study of resmetirom in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). Both Phase 2 studies were fully enrolled in 2017, the HeFH study was completed in February 2018, and the NASH study was completed in May 2018. The Company initiated a Phase 3 study of resmetirom in NASH in March 2019.

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that we will have for the full year ending December 31, 2019 or any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018.

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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2019 and 2018, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2019 and 2018, the Company did not have any realized gains or losses on marketable securities.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of March 31, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three ended March 31, 2019 and 2018, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2019 and December 31, 2018, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, and other costs associated with the Company’s preclinical and clinical programs. In particular, Madrigal has conducted safety studies in animals, optimized and implemented the API manufacturing process, and conducted clinical trials, all of which are considered research and development expenditures.

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2019 and 2018, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Common Stock Options	1,367,077	1,122,585
Unvested Restricted Common Stock	52,063	104,127
Preferred Stock	1,969,797	1,969,797

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use asset (or “ROU”) and lease liability on the balance sheet. For public business entities, ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  The Company adopted ASU 2016-02 effective January 1, 2019.  There was no significant retrospective impact from the adoption.  The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short term lease exception and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement).  In 2019 the Company accounted for a new lease under the guidance (see Note 7).

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

The Company has incurred losses since inception, including approximately $15.1 million for the three months ended March 31, 2019, resulting in an accumulated deficit of approximately $154.4 million as of March 31, 2019. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s equity securities.

The Company believes that its cash, cash equivalents and marketable securities at March 31, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities

A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019
		Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$2,075	$—	$—	$2,075
Money market funds (Level 1)	45,418	—	—	45,418
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—
Total cash and cash equivalents	47,493	—	—	47,493
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	430,154	189	(11)	430,332
Total cash, cash equivalents and marketable securities	$477,647	$189	$(11)	$477,825

	December 31, 2018
		Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$2,004	$—	$—	$2,004
Money market funds (Level 1)	43,401	—	—	43,401
Corporate debt securities due within 3 months of date of purchase (Level 2)	11,974	—	—	11,974
Total cash and cash equivalents	57,379	—	—	57,379
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	426,658	14	(333)	426,339
Total cash, cash equivalents and marketable securities	$484,037	$14	$(333)	$483,718

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

Preferred Stock

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

As of March 31, 2019, 597,256 shares have been sold under the October 2015 Sales Agreement for an aggregate of approximately $9.6 million in gross proceeds. Net proceeds to the Company were approximately $9.4 million after deducting commissions and other transactions costs. Of those shares sold, none were sold in 2019 or 2018. Approximately $90.4 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the October 2015 Sales Agreement.

6. Stock-based Compensation

In June 2015, upon obtaining stockholder approval at its annual shareholder meeting, the Company implemented its new 2015 Stock Plan. The 2015 Stock Plan replaced the 2006 Stock Plan, which was terminated upon adoption of the 2015 Stock Plan. Shares of common stock reserved for outstanding awards under the 2006 Stock Plan that lapse or are canceled will be added back to the share reserve available for future awards under the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the compensation committee of the board of directors. The exercise price of the stock options is determined by the compensation committee of the board of directors, provided that stock options are granted with an exercise price not less than fair market value of the common stock on the date of grant and expire no later than ten years from the date the option is granted. As of March 31, 2019, the Company had options outstanding to purchase 1,367,077 shares of its common stock, which includes options outstanding under its 2006 Stock Plan that was terminated in June 2015. As of March 31, 2019, 958,345 shares were available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Shares	Weighted average exercise price
Outstanding at January 1, 2019	1,132,618	$48.52
Options granted	242,500	126.45
Options exercised	(8,041)	10.36
Options cancelled	—	—
Outstanding at March 31, 2019	1,367,077	$62.57
Exercisable at March 31, 2019	673,303	$20.31

The total cash received by the Company as a result of stock option exercises was $0.1 million and $0.3 million, respectively, for the three months ended March 31, 2019 and 2018. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2019 and 2018 were $101.08 and $96.57, respectively.

Restricted Common Stock

The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. There were 52,063 unvested restricted shares outstanding at a weighted average grant date fair value of $9.45 at March 31, 2019 and December 31, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense during the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense by type of award:
Stock options	$5,901	$1,046
Restricted stock	121	121
Total stock-based compensation expense	$6,022	$1,167

Effect of stock-based compensation expense by line item:
Research and development	$1,877	$376
General and administrative	4,145	791
Total stock-based compensation expense included in net loss	$6,022	$1,167

Unrecognized stock-based compensation expense as of March 31, 2019 was as follows (in thousands):

		Weighted
	Unrecognized	average
	stock	remaining
	compensation	period
	expense	(in years)
Stock options	$40,286	3.16
Restricted stock	151	0.31
Total	$40,437	3.14

7. Leases

In 2019 the Company entered into an operating lease for office space.  As described within Note 2, we adopted ASU 2016-02, “Leases,” on January 1, 2019 requiring, among other changes, operating and finance leases with terms exceeding twelve months to be recognized as ROU assets and lease liabilities on the balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment.

Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of March 31, 2019 was as follows (in thousand):

Operating Leases
2019	$238
2020	363
2021	371
2022	31
Thereafter	—
Total minimum payments	$1,003
Less: imputed interest	103
Present value of lease liabilities	$900

The total cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $30 thousand and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

As of March 31, 2019, the weighted average remaining operating lease term was 2.8 years and the weighted average discount rate used to determine the operating lease liabilities was 5.5%. For the three months ended March 31, 2019, operating lease costs were $57 thousand, short-term lease costs were $49 thousand, and there were no variable lease costs.

8. Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.

The agreement requires future milestone payments to Roche, the remainder of which total $10 million and are earned by achieving specified objectives related to Phase 3 clinical trials and future regulatory approval in the United States and Europe of a product developed from MGL-3196 (resmetirom). A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. In October 2016, the Company commenced a Phase 2 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a milestone payment under the agreement. Except as described above, the Company has not achieved any additional product development or regulatory milestones to date and had no Licensed Product sales for the three months ended March 31, 2019 and 2018.

The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 2 and 3 clinical trials.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include but are not limited to statements or references concerning: our clinical trials, research and development activities, the timing and results associated with the future development of our lead product candidate, MGL-3196 (resmetirom); our primary and secondary study endpoints for resmetirom and the potential for achieving such endpoints; optimal dosing levels for resmetirom; projections regarding potential future NASH resolution, fibrosis treatment, cardiovascular effects and lipid treatment; the achievement of enrollment objectives concerning patient number and/or timing for our studies; potential NASH or NAFLD patient risk profile benefits; our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “anticipates,” “be,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.  Although management presently believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct and you should be aware that actual results could differ materially from those contained in the forward-looking statements.

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: the company’s clinical development of resmetirom; enrollment uncertainties; outcomes or trends from competitive studies; the risks of achieving potential benefits in a study that includes substantially more patients than our prior study; the timing and outcomes of clinical studies of resmetirom; the uncertainties inherent in clinical testing; and the risks affecting our development objectives, business, financial condition, prospects and resources, as set forth in detail under “Risk Factors” as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 27, 2019.  Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please also refer to Madrigal’s past and future filings with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As disclosed in this report, our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” included elsewhere in this report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

About Madrigal Pharmaceuticals, Inc.

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, MGL-3196 (resmetirom), is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic steatohepatitis, or NASH. For NASH, we enrolled 125 patients in a Phase 2 clinical trial. We achieved the 12-week primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline 36-week results at the conclusion of the Phase 2 clinical trial in May 2018. We have completed treatment in a 36-week, open-label extension study in 31 participating NASH patients from the Phase 2 clinical trial, which includes 14 patients who received placebo in the main study. We are also developing resmetirom for dyslipidemia, which began with a study of a genetic dyslipidemia known as heterozygous familial hypercholesterolemia, or HeFH. We enrolled 116 patients and completed a Phase 2 clinical trial in HeFH patients, and we reported the results in February 2018. We are also planning to advance resmetirom in registration studies for the treatment of dyslipdemia in patients with fatty liver disease, including NAFLD/NASH patients because of its demonstrated ability to lower LDL-cholesterol and multiple atherogenic lipids including triglycerides, lipoprotein (a) and apolipoprotein B. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in seven completed Phase 1 trials in a total of 198 subjects. Resmetirom appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulations versus capsule formulation, and a multiple dose drug interaction and food effect study.

Recent Developments

Initiation of Phase 3 clinical trial in NASH

On March 28, 2019 the Company announced that it had initiated a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, MGL-3196 (resmetirom). This double-blind, placebo-controlled study will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart H-accelerated approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score 0-1), associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in LDL-cholesterol and a 1-point or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such a hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.

Basis of Presentation

Research and Development Expenses

Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. We expense our research and development costs as incurred. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. Manufacturing expense includes costs associated with drug formulation development and clinical drug production. We do not track employee and facility related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and not be meaningful.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased year over year in each of 2019 and 2018 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 27, 2019.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table provides comparative unaudited results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2019	2018	$	%
Research and Development Expenses	$12,373	$5,198	7,175	138%
General and Administrative Expenses	5,746	1,871	3,875	207%
Interest Income	(3,039)	(705)	2,334	331%
	$15,080	$6,364	8,716	137%

Revenue

We had no revenue for the three months ended March 31, 2019 and 2018.

Research and Development Expenses

Our research and development expenses were $12.4 million for the three months ended March 31, 2019, compared to $5.2 million in the corresponding period in 2018.  Research and development expenses increased by $7.2 million in the 2019 period due primarily to the additional activities related to the initiation of the Phase 3 clinical trial in NASH, including an increase in head count, and an increase in non-cash stock compensation from stock option awards. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196 (resmetirom).

General and Administrative Expenses

Our general and administrative expenses were $5.7 million for the three months ended March 31, 2019, compared to $1.9 million in the corresponding period in 2018.  General and administrative expenses increased by $3.9 million in the 2019 period due primarily to an increase in non-cash stock compensation from stock option awards.  We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for MGL-3196 (resmetirom), which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $3.0 million for the three months ended March 31, 2019, compared to $0.7 million in the corresponding period in 2018. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2019, and increased interest rates.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities totaling $477.8 million compared to $483.7 million as of December 31, 2018, with the decrease primarily attributable to our net operating loss. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage may increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of March 31, 2019 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors. To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates could be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(6,478)	$(8,644)
Net cash (used in) provided by investing activities	(3,491)	(102,123)
Net cash provided by financing activities	83	265
Net (decrease) increase in cash and cash equivalents	$(9,886)	$(110,502)

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2019, compared to $8.6 million for the corresponding period in 2018. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used in investing activities was $3.5 million for the nine months ended March 31, 2019, compared to $102.1 million used in investing activities for the corresponding period in 2018.  Net cash used by investing activities for the three months ended March 31, 2019 consisted of $173.8 million of purchases of marketable securities for our investment portfolio, partially offset by $170.4 million from sales and maturities of marketable securities.  Net cash used by investing activities for the three months ended March 31, 2018 consisted of $122.2 million of purchases of marketable securities for our investment portfolio, partially offset by $20.1 million from sales and maturities of marketable securities.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2019, compared to $0.3 million for the corresponding period in 2018.  Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 consisted of proceeds from exercise of stock options.

Contractual Obligations and Commitments

As of March 31, 2019, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	1,048	283	765	—	—
Total contractual Obligations	1,048	283	765	—	—

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the annual period ended December 31, 2018.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Office lease entered into as of January 10, 2019 with Four Tower Bridge Associates, a Pennsylvania Limited Partnership.*					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

*                   Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

**                 The certifications attached as Exhibit 32.1 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS, INC.

Date: May 8, 2019	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)