Form 10-Q
period 2019-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2019-08-07
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number:
001-33277

MADRIGAL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Tower Bridge 200 Barr Harbor Drive, Suite 200 West Conshohocken , Pennsylvania	19428
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(
267
)
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
of the Exchange Act).    Yes
☐
    No
☒
As of August 01, 2019, the registrant had
15,426,297
shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$72,508	$57,379
Marketable securities	393,888	426,339
Prepaid expenses and other current assets	2,389	1,483

Total current assets	468,785	485,201
Property and equipment, net	211	227
Right-of-use asset	826	—

Total assets	$469,822	$485,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$446	$2,487
Accrued expenses	11,564	5,957
Lease liability	306	—

Total current liabilities	12,316	8,444
Long term liabilities:
Lease liability	520	—

Total long term liabilities	520	—

Total liabilities	12,836	8,444

Stockholders’ equity:
Preferred stock, par value $ 0.0001 per share authorized: 5,000,000 shares at June 30, 2019 and December 31, 2018; 1,969,797 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $ 0.0001 per share authorized: 200,000,000 at June 30, 2019 and December 31, 2018; 15,426,297 and 15,409,023 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	630,550	616,573
Accumulated other comprehensive gain (loss)	485	(319)
Accumulated deficit	(174,051)	(139,272)

Total stockholders’ equity	456,986	476,984

Total liabilities and stockholders’ equity	$469,822	$485,428

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	15,594	5,109	27,967	10,307
General and administrative	7,110	2,717	12,856	4,588

Total operating expenses	22,704	7,826	40,823	14,895

Loss from operations	(22,704)	(7,826)	(40,823)	(14,895)
Interest income	3,005	1,166	6,044	1,871
Other income	—	200	—	200

Net loss	$(19,699)	$(6,460)	$(34,779)	$(12,824)

Net loss per common share:
Basic and diluted net loss per common share	$(1.28)	$(0.45)	$(2.26)	$(0.90)
Basic and diluted weighted average number of common shares outstanding	15,368,986	14,383,720	15,366,738	14,256,501

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Loss	$(19,699)	$(6,460)	$(34,779)	$(12,824)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	307	131	804	(12)

Comprehensive loss	$(19,392)	$(6,329)	$(33,975)	$(12,836)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Exercise of common stock options	—	—	8,041	—	83	—	—	83
Compensation expense related to stock options for services	—	—	—	—	6,022	—	—	6,022
Unrealized gain on marketable securities	—	—	—	—	—	497	—	497
Net loss	—	—	—	—	—	—	(15,080)	(15,080)

Balance at March 31, 2019	1,969,797	$—	15,417,064	$2	$622,678	$178	$(154,352)	$468,506
Exercise of common stock options	—	—	9,233	—	117	—	—	117
Compensation expense related to stock options for services	—	—	—	—	7,755	—	—	7,755
Unrealized gain on marketable securities	—	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	—	(19,699)	(19,699)

Balance at June 30, 2019	1,969,797	$—	15,426,297	$2	$630,550	$485	$(174,051)	$456,986

Balance at December 31, 2017	1,969,797	$—	14,227,634	$1	$288,750	$(31)	$(106,461)	$182,259
Exercise of common stock options	—	—	23,092	—	265	—	—	265
Compensation expense related to stock options for services	—	—	—	—	1,167	—	—	1,167
Unrealized loss on marketable securities	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(6,364)	(6,364)

Balance at March 31, 2018	1,969,797	$—	14,250,726	$1	$290,182	$(174)	$(112,825)	$177,184
Exercise of common stock options	—	—	35,078	—	1,185	—	—	1,185
Issuance of common shares in equity offering, excluding related parties, net of transaction costs	—	—	1,079,580	1	311,824	—	—	311,825
Compensation expense related to stock options for services	—	—	—	—	2,227	—	—	2,227
Unrealized gain on marketable securities	—	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	—	(6,460)	(6,460)

Balance at June 30, 2018	1,969,797	$—	15,365,384	$2	$605,418	$(43)	$(119,285)	$486,092

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(34,779)	$(12,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,777	3,394
Depreciation and amortization expense	56	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(906)	(3)
Accounts payable	(2,041)	(1,341)
Accrued expense	5,607	(3,277)
Accrued interest, net of interest received on maturity of investments	268	—

Net cash used in operating activities	(18,018)	(14,004)

Cash flows from investing activities:
Purchases of marketable securities	(266,116)	(251,869)
Sales and maturities of marketable securities	299,103	68,834
Purchases of property and equipment, net of disposals	(40)	(1)

Net cash used in investing activities	32,947	(183,036)

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	311,825
Proceeds from the exercise of common stock options	200	1,449

Net cash provided by financing activities	200	313,274

Net increase in cash and cash equivalents	15,129	116,234
Cash and cash equivalents at beginning of period	57,379	148,627

Cash and cash equivalents at end of period	$72,508	$264,861

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$900	$—

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
Madrigal was originally incorporated as a private company (“Private Madrigal”) on August 19, 2011 and operations commenced in September 2011. On July 22, 2016, Private Madrigal completed a reverse merger (the “Merger”) into Synta Pharmaceuticals Corp. (“Synta”). Upon the consummation of the Merger, the historical financial statements of Private Madrigal became the Company’s historical financial statements.
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
The primary objective of the Company’s investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. The Company’s cash is deposited in highly rated financial institutions in the United States. The Company invests in money market funds and high-grade, commercial paper and corporate bonds, which management believes are subject to minimal credit and market risk.

Marketable Securities
Marketable securities consist of investments in high-grade corporate obligations and government and government agency obligations that are classified as available-for-sale.
Since these securities are available to fund current operations, they are classified as current assets on the consolidated balance sheets.
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and six months ended June 30, 2019 and 2018, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three and six months ended June 30, 2019 and 2018, the Company did not have any realized gains or losses on marketable securities.
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
Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of June 30, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three and six months ended June 30, 2019 and 2018, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2019 and December 31, 2018, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2019 and 2018, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2019	2018
Common Stock Options	1,454,844)	1,137,507)
Unvested Restricted Common Stock	52,063)	104,127)
Preferred Stock	1,969,797)	1,969,797)

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02,
“Leases,” which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use
asset (or “ROU”) and lease liability on the balance sheet. For public business entities, ASU
2016-02
is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted ASU
2016-02
effective January 1, 2019. There was no significant retrospective impact from the adoption. The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease exception and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). In 2019, the Company accounted for a new lease under the guidance (see Note 7) .
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
The Company has incurred losses since inception, including approximately $34.8 million for the six months ended June 30, 2019, resulting in an accumulated deficit of approximately $174.1 million as of June 30, 2019. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s equity securities.
The Company believes that its cash, cash equivalents and marketable securities at June 30, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$2,334	$—	$—	$2,334
Money market funds (Level 1)	70,174	—	—	70,174
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	72,508	—	—	72,508
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	383,546	479	—	384,025
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	9,857	11	(5)	9,863

Total cash, cash equivalents and marketable securities	$465,911	$490	$(5)	$466,396

	December 31, 2018
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,004	$—	$—	$2,004
Money market funds (Level 1)	43,401	—	—	43,401
Corporate debt securities due within 3 months of date of purchase (Level 2)	11,974	—	—	11,974

Total cash and cash equivalents	57,379	—	—	57,379
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	426,658	14	(333)	426,339

Total cash, cash equivalents and marketable securities	$484,037	$14	$(333)	$483,718

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
Preferred Stock
The Series A Preferred Stock has a par value of $0.0001 per share and is convertible into shares of the common stock at a one-to-one
ratio, subject to adjustment as provided in the Purchase Agreement. The terms of the Series A Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017. Each share of the Series A Preferred Stock is convertible into shares of Common Stock following notice that may be given at the holder’s option. Upon any liquidation, dissolution or winding-up
of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A Preferred Stock upon liquidation, the holders of the Series A Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to
-Common-Stock
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
6. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of June 30, 2019, the Company had options outstanding to purchase 1,454,844 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of June 30, 2019, 1,361,345 shares were available for future issuance.

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Shares	Weighted average exercise price
Outstanding at January 1, 2019	1,132,618	$48.52
Options granted	339,500	121.22
Options exercised	(17,274)	11.62
Options cancelled	—	—

Outstanding at June 30, 2019	1,454,844	$65.92

Exercisable at June 30, 2019	745,023	$42.31
The total cash received by the Company as a result of stock option exercises was $0.2 million and $1.4 million, respectively, for the six months ended June 30, 2019 and 2018. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2019 and 2018 were $92.97 and $129.03, respectively.
Restricted Common Stock
The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. There were 52,063 unvested restricted shares outstanding at a weighted average grant date fair value of $9.45 at June 30, 2019 and December 31, 2018.
Stock-Based Compensation Expense
Stock-based compensation expense during the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Stock options	$7,632	$2,104	$13,533	$3,150
Restricted stock	123	123	244	244

Total stock-based compensation expense	$7,755	$2,227	$13,777	$3,394

Effect of stock-based compensation expense by line item:
Research and development	$2,366	$732	$4,243	$1,108
General and administrative	5,389	1,495	9,534	2,286

Total stock-based compensation expense included in net loss	$7,755	$2,227	$13,777	$3,394

Unrecognized stock-based compensation expense as of June 30, 2019 was as follows (in thousands):

		Weighted
	Unrecognized	average
	stock	remaining
	compensation	period
	expense	(in years)
Stock options	$40,413	3.03
Restricted stock	28	0.06

Total	$40,441	3.03

7. Leases
In 2019, the Company entered into an operating lease for office space. As described within Note 2, we adopted ASU 2016-02, “Leases,” on January 1, 2019 requiring, among other changes, operating and finance leases with terms exceeding twelve months to be recognized as ROU assets and lease liabilities on the balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options that are considered reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment.
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of June 30, 2019 was as follows (in thousand):

Operating Leases
2019	$178
2020	363
2021	371
2022	31
Thereafter	—

Total minimum payments	$943
Less: imputed interest	117

Present value of lease liabilities	$826
As of June 30, 2019, the weighted average remaining operating lease term was 2.6 years and the weighted average discount rate used to determine the operating lease liabilities was 5.5%.
Operating lease costs were
$117
thousand and
$174
thousand, short-term lease costs were $
68
thousand and $117 thousand, and there were no) variable lease costs for the three and six months ended June 30, 2019, respectively.
8. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. In 2019, the Company commenced a Phase 3 study in Non-Alcoholic Steatohepatitis (NASH), which triggered a $2 million milestone payment under the agreement. Remaining milestones under the agreement total $
8
 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from MGL-3196(resmetirom). A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no) Licensed Product sales for the six months ended June 30, 2019 and 2018.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.

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

(resmetirom); our primary and secondary study endpoints for resmetirom and the potential for achieving such endpoints; optimal dosing levels for resmetirom; projections regarding potential future NASH resolution, fibrosis treatment, cardiovascular effects and lipid treatment; the achievement of enrollment objectives concerning patient number and/or timing for our studies; potential NASH or NAFLD patient risk profile benefits; our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “anticipates,” “be,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Although management presently believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct and you should be aware that actual results could differ materially from those contained in the forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: the company’s clinical development of resmetirom; enrollment uncertainties; outcomes or trends from competitive studies; the risks of achieving potential benefits in a study that includes substantially more patients than our prior study; the timing and outcomes of clinical studies of resmetirom; the uncertainties inherent in clinical testing; and the risks affecting our development objectives, business, financial condition, prospects and resources, as set forth in detail under “Risk Factors” as disclosed in Part I, Item 1A of our Annual Report on Form
 10-K

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
About Madrigal Pharmaceuticals, Inc.
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, MGL-3196 (resmetirom), is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic steatohepatitis, or NASH. For NASH, we enrolled 125 patients in a Phase 2 clinical trial. We achieved the 12-week primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline 36-week results at the conclusion of the Phase 2 clinical trial in May 2018. We have completed treatment in a 36-week, open-label extension study in 31 participating NASH patients from the Phase 2 clinical trial, which includes 14 patients who received placebo in the main study. We are also developing resmetirom for dyslipidemia, which began with a study of a genetic dyslipidemia known as heterozygous familial hypercholesterolemia, or HeFH. We enrolled 116 patients and completed a Phase 2 clinical trial in HeFH patients, and we reported the results in February 2018. We are also planning to advance resmetirom in registration studies for the treatment of dyslipidemia in patients with fatty liver disease, including NAFLD/NASH patients because of its demonstrated ability to lower LDL-cholesterol and multiple atherogenic lipids including triglycerides, lipoprotein (a) and apolipoprotein B. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in seven completed Phase 1 trials in a total of 198 subjects. Resmetirom appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulations versus capsule formulation, and a multiple dose drug interaction and food effect study.
Recent Developments
Initiation of Phase 3 clinical trial in NASH
On March 28, 2019, the Company announced that it had initiated a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, MGL-3196 (resmetirom). This double-blind, placebo-controlled study will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart H-accelerated approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score 0-1), associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in LDL-cholesterol and a 1-point or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such a hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
In the second quarter, the Phase 3 trial in NASH triggered a $2 million milestone payment under our Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”).
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 27, 2019.
Results of Operations
Three Months Ended June 30, 2019 and 2018
The following table provides comparative unaudited results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2019	2018	$	%

Research and Development Expenses	$15,594	$5,109	10,485	205%
General and Administrative Expenses	7,110	2,717	4,393	162%
Interest Expense (Income)	(3,005)	(1,166)	1,839	158%
Other (income)	—	(200)	(200)	(100%)

	$19,699	$6,460	13,239	205%

Revenue
We had no revenue for the three months ended June 30, 2019 and 2018.

Research and Development Expenses
Our research and development expenses were $15.6 million for the three months ended June 30, 2019, compared to $5.1 million in the corresponding period in 2018. Research and development expenses increased by $10.5 million in the 2019 period due primarily to the additional activities related to the initiation of the Phase 3 clinical trial in NASH, including a payment due related to a milestone achieved under our agreement with Roche, an increase in head count, and an increase in non-cash stock compensation from stock option awards. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196 (resmetirom).
General and Administrative Expenses
Our general and administrative expenses were $7.1 million for the three months ended June 30, 2019, compared to $2.7 million in the corresponding period in 2018. General and administrative expenses increased by $4.4 million in the 2019 period due primarily to an increase in non-cash stock compensation from stock option awards. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for MGL-3196 (resmetirom), which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $3.0 million for the three months ended June 30, 2019, compared to $1.2 million in the corresponding period in 2018. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2019, and increased interest rates.
Six Months Ended June 30, 2019 and 2018
The following table provides comparative unaudited results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2019	2018	$	%

Research and Development Expenses	$27,967	$10,307	17,660	171%
General and Administrative Expenses	12,856	4,588	8,268	180%
Interest Expense (Income)	(6,044)	(1,871)	4,173	223%
Other (income)	—	(200)	(200)	(100%)

	$34,779	$12,824	21,955	171%

Revenue
We had no revenue for the six months ended June 30, 2019 and 2018.
Research and Development Expenses
Our research and development expenses were $28.0 million for the six months ended June 30, 2019, compared to $10.3 million in the corresponding period in 2018. Research and development expenses increased by $17.7 million in the 2019 period due primarily to the additional activities related to the initiation of the Phase 3 clinical trial in NASH, including a payment due related to a milestone achieved under our agreement with Roche, an increase in head count, and an increase in non-cash stock compensation from stock option awards. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for MGL-3196 (resmetirom).
General and Administrative Expenses
Our general and administrative expenses were $12.9 million for the six months ended June 30, 2019, compared to $4.6 million in the corresponding period in 2018. General and administrative expenses increased by $8.3 million in the 2019 period due primarily to an increase in non-cash stock compensation from stock option awards. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for MGL-3196 (resmetirom), which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income
Our net interest income was $6.0 million for the six months ended June 30, 2019, compared to $1.9 million in the corresponding period in 2018. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2019, and increased interest rates.
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
As of June 30, 2019, we had cash, cash equivalents and marketable securities totaling $466.4 million compared to $483.7 million as of December 31, 2018, with the decrease primarily attributable to our net operating loss. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage may increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of June 30, 2019 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors. To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates could be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(18,018)	$(14,004)
Net cash (used in) provided by investing activities	32,947	(183,036)
Net cash provided by financing activities	200	313,274

Net increase in cash and cash equivalents	$15,129	$116,234

Net cash used in operating activities was $18.0 million for the six months ended June 30, 2019, compared to $14.0 million for the corresponding period in 2018. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $32.9 million for the six months ended June 30, 2019, compared to $183.0 million used in investing activities for the corresponding period in 2018. Net cash provided by investing activities for the six months ended June 30, 2019 consisted of $299.1 million from sales and maturities of marketable securities, partially offset by $266.1 million of purchases of marketable securities for our investment portfolio. Net cash used by investing activities for the six months ended June 30, 2018 consisted of $251.9 million of purchases of marketable securities for our investment portfolio, partially offset by $68.8 million from sales and maturities of marketable securities.
Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2019, compared to $313.3 million for the corresponding period in 2018. Net cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2018 consisted of net proceeds from the issuance of common stock pursuant to the June 2018 Offering and the exercise of stock options.

Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2019, as compared to those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 8, 2019.
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
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

*	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

**	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS, INC.

Date: August 7, 2019	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)