Form 10-Q
period 2019-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2019-11-06
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of November 01, 2019, the registrant had 15,429,154 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$89,486	$57,379
Marketable securities	364,124	426,339
Prepaid expenses and other current assets	1,712	1,483

Total current assets	455,322	485,201
Property and equipment, net	181	227
Right-of-use asset	751	—

Total assets	$456,254	$485,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$773	$2,487
Accrued expenses	14,381	5,957
Lease liability	310	—

Total current liabilities	15,464	8,444
Long term liabilities:
Lease liability	441	—

Total long term liabilities	441	—

Total liabilities	15,905	8,444

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2019 and December 31, 2018; 1,969,797 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2019 and December 31, 2018; 15,429,154 and 15,409,023 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	635,535	616,573
Accumulated other comprehensive gain (loss)	292	(319)
Accumulated deficit	(195,480)	(139,272)

Total stockholders’ equity	440,349	476,984

Total liabilities and stockholders’ equity	$456,254	$485,428

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	19,447	6,211	47,414	16,518
General and administrative	4,748	5,122	17,604	9,710

Total operating expenses	24,195	11,333	65,018	26,228

Loss from operations	(24,195)	(11,333)	(65,018)	(26,228)
Interest income	2,766	2,821	8,810	4,692
Other income	—	—	—	200

Net loss	$(21,429)	$(8,512)	$(56,208)	$(21,336)

Net loss per common share:
Basic and diluted net loss per common share	$(1.39)	$(0.56)	$(3.65)	$(1.46)
Basic and diluted weighted average number of common shares outstanding	15,415,096	15,307,872	15,383,034	14,610,809

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Loss	$(21,429)	$(8,512)	$(56,208)	$(21,336)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(193)	(100)	611	(112)

Comprehensive loss	$(21,622)	$(8,612)	$(55,597)	$(21,448)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Exercise of common stock options	—	—	8,041	—	83	—	—	83
Compensation expense related to stock options for services	—	—	—	—	6,022	—	—	6,022
Unrealized gain on marketable securities	—	—	—	—	—	497	—	497
Net loss	—	—	—	—	—	—	(15,080)	(15,080)
Balance at March 31, 2019	1,969,797	$—	15,417,064	$2	$622,678	$178	$(154,352)	$468,506
Exercise of common stock options	—	—	9,233	—	117	—	—	117
Compensation expense related to stock options for services	—	—	—	—	7,755	—	—	7,755
Unrealized gain on marketable securities	—	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	—	(19,699)	(19,699)

Balance at June 30, 2019	1,969,797	$—	15,426,297	$2	$630,550	$485	$(174,051)	$456,986
Exercise of common stock options	—	—	2,857	—	35	—	—	35
Compensation expense related to stock options for services	—	—	—	—	4,950	—	—	4,950
Unrealized gain on marketable securities	—	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	—	(21,429)	(21,429)

Balance at September 30, 2019	1,969,797	$—	15,429,154	$2	$635,535	$292	$(195,480)	$440,349

Balance at December 31, 2017	1,969,797	$—	14,227,634	$1	$288,750	$(31)	$(106,461)	$182,259
Exercise of common stock options	—	—	23,092	—	265	—	—	265
Compensation expense related to stock options for services	—	—	—	—	1,167	—	—	1,167
Unrealized loss on marketable securities	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(6,364)	(6,364)
Balance at March 31, 2018	1,969,797	$—	14,250,726	$1	$290,182	$(174)	$(112,825)	$177,184
Exercise of common stock options	—	—	35,078	—	1,185	—	—	1,185
Issuance of common shares in equity offering, excluding related parties, net of transaction costs	—	—	1,079,580	1	311,824	—	—	311,825
Compensation expense related to stock options for services	—	—	—	—	2,227	—	—	2,227
Unrealized gain on marketable securities	—	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	—	(6,460)	(6,460)

Balance at June 30, 2018	1,969,797	$—	15,365,384	$2	$605,418	$(43)	$(119,285)	$486,092
Exercise of common stock options	—	—	27,925	—	451	—	—	451
Compensation expense related to stock options for services	—	—	—	—	4,976	—	—	4,976
Unrealized gain on marketable securities	—	—	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	(8,512)	(8,512)

Balance at September 30, 2018	1,969,797	$—	15,393,309	$2	$610,845	$(143)	$(127,797)	$482,907

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(56,208)	$(21,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,727	8,370
Depreciation and amortization expense	84	71
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(229)	(281)
Accounts payable	(1,714)	(898)
Accrued expense	8,424	(2,514)
Accrued interest, net of interest received on maturity of investments	1,574	(2,654)

Net cash used in operating activities	(29,342)	(19,242)

Cash flows from investing activities:
Purchases of marketable securities	(407,073)	(524,935)
Sales and maturities of marketable securities	468,325	119,885
Purchases of property and equipment, net of disposals	(38)	(14)

Net cash provided by (used in) investing activities	61,214	(405,064)

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	311,825
Proceeds from the exercise of common stock options	235	1,900

Net cash provided by financing activities	235	313,725

Net increase (decrease) in cash and cash equivalents	32,107	(110,581)
Cash and cash equivalents at beginning of period	57,379	148,627

Cash and cash equivalents at end of period	$89,486	$38,046

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$900	$—

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound,
MGL-3196
(resmetirom), is being advanced for
non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated a Phase 2 study of resmetirom in NASH in October 2016. In February 2017, the Company initiated a Phase 2 study of resmetirom in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). Both Phase 2 studies were fully enrolled in 2017, the HeFH study was completed in February 2018, and the NASH study was completed in May 2018. The Company initiated a Phase 3 study of resmetirom in NASH in March 2019.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three and nine months ended September 30, 2019 and 2018, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any realized gains or losses on marketable securities.
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
Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of September 30, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2019 and December 31, 2018, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of our drug, and conducted Phase
1-3
clinical trials, all of which are considered research and development expenditures. Significant judgment and estimates are made in determining the amount of research and development costs recognized in each reporting period. The Company analyzes the progress of its clinical trials, completion of milestones under its license agreements, invoices received and contracted costs when estimating research and development costs. Actual results could differ from the Company’s estimates. The Company’s historical estimates for research and development costs have not been materially different from the actual costs.

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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the nine months ended September 30, 2019 and 2018, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Common Stock Options	1,461,237	1,123,582
Unvested Restricted Common Stock	—	52,063
Preferred Stock	1,969,797	1,969,797
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

ASU
2016-02
is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted ASU
2016-02
effective January 1, 2019. There was no significant retrospective impact from the adoption. The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease exception and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). In 2019, the Company accounted for a new lease under the guidance (see Note
8
).
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
The Company has incurred losses since inception, including approximately $56.2 million for the nine months ended September 30, 2019, resulting in an accumulated deficit of approximately $195.5 million as of September 30, 2019. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s equity securities.
The Company believes that its cash, cash equivalents and marketable securities at September 30, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$1,975	$—	$—	$1,975
Money market funds (Level 1)	87,511	—	—	87,511
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	89,486	—	—	89,486
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	278,707	264	(9)	278,962
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	85,125	59	(22)	85,162

Total cash, cash equivalents and marketable securities	$453,318	$323	$(31)	$453,610

1
1

	December 31, 2018
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,004	$—	$—	$2,004
Money market funds (Level 1)	43,401	—	—	43,401
Corporate debt securities due within 3 months of date of purchase (Level 2)	11,974	—	—	11,974

Total cash and cash equivalents	57,379	—	—	57,379
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	426,658	14	(333)	426,339

Total cash, cash equivalents and marketable securities	$484,037	$14	$(333)	$483,718

5. Accrued Liabilities
Accrued liabilities as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued contract research costs	$7,882	$571
Compensation and benefits	1,936	1,797
Other	4,563	3,589

	$14,381	$5,957

6
. Stockholders’ Equity
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

ratio,

subject to adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 (the “Series A Certificate”). The terms of the Series A Preferred Stock are set forth in the Series A Certificate.
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

7
. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of September 30, 2019, the Company had options outstanding to purchase 1,461,237 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of September 30, 2019, 1,352,095 shares were available for future issuance.
The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Shares	Weighted average exercise price
Outstanding at January 1, 2019	1,132,618	$48.52
Options granted	369,500	119.29
Options exercised	(20,131)	11.67
Options cancelled	(20,750)	173.79

Outstanding at September 30, 2019	1,461,237	$65.15

Exercisable at September 30, 2019	922,149	$40.55
The total cash received by the Company as a result of stock option exercises was $0.2 million and $1.9 million, respectively, for the nine months ended September 30, 2019 and 2018. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2019 and 2018 were $91.65 and $136.43, respectively.
Restricted Common Stock
The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.
The following table summarizes unvested restricted share activity during the nine months ended September 30, 2019:

	Shares	Weighted average exercise price
Outstanding at January 1, 2019	52,063	$9.45
Vested	(52,063)	9.45

Outstanding at September 30, 2019	—	$—

Stock-Based Compensation Expense
Stock-based compensation expense during the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Stock options	$4,922	$4,852	$18,455	$8,002
Restricted stock	28	124	272	368

Total stock-based compensation expense	$4,950	$4,976	$18,727	$8,370

Effect of stock-based compensation expense by line item:
Research and development	$2,404	$1,179	$6,647	$2,287
General and administrative	2,546	3,797	12,080	6,083

Total stock-based compensation expense included in net loss	$4,950	$4,976	$18,727	$8,370

Unrecognized stock-based compensation expense as of September 30, 2019 was as follows (in thousands):

	Unrecognized stock compensation expense	Weighted average remaining period (in years)
Stock options	$35,429	2.86
Restricted stock	—	—

Total	$35,429	2.86

8
. Leases
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
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of September 30, 2019 was as follows (in thousand):

Operating Leases
2019	$89
2020	363
2021	371
2022	31
Thereafter	—

Total minimum payments	$854
Less: imputed interest	103

Present value of lease liabilities	$751

As of September 30, 2019, the weighted average remaining operating lease term was 2.3 years and the weighted average discount rate used to determine the operating lease liabilities was 5.5%. Operating lease costs were $93 thousand and $267 thousand, short-term lease costs were $23 thousand and $138 thousand, and there were no variable lease costs for the three and nine months ended September 30, 2019, respectively.

9
. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. In 2019, the Company commenced a Phase 3 study in
Non-Alcoholic
Steatohepatitis (NASH), which triggered a $2 million milestone payment under the agreement. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from
MGL-3196
(resmetirom). A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the nine months ended September 30, 2019 and 2018.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.

1
5

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
About Madrigal Pharmaceuticals, Inc.
Our Focus.
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate,
MGL-3196
(resmetirom), is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or
THR-
ß, agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic
steatohepatitis, or NASH.
Our Patient Market Opportunity.
NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In the United States alone, NAFLD is estimated to affect approximately 27% to 34% of the population, or an estimated 86 million to 108 million people, and approximately 10% to 20% of this population is projected to progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 9 million to 15 million people in the United States, or three percent to five percent of the population, with similar prevalence in Europe and Asia.

Our Completed Studies.
For NASH, we enrolled 125 patients in a Phase 2 clinical trial with resmetirom. We achieved the
12-week
primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline
36-week
results at the conclusion of the Phase 2 clinical trial in May 2018. We have completed treatment in a
36-week,
open-label extension study in 31 participating NASH patients from our Phase 2 clinical trial, which includes 14 patients who received placebo in the main study. We also completed a 116 patient Phase 2 clinical trial and announced results in February 2018 for the use of resmetirom in patients with heterozygous familial hypercholesterolemia, or HeFH. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in eight completed Phase 1 trials in a total of 219 subjects. Resmetirom appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulation versus capsule formulation, a multiple dose drug interaction study, and a multiple dose drug interaction with food effect study.
Our Ongoing and Planned Studies.
On March 28, 2019, the Company announced that it had initiated a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such a hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints. We are also planning a second Phase 3 trial in NASH and NAFLD patients to further assess effects on LDL-cholesterol, other atherogenic lipids, biomarkers of fibrosis, MRI-PDFF and fibroscans to better characterize potential clinical benefits of resmetirom on cardiovascular and liver related endpoints using noninvasive measures.
Recent Developments
Initiation of Phase 3 clinical trial in NASH
In March of 2019 we initiated a Phase 3 trial in NASH, described in detail above under “About Madrigal; Our Ongoing and Planned Studies.” In the second quarter, the Phase 3 NASH trial triggered a $2 million milestone payment under our Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”).
FDA grants Fast Track designation for resmetirom in NASH
In October 2019, FDA granted Fast Track designation to resmetirom for NASH.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report on Form
 10-K
for the fiscal year ended December 31, 2018 filed with the SEC on February 27, 2019.

Results of Operations
Three Months Ended September 30, 2019 and 2018
The following table provides comparative unaudited results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%

Research and Development Expenses	$19,447	$6,211	13,236	213%
General and Administrative Expenses	4,748	5,122	(374)	(7%)
Interest Expense (Income)	(2,766)	(2,821)	(55)	(2%)
Other (income)	—	—	—	—

	$21,429	$8,512	12,917	152%

Revenue
We had no revenue for the three months ended September 30, 2019 and 2018.
Research and Development Expenses
Our research and development expenses were $19.4 million for the three months ended September 30, 2019, compared to $6.2 million in the corresponding period in 2018. Research and development expenses increased by $13.2 million in the 2019 period due primarily to the additional activities related to the initiation of the Phase 3 clinical trial in NASH, an increase in head count, and an increase in non-cash
stock compensation from stock option awards. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for
MGL-3196
(resmetirom).
General and Administrative Expenses
Our general and administrative expenses were $4.7 million for the three months ended September 30, 2019, compared to $5.1 million in the corresponding period in 2018. General and administrative expenses decreased by $0.4 million in the 2019 period due primarily to a decrease in non-cash
stock compensation from stock option awards, partially offset by increases in other general and administrative expenses. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for
MGL-3196
(resmetirom), which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $2.8 million for the three months ended September 30, 2019, compared to $2.8 million in the corresponding period in 2018.
Nine Months Ended September 30, 2019 and 2018
The following table provides comparative unaudited results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	$	%

Research and Development Expenses	$47,414	$16,518	30,896	187%
General and Administrative Expenses	17,604	9,710	7,894	81%
Interest Expense (Income)	(8,810)	(4,692)	4,118	88%
Other (income)	—	(200)	(200)	(100%)

	$56,208	$21,336	34,872	163%

Revenue
We had no revenue for the nine months ended September 30, 2019 and 2018.

Research and Development Expenses
Our research and development expenses were $47.4 million for the nine months ended September 30, 2019, compared to $16.5 million in the corresponding period in 2018. Research and development expenses increased by $30.9 million in the 2019 period due primarily to the additional activities related to the initiation of the Phase 3 clinical trial in NASH, including a payment due related to a milestone achieved under our agreement with Roche, an increase in head count, and an increase in non-cash
stock compensation from stock option awards. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for
MGL-3196
(resmetirom).
General and Administrative Expenses
Our general and administrative expenses were $17.6 million for the nine months ended September 30, 2019, compared to $9.7 million in the corresponding period in 2018. General and administrative expenses increased by $7.9 million in the 2019 period due primarily to an increase in non-cash
stock compensation from stock option awards. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for
MGL-3196
(resmetirom), which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $8.8 million for the nine months ended September 30, 2019, compared to $4.7 million in the corresponding period in 2018. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2019.
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
As of September 30, 2019, we had cash, cash equivalents and marketable securities totaling $453.6 million compared to $483.7 million as of December 31, 2018, with the decrease primarily attributable to our net operating loss. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage may increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of September 30, 2019 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors. To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates could be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(29,342)	$(19,242)
Net cash (used in) provided by investing activities	61,214	(405,064)
Net cash provided by financing activities	235	313,725

Net increase (decrease) in cash and cash equivalents	$32,107	$(110,581)

Net cash used in operating activities was $29.3 million for the nine months ended September 30, 2019, compared to $19.2 million for the corresponding period in 2018. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $61.2 million for the nine months ended September 30, 2019, compared to $405.1 million used in investing activities for the corresponding period in 2018. Net cash provided by investing activities for the nine months ended September 30, 2019 consisted of $468.3 million from sales and maturities of marketable securities, partially offset by $407.1 million of purchases of marketable securities for our investment portfolio. Net cash used by investing activities for the nine months ended September 30, 2018 consisted of $524.9 million of purchases of marketable securities for our investment portfolio, partially offset by $119.9 million from sales and maturities of marketable securities.
Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2019, compared to $313.7 million for the corresponding period in 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of proceeds from exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of net proceeds from the issuance of common stock pursuant to the June 2018 Offering and the exercise of stock options.
Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2019, as compared to those disclosed in our Quarterly Report on Form
 10-Q
for the quarter ended March 31, 2019, filed with the SEC on May 8, 2019.
Off-Balance
Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the current risk profile of our investments, we believe that an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.
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
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

**	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS, INC.

Date: November 6, 2019	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer (Principal Financial and Accounting Officer)