Form 10-K
period 2019-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2020-02-26
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number:
001-33277

MADRIGAL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Tower Bridge 200 Barr Harbor Drive, Suite 200 West Conshohocken, Pennsylvania	19428
(Address of principal executive offices at December 31, 2018)	(Zip Code)
Registrant’s telephone number, including area code:
(267)824-2827
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
of the Exchange Act).    Yes
☐
    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant based upon the closing sale price of the registrant’s common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $884,202,105. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2020 the registrant had 15,429,154 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items
 10-14
of this Form
 10-K
is incorporated by reference to the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form
 10-K,
provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form
 10-K
to be filed within such
120-day
period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
 10-K
for the fiscal year ended December 31, 2019, includes “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements in this Annual Report can be identified by words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts, “projects,” “forecasts,” “goal,” “continue,” “should,” “could,” “will,” “would,” or other forms of these words or similar words or expressions or the negative expression thereof. In particular, forward-looking statements contained in or incorporated by reference to this Annual Report relate to, among other things,
•	Anticipated or estimated future results, including the risks and uncertainties associated with our future operating performance and financial position,
•	Our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, market trends, competitive position, industry environment and potential growth opportunities,
•	Our clinical trials, research and development activities, and the timing and results associated with the future development of our lead product candidate, MGL-3196 (resmetirom),
•	Our primary and secondary study endpoints for resmetirom, the potential for achieving such endpoints and projections, including those regarding potential future NASH resolution, safety, fibrosis treatment, cardiovascular effects and lipid treatment with resmetirom,
•	Optimal dosing levels for resmetirom and projections regarding potential NASH or NAFLD patient benefits with resmetirom,
•	Market demand for and acceptance of our products,
•	Research, development and commercialization of new products,
•	Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections,
•	Risks associated with meeting the objectives of clinical studies, including, but not limited to our ability to achieve enrollment objectives concerning patient number (including an adequate safety database) and/or timing for our studies, any delays or failures in enrollment, the occurrence of adverse safety events, and the risks of successfully conducting trials that are substantially larger than our past trials,
•	Risks related to our ability to accomplish our business development objectives and realize the anticipated benefit of any such transactions, and
•	Assumptions underlying any of the foregoing.
We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.
Forward-looking statements represent our management’s current beliefs and assumptions based on information currently available. Forward-looking statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks and uncertainties in greater detail in the section entitled “Risk Factors” in

Part I, Item 1A of this Annual Report, as well as in our other filings with the SEC. You should read this Annual Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.
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

References in this Annual Report on Form
 10-K
to Madrigal, the Company, we, our and us refer to Madrigal Pharmaceuticals, Inc. “Madrigal” is a registered trademark of Madrigal Pharmaceuticals, Inc. in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
Executive Overview
We are a clinical-stage biopharmaceutical company pursuing novel therapeutics that target a specific thyroid hormone receptor pathway in the liver, which is a key regulatory mechanism common to a spectrum of cardio-metabolic and fatty liver diseases with high unmet medical need. Our lead product candidate,
MGL-3196
(resmetirom), is a proprietary,
first-in-class,
orally administered, small molecule, liver-directed, thyroid hormone receptor-ß
(THR-
ß) selective agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states including non-alcoholic
steatohepatitis, or NASH. A
36-week,
Phase 2 clinical trial has been completed and the
12-week
primary and secondary endpoints were achieved in the main study, results were reported in December 2017, and positive topline
36-week
results were reported at the conclusion of the Phase 2 clinical trial in May 2018. There was an extension study in a subset of the patients that completed the main
36-week
study, which was completed in 2019.
On March 28, 2019 the Company announced that it had initiated the MAESTRO-NASH Phase 3 trial with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is currently being conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis are be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at Week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the Week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such a hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
On December 10, 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
double-blind, placebo controlled Phase 3 clinical study in 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. In addition,
MAESTRO-NAFLD-1
includes an open label arm in which up to 100 patients will be dosed with 100 mg resmetirom. The MAESTRO
-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint).
The Company has also completed a Phase 2 clinical trial in 116 patients with heterozygous familial hypercholesterolemia (HeFH), and we reported the results in February 2018. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in eight completed Phase 1 trials in a total of 219 healthy volunteers. Resmetirom appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulations versus capsule formulation, and a multiple dose drug interaction and food effect study. Further, we have initiated a Phase 1 trial to study patients with varying degrees of hepatic impairment (including patients with mild, moderate and severe hepatic impairment) and NASH patients.
The following chart summarizes the status of our product candidate development programs for resmetirom and
MGL-3745,
a preclinical compound which has similar thyroid receptor selectivity to resmetirom and is thus a potential backup compound for resmetirom:

Key Developments
Initiation of MAESTRO-NASH Phase 3 clinical trial
On March 28, 2019 the Company announced that it had initiated a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist,
MGL-3196
(resmetirom). This double-blind, placebo-controlled study will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such a hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
Initiation of
MAESTRO-NAFLD-1
Phase 3 clinical trial
On December 10, 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
double-blind, placebo controlled Phase 3 clinical study in 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. In addition,
MAESTRO-NAFLD-1
includes an open label arm in which up to 100 patients will be dosed with 100 mg resmetirom. The MAESTRO
-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint).
MGL-3196
(resmetirom) Phase 2 Clinical Trial in NASH
The Company successfully completed a Phase 2 clinical trial in NASH in 2018. In this clinical trial, resmetirom demonstrated statistical significance in the primary endpoint (p<0.0001), the relative reduction of liver fat compared with baseline on magnetic resonance imaging-estimated proton density fat fraction, or
MRI-PDFF,
at
12-weeks
which was reported in December 2017, and statistically significant results in multiple
36-week
endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy as set forth in the table below, which was reported in May 2018. This clinical trial was published in the Lancet in November, 2019.

	MGL-3196	MGL-3196 MRI-PDFF Responders(1)	Placebo
Number of patients with baseline and end-of-study liver biopsies(2)	73	46	34
> 2 Point Decrease in NAS	56%	70%	32%
	p=0.02	p=0.001
NASH Resolution	27%	39%	6%
	p=0.02	p=0.001

(1)	resmetirom MRI-PDFF Responders = resmetirom treated patients with >=30% relative fat reduction on Week 12 MRI-PDFF

(2)	does not include one end-of-study liver biopsy that was inadequate

Resmetirom treated patients with greater than or equal to 30% fat reduction on
MRI-PDFF
at
12-weeks
demonstrated a higher percentage of nonalcoholic fatty liver disease activity score, or NAS, reduction and NASH resolution. In patients with NASH resolution, 35% of resmetirom treated patients and no placebo patients had a baseline NAS greater than or equal to five. In resmetirom patients with NASH resolution, fibrosis also resolved in 50% of such patients and was decreased statistically significantly relative to all placebo patients.
Further,
36-week
results from our Phase 2 clinical trial in NASH showed:
•	Sustained, highly statistically significant (p<0.0001) reduction in liver fat compared with placebo on
36-week
MRI-PDFF
and mean relative fat reduction of 37% with resmetirom treated patients in contrast with 8.5% with placebo patients;

•	Sustained, statistically significant reductions (p<0.0001) in resmetirom compared to placebo treated patients in low-density
lipoprotein cholesterol
(LDL-C)
and apolipoprotein B (ApoB) of more than 20%, triglycerides (TG) of 36% and lipoprotein(a) of 37%;

•	Statistically significant reductions in liver enzymes (ALT, AST and GGT) relative to placebo (all p=0.002) and a 40% reduction in ALT in patients with elevated baseline levels (p=0.01);

•	Statistically significant reductions in fibrosis biomarkers in MGL-3196 treated patients as compared with placebo patients;

•	On liver biopsy, fibrosis was reduced by at least one point in 23% of placebo patients and 29% of resmetirom treated patients;

•	Very good all subject tolerability: mostly mild and a few moderate adverse events, or AEs, which were balanced between drug treated patients and placebo patients; and

•	An increase in incidence of a transient mild diarrhea at beginning of study, often a single episode, in resmetirom treated patients compared with placebo patients.

MGL-3196
(resmetirom) Phase 2 Clinical Trial in HeFH
In February 2018, we announced
top-line
results from our Phase 2 clinical trial in HeFH. In this trial, patients treated with resmetirom (placebo corrected) achieved highly significant (p< 0.0001)
LDL-C
lowering of 18.8%, and 21%
LDL-C
lowering in those patients receiving an optimal dose of resmetirom.
LDL-C
lowering was 28.5% in patients treated with resmetirom as compared to placebo in a prespecified group of patients who did not tolerate high intensity statin doses. Highly significant (p<0.0001) and numerically similar results were observed with ApoB. Highly significant (p<0.0001) TG
 (25-31%),
apolipoprotein CIII (22.7%), and Lp(a) lowering
(26-33%)
were observed in all patients treated with resmetirom and certain prespecified subgroups, irrespective of statin treatment.
Resmetirom has been well-tolerated with mostly mild AEs and some moderate AEs, the numbers of which are balanced between placebo and drug-treatment groups. Fewer than seven percent of patients did not complete the study, and patients who discontinued for AEs, all mild to moderate, were balanced between drug-treated and placebo patients. There were two serious AEs in the study, both considered unrelated to treatment, one in a placebo and one in a drug-treated patient.
Lead Product
Candidate—MGL-3196
(resmetirom)
We believe that resmetirom may be the first
THR-agonist
product candidate in development for NASH that selectively targets the THR-ß pathway. Active thyroid hormone, known as T3, interacts with two nuclear receptors, THR-
α
, which is the predominant receptor expressed in most human tissues, including heart and bone, and THR-ß, which has more restricted tissue expression, and is the predominant receptor responsible for metabolic actions in the liver, including both cholesterol- and
TG-lowering.
Selective activation of the THR-ß receptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, which may be complementary to those of other lipid-lowering therapies such as statin drugs. We believe that these characteristics of THR-ß activation by resmetirom will in turn lead to clinically meaningful reductions in
LDL-C,
and plasma and liver TGs.
We believe that resmetirom is the first selective small molecule THR-ß agonist compound. Resmetirom, along with
MGL-3745,
a potential backup compound to resmetirom, was discovered at
Hoffmann-La
Roche, or Roche, in Nutley, New Jersey, by utilizing a novel functional assay that, unlike a simple receptor binding assay, assessed the functional activity of compounds which interacted with thyroid hormone receptors. In a published study by Madrigal and Roche in the Journal of Medicinal Chemistry using this functional assay, resmetirom was shown to be highly selective for the THR-ß receptor, with almost no effect on THR-
α
, unlike other compounds purported in published studies to be ß -selective based on binding affinity, but which were shown to equally activate THR-
α
and THR-ß in the novel functional assay.
We believe that the ß-selectivity and liver-targeting properties of resmetirom are critically important for resmetirom’s beneficial metabolic actions in the liver, and enable avoidance of safety issues associated with THR-
α
activation by thyroid hormone and/or less selective THR agonists in tissues such as heart and bone. In a variety of preclinical animal model studies, resmetirom showed enhanced safety relative to T3 or other thyroid agonists. In animal models, resmetirom demonstrated cholesterol lowering, liver TG lowering, and reduction of markers of NASH-related liver inflammation and fibrosis at drug levels similar to those that lowered
LDL-C
in human clinical trials, providing data to support the advancement of resmetirom into NASH and FH clinical trials. In chronic animal toxicology studies in dogs and rats, no effects on bone or cartilage histology were seen at any resmetirom dose in either species.

Resmetirom did not increase liver enzymes in Phase 1 studies and there were no bone and cartilage histologic findings in chronic animal toxicology studies.
MGL-3196
(resmetirom) Clinical and
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
We have completed Phase 1 studies with resmetirom in a total of 219 subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of resmetirom. Our Phase 1 studies included randomized, placebo-controlled, double-blind, single and
14-day
multiple-dose escalation studies, drug-interaction studies with statins, with the antidiabetic agent pioglitazone, and with the antiplatelet agent clopidogrel. In addition, a study using radiolabeled resmetirom, a study of a tablet versus capsule formulation of resmetirom, and a multiple dose drug interaction and food effect study have also been completed. In Phase 1 studies, resmetirom appeared safe and was well-tolerated up to 200 mg once daily. The results of these studies suggest that resmetirom is suitable for once-daily oral dosing. Currently there is an ongoing Phase 1 hepatic impairment study to characterize the safety and pharmacokinetics of resmetirom in patients with hepatic impairment.
In a Phase 1 multiple ascending dose study in healthy subjects, the effects of resmetirom on lipid parameters were assessed as initial markers of pharmacodynamic activity (Atherosclerosis
230:373-380,
2013). As illustrated in the figure below, daily doses of resmetirom ranging from 50 to 200 mg showed highly statistically significant reductions relative to placebo of up to 30% for
LDL-C
(range,
p=.05-<0.0001),
28% for
non-high-
density lipoprotein cholesterol, or
non-HDL-C
(range, p
 =0.027-p<0.0001)
and 24% for ApoB (range, p
 =0.008-0.0004),
and statistical trends of up to 60% reduction in TG (range, p
 =0.13-0.016).
The near maximal lipid effects were observed at a resmetirom dose of 80 mg once-daily. Resmetirom was well-tolerated at all doses, with no dose-related adverse events or liver enzyme, electrocardiography, or vital-sign changes. At the highest dose of resmetirom (200 mg), there was a reversible reduction of 20% in the level of a precursor hormone to T3, free T4, which was significantly different from placebo (p < 0.0001) that may be explained by increased liver metabolism of free T4. There was no change in thyrotropin, a pituitary hormone that regulates the level and production of thyroid hormone by the thyroid gland or T3, or other evidence of central thyroid axis dysfunction at any dose of resmetirom.

Change in Lipids After 14 Days

Change from Baseline (CFB) by mean % CFB calculated for each individual subject 24 h after 14th dose; baseline value obtained just prior to first dose; ApoB, apolipoprotein B; Chol, total cholesterol;
LDL-C,
LDL cholesterol directly measured;
Non-HDL-C,
non-HDL
cholesterol; TG, triglycerides (median %CFB).
In a Phase 2 double-blind, placebo-controlled, multi-center clinical trial, 116 patients with HeFH
who were not at their
LDL-C
goal were randomized in a 2:1 ratio to receive either resmetirom or placebo, in addition to their current cholesterol lowering regimen, which included approximately 75% taking high intensity statins (20/40 mg rosuvastatin or 80 mg atorvastatin), and about two-thirds
of patients also taking ezetimibe. Compared to placebo, resmetirom treated patients achieved highly significant (p< 0.0001)
LDL-C
lowering of 18.8%, and 21%
LDL-C
lowering in those on an optimal dose of resmetirom.
LDL-C
lowering was 28.5% in resmetirom treated compared to placebo in a prespecified group of patients who did not tolerate high intensity statin doses. Highly significant (p<0.0001) and numerically similar results were observed with ApoB. Highly significant reductions (p<0.0001) in TG
 (25-31%),
ApoCIII (22.7%) and Lp(a)
 (26-33%)
were observed in all resmetirom treated patients and prespecified subgroups, irrespective of statin treatment.
In the NASH Phase 2 double-blind, placebo-controlled, multi-center clinical trial, 125 patients 18 years of age and older with liver biopsy-confirmed NASH were randomized at approximately 25 clinical sites in the United States. Patients were randomized to receive either placebo (N=41) or resmetirom (N=84). The starting dose in resmetirom-treated patients was 80 mg once a day. The study employed an adaptive dosing design whereby, in a blinded fashion, the dose could be adjusted by small amounts (i.e. 20 mg up or down) or remain at 80 mg in each resmetirom-treated patient based on a pharmacokinetic analysis of drug level performed in each patient at 2 weeks. The primary endpoint of the study was the reduction of liver fat at 12 weeks compared with baseline (relative change), assessed by
MRI-PDFF,
with efficacy confirmed at the end of the trial (36 weeks) by repeat
MRI-PDFF
and conventional liver biopsy to examine histological evidence for the resolution of NASH. Other secondary endpoints included changes in clinically relevant biomarkers at 12 and 36 weeks, improvement in fibrosis by at least one stage with no worsening of steatohepatitis, and safety and tolerability.
Resmetirom demonstrated statistical significance (p<0.0001) in the primary endpoint, the relative reduction of liver fat on
MRI-PDFF
at 12 weeks. At 36 weeks, statistically significant results were demonstrated in multiple histology endpoints including key secondary endpoints related to the reduction and resolution of NASH (see Table on page 3). At 36 weeks, resmetirom treated patients demonstrated sustained, statistically significant (p<0.0001) reductions compared to placebo treated patients in
LDL-C
and ApoB of more than 20%, TGs of 36% and Lp(a) of 37%. In addition, resmetirom demonstrated statistically significant reductions in liver enzymes (ALT, AST and GGT) relative to placebo (all p=0.002).

Our Strategy
Our goal is to become a leading biopharmaceutical company developing and commercializing innovative liver-directed, ß-selective thyroid hormone receptor agonists for the treatment of cardio-metabolic and liver disease, fibrosis and inflammation. A key element is building a multi-therapy NASH focused company. To achieve our goal, we plan to:
•
Complete clinical development and seek regulatory approval of MGL-3196 (resmetirom) in NASH.
 We successfully completed a Phase 2 clinical trial in NASH in 2018. NASH is a disease driven by the growing epidemic of obesity, with a significant unmet need for approved therapies that are effective and well tolerated. We believe resmetirom is an excellent candidate for the chronic treatment of NASH due to its safety profile and first-in-class
pleiotrophic actions in liver cells and potential to reduce cardiovascular risk in NASH patients.

•
Establish commercial capabilities to market MGL-3196 (resmetirom) as a leading treatment for NASH.
If approved, we may choose either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize resmetirom, or to collaborate with one or more third parties to accomplish these tasks. Patients with NASH are primarily managed by a concentrated group of liver specialists in the United States and Europe. We believe this will enable us to launch resmetirom in NASH in a cost-effective, targeted manner.

•
Grow our pipeline through additional indications for MGL-3196 (resmetirom) potentially including orphan indications.
We believe that resmetirom has the potential to be an effective treatment for other disease indications that are rare diseases or may be designated rare diseases and we may pursue orphan drug designation where possible.

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
MGL-3196
(resmetirom) in NASH
We are developing resmetirom for NASH. Based on the scientific literature in human and animal studies, we believe that NASH livers in humans frequently have a deficiency in THR-ß activity that leads to features of NASH, including fatty liver, inflammation and fibrosis, and that treatment with resmetirom will replace this hormone deficiency and be an effective NASH treatment. We believe that resmetirom is an excellent candidate for the chronic treatment of NASH because of its safety and tolerability profile observed to date in healthy subjects, its effects in reducing cardiovascular risk factors such as
LDL-C
and TGs in early-stage clinical trials, and its multiple beneficial effects in animal models of NASH. CVD is the most common cause of death in patients with NASH. We have completed multiple studies in animal models of metabolic diseases, dyslipidemia and NASH in which resmetirom demonstrated a statistically significant reduction in liver TGs, insulin resistance, liver enzymes (which may be elevated in NASH), and markers of inflammation and fibrosis. We believe that resmetirom will treat the underlying lipotoxicity that drives the inflammation and liver cell damage observed in NASH patients, and after the underlying lipotoxicity is treated, NASH-related liver fibrosis will resolve as the liver regenerates.

MGL-3196
(resmetirom) NASH Phase 2 and 3 Clinical Studies
In October 2016, we initiated a Phase 2 proof of concept clinical trial in patients with liver biopsy documented NASH, including those with type-2
diabetes, dyslipidemia and hypertension. In the study we randomized 125 NASH patients 2:1, resmetirom or placebo QD in a double-blind, placebo-controlled, study of once-daily resmetirom versus placebo in patients with NASH, including those with type-2
diabetes. Patients continued treatment through 36 weeks. The study was conducted in the United States. The primary endpoint was to evaluate the efficacy of resmetirom as measured by the reduction of liver fat at 12 weeks, and the secondary endpoint was to evaluate the efficacy of resmetirom as measured by a reduction of NASH, which was assessed by liver biopsy, at 36 weeks. Other secondary and exploratory endpoints included safety and tolerability, and effects on serum biomarkers at 12 and 36 weeks, lipid parameters, and biomarker measures of insulin sensitivity. We reached our top-line
analysis of the primary endpoint in December 2017, and we reached our top-line
analysis of the secondary endpoint (NASH assessment on liver biopsy) in May 2018. There was an extension study in a subset of the patients that completed the main
36-week
study which was completed in 2019.
In September 2013, the American Association for the Study of Liver Disease and the FDA conducted a joint workshop focused on trial designs and endpoints in drug and diagnostic development for liver disease secondary to NAFLD, including NASH. In December 2014, the journal Hepatology accepted for publication a manuscript summarizing the workshop output, including potentially acceptable surrogate endpoints for clinical studies supporting the approval of agents for NASH and liver fibrosis. We believe that our Phase 2 NASH study design incorporated surrogate secondary endpoints consistent with the current FDA requirements for demonstration of efficacy in registrational trials. Following completion of our Phase 2 clinical trial of resmetirom in NASH patients, we held an end of Phase 2 meeting with the FDA, received positive feedback.
In March 2019 the Company announced that it had initiated a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist,
MGL-3196
(resmetirom). This double-blind, placebo-controlled study will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such a hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
In December 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
double-blind, placebo controlled Phase 3 clinical study in 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. In addition,
MAESTRO-NAFLD-1
includes an open label arm in which up to 100 patients will be dosed with 100 mg resmetirom. The MAESTRO
-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint).
Madrigal has agreement on liver biopsy endpoints with the FDA, and long term liver related benefit endpoints for the treatment of NASH. Given that NASH is an evolving field, and FDA evaluates risk versus benefit prior to approval, Phase 3 data will be carefully reviewed by FDA. However, currently there are ongoing Phase 3 clinical trials of compounds to treat NASH by other companies in which it is contemplated that accelerated approval of the compounds under FDA subpart H, which provides for accelerated approval of certain new drug products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments, would be based on the surrogate endpoint of histological evidence of NASH resolution without the worsening of fibrosis. It is expected that these trials would continue after approval to confirm the long term clinical benefit of NASH resolution based on a reduction in patients progressing to cirrhosis and other liver related events.
Dyslipidemia in NASH patients
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
We believe our studies to date in patients with NASH and patients with HeFH, have demonstrated the pleiotropic activity of resmetirom and the potential of the drug to reduce an array of atherogenic lipoproteins, including
LDL-C,
ApoB, TG, ApoCIII, and Lp(a). As a result, we intend to also focus our development of resmetirom on patients with NASH who have elevated lipid levels, because it is unlikely that liver biopsy will be required to diagnose NASH, there is a potential for resmetirom to address patients across the entire NASH spectrum including patients with earlier stages of NASH and NASH-fibrosis..
MGL-3196
(resmetirom) in Familial Hypercholesterolemia (FH)
FH is a genetic disorder characterized by aggressive and early onset CVD. In people with FH, genetic mutations make the liver incapable of metabolizing or removing excess
LDL-C,
causing very high
LDL-C
levels in the blood. There are two forms of FH: HoFH, a less common condition where mutation is inherited from both parents, and HeFH, a more common condition where mutation is inherited from just one parent. The vast majority of the cholesterol circulating in a person’s body is produced by the liver. Cholesterol is a necessary component in the structure and function of human cells. Individuals with FH are unable to recycle this natural supply of cholesterol that their bodies are constantly producing. Therefore, the cholesterol levels of an individual with FH are exceedingly high. Over time, the elevated blood cholesterol can lead to blockages in the arteries of the heart and/or brain. The longer a person experiences high
LDL-C,
the more likely he or she will be to experience a cardiovascular event (
i.e.
, heart attack or stroke).
In preclinical animal studies resmetirom lowered
LDL-C
in a variety of species as a monotherapy and also when dosed in combination with statins. Resmetirom also showed the potential to lower Lp(a), a severely atherogenic particle that is frequently elevated in patients with FH. A previous THR agonist, eprotirome, demonstrated clinical proof of concept for the THR target in Phase 3 FH clinical trials by significantly lowering
LDL-C
and Lp(a) in patients with HeFH who were on standard treatments such as statins and ezetimibe. The development of eprotirome ceased during the Phase 3 FH trial due to liver toxicity observed in the trial as well as eprotirome-induced cartilage damage seen in chronic toxicology studies in dogs. Because of its high level of THR-ß selectivity, its liver-targeting properties, and its absence of findings in chronic animal toxicology studies, we believe that resmetirom will avoid the toxicity issues of previous THR agonist compounds and may be a beneficial treatment for FH patients.

MGL-3196
(resmetirom) FH Phase 2 Clinical Plan
In February 2017, we initiated a Phase 2 clinical trial of resmetirom for the treatment of HeFH. In the study we randomized HeFH patients 2:1, resmetirom or placebo QD in double-blind, placebo-controlled fashion. Patients continued treatment through 12 weeks. The study was conducted in Europe. In this 12 week clinical trial, the primary endpoint was to evaluate the efficacy of resmetirom as measured by the percent reduction in
LDL-C
as compared with placebo. Secondary endpoints included safety and tolerability, and evaluated the efficacy of resmetirom to reduce a variety of lipid parameters, including non-HDL-C,
ApoB, TGs, Lp(a), apoA/B, and lipoprotein particles. In February 2018, we announced positive results from the 12 week Phase 2 clinical trial of resmetirom for the treatment of HeFH. Resmetirom treated patients achieved highly significant reductions in
LDL-C,
ApoB, TG, ApoCIII, and Lp(a) in all patients and prespecified subgroups.
Collaborations
VIA Pharmaceuticals, Inc., or VIA, entered into a research, development and commercialization agreement, or the Roche Agreement, with Roche, on December 18, 2008. We subsequently assumed all of VIA’s rights in, to and under, and all of VIA’s obligations under, the Roche Agreement pursuant to an asset purchase agreement, dated September 14, 2011. Pursuant to the terms of the Roche Agreement, we, as successor-in-interest
to VIA, assumed control of all development and commercialization of
MGL-3196
(resmetirom) and will hold exclusive worldwide rights for all potential indications. Under the Roche Agreement, Roche exclusively licensed certain patent rights and know-how
relating to resmetirom in exchange for consideration consisting of an upfront payment, milestone payments, the remainder of which total $8 million and are tied to regulatory approval in the United States and Europe of resmetirom or any derivative product, and single-digit royalty payments based on net sales of resmetirom and any derivative products, subject to certain reductions. In 2011, we commenced Phase 1 clinical trials and subsequently paid Roche a related milestone payment. In October 2016, we commenced a Phase 2 study in NASH and subsequently paid Roche a related milestone payment. In 2019, we commenced a Phase 3 study in NASH and subsequently paid Roche a $2 million related milestone payment. Except as described above, we have not achieved any additional product development or regulatory milestones under the Roche Agreement and have generated no net sales of products developed from resmetirom.
Pursuant to the Roche Agreement, we must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing resmetirom. If we determine that it is not reasonable to continue clinical trials or other development of resmetirom, we may elect to cease further development and Roche may terminate the license. If we determine not to pursue the development or commercialization of resmetirom in certain jurisdictions, including the United States, Roche may terminate the license for such territories. The Roche Agreement will expire, unless earlier terminated pursuant to other provisions of the agreement, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing resmetirom, or (ii) ten years after the first sale of a product containing resmetirom.
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
•	Our potential competitors may have substantially greater financial, technical, and personnel resources than us. In addition, many of these competitors have significantly greater commercial infrastructures. Our ability to compete successfully will depend largely on our ability to leverage our collective experience in drug discovery, development and commercialization to:
•	discover and develop medicines that are differentiated from other products in the market,

•	obtain patent and/or proprietary protection for our products and technologies;
•	obtain required regulatory approvals;
•	obtain a commercial partner;
•	commercialize our drugs, if approved; and
•	attract and retain high-quality research, development and commercial personnel.
There are currently no therapeutic products approved for the treatment of NASH. There are several commercially available products that are currently used off-label
for NASH, such as vitamin E, an antioxidant, insulin sensitizers, such as pioglitazone, anti-hyperlipidemic agents, such as gemfibrozil, pentoxifylline, ursodiol and others. In addition, there are numerous drugs in development for the treatment of NASH. Intercept Pharmaceuticals, Inc. submitted a NDA in September 2019 and MAA in December 2019 for obeticholic acid for the treatment of patients with fibrosis due to NASH. We are aware of several companies that have product candidates in clinical development for the treatment of NASH, including Gilead Sciences, Inc., Galectin Therapeutics, Inc., Allergan plc / Tobira Pharmaceuticals, Inc., Galmed Medical Research Ltd., Genfit Corp., Cirius Therapeutics, Novartis AG, Novo Nordisk A/S, Takeda, Inventiva, Boehringer Ingelheim GmbH, Bristol-Myers Squibb, Pfizer, Inc., Sanofi S.A., NGM Biopharmaceutical, Viking Therapeutics, Akero Therapeutics, and MedImmune LLC, and there are other companies with candidates in earlier stages of development. Given resmetirom’s actions on the underlying biological pathways across the spectrum of early to late stages of NASH, its CV beneficial effects, and its complementary mechanism to other therapies, we believe that resmetirom has the potential to be used alone or in combination with some of these potential NASH products.
There are several marketed products, both generic and proprietary, available for the treatment of HoFH and HeFH. We believe that resmetirom has the potential to be used in combination with several of these products. Available marketed products include: various statins, Merck’s ezetimibe, Aegerion’s lomitapide, Ionis’ mipomersen, Amgen’s evolocumab and Sanofi/Regeneron’s alirocumab. In addition, there are multiple drugs in development for the treatment of FH, including Gemphire’s gemcabene, Merck’s anacetrapib, Esperion’s
ETC-1002,
and drugs at an earlier stage of development. Given resmetirom’s pleoitropic lipid-lowering actions, its complementary mechanism to statins and other lipid-lowering drugs, and its potential for lowering Lp(a), we believe that resmetirom has the potential to be used in combination with the standard of care to treat patients with HoFH and HeFH.
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
Research and Development
Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. Our research and development expenses were $72.3 million for the year ended December 31, 2019, $25.4 million for the year ended December 31, 2018, and $24.4 million for year ended December 31, 2017. The increase in research and development expenses was primarily due to the advancement of clinical programs to Phase 3 studies, further API manufacturing studies and the continuation of preclinical studies. We expect research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
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
We own or
co-own:
three United States and 15 foreign issued patents and allowed patent applications; and one United States and 36 foreign pending patent applications, each of which relates to composition-of-matter
of resmetirom, including certain dosage forms, and its use in the treatment of key disease indications. Our current patent portfolio covers the United States and certain other jurisdictions worldwide. In addition, pursuant to the Roche Agreement, Roche granted us an exclusive license to certain United States and foreign patents and patent applications owned by Roche and Roche know-how
relating to resmetirom. The Roche Agreement imposes various diligence, milestone payment, royalty payment, insurance, indemnification, and other obligations on us.
Issued United States patents directed to resmetirom, including certain dosage forms, have statutory expiration dates between 2026 and 2033, excluding any patent term extensions that might be available following the grant of marketing authorizations. Issued patents outside of the United States directed to resmetirom, including certain dosage forms, have statutory expiration dates between 2026 and 2033. We have pending patent applications for resmetirom that, if issued, would be expected to expire in the United States and in countries outside of the United States between 2033 and 2039, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.
Our trademarks are protected under the common law and/or by registration in the United States and other countries. We seek to protect our proprietary processes, in part, by confidentiality agreements and invention assignment agreements with our personnel, including consultants and commercial partners. These agreements are designed to protect our proprietary information.
Orphan Drug Designation
Some potential target disease indications for resmetirom are rare diseases or may be designated rare diseases and we plan to pursue orphan drug designation where possible. If granted, each such designation might provide for regulatory exclusivity for seven years in the United States and ten years in the EU from the date of product approval for individual indications.

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
United States Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters and other types of enforcement-related letters, requesting product recalls, product seizures, changes to the conditions surrounding marketing approval such as labeling changes or changes to a Risk Evaluation and Mitigations Strategies, or REMS, program, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement of profits, or civil or criminal investigations and penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•	completion of preclinical laboratory tests, animal studies and formulation studies according to GLP or other applicable regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	completion of registration batches and validation of the manufacturing process to show ability to consistently produce quality batches of product;

•	satisfactory completion of a FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the safety and quality of the product. Animal studies must be performed in compliance with FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the
30-day
time period, places the clinical trial on a clinical hold or a partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance,
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

The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. Further, success in either preclinical studies or early-stage clinical trials does not assure success in later-stage clinical trials. Sponsors of all controlled clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health, which are publicly available at http://clinicaltrials.gov.
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
United States Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA conducts a preliminary review of all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth
substantive review. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which generally outlines the deficiencies in the submission and may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA, or an approval letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. In addition, the FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases, dosages or patient populations, or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.
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
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half
the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.
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
Fast Track Designation and Accelerated Approval
The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for such a disease or condition. Under the fast track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.
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
In FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. In May 2014, the FDA published a Guidance for Industry entitled, “Expedited Programs for Serious Conditions-Drugs and Biologics” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. The FDA has already granted this designation to over 30 new drugs and has approved several.
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
Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.
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
As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, in the EU, if any of our products receive marketing approval in the European Economic Area, or EEA, which is comprised of the 28 member states of the EU plus Norway, Iceland and Liechtenstein, we expect that we will benefit from eight years of data exclusivity and an additional two years of marketing exclusivity. An additional one-year
extension of marketing exclusivity is possible if during the data exclusivity period we obtain an authorization for one or more new therapeutic indications that is deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents biosimilars from relying on the holder of the marketing authorization for the reference biological medicine’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a biosimilar product application may be submitted and the sponsoring companies may rely on the marketing authorization holder’s data. However, a biosimilar medicine cannot launch until 2 years later (or a total of ten years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of eleven years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight year data exclusivity period.
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
Reimbursement
Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in significant part on the availability and adequacy of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list which might not include all of the
FDA-approved
products for a particular indication. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.
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
As of February 21, 2020, we had twenty nine full-time employees, including twenty three engaged in research, development, and regulatory activities, and six in executive, general and administrative functions, and multiple part-time consultants.

General Information
We were incorporated in Delaware in September 2011. Our principal executive offices are located at 200 Barr Harbor Drive, Suite 200, West Conshohocken, PA 19428. Our Internet website address is www.madrigalpharma.com. No portion of our website is incorporated by reference into this Annual Report on Form
 10-K.
We advise you to read this Annual Report on Form
 10-K
in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2020 annual meeting of stockholders, our quarterly reports on Form
 10-Q
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
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for
MGL-3196
(resmetirom) and other future product candidates. As of December 31, 2019, we had an accumulated deficit of approximately $223.2 million. Losses have principally resulted from costs incurred in our preclinical and clinical trials, research and development programs and from our general and administrative expenses. As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $439.0 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if resmetirom or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.
We currently generate no revenue from product sales, and we may never be able to commercialize resmetirom or other future product candidates. We do not currently have the required approvals to market resmetirom or any other future product candidates, and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
Our business depends on the success of
MGL-3196
(resmetirom), which is still in clinical development and has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize resmetirom, or we experience significant delays in doing so, our business will be materially harmed.
To date, the sole focus of our product development has been resmetirom, a liver-directed selective thyroid hormone receptor beta agonist for potential use in non-alcoholic
steatohepatitis, or NASH, and familial hypercholesterolemia, or FH. Successful continued development and ultimate regulatory approval of resmetirom for NASH or dyslipidemia is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of resmetirom. We will need to raise sufficient funds to successfully complete our clinical development program for resmetirom in NASH and dyslipidemia. The future regulatory and commercial success of resmetirom is subject to a number of risks, including the following:
•	we may not have sufficient financial and other resources to complete the necessary clinical trials for resmetirom, including, but not limited to, our planned registrational clinical trials to obtain drug approval;

•	the mechanism of action of resmetirom is complex and we do not know the degree to which it will translate into a therapeutic benefit, if any, in NASH, dyslipidemia or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long term safety issues or adverse events, if any, when resmetirom is taken for prolonged periods such as in the treatment of NASH, dyslipidemia or any other indication;

•	we may not be able to obtain adequate evidence from clinical trials of efficacy and safety for resmetirom in NASH, dyslipidemia or any other indication;

•	we do not know the degree to which resmetirom will be accepted as a therapy by physicians, patients and payors, even if approved;

•	in our clinical programs for resmetirom, we may experience variability in patients, adjustments to clinical trial procedures and the need for additional clinical trial sites, which could delay our clinical trial progress;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to resmetirom, which could delay or prevent further clinical development;

•	the standards implemented by clinical or regulatory agencies may change at any time;

•	we cannot be certain what efficacy endpoints foreign clinical or regulatory agencies may require in a Phase 3 clinical trial of NASH or dyslipidemia or for approval of our product candidates; we also cannot be certain if we will be able to gain accelerated approval of any of our product candidates based on surrogate endpoints;

•	foreign clinical or regulatory agencies will likely require efficacy endpoints for Phase 3 clinical trials for the treatment of NASH or dyslipidemia that differ from the endpoints of our current Phase 2 trials and the results of our Phase 3 clinical trials may not be as favorable as the results we have observed to date in our current trials;

•	other differences in the design of our planned Phase 3 clinical trials of the treatment of NASH, including the use of a new tablet formulation of resmetirom and the inclusion of patients with more advanced NASH, could cause the results of our Phase 3 trials to be less favorable than the results we observed in our Phase 2 trials in NASH;

•	if we obtain accelerated approval of a product candidate based on a surrogate endpoint, we will likely be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of the product candidate and if the post-approval trial is not successful we may not be able to continue marketing the product;

•	we cannot be certain of the number and type of clinical trials and non-clinical studies that FDA or other regulatory agencies will require in order to approve resmetirom or NASH or dyslipidemia;

•	if approved for NASH, resmetirom will likely compete with the off-label use of currently marketed products and other therapies in development that may reach approval for NASH prior to resmetirom;

•	if approved for dyslipidemia, resmetirom will likely compete with currently approved and marketed products and other therapies in development that may reach approval for dyslipidemia prior to resmetirom; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage results in the submission of a new drug application, or NDA, to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market resmetirom, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize resmetirom. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize resmetirom, we may not be able to generate sufficient revenue to continue our business.
Clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. Furthermore, the results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials, including resmetirom, may not have favorable results in later clinical trials or receive regulatory approval.
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
Because resmetirom has not yet received regulatory approval for any indication, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development and obtain the necessary regulatory approvals for commercialization.
Resmetirom has not yet received regulatory approval for the treatment of NASH, dyslipidemia or any other indication, and unexpected problems may arise that could cause us to delay, suspend or terminate our development efforts in any or all indications. Further, resmetirom has not yet demonstrated efficacy in patients with NASH or dyslipidemia, and the long-term safety consequences of a liver-directed thyroid hormone receptor beta agonist are not known. Regulatory approval of new product candidates such as resmetirom can be more expensive and take longer than approval for candidates for the treatment of more well-understood diseases with previously approved products.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for resmetirom if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. We expect our Phase 3 clinical trials of resmetirom will require that we enroll significantly more patients than were enrolled in our Phase 2 trials. Patient enrollment, a significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For instance, we are aware that other companies conducting clinical trials in NASH patients have had delays in recruiting patients for their trials. In the proposed clinical trials, patient willingness to undergo a liver biopsy in our NASH trials, and identification of patients willing to participate in our dyslipidemia trials, are also risk factors. Potential patients for resmetirom may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.

The FDA typically requires sponsors of lipid-lowering product candidates to conduct drug-drug interaction studies with statins because statins may have increased safety risks when administered together with other drug therapies that affect their pharmacokinetic profile. We have completed two Phase 1 clinical drug interaction studies of resmetirom and statins in 39 normal healthy volunteers, which showed resmetirom to have a favorable safety profile and to be well-tolerated. We have completed a Phase 2 clinical trial in NASH including patients taking low dose statins. We have also completed a Phase 2 clinical trial in HeFH including patients taking high dose statins. In general, drug interactions between resmetirom and statins and any other drug that might result in adverse events could delay development in later clinical trials.
We will be required to identify and enroll a sufficient number of patients for each of our planned clinical trials of resmetirom for NASH and dyslipidemia indications, respectively. We also may encounter difficulties in identifying and enrolling NASH patients and dyslipidemia patients with a stage of disease appropriate for our future clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.
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
Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application in the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing
versions of a drug to facilitate the approval of an abbreviated new drug application or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product and that the generic product is bioequivalent to our product, meaning it is absorbed in the body at the same rate and to the same extent as our product. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than our product to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product or any of our partners’ future products, if any, would materially adversely affect our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made and expect to make in our or any of our partners’ product candidates, including resmetirom.
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
Although the development and commercialization of resmetirom is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to thyroid hormone, orphan and other diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to in-license
or acquire other product candidates as well as commercial products to treat patients suffering from thyroid hormone, orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates may require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, be successfully commercialized, be widely accepted in the marketplace, or be more effective than other commercially available alternatives.
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify, develop and commercialize products will be impaired.
We are highly dependent on principal members of our management team, including our Chief Executive Officer, Paul A. Friedman, M.D., and our President, Research and Development, and Chief Medical Officer , Rebecca Taub, M.D. These executives each have significant pharmaceutical industry experience. The loss of any member of our management team or scientific staff, including Drs. Friedman and Taub, would impair our ability to identify, develop and market new products. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.
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
We currently have no marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If our product candidate, resmetirom, is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize resmetirom, or to outsource this function to a third party. Either of these options would be expensive and time-consuming. Some or all of these costs may be incurred in advance of any approval of resmetirom. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of resmetirom and other future product candidates.
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
Even if we obtain FDA approval of resmetirom or any other future product candidate, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.
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
The Coronavirus, and/or similar outbreaks, could have a material, adverse impact on us.
An outbreak of respiratory illness caused by a new coronavirus named “2019-nCoV” (the “Coronavirus”), which was first detected in Wuhan City, Hubei Province, China, has resulted in tens of thousands of infections in China and continues to spread, including to the United States. On January 30, 2020, the World Health Organization declared the Coronavirus outbreak a “public health emergency of international concern.” If the Coronavirus worsens in China or if the Chinese government’s efforts to contain the Coronavirus continue to restrict the movement of goods and people in China, our business activities originating from China, including our manufacturing and supply chain related activities could be adversely affected. In addition, if the Coronavirus continues to spread outside of China, our business in general could be adversely affected. If either of the foregoing were to occur in the future, it could materially, adversely affect our results of operations, financial condition and cash flows.

Risks Relating to Our Intellectual Property
Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of a license to resmetirom granted to us by Roche.
We entered into a Research, Development and Commercialization Agreement, or the Roche Agreement, with
Hoffmann-La
Roche, or Roche, on December 18, 2008. Pursuant to the terms of the Roche Agreement, we assumed control of all development and commercialization of resmetirom and hold exclusive worldwide rights for all potential indications. Under the Roche Agreement, Roche exclusively licensed certain patent rights and know-how
relating to resmetirom in exchange for consideration consisting of an upfront payment, milestone payments tied to the achievement of product development and regulatory milestones, and royalty payments based on net sales of products containing resmetirom or another licensed product, subject to certain reductions. We must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing resmetirom. If we determine that it is not reasonable to continue clinical trials or other development of resmetirom, we may elect to cease further development and Roche may terminate the license. If we determine not to pursue the development or commercialization of resmetirom in certain jurisdictions, including the United States, Roche may terminate the license for such territories. The Roche Agreement will expire, unless earlier terminated pursuant to other provisions thereof, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing resmetirom, or (ii) ten years after the first sale of a product containing resmetirom.
Under the Roche Agreement, Roche controls prosecution of the licensed patent rights, although we have a right to comment.
We do not have, nor have we had, any material disputes with Roche regarding the Roche Agreement. However, if there is any future dispute between us and Roche regarding the parties’ rights under the Roche Agreement, our ability to develop and commercialize resmetirom, or any other product candidate covered by the Roche Agreement, may be materially harmed. Any uncured, material breach under the Roche Agreement could result in our loss of exclusive rights to resmetirom and may lead to a complete termination of the Roche Agreement and force us to cease product development efforts for resmetirom.
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
Composition-of-matter
patents on the biological or chemical active pharmaceutical ingredients are generally considered to offer the strongest protection of intellectual property and provide the broadest scope of patent protection for pharmaceutical products, as such patents provide protection without regard to any method of use or any method of manufacturing. While we have licensed rights to issued composition-of-matter
patents in the United States and other jurisdictions for resmetirom, we cannot be certain that the claims in issued composition-of-matter
patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in owned and licensed patent applications covering our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, and valid by courts in the United States or by the patent offices and courts in foreign jurisdictions. Even if we owned and licensed patent applications covering our product candidates, the patents may not be enforced against competitors. For example, a formulation patent will not be enforced against those making and marketing a product that has the same active pharmaceutical ingredient in a different formulation that is not claimed in the formulation patent.
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
Our licensed
composition-of-matter
patent licensed from Roche for resmetirom is expected to expire in the United States in 2026. Our co-owned
patents and pending patent applications that cover our particular solid form, dosage, method of manufacturing, and uses of resmetirom to treat various indications are expected to expire in 2033. While patent term adjustments or patent term extensions could result in later expiration dates for each of these patents, there can be no assurances that we will receive any patent adjustments or patent term extensions. The patent application process and patent maintenance and enforcement are subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
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
The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of resmetirom or our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:
•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing resmetirom for NASH or dyslipidemia or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or

•	require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of patent infringement against us as of the filing date of this report, others may hold proprietary rights that could prevent resmetirom or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market resmetirom or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing resmetirom or our other product candidates, which could harm our business, financial condition and operating results.
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
While we have licensed from Roche issued
composition-of-matter
patents directed at resmetirom in the United States and other countries, filing, prosecuting and defending patents on resmetirom in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries may not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing their inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with resmetirom, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Risks Related to Our Financial Position and Need for Capital
If we fail to obtain the capital necessary to fund all of our planned operations, we may be unable to successfully develop and commercialize resmetirom and other future product candidates.
Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next 12 months, we may require additional working capital in order to complete the remaining clinical development for resmetirom and our other product candidates through potential regulatory approval and through potential commercialization of these product candidates. We expect our spending levels to increase in connection with our clinical trials of resmetirom as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
•	the type, number, scope, progress, expansion costs, results of and timing of our future clinical trials or the need for additional clinical trials of resmetirom for NASH and dyslipidemia or any of our other product candidates which we are pursuing or may choose to pursue in the future;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining regulatory approval for resmetirom for NASH and dyslipidemia and any of our other product candidates;

•	the costs and timing of obtaining or maintaining manufacturing for resmetirom for NASH and dyslipidemia and any of our other product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales, marketing and reimbursement capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships;

•	costs associated with any new product candidates that we may develop, in-license or acquire;

•	the effect of competing technological and market developments; and

•	the costs associated with operating as a public company.

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
If we are unable to obtain additional funding on a timely basis, we may be unable to complete planned clinical trials for resmetirom for NASH and dyslipidemia and any of our other product candidates, and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us.
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
Certain stockholders affiliated and associated with our officers and directors collectively own approximately 33.3% of our outstanding common stock as of December 31, 2019 and acting together, may have the ability to substantially affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.
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
As of December 31, 2019, there were: 1,969,797 shares of Series A Convertible Preferred stock outstanding, all of which were readily convertible into a like number of shares of our common stock at the option of the holders (the “Common Shares Underlying Our Preferred Stock”); an additional 1,461,987 shares of our common stock issuable upon the exercise of outstanding stock options (the “Common Shares Underlying Our Stock

Options”); and 4,177,854 shares of our common stock (the “Bay City Capital Holdings”) held by our largest stockholder, Bay City Capital LLC (“Bay City”). The Bay City Capital Holdings represent approximately 27% of our outstanding common as of December 31, 2019, and are capable of being sold directly (by Bay City) or indirectly (following any future distribution of Bay City Capital Holdings by Bay City to its partners), and any material sale of such shares could significantly reduce the market price of our common stock and impair our ability to raise adequate capital. The Common Shares Underlying Our Preferred Stock (assuming the full conversion of all currently outstanding preferred shares), the Common Shares Underlying Our Stock Options (assuming the complete exercise of all outstanding stock options) and the Bay City Capital Holdings represent 40.3% of our common stock on an as converted basis. Sales of a substantial number of any of such shares of our common stock or other equity-related securities in the public markets, could depress the market price of our common stock. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. Such sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.
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
We lease our approximately 10,500 square-foot corporate headquarters facility located in West Conshohocken, Pennsylvania. We believe our facility is adequate for our current needs. Our lease expires in January 2022. We plan to acquire additional space as our business continues to grow. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.
Item 3.	Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Market Information
The term “Private Madrigal” refers to Madrigal Pharmaceuticals, Inc. prior to the consummation of the Merger.
Our common stock has traded on the Nasdaq stock market under the symbol “MDGL” since July 25, 2016, the trading date following the consummation of our merger with Private Madrigal. Prior to July 25, 2016, our common stock was traded on the Nasdaq stock market under the symbol “SNTA.”
Holders
As of February 20, 2020, there were approximately 28 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2015 and December 31, 2019, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The vertical line on July 21, 2016 notes the date of the Merger.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The above Stock Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing.
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated herein by reference to our 2020 Proxy Statement.

Item 6.	Selected Financial Data
The statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this Annual Report on Form
 10-K.
The statements of operations data for the year ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements not included in this Annual Report on Form
 10-K.
The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this Annual Report on Form
 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Total revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	72,324	25,389	24,390	15,933	2,427
General and administrative	22,648	15,293	7,672	9,290	806

Total operating expenses	94,972	40,682	32,062	25,223	3,233

Loss from operations	(94,972)	(40,682)	(32,062)	(25,223)	(3,233)
Interest income (expense), net	11,024	7,671	558	(1,165)	(3,612)
Other income	—	200	350	—	—

Net loss	$(83,948)	$(32,811)	$(31,154)	$(26,388)	$(6,845)

Net loss per common share:
Basic and diluted net loss per common share	$(5.45)	$(2.22)	$(2.54)	$(5.07)	$(40.03)
Basic and diluted weighted average number of common shares outstanding	15,394,659	14,796,712	12,244,939	5,204,644	171,012

	As of December 31,
	2019	2018	2017	2016	2015
			(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$439,045	$483,718	$191,527	$40,500	$306
Total assets	442,056	485,428	192,313	41,210	364
Total liabilities	25,491	8,444	10,054	4,800	49,277
Accumulated deficit	(223,220)	(139,272)	(106,461)	(75,307)	(48,920)
Total stockholders’ equity (deficit)	$416,565	$476,984	$182,259	$36,410	$(48,913)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Risk Factors in Part I, Item 1A and disclosures under “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report on Form
 10-K,
the audited financial statements and accompanying notes, included elsewhere in this Annual Report on Form
 10-K,
and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Synta” refers to Synta Pharmaceuticals Corp. prior to the consummation of the Merger described herein. Unless otherwise indicated, references to the terms “Madrigal,” the “Company,” “we,” “our” and “us” refer to Private Madrigal prior to the consummation of the Merger described herein and Madrigal Pharmaceuticals, Inc. (formerly known as Synta Pharmaceuticals Corp.) upon the consummation of the Merger described herein.
About Madrigal Pharmaceuticals, Inc.
Our Focus.
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, resmetirom (resmetirom), is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or
THR-
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
Our Ongoing and Planned Studies.
On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a
2-point
reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such a hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
On December 10, 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
double-blind, placebo controlled Phase 3 clinical study in 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. In addition,
MAESTRO-NAFLD-1
includes an open label arm in which up to 100 patients will be dosed with 100 mg resmetirom. The MAESTRO
-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint).
Recent Developments
Initiation of MAESTRO-NASH Phase 3 clinical trial
In March of 2019 we initiated a Phase 3 trial in NASH, described in detail above under “About Madrigal; Our Ongoing and Planned Studies.” In the second quarter, the Phase 3 NASH trial triggered a $2 million milestone payment under our Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”).
FDA grants Fast Track designation for resmetirom in NASH
In October 2019, FDA granted Fast Track designation to resmetirom for NASH.
Initiation of
MAESTRO-NAFLD-1
Phase 3 clinical trial
In December 2019 we initiated a Phase 3 trial in presumed NASH, described in detail above under “About Madrigal; Our Ongoing and Planned Studies.”
Other Key Developments
Clinical Trials
In October 2016, we initiated a Phase 2 clinical trial in NASH ([NCT02912260] at www.ClinicalTrials.gov). The randomized, double-blind, placebo-controlled, multi-center Phase 2 study enrolled 125 patients 18 years of age and older with biopsy-confirmed NASH. Patients were randomized to receive either placebo or resmetirom, twice as many receiving resmetirom as placebo. Efficacy was confirmed at the end of the trial (36 weeks) by repeat Magnetic Resonance Imaging—Proton Density Fat Fraction, or
MRI-PDFF,
and conventional liver biopsy to examine histological evidence for the resolution of NASH. Recent published data show a high correlation of reduction of liver fat measured by
MRI-PDFF
to NASH scoring on liver biopsy. Other secondary endpoints included changes in clinically relevant biomarkers at 12 and 36 weeks, improvement in fibrosis by at least one stage with no worsening of steatohepatitis, and safety and tolerability. We reached our top-line
analysis of the primary endpoint in December 2017, and we reached our top-line
analysis of multiple
36-week
endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy, in May 2018.
In February 2017, we initiated a Phase 2 clinical trial in HeFH ([NCT03038022] at www.ClinicalTrials.gov). The
12-week,
randomized, double-blind, placebo-controlled, multi-center Phase 2 clinical trial enrolled 116 patients with HeFH in several European countries. Patients were randomized in a 2:1 ratio to receive either resmetirom or placebo, in addition to their current drug regimen (including high dose statins and/or ezetimibe). The primary endpoint of the study was reduction of LDL cholesterol, with secondary endpoints including reductions in TGs, Lp(a), and ApoB, as well as safety. Lp(a) is a severely atherogenic lipid particle, commonly elevated in familial hypercholesterolemia patients, the levels of which are not adequately reduced by existing lipid lowering therapies. THR-ß agonism is one of the few therapeutic approaches that can substantially lower Lp(a). In February 2018, we announced positive results from the 12 week Phase 2 clinical trial in HeFH.
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased year over year in each of 2017, 2018, and 2019 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates
Completion dates and costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates at this point in time. We expect that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-

based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of our drug, and conducted Phase
1-3
clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its preclinical studies and clinical trials, completion of milestones events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates. The Company’s historical estimates for research and development costs have not been materially different from the actual costs.
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
Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
Revenue
We did not generate any revenue during the years ended December 31, 2019 and 2018, respectively.
Operating Expenses
The following table provides comparative results of our operating expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,		Increase / (Decrease)
	2019	2018	$	%

Research and Development Expenses	$72,324	$25,389	46,935	185%
General and Administrative Expenses	22,648	15,293	7,355	48%
Interest (Income)	(11,024)	(7,671)	3,353	44%
Other (Income)	—	(200)	(200)	(100%)

	$83,948	$32,811	51,137	156%

Research and Development Expense
Our research and development expenses were $72.3 million for the year ended December 31, 2019 compared to $25.4 million for the year ended December 31, 2018. Research and development expenses increased by $46.9 million in the 2019 period due primarily to the additional activities related to the initiation of the Phase 3 clinical trial in NASH, including a payment due related to a milestone achieved under our agreement with Roche, an increase in head count, and an increase in non-cash
stock compensation from stock option awards. We expect our research and development expenses to increase over the next several years as we advance our clinical and preclinical development programs for resmetirom and as we increase our research and development efforts in connection therewith.
General and Administrative Expense
Our general and administrative expenses were $22.6 million for the year ended December 31, 2019 compared to $15.3 million for the year ended December 31, 2018. General and administrative expenses increased by $7.4 million in the 2019 period due primarily to an increase in non-cash
stock compensation from stock option awards. We expect our general and administrative expenses to increase over the next several years as we advance our clinical and preclinical development programs for resmetirom and continue operating as a public company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.
Interest Income
Our interest income was $11.0 million for the year ended December 31, 2019 compared to $7.7 million for the year ended December 31, 2018. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2019.
Comparison of the Years Ended December 31, 2018 and 2017
Revenue
We did not generate any revenue during the years ended December 31, 2018 and 2017, respectively.
Operating Expenses
The following table provides comparative results of our operating expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,		Increase / (Decrease)
	2018	2017	$	%
Research and Development Expenses	$25,389	$24,390	999	4%
General and Administrative Expenses	15,293	7,672	7,621	99%
Interest (Income)	(7,671)	(558)	7,113	1275%
Other (Income)	(200)	(350)	(150)	(43%)

	$32,811	$31,154	1,657	5%
Research and Development Expense
Our research and development expenses were $25.4 million for the year ended December 31, 2018 compared to $24.4 million for the year ended December 31, 2017. Research and development expenses increased by $1.0 million in the 2018 period due primarily to an increase in non-cash
stock compensation from stock option awards partially offset by a decrease related to our Phase 2 clinical trials due to the completion of treatment in 2018. We expect our research and development expenses to increase over the next several years as we advance our clinical and preclinical development programs for resmetirom and as we increase our research and development efforts in connection therewith.

General and Administrative Expense
Our general and administrative expenses were $15.3 million for the year ended December 31, 2018 compared to $7.7 million for the year ended December 31, 2017. General and administrative expenses increased by $7.6 million in the 2018 period due primarily to an increase in non-cash
stock compensation from stock option awards. We expect our general and administrative expenses to increase over the next several years as we advance our clinical and preclinical development programs for resmetirom and continue operating as a public company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.
Interest Income
Our interest income was $7.7 million for the year ended December 31, 2018 compared to $0.6 million for the year ended December 31, 2017. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2018 and increased interest rates.
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
As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling $439.0 million compared to $483.7 million as of December 31, 2018, with the decrease attributable to the funding of operations. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of December 31, 2019 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors. To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table summarizes our net cash flow activity (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(41,624)	$(25,507)	$(22,317)
Net cash (used in) provided by investing activities	30,707	(380,076)	(22,006)
Net cash provided by financing activities	235	314,335	173,805

Net (decrease) increase in cash and cash equivalents	$(10,682)	$(91,248)	$129,482

Operating Activities
Net cash used in operating activities was $41.6 million, $25.5 million, and $22.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts. Net cash used in the year ended December 31, 2019 increased from prior years predominately due to escalated clinical trial related activity.
Investing Activities
Net cash provided by investing activities was $30.7 million for the year ended December 31, 2019 and consisted primarily of $650.2 million from sales and maturities of marketable securities, partially offset by $619.3 million of purchases of marketable securities for our investment portfolio.
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
Financing Activities
Net cash provided by financing activities was $0.2 million for the year ended December 31, 2019 and consisted primarily of proceeds from the exercise of stock options.
Net cash provided by financing activities was $314.3 million for the year ended December 31, 2018 and consisted primarily of sales of our common stock in the June 2018 Registered Offering and the exercise of stock options.
Net cash provided by financing activities was $173.8 million for the year ended December 31, 2017 and consisted primarily of net proceeds from sales of our common stock under the October 2015 Sales Agreement, sales of our common stock and our preferred stock in the June 2017 Offering, and sales of our common stock in the December 2017 Registered Offering.
Contractual Obligations and Commercial Commitments
As of December 31, 2019, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	765	363	402	—	—

Total Contractual Obligations	765	363	402	—	—

Operating leases relates to our corporate headquarters facility located in West Conshohocken, Pennsylvania.
The Company has entered into customary contractual arrangements in support of the Phase 3 clinical trials.

Off-Balance
Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
 S-K.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.
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
Inflation Risk
Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 or 2017.
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
and
15d-15(e)
under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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
Management’s Report On Internal Control Over Financial Reporting
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
Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in its report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.	Other Information.

None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form
 10-K
because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2020 Proxy Statement, no later than April 30, 2020, and certain information to be included in the 2020 Proxy Statement is incorporated herein by reference.
Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference in our 2020 Proxy Statement.
Item 11.	Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference in our 2020 Proxy Statement.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference in our 2020 Proxy Statement.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions is incorporated by reference in our 2020 Proxy Statement.
Item 14.	Principal Accountant Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference in our 2020 Proxy Statement.

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

Item 15(a)(3)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

Item 15(b)	See Item 15(a)(3) above.

Item 15(c)	See Item 15(a)(2) above.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Agreement and Plan of Merger and Reorganization, dated April 13, 2016, by and among Synta Pharmaceuticals Corp., the Registrant and Saffron Merger Sub, Inc.		DEFA14A; Form 8-K (Exhibit 2.1)	4/14/2016	001-33277

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	3/31/2017	001-33277

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	6/21/2017	001-33277

3.3	Bylaws of the Registrant, as amended April 13, 2016.		DEFA14A; Form 8-K (Exhibit 3.1)	4/14/2016	001-33277

4.1	Description of Securities of the Registrant	X

Equity Agreements

10.1	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	6/21/2017	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

10.2	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.		Form 10-Q (Exhibit 10.5)	11/14/2016	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Equity Compensation Plans

10.3*	Amended 2015 Stock Plan		Definitive Proxy Statement(Annex A)	5/15/2019	001-33277

10.4*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	3/31/2017	001-33277

10.5*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	3/31/2017	001-33277

10.7*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.12)	3/31/2017	001-33277

10.8*	Form of Restricted Stock Unit Agreement under Amended 2015 Stock Plan.		Form 10-Q (Exhibit 10.1)	5/10/2016	001-33277

Agreements with Executive Officers and Directors

10.9*	Letter Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum		Form 8-K (Exhibit 10.3)	12/4/2014	001-33277

10.11*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.		Form 8-K (Exhibit 10.4)	12/4/2014	001-33277

10.12*	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.		Form 10-K (Exhibit 10.46)	3/12/2015	001-33277

10.13*	Letter Agreement, dated April 13, 2016, by and between the Company and Paul A. Friedman, M.D.		Form 8-K (Exhibit 10.3)	7/22/2016	001-33277

10.14*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	7/22/2016	001-33277

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

*	Indicates a management contract, compensatory plan or arrangement.

**	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form
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

MADRIGAL PHARMACEUTICALS INC.

Date: February 26, 2020	By:	/s/ PAUL A. FRIEDMAN, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Paul A. Friedman, M.D., Marc R. Schneebaum and Brian J. Lynch, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact
and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact
and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Exchange Act, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2020

/s/ MARC R. SCHNEEBAUM Marc R. Schneebaum	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2020

/s/ REBECCA TAUB, M.D. Rebecca Taub, M.D.	Director	February 26, 2020

/s/ FRED B. CRAVES, PH.D. Fred B. Craves, Ph.D.	Director	February 26, 2020

/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 26, 2020

/s/ KEITH R. GOLLUST Keith R. Gollust	Director	February 26, 2020

Signatures	Title	Date

/s/ DAVID MILLIGAN, PH.D. David Milligan, Ph.D.	Director	February 26, 2020

/s/ RICHARD S. LEVY, M.D. Richard S. Levy, M.D.	Director	February 26, 2020

/s/ JAMES M. DALY James M. Daly	Director	February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Madrigal Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Madrigal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Research and Development Costs
As described in Notes 2 and 5 to the consolidated financial statements, management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its preclinical studies and clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Total research and development costs incurred during the year ended December 31, 2019 were $72.3 million and research and development costs accrued were $13.8 million as of December 31, 2019.
The principal considerations for our determination that performing procedures relating to research and development costs is a critical audit matter are there was significant judgment by management when estimating the costs incurred for services performed by vendors that have not yet been invoiced in estimating the research and development costs to accrue in the reporting period. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the audit evidence obtained relating to estimates of costs accrued.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s process relating to accruing research and development costs, including controls over estimating the costs incurred for services performed by vendors that have not yet been invoiced. These procedures also included, among others, testing management’s process for estimating the research and development costs to accrue in the reporting period, evaluating the completeness and accuracy of underlying data used in management’s estimate by testing for consistency with a sample of contracts and invoices, testing the number of patients screened for and enrolled in the trial, testing the mathematical accuracy of the calculation of the accrual for research and development costs incurred, and evaluating the reasonableness of assumptions used in the estimate. Evaluating the reasonableness of assumptions used in the estimate involved assessing management’s ability to reasonably estimate costs incurred that have not been invoiced by (i) performing a comparison of the estimated accrual to average procedure rates per contracts applied to the number of patients screened for and enrolled in the trial, and by (ii) performing a comparison of the estimated accrual to actual costs incurred on similar completed preclinical studies and clinical trials.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2020
We have served as the Company’s auditor since 2016.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,697	$57,379
Marketable securities	392,348	426,339
Prepaid expenses and other current assets	1,152	1,483

Total current assets	440,197	485,201
Property and equipment, net	1,184	227
Right-of-use asset	675	—

Total assets	$442,056	$485,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,178	$2,487
Accrued expenses	23,637	5,957
Lease liability	315	—

Total current liabilities	25,130	8,444
Long term liabilities:
Lease liability	361	—

Total long term liabilities	361	—

Total liabilities	25,491	8,444

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at December 31, 2019 and December 31, 2018; 1,969,797 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at December 31, 2019 and December 31, 2018; 15,429,154 and 15,409,023 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	639,567	616,573
Accumulated other comprehensive gain (loss)	216	(319)
Accumulated deficit	(223,220)	(139,272)

Total stockholders’ equity	416,565	476,984

Total liabilities and stockholders’ equity	$442,056	$485,428

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Total revenues	$—	$—	$—
Operating expenses:
Research and development	72,324	25,389	24,390
General and administrative	22,648	15,293	7,672

Total operating expenses	94,972	40,682	32,062

Loss from operations	(94,972)	(40,682)	(32,062)
Interest income	11,024	7,671	558
Other income	—	200	350

Net loss	$(83,948)	$(32,811)	$(31,154)

Net loss per common share:
Basic and diluted net loss per common share	$(5.45)	$(2.22)	$(2.54)
Basic and diluted weighted average number of common shares outstanding	15,394,659	14,796,712	12,244,939

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	201 7
Net Loss	$(83,948)	$(32,811)	$(31,154)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	535	(288)	(56)

Comprehensive loss	$(83,413)	$(33,099)	$(31,210)

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	11,951,866	$1	$111,691	$25	$(75,307)	$36,410
Issuance of common and preferred shares in equity offerings, net of transaction costs	1,969,797	—	2,275,768	—	173,805	—	—	173,805
Compensation expense related to stock options for services	—	—	—	—	3,254	—	—	3,254
Unrealized loss on marketable securities	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(31,154)	(31,154)

Balance at December 31, 2017	1,969,797	$—	14,227,634	$1	$288,750	$(31)	$(106,461)	$182,259
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	1,079,580	1	311,824	—	—	311,825
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	101,809	—	2,510	—	—	2,510
Compensation expense related to stock options for services	—	—	—	—	13,489	—	—	13,489
Unrealized loss on marketable securities	—	—	—	—	—	(288)	—	(288)
Net loss	—	—	—	—	—	—	(32,811)	(32,811)

Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	20,131	—	235	—	—	235
Compensation expense related to stock options for services	—	—	—	—	22,759	—	—	22,759
Unrealized gain on marketable securities	—	—	—	—	—	535	—	535
Net loss	—	—	—	—	—	—	(83,948)	(83,948)

Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(83,948)	$(32,811)	$(31,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,759	13,489	3,254
Depreciation and amortization expense	112	96	77
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	332	(998)	502
Accounts payable	(1,309)	558	917
Accrued expense	16,783	(2,168)	4,087
Accrued interest, net of interest received on maturity of investments	3,647	(3,673)	—

Net cash used in operating activities	(41,624)	(25,507)	(22,317)

Cash flows from investing activities:
Purchases of marketable securities	(619,303)	(614,358)	(70,211)
Sales and maturities of marketable securities	650,182	234,304	48,330
Purchases of property and equipment, net of disposals	(172)	(22)	(125)

Net cash provided by (used in) investing activities	30,707	(380,076)	(22,006)

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	311,825	173,805
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	235	2,510	—

Net cash provided by financing activities	235	314,335	173,805

Net increase (decrease) in cash and cash equivalents	(10,682)	(91,248)	129,482
Cash and cash equivalents at beginning of period	57,379	148,627	19,145

Cash and cash equivalents at end of period	$46,697	$57,379	$148,627

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$900	$—	$—
Purchases of property and equipment in accounts payable or accrued expense at period end	897	—	250

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound,
MGL-3196
(resmetirom), is being advanced for
non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated a Phase 2 study of resmetirom in NASH in October 2016. In February 2017, the Company initiated a Phase 2 study of resmetirom in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). Both Phase 2 studies were fully enrolled in 2017, the HeFH study was completed in February 2018, and the NASH study was completed in May 2018. The Company initiated two Phase 3 studies of resmetirom in NASH in 2019.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2019, 2018 and 2017, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2019, 2018 and 2017, the Company did not have any realized gains or losses on marketable securities.
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
As of December 31, 2019 and 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the years ended December 31, 2019, 2018 and 2017, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2019 and 2018, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including

s
tock
-
based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of our drug, and conducted Phase
1-3
clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its preclinical studies and clinical trials, completion of milestones events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates. The Company’s historical estimates for research and development costs have not been materially different from the actual costs.
Patents
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s statements of operations. Patent expenses were approximately $408 thousand, $226 thousand and $176 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2019, 2018 and 2017, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	As of December 31,
	2019	2018	2017
Common stock options	1,461,987	1,132,618	976,777
Unvested restricted common stock	—	52,063	104,127
Preferred stock	1,969,797	1,969,797	1,969,797

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
2016-02
effective January 1, 2019.
Based on the modified retrospective transition approach, there was no significant retrospective impact from the adoption. The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease exception and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). In 2019, the Company accounted for a new lease under the guidance (see Note 8).
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
The Company has incurred losses since inception, including approximately $83.9 million for the year ended December 31, 2019, resulting in an accumulated deficit of approximately $223.2 million and $139.3 million as of December 31, 2019 and 2018, respectively. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s common and Series A Convertible Preferred Stock (see Note 6).
The Company believes that its cash, cash equivalents and marketable securities at December 31, 2019 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date in which those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31, 2019
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$1,772	$—	$—	$1,772
Money market funds (Level 1)	44,925	—	—	44,925
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	46,697	—	—	46,697

Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	309,365	220	(40)	309,545
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	82,767	39	(3)	82,803

Total cash, cash equivalents and marketable securities	$438,829	$259	$(43)	$439,045

	December 31, 2018
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,004	$—	$—	$2,004
Money market funds (Level 1)	43,401	—	—	43,401
Corporate debt securities due within 3 months of date of purchase (Level 2)	11,974	—	—	11,974

Total cash and cash equivalents	57,379	—	—	57,379

Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	426,658	14	(333)	426,339

Total cash, cash equivalents and marketable securities	$484,037	$14	$(333)	$483,718

5. Accrued Liabilities
Accrued liabilities as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
C ontract research costs	$13,775	$571
Compensation and benefits	2,779	1,797
Professional fees	1,177	1,062
Other	5,906	2,527

	$23,637	$5,957

6. Stockholders’ Equity (Deficit)
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

December 2017 Registered Offering of Common Stock
In December 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December 2017 Offering”) of 1,731,929 shares of the Company’s common stock, including 225,904 shares of the Company’s common stock purchased by the Underwriters pursuant to a
30-day
option to purchase such additional shares granted therein, at a public offering price of $83.00 per share. The December 2017 Offering resulted in gross proceeds to the Company of approximately $143.8 million, and net proceeds to the Company of approximately $135.7 million, after deducting the Underwriters’ discount and other estimated offering expenses payable by the Company. The December 2017 Offering closed on December 21, 2017.
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
At-The-Market
Issuance Sales Agreement
In October 2015, the Company entered into an
at-the-market
issuance sales agreement (the “October 2015 Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could issue and sell shares of its common stock. In 2017
,
215,539 shares were sold for an aggregate of approximately $3.5 million in gross proceeds, and $3.4 million in net proceeds. No shares were sold in 2019 and 2018.
7. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of December 31, 2019, the Company had options outstanding to purchase 1,461,987 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of December 31, 2019, 1,351,345 shares were available for future issuance.

The following table summarizes stock option activity during the twelve months ended December 31, 2019:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2019	1,132,618	$48.52
Options granted	378,500	118.70
Options exercised	(20,131)	11.67
Options cancelled	(29,000)	175.78

Outstanding at December 31, 2019	1,461,987	$64.67	7.37	$68,604

Exercisable at December 31, 2019	943,399	$40.38	6.94	$63,995
The total cash received by the Company as a result of stock option exercises was $0.2 million, $2.1 million and $0.0 for the years ended December 31, 2019, 2018, and 2017. The total intrinsic value of options exercised was $2.2 million in the year ended December 31, 2019. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2019, 2018 and 2017 was $91.19, $137.49 and $13.30, respectively.
Restricted Common Stock
The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period.
The following table summarizes restricted share activity during the year ended December 31, 2019:

	Shares	Weighted average exercise price
Outstanding at January 1, 2019	52,063	$9.45
Vested	(52,063)	9.45

Outstanding at December 31, 2019	—	$—

Stock-Based Compensation Expense
Stock-based compensation expense during the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense by type of award:
Stock options	$22,487	$12,997	$2,662
Restricted stock	272	492	592

Total stock-based compensation expense	$22,759	$13,489	$3,254

Effect of stock-based compensation expense by line item:
Research and development	$8,277	$3,707	$883
General and administrative	14,482	9,782	2,371

Total stock-based compensation expense included in net loss	$22,759	$13,489	$3,254

Unrecognized stock-based compensation expense on stock options as of December 31, 2019 was $32.1 million with a weighted average remaining period of 2.7 years.
8. Leases
In 2019, the Company entered into an operating lease for office space. As described within Note 2, we adopted ASU
2016-02,
“Leases,” on January 1, 2019 requiring, among other changes, operating and finance leases with terms exceeding twelve months to be recognized as a right-of-use asset (or “
ROU
”)

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
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of December 31, 2019 was as follows (in thousand):

Operating Leases
2020	$363
2021	371
2022	31
Thereafter	—

Total minimum payments	$765
Less: imputed interest	89

Present value of lease liabilities	$676
As of December 31, 2019, the weighted average remaining operating lease term was 2.0 years and the weighted average discount rate used to determine the operating lease liabilities was 5.5%.
Cash paid related to the lease liability was $297 thousand for the year ended December 31, 2019.
Operating lease costs during the year ended December 31, 2019 was $386 thousand. Rent expense during the year ended December 31
,
2018 and 2017 was $239 thousand and $134

thousand
, respectively.
 Short term and variable leases costs were immaterial during the years ended December 31, 2019, 2018 and 2017.
9. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. In 2019, the Company commenced a Phase 3 study in
Non-Alcoholic
Steatohepatitis (NASH), which triggered a $2 million milestone payment under the agreement. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the years ended December 31, 2019, 2018 and 2017.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.

10. Income Taxes
At December 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards of approximately $64.2 million available to reduce future taxable income, of
which
$40.4 million will
expire between 203
1
and 2037. The Company also has state operating loss carryforwards of approximately $52.9 million, available to reduce future taxable income, which expire between 2031

a
nd 203
9
. The Company has unused federal research and development carryforwards of approximately $5.9 million which will begin to expire in 203
1
.
The Internal Revenue Code (“IRC”) limits the amounts of NOL carryforwards that a Company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Such change in ownership could limit the Company’s utilization of the NOL, and could be triggered by subsequent sales of securities by the Company or stockholders. The deferred tax asset related to the NOL reflected on the financial statements could be affected by this limitation. Although a formal analysis has not been completed, the Company has determined that an ownership change likely occurred for Madrigal during the year ended December 31, 2017. The net operating losses are expected to be subject to an annual limitation; however, none of these NOLs is expected to expire before becoming available to reduce future taxable income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As there is no assurance of future taxable income, a full valuation allowance has been established to offset the deferred tax assets. The valuation allowance increased $26.8 million for the year ended December 31, 2019. Changes in the deferred tax asset will be recorded as an income tax benefit or expense on the accompanying consolidated statements of operations.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2019 there were no uncertain positions. The 2013 through 2018 tax returns are open to review by the IRS and state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2019.
Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Deferred Tax Liabilities
Unrealized gains on investments	$62	$—	$—
Total deferred tax liabilities	$62	$—	$—
Deferred Tax Assets
Charitable contributions	$15	$13	$4
Accrued expenses	759	498	421
Intangibles	983	477	579
Stock compensation	10,943	4,395	605
Property, plant & equipment	13	9	—
Unrealized loss on investment	—	92	9
Net operating losses	17,635	14,851	9,229
Capitalized R&D	29,364	15,108	8,671

	For the years ended December 31,
	2019	2018	2017
R&D credit	$6,141	$3,505	$1,901

Total deferred tax assets before valuation allowance	65,853	38,948	21,419
Valuation allowance	(65,791)	(38,948)	(21,419)

Total deferred tax assets	62	—	—

Net deferred tax assets	$—	$—	$—

Differences between the effective income tax rate and the US statutory rate were as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Tax benefit at U.S. federal statutory rate	$(17,629)	$(6,890)	$(10,592)
Stock based compensation	(47)	(3,415)	138
Effect of tax reform, change in federal tax rate	—	—	9,260
Other n ondeductible e xpenses	14	—	1
State income taxes benefit before valuation allowance, net of federal benefit	(6,613)	(5,460)	(704)
Increase in domestic valuation allowance	26,843	17,529	2,880
Research and development credit	(2,636)	(1,604)	(825)
Other adjustments	68	(160)	(158)

Income tax expense (benefit)	$—	$—	$—

11. Quarterly Financial Data (unaudited)
The following tables present a summary of quarterly results of operations for 2019 and 2018 (in thousands, except shares and per share data):

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	12,373	15,594	19,447	24,910
General and administrative	5,746	7,110	4,748	5,044

Total operating expenses	18,119	22,704	24,195	29,954

Loss from operations	(18,119)	(22,704)	(24,195)	(29,954)
Interest income	3,039	3,005	2,766	2,214
Other income	—	—	—	—

Net loss	$(15,080)	$(19,699)	$(21,429)	$(27,740)

Net loss per common share:
Basic and diluted net loss per common share	$(0.98)	$(1.28)	$(1.39)	$(1.80)
Basic and diluted weighted average number of common shares outstanding	15,364,465	15,368,986	15,415,096	15,429,154

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,198	5,109	6,211	8,871
General and administrative	1,871	2,717	5,122	5,583

Total operating expenses	7,069	7,826	11,333	14,454

Loss from operations	(7,069)	(7,826)	(11,333)	(14,454)
Interest income	705	1,166	2,821	2,979
Other income	—	200	—	—

Net loss	$(6,364)	$(6,460)	$(8,512)	$(11,475)

Net loss per common share:
Basic and diluted net loss per common share	$(0.45)	$(0.45)	$(0.56)	$(0.75)
Basic and diluted weighted average number of common shares outstanding	14,127,868	14,383,720	15,307,872	15,348,358