Form 10-Q
period 2020-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2020-05-07
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

of the Exchange Act).    Yes
☐
    No
☒
As of May
4
, 2020, the registrant had 15,429,154 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$66,651	$46,697
Marketable securities	341,859	392,348
Prepaid expenses and other current assets	976	1,152

Total current assets	409,486	440,197
Property and equipment, net	1,373	1,184
Right-of-use asset	598	675

Total assets	$411,457	$442,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,115	$1,178
Accrued expenses	24,269	23,637
Lease liability	319	315

Total current liabilities	25,703	25,130
Long term liabilities:
Lease liability	279	361

Total long term liabilities	279	361

Total liabilities	25,982	25,491

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2020 and December 31, 2019; 1,969,797 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2020 and December 31, 2019; 15,429,154 shares issued and outstanding at March 31, 2020 and December 31, 2019	2	2
Additional paid-in-capital	644,413	639,567
Accumulated other comprehensive gain (loss)	415	216
Accumulated deficit	(259,355)	(223,220)

Total stockholders’ equity	385,475	416,565

Total liabilities and stockholders’ equity	$411,457	$442,056

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019

Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	33,400	12,373
General and administrative	4,605	5,746

Total operating expenses	38,005	18,119

Loss from operations	(38,005)	(18,119)
Interest income	1,870	3,039

Net loss	$(36,135)	$(15,080)

Net loss per common share:
Basic and diluted net loss per common share	$(2.34)	$(0.98)
Basic and diluted weighted average number of common shares outstanding	15,429,154	15,364,465

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019

Net Loss	(36,135)	$(15,080)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	199	497

Comprehensive loss	$(35,936)	$(14,583)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Compensation expense related to stock options for services	—	—	—	—	4,846	—	—	4,846
Unrealized gain on marketable securities	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(36,135)	(36,135)

Balance at March 31, 2020	1,969,797	$—	15,429,154	$2	$644,413	$415	$(259,355)	$385,475

Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Exercise of common stock options	—	—	8,041	—	83	—	—	83
Compensation expense related to stock options for services	—	—	—	—	6,022	—	—	6,022
Unrealized gain on marketable securities	—	—	—	—	—	497	—	497
Net loss	—	—	—	—	—	—	(15,080)	(15,080)

Balance at March 31, 2019	1,969,797	$—	15,417,064	$2	$622,678	$178	$(154,352)	$468,506

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(36,135)	$(15,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,846	6,022
Depreciation and amortization expense	125	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	175	888
Accounts payable	(63)	1,889
Accrued expense	632	(179)
Accrued interest, net of interest received on maturity of investments	(86)	(46)

Net cash used in operating activities	(30,506)	(6,478)

Cash flows from investing activities:
Purchases of marketable securities	(58,647)	(173,837)
Sales and maturities of marketable securities	109,421	170,387
Purchases of property and equipment, net of disposals	(314)	(41)

Net cash provided by (used in) investing activities	50,460	(3,491)

Cash flows from financing activities:
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	—	83

Net cash provided by financing activities	—	83

Net increase (decrease) in cash and cash equivalents	19,954	(9,886)
Cash and cash equivalents at beginning of period	46,697	57,379

Cash and cash equivalents at end of period	$66,651	$47,493

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$—	$900

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound,
MGL-3196
(resmetirom), is being advanced for
non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated two Phase 3 studies of resmetirom in NASH in 2019. The Company previously completed Phase 2 studies of resmetirom in NASH in May of 2018 and Heterozygous Familial Hypercholesterolemia in February of 2018.
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
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that we will have for the full year ending December 31, 2020 or any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2020 and 2019, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2020 and 2019, the Company did not have any realized gains or losses on marketable securities.
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
As of March 31, 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the three months ended March 31, 2020 and 2019, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2020 and December 31, 2019, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2020 and 2019, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Common stock options	1,728,112	1,367,077
Unvested restricted common stock	—	52,063
Preferred stock	1,969,797	1,969,797
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires all or a portion of the amortized cost basis of a financial asset to be written off when it is deemed uncollectible. For public business entities that do not quali
f
y as a smaller reporting company, ASU
2016-13
is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted ASU
2016-13
effective January 1, 2020. There was no significant impact from the adoption.

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
The Company has incurred losses since inception, including approximately $36.1 million for the three months ended March 31, 2020, resulting in an accumulated deficit of approximately $259.4 million as of March 31, 2020. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s common and Series A Convertible Preferred Stock.
The Company believes that its cash, cash equivalents and marketable securities at March 31, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	March 31, 2020
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$1,668	$—	$—	$1,668
Money market funds (Level 1)	63,532	—	—	63,532
Corporate debt securities due within 3 months of date of purchase (Level 2)	1,451	—	—	1,451

Total cash and cash equivalents	66,651	—	—	66,651
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	320,478	680	(261)	320,897
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	20,966	39	(43)	20,962

Total cash, cash equivalents and marketable securities	$408,095	$719	$(304)	$408,510

	December 31, 2019
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$1,772	$—	$—	$1,772
Money market funds (Level 1)	44,925	—	—	44,925
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	46,697	—	—	46,697
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	309,365	220	(40)	309,545
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	82,767	39	(3)	82,803

Total cash, cash equivalents and marketable securities	$438,829	$259	$(43)	$439,045

5. Accrued Liabilities
Accrued liabilities as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands)
:

	March 31,	December 31,
	2020	2019
Accrued contract research costs	$18,105	$13,775
Compensation and benefits	1,124	2,779
Professional fees	816	1,177
Other	4,224	5,906

	$24,269	$23,637

6. Stockholders’ Equity
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
ratio, subject
certain limitations
and

to adjustment
provisions

as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 (the “Series A Certificate”). The terms of the Series A Preferred Stock are set forth in the Series A Certificate. Upon any liquidation, dissolution or winding-up
of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A Preferred Stock upon liquidation, the holders of the Series A Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to
-Common-Stock
basis) in the net assets of the Company. Shares of the Series A Preferred

Stock will generally have no voting rights, except as required by law. Shares of the Series A Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the Common Stock) generally equal to the dividend payable on each share of the Common Stock, on an as-converted basis.
1
0

7. Stock-based Compensation
T
he 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of March 31, 2020, the Company had options outstanding to purchase 1,728,112 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of March 31, 2020, 1,085,220 shares were available for future issuance.
The following table summarizes stock option activity during the three months ended March 31, 2020:

	Shares	Weighted average exercise price
Outstanding at January 1, 2020	1,461,987	$64.67
Options granted	266,125	90.75

Outstanding at March 31, 2020	1,728,112	$68.69

Exercisable at March 31, 2020	1,025,465	$45.81
The total cash received by the Company as a result of stock option exercises was $0 and $0.1 million, respectively, for the three months ended March 31, 2020 and 2019. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2020 and 2019 were $68.71 and $101.08, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense during the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense by type of award:
Stock options	$4,846	$5,901
Restricted stock	—	121

Total stock-based compensation expense	$4,846	$6,022

Effect of stock-based compensation expense by line item:
Research and development	$2,078	$1,877
General and administrative	2,768	4,145

Total stock-based compensation expense included in net loss	$4,846	$6,022

Unrecognized stock-based compensation expense on stock options as of March 31, 2020 was $44.2 million with a weighted average remaining period of 3.0 years.
8
. Commitments and Contingencies

The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the three months ended March 31, 2020 and 2019.
The Company has entered into customary contractual arrangements and letters of intent in support of its
 Phase 3 clinical trials.
1
1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
 10-Q
contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements include but are not limited to statements or references concerning: our clinical trials, research and development activities, and the timing and results associated with the future development of our lead product candidate,
MGL-3196
(resmetirom); our primary and secondary study endpoints for resmetirom and the potential for achieving such endpoints and projections; optimal dosing levels for resmetirom; projections regarding potential future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment or biomarker effects with resmetirom; the predictive power of liver fat reduction on NASH resolution with fibrosis reduction; the achievement of enrollment objectives concerning patient number, safety database and/or timing for our studies; potential NASH or NAFLD patient risk profile benefits with resmetirom; our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “anticipates,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “forecasts,” “future,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Although management presently believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct and you should be aware that actual results could differ materially from those contained in the forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment uncertainties, generally and in relation to
COVID-19
mandatory lock-down measures and individual precautionary measures that may be implemented for an uncertain period of time; outcomes or trends from competitive studies; the risks of achieving potential benefits in studies that includes substantially more patients than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward- looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s filings with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2019, as well as in our other filings with the SEC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated financial statements, included elsewhere in this Quarterly Report on Form
10-Q,
and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form
 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report, our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.
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
associated with at least a
2-point
reduction in NAS (NAFLD Activity Score), and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
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
COVID pandemic
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for its Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification.

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees, management costs, costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, liability insurance, and allocated overhead expenses.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.
Results of Operations
Three Months Ended March 31, 2020 and 2019
The following table provides comparative unaudited results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019	$	%

Research and Development Expenses	$33,400	$12,373	21,027	170%
General and Administrative Expenses	4,605	5,746	(1,141)	(20%)
Interest (Income)	(1,870)	(3,039)	(1,169)	(38%)

	$36,135	$15,080	21,055	140%
Revenue
We had no revenue for the three months ended March 31, 2020 and 2019.
Research and Development Expenses
Our research and development expenses were $33.4 million for the three months ended March 31, 2020, compared to $12.4 million in the corresponding period in 2019. Research and development expenses increased by $21.0 million in the 2020 period due primarily to the additional activities related to the Phase 3 clinical trials initiated in 2019, an increase in head count, and an increase in non-cash
stock compensation from stock option awards. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $4.6 million for the three months ended March 31, 2020, compared to $5.7 million in the corresponding period in 2019. General and administrative expenses decreased by $1.1 million in the 2020 period due primarily to a decrease in non-cash
stock compensation from stock option awards, partially offset by increases in other general and administrative expenses. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $1.9 million for the three months ended March 31, 2020, compared to $3.0 million in the corresponding period in 2019. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2020 and decreased interest rates.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of convertible debt, shares of our common stock and shares of our preferred stock, and the proceeds from the Merger. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates.
As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling $408.5 million compared to $439.0 million as of December 31, 2019, with the decrease attributable to the funding of operations. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of March 31, 2020 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Future capital requirements will be substantial and will depend on many factors. To meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(30,506)	$(6,478)
Net cash (used in) provided by investing activities	50,460	(3,491)
Net cash provided by financing activities	—	83

Net (decrease) increase in cash and cash equivalents	$19,954	$(9,886)
Net cash used in operating activities was $30.5 million for the three months ended March 31, 2020, compared to $6.5 million for the corresponding period in 2019. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $50.5 million for the three months ended March 31, 2020, compared to $3.5 million used in investing activities for the corresponding period in 2019. Net cash provided by investing activities for the three months ended March 31, 2020 consisted of $109.4 million from sales and maturities of marketable securities, partially offset by $58.6 million of purchases of marketable securities for our investment portfolio and $0.3 million of purchases of property and equipment. Net cash used by investing activities for the three months ended March 31, 2019 consisted of $173.8 million of purchases of marketable securities for our investment portfolio, partially offset by $170.4 million from sales and maturities of marketable securities.
Net cash provided by financing activities was $0 for the three months ended March 31, 2020, compared to $0.1 million for the corresponding period in 2019, which consisted of proceeds from exercise of stock options.
Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors.
Our business is subject to substantial risks and uncertainties. You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form
10-Q
and in our other public filings in evaluating our business, including risk factors in our 2019 Annual Report on Form
10-K
for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020 (collectively, our “Risk Factors”). Any of our Risk Factors either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects and the value of our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form
10-Q.
See “Special Note Regarding Forward-Looking Statements” in this Form
10-Q.
There have been no material changes to the Risk Factors as previously disclosed in the Company’s 2019 Annual Report on Form
10-K,
except as follows:
The continuation or worsening of the
COVID-19
pandemic, which spread worldwide in the first quarter of 2020, may affect our ability to complete our ongoing clinical trials, disrupt regulatory activities and delay or disrupt commercialization of resmetirom, and may have other adverse effects on our stock price and business operations.
The
COVID-19
pandemic is causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security, and other measures. This outbreak and the resulting governmental measures have had a significant impact, both direct and indirect, on businesses and commerce, as supply chains have been disrupted; facilities and production have been suspended; unemployment has increased; and demand for certain goods and services, such as medical services and supplies, has spiked. The future progression of the pandemic and its effects on our business and operations are uncertain.

We and our contract research organizations (“CROs”) and contract manufacturing organizations (“CMO”) may face disruptions that may affect our ability to conduct and timely complete ongoing clinical trials including disruptions in procuring items that are essential for our development activities, such as materials and intermediates used in the manufacturing of resmetirom. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions related to our ongoing clinical trials arising from staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. The response to the
COVID-19
pandemic also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures that are intended to limit in-person
interactions. The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. Moreover, the pandemic has also caused significant disruptions in the financial markets, and may continue to cause such disruptions, which has led to increased trading volatility and significant stock price declines within the first quarter of 2020 and may adversely impact the future volatility and value of our stock and future trading in our stock.
In accordance with governmental pronouncements, we have instituted policies to facilitate working remotely. The continuation of personnel working from home (not only at Madrigal, but also at CROs, CMOs, clinical sites and governmental and supervisory bodies) may negatively impact our productivity, or disrupt, delay, or otherwise adversely impact our business. This could adversely impact our business operations or delay necessary interactions with regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, including our CROs and CMOs. We cannot be certain what the overall impact of the
COVID-19
pandemic will be on our business. However, it has the potential to adversely affect our business, financial condition, results of operations, and prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to continue clinical trials for resmetirom as planned if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because resmetirom is focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. If the
COVID-19
pandemic continues, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown whether or how long pauses or disruptions could occur or continue.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form
 10-Q
are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
*	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
**	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS, INC.

Date: May 7, 2020	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer (Principal Financial and Accounting Officer)