Form 10-Q
period 2020-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2020-08-06
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒
Yes
    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒
Yes
    ☐  No
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
of the Exchange Act).    Yes  ☐    No
☒
As of July 31, 2020, the registrant had 15,438,124 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$61,867	$46,697
Marketable securities	322,513	392,348
Prepaid expenses and other current assets	2,223	1,152

Total current assets	386,603	440,197
Property and equipment, net	1,265	1,184
Right-of-use asset	520	675

Total assets	$388,388	$442,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,004	$1,178
Accrued expenses	39,948	23,637
Lease liability	323	315

Total current liabilities	45,275	25,130
Long term liabilities:
Lease liability	197	361

Total long term liabilities	197	361

Total liabilities	45,472	25,491

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2020 and December 31, 2019; 1,969,797 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2020 and December 31, 2019; 15,438,124 and 15,429,154 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in-capital	650,211	639,567
Accumulated other comprehensive gain	1,081	216
Accumulated deficit	(308,378)	(223,220)

Total stockholders’ equity	342,916	416,565

Total liabilities and stockholders’ equity	$388,388	$442,056

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	44,688	15,594	78,088	27,967
General and administrative	5,639	7,110	10,244	12,856

Total operating expenses	50,327	22,704	88,332	40,823

Loss from operations	(50,327)	(22,704)	(88,332)	(40,823)
Interest income	1,204	3,005	3,074	6,044
Other income	100	—	100	—

Net loss	$(49,023)	$(19,699)	$(85,158)	$(34,779)

Net loss per common share:
Basic and diluted net loss per common share	$(3.18)	$(1.28)	$(5.52)	$(2.26)
Basic and diluted weighted average number of common shares outstanding	15,433,348	15,368,986	15,431,251	15,366,738
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Loss	$(49,023)	$(19,699)	$(85,158)	$(34,779)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	666	307	865	804

Comprehensive loss	$(48,357)	$(19,392)	$(84,293)	$(33,975)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Compensation expense related to stock options for services	—	—	—	—	4,846	—	—	4,846
Unrealized gain on marketable securities	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(36,135)	(36,135)

Balance at March 31, 2020	1,969,797	$—	15,429,154	$2	$644,413	$415	$(259,355)	$385,475
Exercise of common stock options	—	—	8,970	—	109	—	—	109
Compensation expense related to stock options for services	—	—	—	—	5,689	—	—	5,689
Unrealized gain on marketable securities	—	—	—	—	—	666	—	666
Net loss	—	—	—	—	—	—	(49,023)	(49,023)

Balance at June 30, 2020	1,969,797	$—	15,438,124	$2	$650,211	$1,081	$(308,378)	$342,916

Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Exercise of common stock options	—	—	8,041	—	83	—	—	83
Compensation expense related to stock options for services	—	—	—	—	6,022	—	—	6,022
Unrealized gain on marketable securities	—	—	—	—	—	497	—	497
Net loss	—	—	—	—	—	—	(15,080)	(15,080)

Balance at March 31, 2019	1,969,797	$—	15,417,064	$2	$622,678	$178	$(154,352)	$468,506
Exercise of common stock options	—	—	9,233	—	117	—	—	117
Compensation expense related to stock options for services	—	—	—	—	7,755	—	—	7,755
Unrealized gain on marketable securities	—	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	—	(19,699)	(19,699)

Balance at June 30, 2019	1,969,797	$—	15,426,297	$2	$630,550	$485	$(174,051)	$456,986

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$ (85,158)	$ (34,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,535	13,777
Depreciation and amortization expense	240	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,072)	(906)
Accounts payable	3,826	(2,041)
Accrued expense	16,311	5,607
Accrued interest, net of interest received on maturity of investments	554	268

Net cash used in operating activities	(54,764)	(18,018)

Cash flows from investing activities:
Purchases of marketable securities	(153,869)	(266,116)
Sales and maturities of marketable securities	224,015	299,103
Purchases of property and equipment, net of disposals	(321)	(40)

Net cash provided by investing activities	69,825	32,947

Cash flows from financing activities:
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	109	200

Net cash provided by financing activities	109	200

Net increase in cash and cash equivalents	15,170	15,129
Cash and cash equivalents at beginning of period	46,697	57,379

Cash and cash equivalents at end of period	$61,867	$72,508

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$—	$900
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of six months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank accounts, the balance of which, at times, exceeds Federal Deposit Insurance Corporation insured limits.
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
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a

component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the six months ended June 30, 2020 and 2019, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the six months ended June 30, 2020 and 2019, the Company did not have any realized gains or losses on marketable securities.
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
As of June 30, 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the six months ended June 30, 2020 and 2019, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2020 and December 31, 2019, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2020 and 2019, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Common stock options	1,820,142	1,454,844
Unvested restricted common stock	—	52,063
Preferred stock	1,969,797	1,969,797
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires all or a portion of the amortized cost basis of a financial asset to be written off when it is deemed uncollectible. For public business entities that do not qualify as a smaller reporting company, ASU
2016-13
is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted ASU
2016-13
effective January 1, 2020. There was no significant impact from the adoption.
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

The Company has incurred losses since inception, including approximately $85.2 million for the six months ended June 30, 2020, resulting in an accumulated deficit of approximately $308.4 million as of June 30, 2020. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s common and Series A Convertible Preferred Stock.
The Company believes that its cash, cash equivalents and marketable securities at June 30, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	June 30, 2020
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,668	$—	$—	$2,668
Money market funds (Level 1)	42,952	—	—	42,952
Corporate debt securities due within 3 months of date of purchase (Level 2)	16,247	—	—	16,247

Total cash and cash equivalents	61,867	—	—	61,867
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	268,946	993	(6)	269,933
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	48,470	92	—	48,562
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	4,016	4	(2)	4,018

Total cash, cash equivalents and marketable securities	$383,299	$1,089	$(8)	$384,380

	December 31, 2019
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$1,772	$—	$—	$1,772
Money market funds (Level 1)	44,925	—	—	44,925
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	46,697	—	—	46,697
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	309,365	220	(40)	309,545
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	82,767	39	(3)	82,803

Total cash, cash equivalents and marketable securities	$438,829	$259	$(43)	$439,045

5. Accrued Liabilities
Accrued liabilities as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued contract research costs	$32,202	$13,775
Compensation and benefits	1,917	2,779
Professional fees	862	1,177
Other	4,967	5,906

	$39,948	$23,637

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
basis.
7. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of June 30, 2020, the Company had options outstanding to purchase 1,820,142 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of June 30, 2020, 984,220 shares were available for future issuance.
The following table summarizes stock option activity during the six months ended June 30, 2020:

	Shares	Weighted average exercise price
Outstanding at January 1, 2020	1,461,987	$64.67
Options granted	381,125	88.04
Options exercised	(8,970)	12.19
Options cancelled	(14,000)	80.99

Outstanding at June 30, 2020	1,820,142	$69.70

Exercisable at June 30, 2020	1,123,761	$51.06

The total cash received by the Company as a result of stock option exercises was $0.1 million and $0.2 million, respectively, for the six months ended June 30, 2020 and 2019. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2020 and 2019 were $64.74 and $92.97, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense during the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six MonthsEndedJune 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Stock options	$5,689	$7,632	$10,535	$13,533
Restricted stock	—	123	—	244

Total stock-based compensation expense	$5,689	$7,755	$10,535	$13,777

Effect of stock-based compensation expense by line item:
Research and development	$2,289	$2,366	$4,367	$4,243
General and administrative	3,400	5,389	6,168	9,534

Total stock-based compensation expense included in net loss	$5,689	$7,755	$10,535	$13,777

Unrecognized stock-based compensation expense on stock options as of June 30, 2020 was $44.6 million with a weighted average remaining period of 2.8 years.
8. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the six months ended June 30, 2020 and 2019.
The Company has entered into customary contractual arrangements and letters of intent in support of its Phase 3 clinical trials.

1
1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on
Form 10-Q
contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements include but are not limited to statements or references concerning: our clinical trials; research and development activities; the timing and results associated with the future development of our lead product candidate,
MGL-3196
(resmetirom); our primary and secondary study endpoints for resmetirom and the potential for achieving such endpoints and projections; optimal dosing levels for resmetirom; projections regarding potential future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment or biomarker effects with resmetirom; the predictive power of liver fat reduction on NASH resolution with fibrosis reduction; the achievement of enrollment objectives concerning patient number, safety database and/or timing for our studies; potential NASH or NAFLD patient risk profile benefits with resmetirom; our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “anticipates,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “forecasts,” “future,” “hopeful,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Although management presently believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct and you should be aware that actual results could differ materially from those contained in the forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment uncertainties, generally and in relation to
COVID-19
quarantine,
shelter-in-place
and social distancing measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; outcomes or trends from competitive studies; the risks of achieving potential benefits in studies that includes substantially more patients than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward- looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s filings with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the “Risk Factors” appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form
10-Q
for the period ended June 30, 2020, as well as in our other filings with the SEC.
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

COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for its Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results,
MAESTRO-NAFLD-1
study or liquidity for the period ended June 30, 2020, but it did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. These risks and uncertainties, which are beyond our control, are referenced as “Risk Factors” and summarized in Part II, Item 1A in this Form 10-Q.
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased period over period in each of 2020 and 2019 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.
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
We expect that our general and administrative expenses may increase in the future as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, including maintaining and expanding our patent portfolio, incurring additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. We expect these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.
Results of Operations
Three months Ended June 30, 2020 and 2019
The following table provides comparative unaudited results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2020	2019	$	%

Research and Development Expenses	$44,688	$15,594	29,094	187%
General and Administrative Expenses	5,639	7,110	(1,471)	(21%)
Interest (Income)	(1,204)	(3,005)	(1,801)	(60%)
Other (income)	(100)	—	100	100%

	$49,023	$19,699	29,324	149%
Revenue
We had no revenue for the three months ended June 30, 2020 and 2019.
Research and Development Expenses
Our research and development expenses were $44.7 million for the three months ended June 30, 2020, compared to $15.6 million in the corresponding period in 2019. Research and development expenses increased by $29.1 million in the 2020 period due primarily to the additional activities related to the Phase 3 clinical trials initiated in 2019, and an increase in head count. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $5.6 million for the three months ended June 30, 2020, compared to $7.1 million in the corresponding period in 2019. General and administrative expenses decreased by $1.5 million in the 2020 period due primarily to a decrease in non-cash
stock compensation from stock option awards, partially offset by increases in other general and administrative expenses. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $1.2 million for the three months ended June 30, 2020, compared to $3.0 million in the corresponding period in 2019. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2020 and decreased interest rates.

Six months Ended June 30, 2020 and 2019
The following table provides comparative unaudited results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2020	2019	$	%

Research and Development Expenses	$78,088	$27,967	50,121	179%
General and Administrative Expenses	10,244	12,856	(2,612)	(20%)
Interest (Income)	(3,074)	(6,044)	(2,970)	(49%)
Other (income)	(100)	—	100	100%

	$85,158	$34,779	50,379	145%
Revenue
We had no revenue for the six months ended June 30, 2020 and 2019.
Research and Development Expenses
Our research and development expenses were $78.1 million for the six months ended June 30, 2020, compared to $28.0 million in the corresponding period in 2019. Research and development expenses increased by $50.1 million in the 2020 period due primarily to the additional activities related to the Phase 3 clinical trials initiated in 2019, an increase in head count, and an increase in non-cash
stock compensation from stock option awards. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $10.2 million for the six months ended June 30, 2020, compared to $12.9 million in the corresponding period in 2019. General and administrative expenses decreased by $2.6 million in the 2020 period due primarily to a decrease in non-cash
stock compensation from stock option awards, partially offset by increases in other general and administrative expenses. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $3.1 million for the six months ended June 30, 2020, compared to $6.0 million in the corresponding period in 2019. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2020 and decreased interest rates.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of shares of our common stock and shares of our preferred stock. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates.
As of June 30, 2020, we had cash, cash equivalents and marketable securities totaling $384.4 million compared to $439.0 million as of December 31, 2019, with the decrease attributable to the funding of operations. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of June 30, 2020 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part II, Item 1A, “Risk Factors” in this Form
10-Q.
Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(54,764)	$(18,018)
Net cash provided by investing activities	69,825	32,947
Net cash provided by financing activities	109	200

Net increase in cash and cash equivalents	$15,170	$15,129
Net cash used in operating activities was $54.8 million for the six months ended June 30, 2020, compared to $18.0 million for the corresponding period in 2019. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $69.8 million for the six months ended June 30, 2020, compared to $32.9 million for the corresponding period in 2019. Net cash provided by investing activities for the six months ended June 30, 2020 consisted of $224.0 million from sales and maturities of marketable securities, partially offset by $153.9 million of purchases of marketable securities for our investment portfolio and $0.3 million of purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2019 consisted of $299.1 million from sales and maturities of marketable securities, partially offset by $266.1 million of purchases of marketable securities for our investment portfolio.
Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2020, compared to $0.2 million for the corresponding period in 2019, both of which consisted of proceeds from exercise of stock options.
Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.
Off-Balance
Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with a duration in excess of twenty-four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the current risk profile of our investments, we believe that an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

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
Item 1A. Risk Factors.
Our business is subject to substantial risks and uncertainties, including risks, uncertainties and developments related to the
COVID-19
pandemic. You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form
10-Q
and in our other public filings in evaluating our business, including risk factors in our 2019 Annual Report on Form
10-K
for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020 (collectively, our “Risk Factors”). Any of our Risk Factors either alone or taken together, may be heightened due to the
COVID-19
pandemic or other factors and could materially and adversely affect our business, financial condition, results of operations or prospects and the value of our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form
10-Q
or any of our public disclosures. See “Special Note Regarding Forward-Looking Statements” in this Form
10-Q.
There have been no material changes to the Risk Factors as previously disclosed in the Company’s 2019 Annual Report on Form
10-K,
except as follows:
The continuation or worsening of the
COVID-19
pandemic, which had worldwide effect in the first quarter of 2020, could affect our ability to complete our ongoing clinical trials, disrupt regulatory activities and delay or disrupt commercialization of resmetirom, and may have other adverse effects on our stock price and business operations.
The
COVID-19
pandemic is causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security, shelter-in
place guidelines, social distancing restrictions and other measures. This outbreak and the resulting governmental measures have had a significant impact, both direct and indirect, on businesses and commerce in the life sciences industry generally, as supply chains have been disrupted; facilities and production have been suspended; unemployment has increased; and demand for certain third-party goods and services, such as medical services and supplies, has spiked. The future progression of the pandemic and its effects on our business and operations are extremely uncertain and subject to the risks described below.
We and our contract research organizations (“CROs”) and contract manufacturing organizations (“CMO”) may face disruptions that may affect our ability to conduct and timely complete ongoing clinical trials including disruptions in procuring items that are essential for our development activities, such as materials and intermediates used in the manufacturing of resmetirom. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions related to our ongoing clinical trials arising from staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. For instance, patient screening and enrollment has been impacted and study patients may not be able to comply with clinical trial protocols (including biopsy testing), in each case where quarantines or shelter-in-place
restrictions impede patient movement or interrupt patient demand for, or a medical facility’s delivery of, protocol-required services and procedures. Additionally, our ability to recruit and retain patients and principal investigators and site staff who may have heightened risks if exposed to
COVID-19
may adversely impact the Company’s clinical trial operations. The response to the
COVID-19
pandemic also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures that are intended to limit in-person
interactions. The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. Moreover, the pandemic has also caused significant disruptions in the financial markets, and may continue to cause such disruptions, which has led to increased trading volatility and significant stock price declines, particularly in the first quarter of 2020, and the pandemic or related consequences may adversely impact the future volatility and value of our stock and future trading in our stock.
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

If we continue to experience delays or difficulties in the enrollment of patients in our MAESTRO-NASH trial, our receipt of necessary regulatory approvals, and the commercialization of resmetirom, could be delayed or prevented.
We may not be able to complete our MAESTRO-NASH clinical trial for resmetirom as previously planned if we are unable to locate and enroll on a timely basis a sufficient number of eligible patients to participate in this trial, as required by the FDA or similar regulatory authorities outside of the United States. The global coronavirus pandemic has presented significant challenges in the conduct of MAESTRO-NASH enrollment in 2020. Screening for MAESTRO-NASH was negatively impacted due to the outbreak of the
COVID-19
pandemic, and the resulting governmental quarantine restrictions and shelter-in-place
guidelines that influenced the closing or suspension of many European and U.S. trial sites and a decline in U.S. patients seeking screening biopsies. In addition, because MAESTRO-NASH is focused on specific patient populations with protocol-specified biopsy requirements, our ability to enroll eligible patients may be limited and enrollment may be slower than we anticipated before the pandemic.
In the face of these challenges, we have taken steps to mitigate the delay in MAESTRO-NASH enrollment by arranging biopsy and MRI services at non-hospital
facilities near many of our site locations, increasing the number of clinical sites and enrolling patients with existing biopsies, including patients from NASH trials which were discontinued and/or in which the drug was inactive in NASH. We believe these mitigation efforts have positioned us to accelerate enrollment growth going forward, but the pace of new enrollment ultimately will be dependent on our target study patients becoming comfortable initiating the protocol-prescribed biopsies during the
COVID-19
pandemic. External factors that would help accelerate MAESTRO-NASH enrollment include new or emerging developments such as: declines in the number of new reported
COVID-19
cases; actual (or perceived) reduced risks associated with potential surges in cases or “second-wave”
COVID-19
developments in the U.S. and Europe; the easing of
COVID-19
governmental restrictions; the emergence of widely-recognized effective therapeutics, therapeutic combinations or vaccines to combat
COVID-19;
and a sustained return to
pre-COVID-19
daily routines, including routine
on-site
work and school schedules and medical procedure scheduling in the U.S. and Europe.
If the
COVID-19
pandemic continues or worsens, patient recruitment and enrollment in our MAESTRO-NASH trial may be adversely affected, delayed or interrupted. In addition, patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our trial in order to preserve health resources and protect trial participants. It is unknown whether or how long pauses, delays or disruptions could occur or continue. Our ability to successfully complete MAESTRO-NASH enrollment and study objectives in the midst of the
COVID-19
pandemic is subject to circumstances beyond our control and is subject to the enhanced risks and uncertainties that are described in our Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on
Form 10-Q
are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.7*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 6, 2020	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer (Principal Financial and Accounting Officer)