Form 10-Q
period 2020-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2020-11-05
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, the registrant had 15,466,451 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$109,120	$46,697
Marketable securities	226,817	392,348
Prepaid expenses and other current assets	1,664	1,152

Total current assets	337,601	440,197
Property and equipment, net	1,153	1,184
Right-of-use asset	863	675

Total assets	$339,617	$442,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,277	$1,178
Accrued expenses	42,773	23,637
Lease liability	315	315

Total current liabilities	49,365	25,130
Long term liabilities:
Lease liability	548	361

Total long term liabilities	548	361

Total liabilities	49,913	25,491

Stockholders’ equity:

Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2020 and December 31, 2019; 1,969,797 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—

Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2020 and December 31, 2019; 15,466,451 and 15,429,154 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2

Additional paid-in-capital	655,622	639,567
Accumulated other comprehensive gain	421	216
Accumulated deficit	(366,341)	(223,220)

Total stockholders’ equity	289,704	416,565

Total liabilities and stockholders’ equity	$339,617	$442,056

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	53,292	19,447	131,380	47,414
General and administrative	5,494	4,748	15,738	17,604

Total operating expenses	58,786	24,195	147,118	65,018

Loss from operations	(58,786)	(24,195)	(147,118)	(65,018)
Interest income	823	2,766	3,897	8,810
Other income	—	—	100	—

Net loss	$(57,963)	$(21,429)	$(143,121)	$(56,208)

Net loss per common share:
Basic and diluted net loss per common share	$(3.75)	$(1.39)	$(9.27)	$(3.65)
Basic and diluted weighted average number of common shares outstanding	15,448,425	15,415,096	15,437,018	15,383,034
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Loss	$(57,963)	$(21,429)	$(143,121)	$(56,208)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(660)	(193)	205	611

Comprehensive loss	$(58,623)	$(21,622)	$(142,916)	$(55,597)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Compensation expense related to stock options for services	—	—	—	—	4,846	—	—	4,846
Unrealized gain on marketable securities	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(36,135)	(36,135)

Balance at March 31, 2020	1,969,797	$—	15,429,154	$2	$644,413	$415	$(259,355)	$385,475
Exercise of common stock options	—	—	8,970	—	109	—	—	109
Compensation expense related to stock options for services	—	—	—	—	5,689	—	—	5,689
Unrealized gain on marketable securities	—	—	—	—	—	666	—	666
Net loss	—	—	—	—	—	—	(49,023)	(49,023)

Balance at June 30, 2020	1,969,797	$—	15,438,124	$2	$650,211	$1,081	$(308,378)	$342,916
Exercise of common stock options	—	—	28,327	—	350	—	—	350
Compensation expense related to stock options for services	—	—	—	—	5,061	—	—	5,061
Unrealized loss on marketable securities	—	—	—	—	—	(660)	—	(660)
Net loss	—	—	—	—	—	—	(57,963)	(57,963)

Balance at September 30, 2020	1,969,797	$—	15,466,451	$2	$655,622	$421	$(366,341)	$289,704

Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Exercise of common stock options	—	—	8,041	—	83	—	—	83
Compensation expense related to stock options for services	—	—	—	—	6,022	—	—	6,022
Unrealized gain on marketable securities	—	—	—	—	—	497	—	497
Net loss	—	—	—	—	—	—	(15,080)	(15,080)

Balance at March 31, 2019	1,969,797	$—	15,417,064	$2	$622,678	$178	$(154,352)	$468,506
Exercise of common stock options	—	—	9,233	—	117	—	—	117
Compensation expense related to stock options for services	—	—	—	—	7,755	—	—	7,755
Unrealized gain on marketable securities	—	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	—	(19,699)	(19,699)

Balance at June 30, 2019	1,969,797	$—	15,426,297	$2	$630,550	$485	$(174,051)	$456,986
Exercise of common stock options	—	—	2,857	—	35	—	—	35
Compensation expense related to stock options for services	—	—	—	—	4,950	—	—	4,950
Unrealized loss on marketable securities	—	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	—	(21,429)	(21,429)

Balance at September 30, 2019	1,969,797	$—	15,429,154	$2	$635,535	$292	$(195,480)	$440,349

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(143,121)	$(56,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,596	18,727
Depreciation and amortization expense	355	84
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(513)	(229)
Accounts payable	5,099	(1,714)
Accrued expenses	19,136	8,424
Accrued interest, net of interest received on maturity of investments	834	1,574

Net cash used in operating activities	(102,614)	(29,342)

Cash flows from investing activities:
Purchases of marketable securities	(213,186)	(407,073)
Sales and maturities of marketable securities	378,088	468,325
Purchases of property and equipment, net of disposals	(324)	(38)

Net cash provided by investing activities	164,578	61,214

Cash flows from financing activities:
Proceeds from the exercise of common stock options	459	235

Net cash provided by financing activities	459	235

Net increase in cash and cash equivalents	62,423	32,107
Cash and cash equivalents at beginning of period	46,697	57,379

Cash and cash equivalents at end of period	$109,120	$89,486

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$451	$900
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
2. Summary of Significant Accounting Policies
Principle of Consolidation
The consolidated financial statements include the financial statements of the Compan
y
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
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a

component of interest income, net. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the nine months ended September 30, 2020 and 2019, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the nine months ended September 30, 2020 and 2019, the Company did not have any realized gains or losses on marketable securities.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash equivalents and marketable securities, approximate their fair values. The fair value of the Company’s financial instruments reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:
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
As of September 30, 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the nine months ended September 30, 2020 and 2019, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2020 and December 31, 2019, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the nine months ended September 30, 2020 and 2019, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Common stock options	1,810,753	1,461,237
Preferred stock	1,969,797	1,969,797
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
The Company has incurred losses since inception, including approximately $143.1 million for the nine months ended September 30, 2020, resulting in an accumulated deficit of approximately $366.3 million as of September 30, 2020. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s common and Series A Convertible Preferred Stock.

The Company believes that its cash, cash equivalents and marketable securities at September 30, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

	September 30, 2020
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,062	$—	$—	$2,062
Money market funds (Level 1)	107,058	—	—	107,058
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	109,120	—	—	109,120
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	211,513	413	(15)	211,911
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	12,479	22	—	12,501
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	2,404	3	(2)	2,405

Total cash, cash equivalents and marketable securities	$335,516	$438	$(17)	$335,937

	December 31, 2019
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$1,772	$—	$—	$1,772
Money market funds (Level 1)	44,925	—	—	44,925
Corporate debt securities due within 3 months of date of purchase (Level 2)	—	—	—	—

Total cash and cash equivalents	46,697	—	—	46,697
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	309,365	220	(40)	309,545
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	82,767	39	(3)	82,803

Total cash, cash equivalents and marketable securities	$438,829	$259	$(43)	$439,045

5. Accrued Liabilities
Accrued liabilities as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Contract research organization costs	$29,750	$13,775
Other clinical study related costs	6,923	2,621
Compensation and benefits	2,883	2,779
Professional fees	790	1,177
Other	2.427	3,285

Total accrued liabilities	$42,773	$23,637

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
basis.
7. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years
from the date the option is granted. As of September 30, 2020, the Company had options outstanding to purchase 1,810,753 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of September 30, 2020, 965,282 shares were available for future issuance.
The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Shares	Weighted average exercise price
Outstanding at January 1, 2020	1,461,987	$64.67
Options granted	410,125	89.21
Options exercised	(37,297)	12.30
Options cancelled	(24,062)	96.47

Outstanding at September 30, 2020	1,810,753	$70.89

Exercisable at September 30, 2020	1,147,815	$53.88

The total cash received by the Company as a result of stock option exercises was $0.5 million and $0.2 million, respectively, for the nine months ended September 30, 2020 and 2019. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2020 and 2019 were $65.65 and $91.65, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense during the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Stock options	$5,061	$4,922	$15,596	$18,455
Restricted stock	—	28	—	272

Total stock-based compensation expense	$5,061	$4,950	$15,596	$18,727

Effect of stock-based compensation expense by line item:
Research and development	$2,266	$2,404	$6,633	$6,647
General and administrative	2,795	2,546	8,963	12,080

Total stock-based compensation expense included in net loss	$5,061	$4,950	$15,596	$18,727

Unrecognized stock-based compensation expense on stock options as of September 30, 2020 was $41.1 million with a weighted average remaining period of 2.7 years.
8. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement. The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the nine months ended September 30, 2020 and 2019.
The Company has entered into customary contractual arrangements and letters of intent in support of its Phase 3 clinical trials.
9. Subsequent Event
In November 2020, the Company
is entering
into an
at-the-market

sales agreement (the “2020 Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock. The Company is not obligated to make any sales of its common stock under the 2020 Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form
S-3,
 (the “Registration Statement”), and a prospectus supplement that will be
 filed pursuant to the Registration Statemen
t. The Sales Agreement
will authorize
an aggregate offering price of up to $200 million in shares of our common stock, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2020 Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

The 2020 Sales Agreement may be terminated by the Company at any time upon 10 days’ notice.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements include but are not limited to statements or references concerning: our clinical trials; research and development activities; the timing and results associated with the future development of our lead product candidate,
MGL-3196
(resmetirom); our primary and secondary study endpoints for resmetirom and the potential for achieving such endpoints and projections; optimal dosing levels for resmetirom; projections regarding potential future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment or biomarker effects with resmetirom; the predictive power of liver fat reduction on NASH resolution with fibrosis reduction or improvement; the achievement of enrollment objectives concerning patient number, safety database and/or timing for our studies; potential NASH or NAFLD patient risk profile benefits with resmetirom; our possible or assumed future results of operations and expenses, business strategies and plans, capital needs and financing plans, trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “allow,” “anticipates,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “forecasts,” “future,” “hopeful,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “would” or similar expressions and the negatives of those terms. Although management presently believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct and you should be aware that actual results could differ materially from those contained in the forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment uncertainties, generally and in relation to
COVID-19
quarantine,
shelter-in-place
and social distancing measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward- looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s filings with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and Part II, Item 1A of the Quarterly Report on Form
10-Q
for the period ended June 30, 2020, filed with the SEC on August 6, 2020, as well as in our other filings with the SEC.
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
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report, our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Special Note Regarding Forward-Looking Statements” in this
Form 10-Q
and in the “Risk Factors” sections contained in Part I, Item 1A of our Annual Report on
Form 10-K
for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 6, 2020. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.
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
On December 18, 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
double-blind, placebo controlled Phase 3 clinical study originally targeting enrollment of 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. Enrollment objectives for this study have been exceeded, with approximately 1,200 patients enrolled overall. In October 2020 we completed enrollment of the double-blind, placebo controlled arms of the study. This may allow topline data from the 52 week double blind arms by the end of 2021. Open label enrollment is ongoing for patients with compensated NASH cirrhosis. The
MAESTRO-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint).
Recent Developments
Initiation of MAESTRO-NASH Phase 3 clinical trial
In March of 2019 we initiated a Phase 3 trial in NASH, described in detail above under “About Madrigal; Our Ongoing and Planned Studies.”
FDA grants Fast Track designation for resmetirom in NASH
In October 2019, FDA granted Fast Track designation to resmetirom for NASH.
Initiation of
MAESTRO-NAFLD-1
Phase 3 clinical trial and completion of enrollment of the double-blind, placebo controlled arm
In December 2019 we initiated a Phase 3 trial in presumed NASH, described in detail above under “About Madrigal; Our Ongoing and Planned Studies.”
In October 2020 we completed enrollment of the double-blind, placebo controlled arms of the study.

COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for its Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results,
MAESTRO-NAFLD-1
study or liquidity for the period ended September 30, 2020, but it did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. These risks and uncertainties, which are beyond our control, are referenced as “Risk Factors” and summarized in Part II, Item 1A, “Risk Factors” on Form
10-Q
for the period ending June 30, 2020 filed with the SEC on August 6, 2020.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.
Results of Operations
Three months Ended September 30, 2020 and 2019
The following table provides comparative unaudited results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2020	2019	$	%

Research and Development Expenses	$53,292	$19,447	33,845	174%
General and Administrative Expenses	5,494	4,748	746	16%
Interest (Income)	(823)	(2,766)	(1,943)	(70%)

	$57,963	21,429	36,534	170%
Revenue
We had no revenue for the three months ended September 30, 2020 and 2019.
Research and Development Expenses
Our research and development expenses were $53.3 million for the three months ended September 30, 2020, compared to $19.4 million in the corresponding period in 2019. Research and development expenses increased by $33.8 million in the 2020 period due primarily to the additional activities related to the Phase 3 clinical trials initiated in 2019, and an increase in head count. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $5.5 million for the three months ended September 30, 2020, compared to $4.7 million in the corresponding period in 2019. General and administrative expenses increased by $0.7 million in the 2020 period due primarily to increases in head count and consulting costs. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.8 million for the three months ended September 30, 2020, compared to $2.8 million in the corresponding period in 2019. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2020 and decreased interest rates.

Nine months Ended September 30, 2020 and 2019
The following table provides comparative unaudited results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2020	2019	$	%

Research and Development Expenses	$131,380	$47,414	83,966	177%
General and Administrative Expenses	15,738	17,604	(1,866)	(11%)
Interest (Income)	(3,897)	(8,810)	(4,913)	(56%)
Other (income)	(100)	—	100	100%

	$143,121	$56,208	86,913	155%
Revenue
We had no revenue for the nine months ended September 30, 2020 and 2019.
Research and Development Expenses
Our research and development expenses were $131.4 million for the nine months ended September 30, 2020, compared to $47.4 million in the corresponding period in 2019. Research and development expenses increased by $84.0 million in the 2020 period due primarily to the additional activities related to the Phase 3 clinical trials initiated in 2019, and an increase in head count. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $15.7 million for the nine months ended September 30, 2020, compared to $17.6 million in the corresponding period in 2019. General and administrative expenses decreased by $1.9 million in the 2020 period due primarily to a decrease in non-cash
stock compensation from stock option awards, partially offset by increases in other general and administrative expenses. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $3.9 million for the nine months ended September 30, 2020, compared to $8.8 million in the corresponding period in 2019. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2020 and decreased interest rates.
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
As of September 30, 2020, we had cash, cash equivalents and marketable securities totaling $335.9 million compared to $439.0 million as of December 31, 2019, with the decrease attributable to the funding of operations. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of September 30, 2020 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part II, Item 1A, “Risk Factors” on Form
10-Q
for the period ending June 30, 2020 filed with the SEC on August 6, 2020. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of a $200 million at-the-market
 sales agreement entered into in November of 2020, with

Cowen and Company, LLC. See footnote 9 to our condensed consolidated financial statements in this Form 10-Q. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(102,614)	$(29,342)
Net cash provided by investing activities	164,578	61,214
Net cash provided by financing activities	459	235

Net increase in cash and cash equivalents	$62,423	$32,107
Net cash used in operating activities was $102.6 million for the nine months ended September 30, 2020, compared to $29.3 million for the corresponding period in 2019. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $164.6 million for the nine months ended September 30, 2020, compared to $61.2 million for the corresponding period in 2019. Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of $378.1 million from sales and maturities of marketable securities, partially offset by $213.2 million of purchases of marketable securities for our investment portfolio and $0.3 million of purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2019 consisted of $468.3 million from sales and maturities of marketable securities, partially offset by $407.1 million of purchases of marketable securities for our investment portfolio.
Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2020, compared to $0.2 million for the corresponding period in 2019, both of which consisted of proceeds from exercise of stock options.
Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and in Part II, Item 1A in our Quarterly Report on Form
10-Q
for the period ended June 30, 2020 filed with the SEC on August 6, 2020.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 5, 2020	By:	/s/ Paul A. Friedman,
M.D. Paul A. Friedman,
M.D. Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)