Form 10-K
period 2020-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2021-02-25
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-33277

MADRIGAL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3508648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Tower Bridge 200 Barr Harbor Drive, Suite 200 West Conshohocken, Pennsylvania	19428
(Address of Principal Executive Offices )	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section

404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $1,129,660,030. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2021 the registrant had 16,024,680 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III,
Items 10-14
of this
Form 10-K
is incorporated by reference to the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this
Form 10-K,
provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this
Form 10-K
to be filed within such
120-day
period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on
Form 10-K
for the fiscal year ended December 31, 2020, includes forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “allow,” “anticipates,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “forecasts,” “future,” “hopeful,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Annual Report relate to, among other things,

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
non-alcoholic
steatohepatitis (“NASH”) resolution, safety, fibrosis treatment, cardiovascular effects and lipid treatment with resmetirom,

•	Optimal dosing levels for resmetirom and projections regarding potential NASH or nonalcoholic fatty liver disease (“NAFLD”) patient benefits with resmetirom,

•	Market demand for and acceptance of our products,

•	Research, development and commercialization of new products,

•	Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections,

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
RISK FACTOR SUMMARY
The following is a summary of the principal risk factors that make an investment in our common stock speculative or risky. Before you invest in our securities, you should read the following summary together with the more detailed description of material risks described in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report and the other information contained in this Annual Report.
Risks Related to our Business

•
We have limited operating history, we have incurred significant operating losses since inception and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

•
Our business depends on the success of
MGL-3196
(resmetirom), which is still in clinical development and has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize resmetirom, or we experience significant delays in doing so, our business will be materially harmed.

•
Clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

•
Because resmetirom has not yet received regulatory approval for any indication, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development and obtain the necessary regulatory approvals for commercialization.

•
If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

•
If we inadvertently fail to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs, we could be prevented from selling our drug candidates in foreign markets.

•
We depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•
Any product candidate in our current or future clinical trials may cause unacceptable adverse events or side effects or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

•
Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.

•	We operate in a highly competitive and rapidly changing industry, and our product candidates may become obsolete.

•
If the FDA or other applicable regulatory authorities approve generic products that compete with any of our or any of our partners’ product candidates, the sales of our product candidates would be adversely affected.

•
If physicians and patients do not accept our future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

•
The continuation or worsening of the
COVID-19
pandemic could affect our ability to complete our ongoing clinical trials, disrupt regulatory activities and delay or disrupt commercialization of resmetirom, and may have other adverse effects on our stock price and business operations.

•
If we continue to experience delays or difficulties in the enrollment of patients in our MAESTRO-NASH trial, our receipt of necessary regulatory approvals, and the commercialization of resmetirom, could be delayed or prevented.

•
As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully.

•	The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business.

•	If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

•
Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Risks Relating to Our Intellectual Property

•	Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of a license to resmetirom granted to us by Hoffmann-La Roche.

•
We may fail to comply with any of our obligations under agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

•	Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

•
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

•	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

•	We may not be able to protect our intellectual property rights throughout the world.
Risks Related to Our Financial Position and Need for Capital

•	If we fail to obtain the capital necessary to fund all of our planned operations, we may be unable to successfully develop and commercialize resmetirom and other future product candidates.

•	Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code.
Risks Relating to Ownership of Our Common Stock

•	The price of our common stock has been, and may continue to be, volatile.

•
A small number of our stockholders own a substantial amount of our outstanding common stock and may be deemed to have substantial control over us; therefore, your ability to influence corporate matters may be limited.

•
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

•
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

•
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
non-alcoholic
steatohepatitis, or NASH.
Our Patient Market Opportunity.
NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In 2016, in the United States alone, NAFLD was estimated to affect approximately 26% of the population, or an estimated 85M people, and approximately 20% of this population was projected to progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 17M people in the United States, or five percent of the population. Slightly lower prevalence is seen in EU and Asia with approximately
2.5-4.5%
of the population having NASH.
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
Our Ongoing and Planned Studies.
On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 200 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis are being randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a
2-point
reduction in NAS (NAFLD Activity Score), and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
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

Key Developments
Ongoing MAESTRO-NASH Phase 3 clinical trial
In March 2019 we initiated a Phase 3 trial in NASH, described in detail above under “—Our Ongoing and Planned Studies.”
Ongoing
MAESTRO-NAFLD-1
Phase 3 clinical trial
In December 2019 we initiated a Phase 3 trial in presumed NASH, described in detail above under “—Our Ongoing and Planned Studies.” In October 2020 we completed enrollment of the double-blind, placebo controlled arms of the study.

FDA grants Fast Track designation for resmetirom in NASH
In October 2019, FDA granted Fast Track designation to resmetirom for NASH.
COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for our Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without significant modification. The
COVID-19
pandemic had no material adverse impact on our operating results,
MAESTRO-NAFLD-1
study or liquidity for the period ended December 31, 2020, but it did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. These risks and uncertainties, which are beyond our control, are summarized in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

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

	MGL-3196	MGL-3196 MRI-PDFF Responders(1)	Placebo
Number of patients with baseline and end-of-study liver biopsies(2)	73	46	34
>2 Point Decrease in NAS	56%	70%	32%
	p=0.02	p=0.001
NASH Resolution	27%	39%	6%
	p=0.02	p=0.001

(1)	resmetirom MRI-PDFF Responders = resmetirom treated patients with >=30% relative fat reduction on Week 12 MRI-PDFF
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
Lead Product
Candidate—MGL-3196
(resmetirom)
We believe that resmetirom may be the first
THR-agonist
product candidate in development for NASH that selectively targets the
THR-ß
pathway. Active thyroid hormone, known as T3, interacts with two nuclear receptors,
THR-α,
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
THR-ß
receptor, with almost no effect on
THR-α,
unlike other compounds purported in published studies to be ß -selective based on binding affinity, but which were shown to equally activate
THR-α
and
THR-ß
in the novel functional assay.
We believe that the ß-selectivity and liver-targeting properties of resmetirom are critically important for resmetirom’s beneficial metabolic actions in the liver, and enable avoidance of safety issues associated with
THR-α
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
We have completed Phase 1 studies with resmetirom in a total of 252 subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of resmetirom. Our Phase 1 studies included randomized, placebo-controlled, double-blind, single and
14-day
multiple-dose escalation studies, drug-interaction studies with statins, with the antidiabetic agent pioglitazone, and with the antiplatelet agent clopidogrel. In addition, a study using radiolabeled resmetirom, a study of a tablet versus capsule formulation of resmetirom, and a multiple dose drug interaction and food effect study have also been completed. In Phase 1 studies, resmetirom appeared safe and was well-tolerated up to 200 mg once daily. The results of these studies suggest that resmetirom is suitable for once-daily oral dosing. Currently there is an ongoing Phase 1 hepatic impairment study to characterize the safety and pharmacokinetics of resmetirom in patients with hepatic impairment, a Phase 1 drug-interaction study with warfarin, and a drug interaction study of resmetirom and pravastatin and simvastatin.
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
Resmetirom demonstrated statistical significance (p<0.0001) in the primary endpoint, the relative reduction of liver fat on
MRI-PDFF
at 12 weeks. At 36 weeks, statistically significant results were demonstrated in multiple histology endpoints including key secondary endpoints related to the reduction and resolution of NASH. At 36 weeks, resmetirom treated patients demonstrated sustained, statistically significant (p<0.0001) reductions compared to placebo treated patients in
LDL-C
and ApoB of more than 20%, TGs of 36% and Lp(a) of 37%. In addition, resmetirom demonstrated statistically significant reductions in liver enzymes (ALT, AST and GGT) relative to placebo (all p=0.002).

Published data [Lancet] showed that patients with >=30% PDFF reduction at Week 12 had a higher rate of NASH resolution and accompanying fibrosis reduction.    A secondary analysis of the Phase 2 NASH clinical trial further supported the potential of PDFF to predict NASH response.

•	Percentages of patients with NASH resolution at Week 36 increased with greater PDFF reduction (agreement between two independent pathologist central biopsy readers)

•	In resmetirom-treated patients with ≥ 50% fat reduction at Week 12, 64% had NASH resolution with a component response driven primarily by ballooning and inflammation

•
PDFF reduction
≥
30 and
≥
50% at Week 12 was associated with improvement in all NAS components including fibrosis reduction on subsequent liver biopsy and achievement of both endpoints: NASH resolution and
≥
1 point fibrosis reduction PDFF reduction
≥
30 and
≥
50% at Week 12 was also associated with fibrosis reduction on subsequent liver biopsy

These findings support the pathogenicity of liver steatosis in NASH and fibrosis progression.
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
MGL-3196
(resmetirom) in NASH
We are developing resmetirom for the treatment of
non-cirrhotic
NASH with fibrosis. Based on the scientific literature in human and animal studies, we believe that NASH livers in humans frequently have a deficiency in
THR-ß
activity that leads to features of NASH, including fatty liver, inflammation and fibrosis, and that treatment with resmetirom will replace this hormone deficiency and be an effective NASH treatment. We believe that resmetirom is an excellent candidate for the chronic treatment of NASH because of its safety and tolerability profile observed to date in healthy subjects, its effects in reducing cardiovascular risk factors such as
LDL-C
and TGs in early-stage clinical trials, and its multiple beneficial effects in animal models of NASH. CVD is the most common cause of death in patients with NASH. We have completed multiple studies in animal models of metabolic diseases, dyslipidemia and NASH in which resmetirom demonstrated a statistically significant reduction in liver TGs, insulin resistance, liver enzymes (which may be elevated in NASH), and markers of inflammation and fibrosis. We believe that resmetirom will treat the underlying lipotoxicity that drives the inflammation and liver cell damage observed in NASH patients, and after the underlying lipotoxicity is treated, NASH-related liver fibrosis will resolve as the liver regenerates.
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
In March 2019 the Company announced that it had initiated a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist,
MGL-3196
(resmetirom). This double-blind, placebo-controlled study will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.

In December 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
double-blind, placebo controlled Phase 3 clinical study in 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. In addition,
MAESTRO-NAFLD-1
includes an open label arm in which up to 100 patients will be dosed with 100 mg resmetirom. Enrollment objectives for this study have been exceeded, with approximately 1,200 patients enrolled overall. In October 2020 we completed enrollment of the double-blind, placebo controlled arms of the study. The
MAESTRO-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval or treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint).
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
There are currently no therapeutic products approved and marketed for the treatment of NASH. There are several commercially available products that are currently used off-label
for NASH, such as vitamin E, an antioxidant, insulin sensitizers, such as pioglitazone, anti-hyperlipidemic agents, such as gemfibrozil, pentoxifylline, ursodiol and others. In addition, there are numerous drugs in development for the treatment of NASH. We are aware of several companies that have product candidates in clinical development for the treatment of NASH, including Intercept Pharmaceuticals, Inc., Gilead Sciences, Inc., Galectin Therapeutics, Inc., Galmed Medical Research Ltd., Genfit Corp., Cirius Therapeutics, Novartis AG, Novo Nordisk A/S, Takeda, Inventiva, Boehringer Ingelheim GmbH, Bristol-Myers Squibb, Pfizer, Inc., Merck & Co., Lilly, Genentech, Sanofi S.A., NGM Biopharmaceutical, Viking Therapeutics, Akero Therapeutics, Enanta Pharmaceuticals, 89Bio Inc., and MedImmune LLC, and there are other companies with candidates in earlier stages of development. Given resmetirom’s actions on the underlying biological pathways across the spectrum of early to late stages of NASH, its CV beneficial effects, and its complementary mechanism to other therapies, we believe that resmetirom has the potential to be used alone or in combination with some of these potential NASH products.
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
Research and Development
Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. Our research and development expenses were $184.8 million for the year ended December 31, 2020, $72.3 million for the year ended December 31, 2019, and $25.4 million for year ended December 31, 2018. The increase in research and development expenses was primarily due to the advancement of clinical programs to Phase 3 studies, further API manufacturing studies and the continuation of preclinical studies. We expect research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
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
We own or
co-own:
four United States and 23 foreign issued patents and allowed patent applications; and six United States and 43 foreign pending patent applications, each of which relates to composition-of-matter
of resmetirom, including certain dosage forms, methods of making resmetirom, and its use in the treatment of key disease indications. Our current patent portfolio covers the United States and certain other jurisdictions worldwide. In addition, pursuant to the Roche Agreement, Roche granted us an exclusive license to certain United States and foreign patents and patent applications owned by Roche and Roche know-how
relating to resmetirom. The Roche Agreement imposes various diligence, milestone payment, royalty payment, insurance, indemnification, and other obligations on us.

Issued patents directed to resmetirom, including certain dosage forms, have statutory expiration dates between 2026 and 2033, excluding any patent term extensions or equivalents thereof that might be available following the grant of marketing authorizations. We have pending patent applications for resmetirom that, if issued, would be expected to expire in the United States and in countries outside of the United States between 2033 and 2042, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.
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
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be significantly lower
Human Capital
As of February 19, 2021, we had forty two full-time employees, including thirty two engaged in research, development, and regulatory activities, and ten in executive, commercial, general and administrative functions, and multiple part-time consultants. We believe that our future success will be shaped by our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership in the Company, and an employment package that is designed to promote well-being across all aspects of their lives, including health care, disability, retirement investment options and paid time off.
General Information
We were incorporated in Delaware in September 2011. Our principal executive offices are located at 200 Barr Harbor Drive, Suite 200, West Conshohocken, PA 19428. Our Internet website address is www.madrigalpharma.com. No portion of our website is incorporated by reference into this Annual Report on
Form 10-K.
We advise you to read this Annual Report on
Form 10-K
in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2021 annual meeting of stockholders, our quarterly reports on
Form 10-Q
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
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for
MGL-3196
(resmetirom) and other future product candidates. As of December 31, 2020, we had an accumulated deficit of approximately $425.5 million. Losses have principally resulted from costs incurred in our preclinical and clinical trials, research and development programs and from our general and administrative expenses. As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $284.1 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if resmetirom or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.
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
We depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our MAESTRO-NASH clinical trial, our clinical development activities could be delayed or otherwise adversely affected.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for resmetirom if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate. Our Phase 3 clinical trials have significantly more patients than were enrolled in our Phase 2 trials. Patient enrollment for MAESTRO-NASH is not complete as of December 31, 2020. A significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For instance, we are aware that other companies conducting clinical trials in NASH patients have had delays in recruiting patients for their trials. In the MAESTRO-NASH Phase 3 trial, patients’ willingness to undergo a liver biopsy involve risk factors. In addition, potential patients for resmetirom may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.
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
We will be required to identify and enroll a sufficient number of patients for our MAESTRO-NASH clinical trial. We also may encounter difficulties in identifying and enrolling NASH patients with a stage of disease appropriate for our future clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate and maintain a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.
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
The continuation or worsening of the
COVID-19
pandemic, could affect our ability to complete our ongoing clinical trials, disrupt regulatory activities and delay or disrupt commercialization of resmetirom, and may have other adverse effects on our stock price and business operations.
The
COVID-19
pandemic has caused, and will continue to cause many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border security, shelter-in
place guidelines, social distancing restrictions and other measures. This outbreak and the resulting governmental measures have had a significant impact, both direct and indirect, on businesses and commerce in the life sciences industry generally, as supply chains and manufacturing process have been disrupted; facilities and production have been suspended; unemployment has increased; and demand for certain third-party goods and services, such as medical services and supplies, has spiked. The future progression of the pandemic and its effects on our business and operations are extremely uncertain and subject to the risks described below.
We and our contract research organizations (“CROs”) and contract manufacturing organizations (“CMO”) may face disruptions that have affected and may continue to affect our ability to conduct and timely complete ongoing clinical trials including disruptions in procuring items that are essential for our development activities, such as materials and intermediates used in the manufacturing of resmetirom. We and our CROs and CMOs, as well as clinical trial sites, have faced and may continue to face disruptions related to our ongoing clinical trials arising from staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. For instance, patient screening and enrollment has been impacted and study patients may not be able to comply with clinical trial protocols (including biopsy testing), in each case where quarantines or shelter-in-place
restrictions impede patient movement or interrupt patient demand for, or a medical facility’s delivery of, protocol-required services and procedures. Additionally, our ability to recruit and retain patients and principal investigators and site staff who may have heightened risks if exposed to
COVID-19
may adversely impact the Company’s clinical trial operations. The response to the
COVID-19
pandemic also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures that are intended to limit in-person
interactions. The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. Moreover, the pandemic has also caused significant disruptions in the financial markets, and may continue to cause such disruptions, which has led to increased trading volatility and significant stock price declines, particularly in the first quarter of 2020, and the pandemic or related consequences may adversely impact the future volatility and value of our stock and future trading in our stock.
In accordance with governmental pronouncements, we have instituted policies to facilitate working remotely. The continuation of personnel working from home (not only at Madrigal, but also at CROs, CMOs, clinical sites and governmental and supervisory bodies) has negatively impacted our productivity and our business plans. Past and future disruptions adversely impacted and could impact our business operations and/or delay necessary interactions with regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, including our CROs and CMOs. We cannot be certain what the overall impact of the
COVID-19
pandemic will be on our business. However, it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

If we continue to experience delays or difficulties in the enrollment of patients in our MAESTRO-NASH trial, our receipt of necessary regulatory approvals, and the commercialization of resmetirom, could be delayed or prevented.
Our ability to complete our MAESTRO-NASH clinical trial for resmetirom as planned could be disrupted if we are unable to locate and enroll on a timely basis a sufficient number of eligible patients to participate in this trial, as required by the FDA or similar regulatory authorities outside of the United States. The global coronavirus pandemic has presented significant challenges in the conduct of MAESTRO-NASH enrollment in 2020 and the first quarter of 2021. Screening for MAESTRO-NASH was negatively impacted due to the outbreak of the
COVID-19
pandemic, and the resulting governmental quarantine restrictions and shelter-in-place
guidelines that influenced the closing or suspension of many European and U.S. trial sites and a decline in U.S. patients seeking screening biopsies. In addition, because MAESTRO-NASH is focused on specific patient populations with protocol-specified biopsy requirements, our ability to enroll eligible patients has been limited and enrollment was slower than we anticipated before the pandemic.
In the face of these challenges, we have taken steps to mitigate the delay in MAESTRO-NASH enrollment by arranging biopsy and MRI services at non-hospital
facilities near many of our site locations, increasing the number of clinical sites and enrolling patients with existing biopsies, including patients from NASH trials which were discontinued and/or in which the drug was inactive in NASH. We believe these mitigation efforts have positioned us to accelerate enrollment growth going forward, but the pace of new enrollment ultimately will be dependent on our target study patients becoming comfortable initiating the protocol-prescribed biopsies during the
COVID-19
pandemic. External factors that would help accelerate MAESTRO-NASH enrollment include new or emerging developments such as: declines in the number of new reported
COVID-19
cases; actual (or perceived) reduced risks associated with potential surges in cases or
COVID-19
variant developments in the U.S. and Europe; the easing of
COVID-19
governmental restrictions; the increased ability of widely-recognized effective therapeutics, therapeutic combinations or vaccines to combat COVID-19; and a sustained return to pre-COVID-19
daily routines, including routine
on-site
work and school schedules and medical procedure scheduling in the U.S. and Europe.
If the
COVID-19
pandemic continues or worsens, patient recruitment and enrollment in our MAESTRO-NASH trial may be adversely affected, delayed or interrupted. In addition, patients may choose to withdraw from our studies or we may choose to or be further required to pause enrollment and or patient dosing in our trial in order to preserve health resources and protect trial participants. It is unknown whether or how long pauses, delays or disruptions could occur or continue. Our ability to successfully complete MAESTRO-NASH enrollment and study objectives in the midst of the
COVID-19
pandemic is subject to circumstances beyond our control and is subject to the enhanced risks and uncertainties that are described in our Risk Factors.
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
We are highly dependent on principal members of our management team, including our Chief Executive Officer, Paul A. Friedman, M.D., and our President, Research and Development, and Chief Medical Officer, Rebecca Taub, M.D. These executives each have significant pharmaceutical industry experience. The loss of any member of our management team or scientific staff, including Drs. Friedman and Taub, would impair our ability to identify, develop and market new products. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.
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
Our licensed
composition-of-matter
patent licensed from Roche for resmetirom is expected to expire in the United States in 2026. Our co-owned
patents and pending patent applications that cover our particular solid form, dosage, method of manufacturing, and uses of resmetirom to treat various indications are expected to expire in 2033. Our exclusively-owned pending patent applications that cover companion diagnostics, various solid forms of resmetirom, and method of manufacturing, if issued, are expected to expire between 2037 and 2042. While patent term adjustments or patent term extensions could result in later expiration dates for each of these patents, there can be no assurances that we will receive any patent adjustments or patent term extensions. The patent application process and patent maintenance and enforcement are subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

•	the costs and timing of establishing sales, marketing and reimbursement capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships;

•	costs associated with any new product candidates that we may develop, in-license or acquire; and

•	the effect of competing technological and market developments.
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
Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The closing price of our common stock has ranged from $60.13 to $133.70 per share during the period from January 1, 2020 to December 31, 2020. The market price of our common stock could be impacted due to a variety of factors, including: global market or financial developments (whether due to the COVID pandemic or otherwise); US market events (including the potential for unusual market trading activity following external short interest developments or social media activity, such as those that have impacted certain stocks such as AMC Entertainment Holdings, Inc. and GameStop Corp. in the first quarter of 2021, and which in any case generally would be beyond our control); industry-wide events; and the following events or developments:

•	the losses we may incur, including increased losses resulting from costs associated with increases in our clinical trial activity;

•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;

•	the progress and results of our clinical trials;

•	public concern as to the safety and efficacy of products developed by us or others or public safety generally (whether due to the COVID pandemic or otherwise); and

•	litigation.
In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In the event any of the foregoing occur, the market price of our common stock could be highly volatile and may materially decline.
A small number of our stockholders own a substantial amount of our outstanding common stock and may be deemed to have substantial control over us; therefore, your ability to influence corporate matters may be limited.
Certain stockholders affiliated and associated with our officers and directors collectively own approximately 26.4% of our outstanding common stock as of December 31, 2020 and acting together, may have the ability to substantially affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.
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
We expect that significant additional capital will be needed in the future to continue our planned operations. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In November 2020 we established a new
“at-the-market”
(“ATM”) program in the amount of $200 million under which we may, from time to time, issue and sell shares of our common stock to or through a sales agent up to established limits. To the extent we raise additional capital by issuing equity securities, through the ATM program or otherwise, our stockholders may experience substantial dilution. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Please see Note 6 within the Consolidated Financial Statements of this Annual Report on Form
10-K
for sales of our common stock under the ATM program.
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
As of December 31, 2020, there were a number of investors or investor groups that held a significant beneficial ownership interest in our common stock, including: 2,733,100 shares of our common stock (the “Bay City Affiliate Holdings”) beneficially owned by Dr. Fred Craves, our Lead Director, which includes 2,310,521 shares beneficially owned by Bay City Capital LLC (“Bay City”); 1,969,797 shares of outstanding Series A Convertible Preferred stock, a common stock equivalent with no voting rights, that is convertible into shares of Common Stock on a
1-for-1
basis only to the extent that after giving effect to such conversion the holders thereof and their affiliates and any persons who are members of a Section 13(d) group with the holders or their affiliates would beneficially own (in the aggregate, for purposes of Rule
13d-3
under the Exchange Act) no more than 4.99% of the outstanding Common Stock (the “Beneficial Ownership Limitation”); and 1,837,540 shares of our common stock issuable upon the exercise of outstanding stock options under our 2015 Stock Plan, as amended (the “Common Shares Underlying Our Stock Options”). The Bay City Affiliate Holdings represent approximately 17.6% of our outstanding common stock as of December 31, 2020, and are capable of being sold directly (including by Bay City or its affiliated funds) or indirectly (following any future distribution to Bay City from affiliated funds or by Bay City to its partners), and any material sale of such shares could significantly reduce the market price of our common stock and impair our ability to raise adequate capital. As of December 31, 2020, the 1,969,797 Common Shares Underlying Our Preferred Stock (disregarding the Beneficial Ownership Limitation and assuming the full conversion of all currently outstanding preferred shares) owned by entities affiliated with Baker Bros. Advisors LP and 1,499,213 additional shares of common stock directly owned by entities affiliated with Baker Bros. Advisors LP collectively represented 19.9% of our common stock on an as converted, fully-converted basis (the “Baker Bros. Fully Converted Interest”). In addition, we have six institutional investors who have filed Schedule 13Gs (or amendments) reflecting collective beneficial ownership, as of December 31, 2020, of approximately 43% of our outstanding common stock (“Our Other Shares Beneficially Owned by Institutional Investors”). Sales of a substantial number of shares of our common stock by one or more of the investors of groups listed above (such as the Common Shares Underlying Our Stock Options, the Bay City Affiliate Holdings, the Baker Bros. Fully Converted Interest or Our Other Shares Beneficially Owned by Institutional Investors) or other equity-related securities in the public markets, could depress the market price of our common stock. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. See “Risk Factors; Risks Relating to Ownership of Our Common Stock
—
The price of our common stock has been, and may continue to be, volatile
.
”
Such sales or short sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.
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
We lease our approximately 10,500 square-foot corporate headquarters facility located in West Conshohocken, Pennsylvania. We believe our facility is adequate for our current needs. Our lease expires in May 2023. We plan to acquire additional space as our business continues to grow. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.

Item 3.	Legal Proceedings
We currently are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Market Information
The term “Private Madrigal” refers to Madrigal Pharmaceuticals, Inc. prior to the consummation of its merger with Synta Pharmaceuticals Corp. in July 2016.
Our common stock has traded on the Nasdaq stock market under the symbol “MDGL” since July 25, 2016, the trading date following the consummation of our merger with Private Madrigal. Prior to July 25, 2016, our common stock was traded on the Nasdaq stock market under the symbol “SNTA.”
Holders
As of February 19, 2021, there were approximately 31 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2016 and December 31, 2020, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2016 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The vertical line on July 21, 2016 notes the date of the Merger.
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
The statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements included elsewhere in this Annual Report on
Form 10-K.
The statements of operations data for the year ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited financial statements not included in this Annual Report on
Form 10-K.
The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this Annual Report on
Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Total revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	184,809	72,324	25,389	24,390	15,933
General and administrative	21,864	22,648	15,293	7,672	9,290

Total operating expenses	206,673	94,972	40,682	32,062	25,223

Loss from operations	(206,673)	(94,972)	(40,682)	(32,062)	(25,223)
Interest income (expense), net	4,329	11,024	7,671	558	(1,165)
Other income	100	—	200	350	—

Net loss	$(202,244)	$(83,948)	$(32,811)	$(31,154)	$(26,388)

Net loss per common share:
Basic and diluted net loss per common share	$(13.09)	$(5.45)	$(2.22)	$(2.54)	$(5.07)
Basic and diluted weighted average number of common shares outstanding	15,446,638	15,394,659	14,796,712	12,244,939	5,204,644

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$284,149	$439,045	$483,718	$191,527	$40,500
Total assets	286,995	442,056	485,428	192,313	41,210
Total liabilities	47,025	25,491	8,444	10,054	4,800
Accumulated deficit	(425,464)	(223,220)	(139,272)	(106,461)	(75,307)
Total stockholders’ equity	$239,970	$416,565	$476,984	$182,259	$36,410

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Risk Factors in Part I, Item 1A and disclosures under “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report on
Form 10-K,
the audited financial statements and accompanying notes, included elsewhere in this Annual Report on
Form 10-K,
and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report, our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and in the “Risk Factors” sections contained in Part I, Item 1A in this Annual Report on Form
10-K.
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
Our Ongoing and Planned Studies.
On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 200 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint will be the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a
2-point
reduction in NAS (NAFLD Activity Score), and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
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
Recent Developments
Ongoing MAESTRO-NASH Phase 3 clinical trial
In March of 2019 we initiated a Phase 3 trial in NASH, described in detail above under “About Madrigal; Our Ongoing and Planned Studies.”
Ongoing
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
COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for its Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results,
MAESTRO-NAFLD-1
study or liquidity for the period ended December 31, 2020, but it did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. These risks and uncertainties, which are beyond our control, are summarized in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.
Other Key Developments
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased year over year in each of 2018, 2019, and 2020 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates
Completion dates and costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates at this point in time. We expect that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.
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
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
Revenue
We did not generate any revenue during the years ended December 31, 2020 and 2019, respectively.

Operating Expenses
The following table provides comparative results of our operating expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,		Increase / (Decrease)
	2020	2019	$	%

Research and Development Expenses	$184,809	$72,324	112,485	156%
General and Administrative Expenses	21,864	22,648	(784)	(3%)
Interest (Income)	(4,329)	(11,024)	(6,695)	(61%)
Other (income)	(100)	—	100	100%

	$202,244	$83,948	118,296	141%
Research and Development Expense
Our research and development expenses were $184.8 million for the year ended December 31, 2020 compared to $72.3 million for the year ended December 31, 2019. Research and development expenses increased by $112.5 million in the 2020 period due primarily to the additional activities related to the Phase 3 clinical trials initiated in 2019, an increase in manufacturing costs to support ongoing clinical trials and to prepare for commercialization, and an increase in head count and related expenses. We expect our research and development expenses to increase over the next couple years as we advance our clinical and preclinical development programs for resmetirom and as we increase our research and development efforts in connection therewith.
General and Administrative Expense
Our general and administrative expenses were $21.9 million for the year ended December 31, 2020 compared to $22.6 million for the year ended December 31, 2019. General and administrative expenses decreased by $0.7 million in the 2020 period due primarily to a decrease in non-cash
stock compensation from stock option awards, partially offset by increases in other general and administrative expenses. We expect our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our interest income was $4.3 million for the year ended December 31, 2020 compared to $11.0 million for the year ended December 31, 2019. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2020 and decreased interest rates.
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
General and Administrative Expense
Our general and administrative expenses were $22.7 million for the year ended December 31, 2019 compared to $15.3 million for the year ended December 31, 2018. General and administrative expenses increased by $7.4 million in the 2019 period due primarily to an increase in non-cash
stock compensation from stock option awards. We expect our general and administrative expenses to increase over the next several years as we advance our clinical and preclinical development programs for resmetirom and continue operating as a public company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.
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
As of December 31, 2020, we had cash, cash equivalents and marketable securities totaling $284.1 million compared to $439.0 million as of December 31, 2019, with the decrease attributable to the funding of operations. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of December 31, 2020 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part II, Item 1A, “Risk Factors” of this Annual Report. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of a $200 million at-the-market
sales agreement entered into in November of 2020, with Cowen and Company, LLC (the “2020 Sales Agreement”), pursuant to which we may, from time to time, issue and sell shares of our common stock up to established limits. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows
The following table summarizes our net cash flow activity (in thousands):

	Year ended December 31,
	2020	2019	2018

Net cash used in operating activities	$(157,561)	$(41,624)	$(25,507)
Net cash (used in) provided by investing activities	159,780	30,707	(380,076)
Net cash provided by financing activities	5,088	235	314,335

Net (decrease) increase in cash and cash equivalents	$7,307	$(10,682)	$(91,248)
Operating Activities
Net cash used in operating activities was $157.6 million, $41.6 million, and $25.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts. Net cash used in the year ended December 31, 2020 increased from prior years predominately due to escalated clinical trial related activity.
Investing Activities
Net cash provided by investing activities was $159.8 million for the year ended December 31, 2020 and consisted primarily of $489.5 million from sales and maturities of marketable securities, partially offset by $329.3 million of purchases of marketable securities for our investment portfolio.
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
Financing Activities
Net cash provided by financing activities was $5.1 million for the year ended December 31, 2020 and consisted primarily of sales of our common stock under the 2020 Sales Agreement with Cowen and Company, LLC and the exercise of stock options.
Net cash provided by financing activities was $0.2 million for the year ended December 31, 2019 and consisted primarily of proceeds from the exercise of stock options.
Net cash provided by financing activities was $314.3 million for the year ended December 31, 2018 and consisted primarily of sales of our common stock in the June 2018 Registered Offering and the exercise of stock options.
Contractual Obligations and Commercial Commitments
As of December 31, 2020, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	896	370	526	—	—

Total contractual Obligations	896	370	526	—	—

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
Inflation Risk
Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 or 2018.

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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in its report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on
Form 10-K
because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2021 Proxy Statement, no later than April 30, 2020, and certain information to be included in the 2021 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference in our 2021 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this item regarding executive compensation is incorporated by reference in our 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference in our 2021 Proxy Statement. In addition, information about our equity compensation plans is incorporated herein by reference to our 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions is incorporated by reference in our 2021 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item regarding principal accounting fees and services is incorporated by reference in our 2021 Proxy Statement.

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

Item 15(a)(3)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

Item 15(b)	See Item 15(a)(3) above.

Item 15(c)	See Item 15(a)(2) above.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Agreement and Plan of Merger and Reorganization, dated April 13, 2016, by and among Synta Pharmaceuticals Corp., the Registrant and Saffron Merger Sub, Inc.		DEFA14A; Form 8-K (Exhibit 2.1)	4/14/2016	001-33277

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	3/31/2017	001-33277

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	6/21/2017	001-33277

3.3	Bylaws of the Registrant, as amended April 13, 2016.		DEFA14A; Form 8-K (Exhibit 3.1)	4/14/2016	001-33277

4.1	Description of Securities of the Registrant		Form 10-K (Exhibit 4.1)	2/26/20	001-33277

4.2	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	6/21/2017	001-33277

Equity Agreements

10.1	Sales Agreement, dated November 5, 2020, by and between Madrigal Pharmaceuticals, Inc. and Cowen and Company, LLC (concerning at-the-market offerings of Madrigal common stock).		Form 8-K (Exhibit 1.1)	11/5/2020	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

10.2	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.†		Form 10-Q (Exhibit 10.5)	11/14/2016	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

Equity Compensation Plans

10.3*	Amended 2015 Stock Plan		Definitive Proxy Statement (Annex A)	5/15/2019	001-33277

10.4*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	3/31/2017	001-33277

10.5*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	3/31/2017	001-33277

10.7*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.13)	3/31/2017	001-33277

10.8*	Form of Restricted Stock Unit Agreement under Amended 2015 Stock Plan.		Form 10-Q (Exhibit 10.1)	5/10/2016	001-33277

Agreements with Executive Officers and Directors

10.9*	Letter Agreement, dated November 24, 2014, between Synta Pharmaceuticals Corp. and Marc R. Schneebaum		Form 8-K (Exhibit 10.3)	12/4/2014	001-33277

10.11*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.		Form 8-K (Exhibit 10.2)	07/22/2016	001-33277

10.12*	Non-Qualified Stock Option Agreement (outside of the Amended and Restated 2006 Stock Plan), dated December 8, 2014, between the Registrant and Marc Schneebaum.		Form 10-K (Exhibit 10.46)	3/12/2015	001-33277

10.13*	Letter Agreement, dated April 13, 2016, by and between the Company and Paul A. Friedman, M.D.		Form 8-K (Exhibit 10.3)	7/22/2016	001-33277

10.14*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	7/22/2016	001-33277

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

*	Indicates a management contract, compensatory plan or arrangement.
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

MADRIGAL PHARMACEUTICALS INC.

Date: February 25, 2021	By:	/s/ PAUL A. FRIEDMAN, M.D.
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

Signatures	Title	Date

/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ MARC R. SCHNEEBAUM Marc R. Schneebaum	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2021

/s/ REBECCA TAUB, M.D. Rebecca Taub, M.D.	Director	February 25, 2021

/s/ FRED B. CRAVES, PH.D. Fred B. Craves, Ph.D.	Director	February 25, 2021

/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 25, 2021

/s/ KEITH R. GOLLUST Keith R. Gollust	Director	February 25, 2021

/s/ DAVID MILLIGAN, PH.D. David Milligan, Ph.D.	Director	February 25, 2021

/s/ RICHARD S. LEVY, M.D. Richard S. Levy, M.D.	Director	February 25, 2021

/s/ JAMES M. DALY James M. Daly	Director	February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Madrigal Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Madrigal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Research and Development Costs
As described in Notes 2 and 5 to the consolidated financial statements, management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its preclinical studies and clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Total research and development costs incurred during the year ended December 31, 2020 were $184.8 million and research and development costs accrued were $31.6 million as of December 31, 2020.
The principal considerations for our determination that performing procedures relating to research and development costs is a critical audit matter are the significant judgment by management when estimating the costs incurred for services performed by vendors that have not yet been invoiced in estimating the research and development costs to accrue in the reporting period. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the audit evidence obtained relating to estimates of costs accrued.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s process relating to accruing research and development costs, including controls overestimating the costs incurred for services performed by vendors that have not yet been invoiced. These procedures also included, among others, testing management’s process for estimating the research and development costs to accrue in the reporting period, evaluating the completeness and accuracy of underlying data used in management’s estimate by testing for consistency with a sample of contracts and invoices, testing the number of patients screened for and enrolled in the trial, testing the mathematical accuracy of the calculation of the accrual for research and development costs incurred, and evaluating the reasonableness of assumptions used in the estimate. Evaluating the reasonableness of assumptions used in the estimate involved assessing management’s ability to reasonably estimate costs incurred that have not been invoiced by (i) performing a comparison of the estimated accrual to average procedure rates per contracts applied to the number of patients screened for and enrolled in the trial, and by (ii) performing a comparison of the estimated accrual to actual costs incurred on similar completed preclinical studies and clinical trials.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2021
We have served as the Company’s auditor since 2016.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$54,004	$46,697
Marketable securities	230,145	392,348
Prepaid expenses and other current assets	1,014	1,152

Total current assets	285,163	440,197
Property and equipment, net	1,047	1,184
Right-of-use asset	785	675

Total assets	$286,995	$442,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,017	$1,178
Accrued expenses	45,222	23,637
Lease liability	318	315

Total current liabilities	46,557	25,130
Long term liabilities:
Lease liability	468	361

Total long term liabilities	468	361

Total liabilities	47,025	25,491

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at December 31, 2020 and December 31, 2019; 1,969,797 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at December 31, 2020 and December 31, 2019; 15,508,146 and 15,429,154 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in-capital	665,385	639,567
Accumulated other comprehensive gain	47	216
Accumulated deficit	(425,464)	(223,220)

Total stockholders’ equity	239,970	416,565

Total liabilities and stockholders’ equity	$286,995	$442,056

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenues:
Total revenues	$—	$—	$—
Operating expenses:
Research and development	184,809	72,324	25,389
General and administrative	21,864	22,648	15,293

Total operating expenses	206,673	94,972	40,682

Loss from operations	(206,673)	(94,972)	(40,682)
Interest income	4,329	11,024	7,671
Other income	100	—	200

Net loss	$(202,244)	$(83,948)	$(32,811)

Net loss per common share:
Basic and diluted net loss per common share	$(13.09)	$(5.45)	$(2.22)
Basic and diluted weighted average number of common shares outstanding	15,446,638	15,394,659	14,796,712
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018

Net Loss	$(202,244)	$(83,948)	$(32,811)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(169)	535	(288)

Comprehensive loss	$(202,413)	$(83,413)	$(33,099)

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,969,797	$—	14,227,634	$1	$288,750	$(31)	$(106,461)	$182,259
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	1,079,580	1	311,824	—	—	311,825
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	101,809	—	2,510	—	—	2,510
Compensation expense related to stock options for services	—	—	—	—	13,489	—	—	13,489
Unrealized loss on marketable securities	—	—	—	—	—	(288)	—	(288)
Net loss	—	—	—	—	—	—	(32,811)	(32,811)

Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	20,131	—	235	—	—	235
Compensation expense related to stock options for services	—	—	—	—	22,759	—	—	22,759
Unrealized gain on marketable securities	—	—	—	—	—	535	—	535
Net loss	—	—	—	—	—	—	(83,948)	(83,948)

Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	39,607	—	667	—	—	667
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	39,385	—	4,421	—	—	4,421
Compensation expense related to stock options for services	—	—	—	—	20,730	—	—	20,730
Unrealized loss on marketable securities	—	—	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	—	—	(202,244)	(202,244)

Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net loss	$(202,244)	$(83,948)	$(32,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,730	22,759	13,489
Depreciation and amortization expense	471	112	96
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	138	332	(998)
Accounts payable	(161)	(1,309)	558
Accrued expense	21,585	16,783	(2,168)
Accrued interest, net of interest received on maturity of investments	1,920	3,647	(3,673)

Net cash used in operating activities	(157,561)	(41,624)	(25,507)

Cash flows from investing activities:
Purchases of marketable securities	(329,342)	(619,303)	(614,358)
Sales and maturities of marketable securities	489,456	650,182	234,304
Purchases of property and equipment, net of disposals	(334)	(172)	(22)

Net cash provided by (used in) investing activities	159,780	30,707	(380,076)

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	4,421	—	311,825
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	667	235	2,510

Net cash provided by financing activities	5,088	235	314,335

Net increase (decrease) in cash and cash equivalents	7,307	(10,682)	(91,248)
Cash and cash equivalents at beginning of period	46,697	57,379	148,627

Cash and cash equivalents at end of period	$54,004	$46,697	$57,379

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$451	$900	$—
Purchases of property and equipment in accounts payable at period end	—	897	—
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound,
MGL-3196
(resmetirom), is being advanced for
non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated two Phase 3 studies of resmetirom in NASH in 2019 that are ongoing. The Company previously completed Phase 2 studies of resmetirom in NASH in May of 2018 and Heterozygous Familial Hypercholesterolemia (“HeFH”) in February of 2018.
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
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2020, 2019 and 2018, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2020, 2019 and 2018, the Company did not have any realized gains or losses on marketable securities.
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
Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.
As of December 31, 2020 and 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the years ended December 31, 2020, 2019 and 2018, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2020 and 2019, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Patents
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s statements of operations. Patent expenses were approximately $353 thousand, $408 thousand and $226 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2020, 2019 and 2018, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	As of December 31,
	2020	2019	2018

Common stock options	1,837,540	1,461,987	1,132,618
Unvested restricted common stock	—	—	52,063
Preferred stock	1,969,797	1,969,797	1,969,797
Recent Accounting Pronouncements
None.
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

The Company has incurred losses since inception, including approximately $202.2 million for the year ended December 31, 2020, resulting in an accumulated deficit of approximately $425.5 million and $223.2 million as of December 31, 2020 and 2019, respectively. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through the issuance of convertible debt, the proceeds from the Merger on July 22, 2016, and proceeds from sales of the Company’s common and Series A Convertible Preferred Stock (see Note 6).
The Company believes that its cash, cash equivalents and marketable securities at December 31, 2020 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date in which those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of December 31, 2020 and 2019 is as follows (in thousands):

	December 31, 2020
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$716	$—	$—	$716
Money market funds (Level 1)	53,288	—	—	53,288

Total cash and cash equivalents	54,004	—	—	54,004
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	227,172	80	(36)	227,216
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	2,926	4	(1)	2,929

Total cash, cash equivalents and marketable securities	$284,102	$84	$(37)	$284,149

	December 31, 2019
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$1,772	$—	$—	$1,772
Money market funds (Level 1)	44,925	—	—	44,925

Total cash and cash equivalents	46,697	—	—	46,697
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	309,365	220	(40)	309,545
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	82,767	39	(3)	82,803

Total cash, cash equivalents and marketable securities	$438,829	$259	$(43)	$439,045

5. Accrued Liabilities
Accrued liabilities as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Contract research organization costs	$31,646	$13,775
Other clinical study related costs	3,901	2,621
Compensation and benefits	4,686	2,779
Professional fees	830	1,177
Other	4,159	3,285

Total accrued liabilities	$45,222	$23,637

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
basis.
At-The-Market
Issuance Sales Agreement
In November 2020, the Company entered into an
at-the-market
sales agreement (the “2020 Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock. The Company is not obligated to make any sales of its common stock under the 2020 Sales Agreement. Any shares sold will be sold pursuant to the
 effective shelf registration statement on Form
S-3,
(the “Registration Statement”), and
the
 prospectus supplement to the Registration Statement. The Sales Agreement authorizes an aggregate offering of up to $200 million in shares of our common stock, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2020 Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The 2020 Sales Agreement may be terminated by the Company at any time upon 10 days’ notice.

As of December 31, 2020, 39,607 shares have been sold under the 2020 Sales Agreement for an aggregate of approximately $4.8 million in gross proceeds. Net proceeds to the Company were approximately $4.4 million after deducting commissions and other transaction costs. Approximately $195.2 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the 2020 Sales Agreement.
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
7. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of December 31, 2020, the Company had options outstanding to purchase 1,837,540 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of December 31, 2020, 936,407 shares were available for future issuance.
The following table summarizes stock option activity during the twelve months ended December 31, 2020:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2020	1,461,987	$64.67	—	—
Options granted	449,625	92.51	—	—
Options exercised	(39,385)	16.94	—	—
Options cancelled	(34,687)	102.35	—	—

Outstanding at December 31, 2020	1,837,540	$71.80	6.95	$91,776

Exercisable at December 31, 2020	1,185,889	$55.24	6.09	$82,075
The total cash received by the Company as a result of stock option exercises was $0.7 million, $0.2 million and $2.5 million for the years ended December 31, 2020, 2019, and 2018. The total intrinsic value of options exercised was $4.1 million in the year ended December 31, 2020. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2020, 2019 and 2018 was $68.07, $91.19 and $137.49, respectively.
Restricted Common Stock
The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. There were no outstanding restricted shares or activity in 2020.

Stock-Based Compensation Expense
Stock-based compensation expense during the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation expense by type of award:
Stock options	$20,730	$22,487	$12,997
Restricted stock	—	272	492

Total stock-based compensation expense	$20,730	$22,759	$13,489

Effect of stock-based compensation expense by line item:
Research and development	$8,833	$8,277	$3,707
General and administrative	11,897	14,482	9,782

Total stock-based compensation expense included in net loss	$20,730	$22,759	$13,489

Unrecognized stock-based compensation expense on stock options as of December 31, 2020 was $38.8 million with a weighted average remaining period of 2.6 years.
8. Leases
In 2019, the Company entered into an operating lease for office space, which was renewed and extended in 2020. We adopted ASU
2016-02,
“Leases,” on January 1, 2019 requiring, among other changes, operating and finance leases with terms exceeding twelve months to be recognized as a right-of-use
asset (or “ROU”) and lease liabilities on the balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The lease term is determined to be the non-cancelable
period including any lessee renewal options that are considered reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment.
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of December 31, 2020 was as follows (in thousand):

Operating Leases

2021	370
2022	371
2023	155
Thereafter	—

Total minimum payments	$896
Less: imputed interest	110

Present value of lease liabilities	$786
As of December 31, 2020, the weighted average remaining operating lease term was 2.4 years and the weighted average discount rate used to determine the operating lease liabilities was 3.25%. Cash paid related to the lease liability was $303 and $297 thousand for years ended December 31, 2020 and 2019 respectively. Operating lease costs during the year ended December 31, 2020 was $347 and $386 thousand for years ended December 31, 2020 and 2019 respectively. Rent expense during the year ended December 31, 2020 and 2019 was $0 thousand and $239 thousand, respectively. Short term and variable leases costs were immaterial during the years ended December 31, 2020, 2019 and 2018.
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
Steatohepatitis (NASH), which triggered a $2 million milestone payment under the agreement. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the years ended December 31, 2020, 2019 and 2018.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.
10. Income Taxes
At December 31, 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $99.9 million available to reduce future taxable income, of which $40.4 million will expire between 2031 and 2037. The Company also has state operating loss carryforwards of approximately $88.6 million, available to reduce future taxable income, which expire between 2031 and 2040. The Company has unused federal research and development carryforwards of approximately $13.4 million which will begin to expire in 2031.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As there is no assurance of future taxable income, a full valuation allowance has been established to offset the deferred tax assets. The valuation allowance increased $66.6 million for the year ended December 31, 2020. Changes in the deferred tax asset will be recorded as an income tax benefit or expense on the accompanying consolidated statements of operations.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2020 there were no uncertain positions. The 2016 through 2020 tax returns are open to review by the IRS and state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2020.

Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Deferred Tax Liabilities
Unrealized gains on investments	$14	$62	$—

Total Deferred Tax Liabilities	$14	$62	$—

Deferred Tax Assets
Charitable contributions	$51	$15	$13
Accrued expenses	1,318	759	498
Intangibles	883	983	477
Stock compensation	16,812	10,943	4,395
Property, plant & equipment	68	13	9
Unrealized loss on investment	—	—	92
Net operating losses	27,933	17,635	14,851
Capitalized R&D	71,128	29,364	15,108
R&D credit	14,205	6,141	3,505

Total deferred tax assets before valuation allowance	132,398	65,853	38,948
Valuation allowance	(132,384)	(65,791)	(38,948)

Total deferred tax assets	14	62	—

Net deferred tax assets	$—	$—	$—

Differences between the effective income tax rate and the US statutory rate were as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Tax benefit at U.S. federal statutory rate	$(42,471)	$(17,629)	$(6,890)
Stock based compensation	(68)	(47)	(3,415)
Other nondeductible expenses	1	14	—
State income taxes benefit before valuation allowance, net of federal benefit	(16,580)	(6,613)	(5,460)
Increase in domestic valuation allowance	66,593	26,843	17,529
Research and development credit	(7,472)	(2,636)	(1,604)
Other adjustments	(3)	68	(160)

Income tax expense (benefit)	$—	$—	$—

11. Quarterly Financial Data (unaudited)
The following tables present a summary of quarterly results of operations for 2020 and 2019 (in thousands, except shares and per share data):

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	33,400	44,688	53,292	53,429
General and administrative	4,605	5,639	5,494	6,126

Total operating expenses	38,005	50,327	58,786	59,555

Loss from operations	(38,005)	(50,327)	(58,786)	(59,555)
Interest income	1,870	1,204	823	432
Other income	—	100	—	—

Net loss	$(36,135)	$(49,023)	$(57,963)	$(59,123)

Net loss per common share:
Basic and diluted net loss per common share	$(2.34)	$(3.18)	$(3.75)	$(3.82)
Basic and diluted weighted average number of common shares outstanding	15,429,154	15,433,348	15,448,425	15,475,291

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	12,373	15,594	19,447	24,910
General and administrative	5,746	7,110	4,748	5,044

Total operating expenses	18,119	22,704	24,195	29,954

Loss from operations	(18,119)	(22,704)	(24,195)	(29,954)
Interest income	3,039	3,005	2,766	2,214
Other income	—	—	—	—

Net loss	$(15,080)	$(19,699)	$(21,429)	$(27,740)

Net loss per common share:
Basic and diluted net loss per common share	$(0.98)	$(1.28)	$(1.39)	$(1.80)
Basic and diluted weighted average number of common shares outstanding	15,364,465	15,368,986	15,415,096	15,429,154
12. Subsequent Event
As of February
24
, 2021 the company has sold 549,617 shares under the 2020 Sales Agreement (described in Note 6) for an aggregate of approximately $67.8 million in gross proceeds in 2021 to date. Net proceeds to the Company were approximately $66.5 million after deducting commissions and other transaction costs. Approximately $127.3 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the 2020 Sales Agreement.