Form 10-Q
period 2021-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2021-05-06
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, the registrant had 16,584,625 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$44,205	$54,004
Marketable securities	263,019	230,145
Prepaid expenses and other current assets	822	1,014

Total current assets	308,046	285,163
Property and equipment, net	978	1,047
Right-of-use asset	707	785

Total assets	$309,731	$286,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,396	$1,017
Accrued expenses	44,075	45,222
Lease liability	320	318

Total current liabilities	48,791	46,557
Long term liabilities:
Lease liability	387	468

Tot a l long te r m liabilities	387	468

Total liabilities	49,178	47,025

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2021 and December 31, 2020; 1,969,797 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2021 and December 31, 2020; 16,063,199 and 15,508,146 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in-capital	738,575	665,385
Accumulated other comprehensive gain (loss)	(14)	47
Accumulated deficit	(478,010)	(425,464)

Total stockholders’ equity	260,553	239,970

Total liabilities and stockholders’ equity	$309,731	$286,995

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	45,770	33,400
General and administrative	7,209	4,605

Total operating expenses	52,979	38,005

Loss from operations	(52,979)	(38,005)
Interest income	160	1,870
Other income	273	—

Net loss	$(52,546)	$(36,135)

Net loss per common share:
Basic and diluted net loss per common share	$(3.32)	$(2.34)
Basic and diluted weighted average number of common shares outstanding	15,840,401	15,429,154
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020

Net Loss	$(52,546)	$(36,135)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(61)	199

Comprehensive loss	$(52,607)	$(35,936)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	550,803	—	66,616	—	—	66,616
Exercise of common stock options	—	—	4,250	—	478	—	—	478
Compensation expense related to stock options for services	—	—	—	—	6,096	—	—	6,096
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(52,546)	(52,546)

Balance at March 31, 2021	1,969,797	$—	16,063,199	$2	$738,575	$(14)	$(478,010)	$260,553

Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Compensation expense related to stock options for services	—	—	—	—	4,846	—	—	4,846
Unrealized gain on marketable securities	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(36,135)	(36,135)

Balance at March 31, 2020	1,969,797	$—	15,429,154	$2	$644,413	$415	$(259,355)	$385,475

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(52,546)	$(36,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,096	4,846
Depreciation and amortization expense	113	125
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	191	175
Accounts payable	3,379	(63)
Accrued expense	(1,147)	632
Accrued interest, net of interest received on maturity of investments	485	(86)

Net cash used in operating activities	(43,429)	(30,506)

Cash flows from investing activities:
Purchases of marketable securities	(93,722)	(58,647)
Sales and maturities of marketable securities	60,302	109,421
Purchases of property and equipment, net of disposals	(44)	(314)

Net cash provided by (used in) investing activities	(33,464)	50,460

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	66,616	—
Proceeds from the exercise of common stock options, net of transaction costs	478	—

Net cash provided by financing activities	67,094	—

Net increase (decrease) in cash and cash equivalents	(9,799)	19,954
Cash and cash equivalents at beginning of period	54,004	46,697

Cash and cash equivalents at end of period	$44,205	$66,651

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
O
rganization and Business
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
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that we will have for the full year ending December 31, 2021 or any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2021 and 2020, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2021 and 2020, the Company did not have any realized gains or losses on marketable securities.
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
As of March 31, 2021, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the three months ended March 31, 2021 and 2020, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2021 and December 31, 2020, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2021 and 2020, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020

Common stock options	2,193,915	1,728,112
Preferred stock	1,969,797	1,969,797
Recent Accounting Pronouncements
None
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
The Company has incurred losses since inception, including approximately $52.5 million for the three months ended March 31, 2021, resulting in an accumulated deficit of approximately $478.0 million as of March 31, 2021. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s common and Series A Convertible Preferred Stock. The Company believes that its cash, cash equivalents and marketable securities at March 31, 2021 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31, 2021
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$710	$—	$—	$710
Money market funds (Level 1)	43,495	—	—	43,495

Total cash and cash equivalents	44,205	—	—	44,205
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	243,392	18	(34)	243,376
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	13,476	6	—	13,482
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	6,165	1	(5)	6,161

Total cash, cash equivalents and marketable securities	$307,238	$25	$(39)	$307,224

	December 31, 2020
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$716	$—	$—	$716
Money market funds (Level 1)	53,288	—	—	53,288

Total cash and cash equivalents	54,004	—	—	54,004
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	227,172	80	(36)	227,216
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	—	—	—	—
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	2,926	4	(1)	2,929

Total cash, cash equivalents and marketable securities	$284,102	$84	$(37)	$284,149

5. Accrued Liabilities
Accrued liabilities as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Contract research organization costs	$32,868	$31,646
Other clinical study related costs	4,000	3,901
Compensation and benefits	1,749	4,686
Professional fees	1,134	830
Other	4,324	4,159

Total accrued liabilities	$44,075	$45,222

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
As of March 31 2021, 590,410 shares have been sold under the 2020 Sales Agreement for an aggregate of approximately $72.8 million in gross proceeds. Net proceeds to the Company were approximately $71.0 million after deducting commissions and other transaction costs. Of those shares sold, 550,803 were sold in the first quarter of 2021, and 39,607 were sold in 2020. Approximately $127.2 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the 2020 Sales Agreement.
7. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of March 31, 2021, the Company had options outstanding to purchase 2,193,915 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of March 31, 2021, 575,782 shares were available for future issuance.
The following table summarizes stock option activity during the three months ended March 31, 2021:

	Shares	Weighted average exercise price
Outstanding at January 1, 2021	1,837,540	$71.80
Options granted	360,625	117.46
Options exercised	(4,250)	112.42

Outstanding at March 31, 2021	2,193,915	$79.22

Exercisable at March 31, 2021	1,286,093	$58.22
The total cash received by the Company as a result of stock option exercises was $0.5 million and $0 million, respectively, for the three months ended March 31, 2021 and 2020. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2021 and 2020 were $85.17 and $68.71, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense during the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense by type of award:
Stock options	$6,096	$4,846

Total stock-based compensation expense	$6,096	$4,846

Effect of stock-based compensation expense by line item:
Research and development	$2,637	$2,078
General and administrative	3,459	2,768

Total stock-based compensation expense included in net loss	$6,096	$4,846

Unrecognized stock-based compensation expense on stock options as of March 31, 2021 was $61.1 million with a weighted average remaining period of 3.05 years.
8. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement. The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the three months ended March 31, 2021 and 2020.
The Company has entered into customary contractual arrangements and letters of intent in support of its Phase 3 clinical trials.
9. Subsequent Event
Since the end of the first quarter, through May
4
, 2021, the Company has sold 521,426 shares under the 2020 Sales Agreement (described in Note 6) for an aggregate of approximately $62.6 million in gross proceeds. Net proceeds to the Company were approximately $61.9 million after deducting commissions and other transaction costs. Approximately $64.6 million remained reserved under the Company’s shelf registration statement and the applicable prospectus supplement for possible future issuance under the 2020 Sales Agreement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
includes forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “allow,” “anticipates,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “forecasts,” “future,” “hopeful,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Quarterly Report relate to, among other things,

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
MGL-3196
(resmetirom), including sector leadership,

•	The timing and completion of projected 2021 clinical milestone events, including enrollment, top-line data and open label projections,

•
Our primary and secondary study endpoints for resmetirom, and the potential for achieving such endpoints and projections, including non-alcoholic
steatohepatitis (“NASH”) resolution, safety, fibrosis treatment, cardiovascular effects and lipid treatment with resmetirom,

•	Optimal dosing levels for resmetirom and projections regarding potential NASH or nonalcoholic fatty liver disease (“NAFLD”) patient benefits with resmetirom,

•	The predictive power of resmetirom liver fat reduction on NASH resolution with fibrosis reduction or improvement, and potential NASH or NAFLD patient risk profile benefits with resmetirom,

•	Market demand for and acceptance of our products,

•	Research, development and commercialization of new products,

•	Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections,

•
Risks associated with meeting the objectives of our clinical studies, including, but not limited to our ability to achieve enrollment objectives concerning patient numbers (including an adequate safety database) and/or timing for our studies, any delays or failures in enrollment, the occurrence of adverse safety events, and the risks of successfully conducting trials that are substantially larger than our past trials,

•	Risks related to our ability to accomplish our business development objectives and realize the anticipated benefit of any such transactions, and

•	Assumptions underlying any of the foregoing.
We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Although management presently believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct and you should be aware that actual results could differ materially from those contained in the forward-looking statements.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment uncertainties, generally and in relation to
COVID-19
quarantine,
shelter-in-place
and social distancing measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s filings with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021, as well as in our other filings with the SEC. You should read this Quarterly Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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
and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form
10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report, our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” in this
Form 10-Q
and in the “Risk Factors” sections contained in Part I, Item 1A of our Annual Report on
Form 10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.
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
non-alcoholic
steatohepatitis, or NASH.
Our Patient Market Opportunity.
NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In 2016, in the United States alone, NAFLD was estimated to affect approximately 26% of the population, or an estimated 85 million people, and approximately 20% of this population was projected to progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 17 million people in the United States, or five percent of the population. Slightly lower prevalence is seen in the EU and Asia, with approximately
2.5-4.5%
of the population having NASH.
Our Completed Studies.
For NASH, we enrolled 125 patients in a Phase 2 clinical trial with resmetirom. We achieved the
12-week
primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline
36-week
results at the conclusion of the Phase 2 clinical trial in May 2018. We also completed a
36-week,
open-label extension study in 31 participating NASH patients from our Phase 2 clinical trial, which included 14 patients who received placebo in the main study. We also completed a 116 patient Phase 2 clinical trial and announced results in February 2018 for the use of resmetirom in patients with heterozygous familial hypercholesterolemia, or HeFH. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in eight completed Phase 1 trials in a total of 219 subjects. Resmetirom appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, two drug interaction trials with statins, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulation versus capsule formulation, a multiple dose drug interaction study, and a multiple dose drug interaction with food effect study.
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
a
52-week,
double-blind, placebo-controlled Phase 3 clinical study originally targeting enrollment of 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. Enrollment objectives for this study have been exceeded, with approximately 1,200 patients enrolled overall. In October 2020 we completed enrollment of the double-blind, placebo-controlled arms of the study. The
MAESTRO-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint).
COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for our Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results,
MAESTRO-NAFLD-1
study or liquidity for the period ended March, 31 2021 and year ended December 31, 2020, but it did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. These risks and uncertainties, which are beyond our control, are summarized in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased period over period in each of 2021 and 2020 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.
Completion dates and costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates at this point in time. We expect that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of research, results of ongoing and future clinical trials, potential collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for non-R&D employees, management costs, costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, liability insurance, and allocated overhead expenses. We expect that our general and administrative expenses may increase in the future as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, including substantially expanding our workforce for commercial hires, maintaining and expanding our patent portfolio, incurring additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. We expect these potential increases will likely include management and personnel costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.

Results of Operations
Three months Ended March 31, 2021 and 2020
The following table provides comparative unaudited results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2021	2020	$	%

Research and development expenses	$45,770	$33,400	12,370	37%
General and administrative expenses	7,209	4,605	2,604	57%
Interest (income)	(160)	(1,870)	(1,710)	(91%)
Other (income)	(273)	—	273	N/	A

	$52,546	$36,135	16,411	45%
Revenue
We had no revenue for the three months ended March 31, 2021 and 2020.
Research and Development Expenses
Our research and development expenses were $45.8 million for the three months ended March 31, 2021, compared to $33.4 million in the corresponding period in 2020. Research and development expenses increased by $12.4 million in the 2021 period due primarily to the additional activities related to the Phase 3 clinical trials, and an increase in head count. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $7.2 million for the three months ended March 31, 2021, compared to $4.6 million in the corresponding period in 2020. General and administrative expenses increased by $2.6 million in the 2021 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.2 million for the three months ended March 31, 2021, compared to $1.9 million in the corresponding period in 2020. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2021 and decreased interest rates.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of shares of our capital stock. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, commercial, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates.
As of March 31, 2021, we had cash, cash equivalents and marketable securities totaling $307.2 million compared to $284.1 million as of December 31, 2020, with the increase attributable to net proceeds of $66.6 million (reflecting $1.4 million in commissions plus other transaction expenses) raised from the sale of 550,803 shares under our at-the-market
sales agreement, partially offset by funding of operations. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of March 31, 2021 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part I, Item 1A, “Risk Factors” on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to and intend to raise additional capital to fund our operations, primarily through equity or debt financings. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of a at-the-market
sales agreement entered into in November of 2020, with Cowen and Company, LLC. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(43,429)	$(30,506)
Net cash (used in) provided by investing activities	(33,464)	50,460
Net cash provided by financing activities	67,094	—

Net (decrease) increase in cash and cash equivalents	$(9,799)	$19,954
Net cash used in operating activities was $43.4 million for the three months ended March 31, 2021, compared to $30.5 million for the corresponding period in 2020. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash used in investing activities was $33.5 million for the three months ended March 31, 2021, compared to $50.5 million provided for the corresponding period in 2020. Net cash used in investing activities for the three months ended March 31, 2021 consisted of $93.7 million of purchases of marketable securities for our investment portfolio, partially offset by $60.3 million from sales and maturities of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2020 consisted of $109.4 million from sales and maturities of marketable securities, partially offset by $58.6 million of purchases of marketable securities for our investment portfolio and $0.3 million of purchases of property and equipment.
Net cash provided by financing activities was $67.1 million for the three months ended March 31, 2021, which consisted of $66.6 million from net proceeds from issuances of stock under our ATM and $0.5 million from the exercise of stock options. There were no financing activities for the corresponding period in 2020.
Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.
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
for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form
10-Q
are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Non-Employee Director Equity Compensation Policy					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: May 6, 2021	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Marc R. Schneebaum
Marc R. Schneebaum
Chief Financial Officer
(Principal Financial and Accounting Officer)