Form 10-Q
period 2021-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).     Yes  ☐    No  ☒
As of July 30, 2021, the registrant had 16,600,047 shares of common stock outstanding.

MADRIGAL PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$33,540	$54,004
Marketable securities	290,306	230,145
Prepaid expenses and other current assets	2,221	1,014

Total current assets	326,067	285,163
Property and equipment, net	891	1,047
Right-of-use asset	997	785

Total assets	$327,955	$286,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,067	$1,017
Accrued expenses	55,240	45,222
Lease liability	403	318

Total current liabilities	56,710	46,557
Long term liabilities:
Lease liability	594	468

Total long term liabilities	594	468

Total liabilities	57,304	47,025

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2021 and December 31, 2020; 1,969,797 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2021 and December 31, 2020; 16,599,522 and 15,508,146 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in-capital	810,295	665,385
Accumulated other comprehensive gain (loss)	15	47
Accumulated deficit	(539,661)	(425,464)

Total stockholders’ equity	270,651	239,970

Total liabilities and stockholders’ equity	$327,955	$286,995

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	51,632	44,688	97,402	78,088
General and administrative	10,110	5,639	17,319	10,244

Total operating expenses	61,742	50,327	114,721	88,332

Loss from operations	(61,742)	(50,327)	(114,721)	(88,332)
Interest income	91	1,204	251	3,074
Other income	—	100	273	100

Net loss	$(61,651)	$(49,023)	$(114,197)	$(85,158)

Net loss per common share:
Basic and diluted net loss per common share	$(3.72)	$(3.18)	$(7.05)	$(5.52)
Basic and diluted weighted average number of common shares outstanding	16,571,322	15,433,348	16,207,880	15,431,251

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Loss	$(61,651)	$(49,023)	$(114,197)	$(85,158)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	29	666	(32)	865

Comprehensive loss	$(61,622)	$(48,357)	$(114,229)	$(84,293)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	550,803	—	66,616	—	—	66,616
Exercise of common stock options	—	—	4,250	—	478	—	—	478
Compensation expense related to stock options for services	—	—	—	—	6,096	—	—	6,096
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(52,546)	(52,546)

Balance at March 31, 2021	1,969,797	$—	16,063,199	$2	$738,575	$(14)	$(478,010)	$260,553
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	536,323	—	63,541	—	—	63,541
Compensation expense related to stock options for services	—	—	—	—	8,179	—	—	8,179
Unrealized gain on marketable securities	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(61,651)	(61,651)

Balance at June 30, 2021	1,969,797	$—	16,599,522	$2	$810,295	$15	$(539,661)	$270,651

Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Compensation expense related to stock options for services	—	—	—	—	4,846	—	—	4,846
Unrealized gain on marketable securities	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(36,135)	(36,135)

Balance at March 31, 2020	1,969,797	$—	15,429,154	$2	$644,413	$415	$(259,355)	$385,475
Exercise of common stock options	—	—	8,970	—	109	—	—	109
Compensation expense related to stock options for services	—	—	—	—	5,689	—	—	5,689
Unrealized gain on marketabl e securities	—	—	—	—	—	666	—	666
Net loss	—	—	—	—	—	—	(49,023)	(49,023)

Balance at June 30, 2020	1,969,797	$—	15,438,124	$2	$650,211	$1,081	$(308,378)	$342,916

S
ee accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(114,197)	$(85,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,275	10,535
Depreciation and amortization expense	202	240
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,208)	(1,072)
Accounts payable	50	3,826
Accrued expense	10,018	16,311
Accrued interest, net of interest received on maturity of investments	550	554

Net cash used in operating activities	(90,310)	(54,764)

Cash flows from investing activities:
Purchases of marketable securities	(224,071)	(153,869)
Sales and maturities of marketable securities	163,328	224,015
Purchases of property and equipment, net of disposals	(46)	(321)

Net cash provided by (used in) investing activities	(60,789)	69,825

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	130,157	—
Proceeds from the exercise of common stock options	478	109

Net cash provided by financing activities	130,635	109

Net increase (decrease) in cash and cash equivalents	(20,464)	15,170
Cash and cash equivalents at beginning of period	54,004	46,697

Cash and cash equivalents at end of period	$33,540	$61,867

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$376	$—
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound,
MGL-3196
(resmetirom), is being advanced for
non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated two Phase 3 studies of resmetirom in NASH in 2019 that are ongoing. The Company previously completed Phase 2 studies of resmetirom in NASH in May of 2018 and Heterozygous Familial Hypercholesterolemia (“HeFH”) in February of 2018
.
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that we will have for the full year ending December 31, 2021 or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the six months ended June 30, 2021 and 2020, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the six
months ended June 30, 2021 and 2020, the Company did not have any realized gains or losses on marketable securities.
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
As of June 30, 2021, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the six months ended June 30, 2021 and 2020, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2021 and December 31, 2020, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020

Common stock options	2,268,787	1,820,142
Preferred stock	1,969,797	1,969,797
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
The Company has incurred losses since inception, including approximately $114.2 million for the six months ended June 30, 2021, resulting in an accumulated deficit of approximately $539.7 million as of June 30, 2021. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock. The Company believes that its cash, cash equivalents and marketable securities at June 30, 2021 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30, 2021
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$2,352	$—	$—	$2,352
Money market funds (Level 1)	28,538	—	—	28,538
Corporate debt securities due within 3 months of date of purchase (Level 2)	2,650	—	—	2,650

Total cash and cash equivalents	33,540	—	—	33,540
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	272,824	30	(14)	272,840
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	12,000	4	—	12,004
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,467	—	(5)	5,462

Total cash, cash equivalents and marketable securities	$323,831	$34	$(19)	$323,846

	December 31, 2020
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$716	$—	$—	$716
Money market funds (Level 1)	53,288	—	—	53,288

Total cash and cash equivalents	54,004	—	—	54,004
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	227,172	80	(36)	227,216
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	2,926	4	(1)	2,929

Total cash, cash equivalents and marketable securities	$284,102	$84	$(37)	$284,149
5. Accrued
Liabilities
Accrued liabilities as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Contract research organization costs	$35,419	$31,646
Other clinical study related costs	5,657	3,901
Compensation and benefits	3,583	4,686
Professional fees	1,630	830
Other	8,951	4,159
Total accrued liabilities	$55,240	$45,222
6. Stockholders’ Equity
Common Stock
Each common stockholder generally is entitled to
one
vote for each share of common stock held, subject to limitations as may be established for certain other classes and series of stock of the Company from time to time. Each share of common stock is entitled to receive dividends, as and when declared by the
Company’s board of directors.
The Company has never declared cash dividends on its common stock and does not expect to do so in the foreseeable future.
Preferred Stock
The Series A Preferred
Stock
has a par value of $0.0001 per share and is convertible into shares of the common stock at a one
-to-one
ratio, subject to adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 (the “Series A Certificate”). The terms of the Series A Preferred Stock are set forth in the Series A Certificate. Each share of the Series A Preferred Stock is convertible into shares of Common Stock following notice that may be given at the holder’s option. Upon any liquidation, dissolution or winding-up
of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A Preferred Stock upon liquidation, the holders of the Series A Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to-Common-Stock
basis) in the net assets of the Company. Shares of the Series A Preferred Stock will generally have no
voting rights, except as required by law. Shares of the Series A Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the Common Stock) equal to the dividend payable on each share of the Common Stock, on an as-converted
basis.

At-The-Market
Issuance Sales Agreement
In November 2020, the Company

entered into an
at-the-market
sales agreement (the “2020 Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2020 Sales Agreement authorized an aggregate offering of up to $
200
 million in shares of our common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and
Cowen.
As of June
30, 2021, 1,126,733 shares had been sold under the 2020 Sales Agreement for an aggregate of approximately $137.4 million in gross proceeds, with net proceeds to the Company of approximately $134.6 million after deducting commissions and other transaction costs. Of those shares sold, 1,087,126 were sold in
2021, and 39,607 were sold in
2020.
In June
2021, the Company filed with the SEC and had declared effective a new shelf registration statement on Form
S-3
and, in connection therewith, entered into a new
at-the-market
sales agreement (the “2021 Sales Agreement”) with Cowen. The terms of the 2021 Sales Agreement are substantially the same as the 2020 Sales Agreement. The 2021 Sales Agreement authorizes an aggregate offering of up to $
200
 million in shares of our common stock, from time to time, at the Company’s option, through Cowen as its sales agent. The 2021 Sales Agreement supersedes the 2020 Sales Agreement. Subject to the terms and conditions of the 2021 Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). As of June 30, 2021, $
200
 million remained reserved and unsold under the 2021 Sales Agreement and the

Company’s related prospectus sup
p
lement.
7. Stock-based Compensation
The 2015 Stock Plan, as
 amended,
is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years
from the date the option is granted. As of June 30, 2021, the Company had options outstanding to purchase
2,268,787
shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of June 30, 2021,
1,700,910
shares were
available for future issuance.
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Shares	Weighted average exercise price
Outstanding at January 1, 2021	1,837,540	$71.80
Options granted	517,559	117.70
Options exercised	(4,250)	112.42
Options cancelled	(82,062)	111.96

Outstanding at June 30, 2021	2,268,787	$80.74

Exercisable at June 30, 2021	1,399,458	$61.99

The total cash received by the Company as a result of stock option exercises was $0.5 million and $0.1 million, respectively, for the six months ended June 30, 2021 and 2020. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2021 and 2020 were $78.34 and $64.74, respectively
.

Stock-Based Compensation Expense
Stock-based compensation expense during the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Stock options	$8,179	$5,689	$14,275	$10,535

Total stock-based compensation expense	$8,179	$5,689	$14,275	$10,535

Effect of stock-based compensation expense by line item:
Research and development	$2,860	$2,289	$5,497	$4,367
General and administrative	5,319	3,400	8,778	6,168

Total stock-based compensation expense included in net loss	$8,179	$5,689	$14,275	$10,535

Unrecognized stock-based compensation expense on stock options as of June 30, 2021 was $56.7 million with a weighted average remaining period of 2.95 years.
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
Licensed Product sales for the six months ended June 30, 2021 and 2020.
The Company has entered into customary contractual arrangements and letters of intent in support of its Phase 3 clinical trials.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
includes forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “allow,” “anticipates,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “forecasts,” “future,” “hopeful,” “inform,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Quarterly Report relate to, among other things,

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
MGL-3196
(resmetirom), including sector leadership,

•	The timing and completion of projected 2021 and 2022 clinical milestone events, including enrollment, top-line data and open label projections,

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

•
The predictive power of liver fibrosis reduction with resmetirom using non-invasive
tests and the predictive power of
non-invasive
tests generally, including for purposes of recruiting and conducting a NASH clinical trial,

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
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment uncertainties, generally and in relation to
COVID-19
shelter-in-place
and social distancing measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s filings with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021, as well as in our other filings with the SEC. You should read the 2020 Annual Report on Form
10-K,
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
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints. On June 30, 2021 we announced achievement of target enrollment of patients to support the planned Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to the US Food and Drug Administration (FDA). On December 18, 2019 the Company

announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
non-invasive,
multi-center, double-blind, placebo-controlled Phase 3 clinical study of patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers. Secondary endpoints include LDL cholesterol, lipid biomarkers,
MRI-PDFF,
NASH and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo. In October 2020, we completed enrollment of the double-blind, placebo-controlled arms of the study. Enrollment objectives for this study have been exceeded, with approximately 1,300 patients enrolled overall. The
MAESTRO-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis (MAESTRO-NASH, NASH resolution surrogate endpoint). On July 13, 2021 we announced first patient dosed in a planned
52-week
open label active treatment extension study of
MAESTRO-NAFLD-1,
named MAESTRO-NAFLD-Open Label Extension (OLE). The OLE study allows patients who complete
MAESTRO-NAFLD-1
to consent to 52 weeks of active treatment with resmetirom, making this treatment available to both patients who were assigned to placebo in
MAESTRO-NAFLD-1
and patients who were on resmetirom in
MAESTRO-NAFLD-1.
COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for our Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results,
MAESTRO-NAFLD-1
study or liquidity for the period ended June 30, 2021 and year ended December 31, 2020, but it did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. These risks and uncertainties, which are beyond our control, are summarized in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased period over period in each of 2021 and 2020 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for non-R&D
employees, management costs, costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, liability insurance, and allocated overhead expenses. We expect that our general and administrative expenses may increase in the future as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, including substantially expanding our workforce for commercial hires, and maintaining and expanding our patent portfolio. We expect these potential increases will likely include management and personnel costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.
Results of Operations
Three months Ended June 30, 2021 and 2020
The following table provides comparative unaudited results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2021	2020	$	%

Research and development Expenses	$51,632	$44,688	6,944	16%
General and administrative Expenses	10,110	5,639	4,471	79%
Interest (income)	(91)	(1,204)	(1,113)	(92%	)
Other (income)	—	(100)	(100)	(100%	)

	$61,651	$49,023	12,628	26%
Revenue
We had no revenue for the three months ended June 30, 2021 and 2020.
Research and Development Expenses
Our research and development expenses were $51.6 million for the three months ended June 30, 2021, compared to $44.7 million in the corresponding period in 2020. Research and development expenses increased by $6.9 million in the 2021 period due primarily to the additional activities related to the Phase 3 clinical trials, and an increase in head count. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses
Our general and administrative expenses were $10.1 million for the three months ended June 30, 2021, compared to $5.6 million in the corresponding period in 2020. General and administrative expenses increased by $4.5 million in the 2021 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.1 million for the three months ended June 30, 2021, compared to $1.2 million in the corresponding period in 2020. The decrease in interest income was due primarily to decreased interest rates over the period.
Six months Ended June 30, 2021 and 2020
The following table provides comparative unaudited results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2021	2020	$	%

Research and development Expenses	$97,402	$78,088	19,314	25%
General and administrative Expenses	17,319	10,244	7,075	69%
Interest (Income)	(251)	(3,074)	(2,823)	(92%	)
Other (income)	(273)	(100)	173	173%

	$114,197	$85,158	29,039	34%
Revenue
We had no revenue for the six months ended June 30, 2021 and 2020.
Research and Development Expenses
Our research and development expenses were $97.4 million for the six months ended June 30, 2021, compared to $78.1 million in the corresponding period in 2020. Research and development expenses increased by $19.3 million in the 2021 period due primarily to the additional activities related to the Phase 3 clinical trials, an increase in head count, and an increase in stock compensation expense. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $17.3 million for the six months ended June 30, 2021, compared to $10.2 million in the corresponding period in 2020. General and administrative expenses increased by $7.1 million in the 2021 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, which will likely result in an increase in our headcount, commercially related activities, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.3 million for the six months ended June 30, 2021, compared to $3.1 million in the corresponding period in 2020. The decrease in interest income was due primarily to decreased interest rates over the period.
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
As of June 30, 2021, we had cash, cash equivalents and marketable securities totaling $323.8 million compared to $284.1 million as of December 31, 2020, with the increase attributable to net proceeds of $130.2 million (reflecting $2.4 million in commissions plus other transaction expenses) raised from the sale of 1,087,126 shares under our at-the-market
sales agreement, partially offset by funding of operations. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of June 30, 2021 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part I, Item 1A, “Risk Factors” on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to and intend to raise additional capital to fund our operations, primarily through equity or debt financings. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of the $200 million at-the-market
sales agreement. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(90,310)	$(54,764)
Net cash (used in) provided by investing activities	(60,789)	69,825
Net cash provided by financing activities	130,635	109

Net (decrease) increase in cash and cash equivalents	$(20,464)	$15,170
Net cash used in operating activities was $90.3 million for the six months ended June 30, 2021, compared to $54.8 million for the corresponding period in 2020. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash used in investing activities was $60.8 million for the six months ended June 30, 2021, compared to $69.8 million provided for the corresponding period in 2020. Net cash used in investing activities for the six months ended June 30, 2021 consisted of $224.1 million of purchases of marketable securities for our investment portfolio, partially offset by $163.3 million from sales and maturities of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2020 consisted of $224.0 million from sales and maturities of marketable securities, partially offset by $153.9 million of purchases of marketable securities for our investment portfolio and $0.3 million of purchases of property and equipment.
Net cash provided by financing activities was $130.6 million for the six months ended June 30, 2021, which consisted of $130.2 million from net proceeds from issuances of stock under our ATM and proceeds from the exercise of stock options. Financing activities for the corresponding period in 2020 consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 5, 2021	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Alex G. Howarth
Alex G. Howarth
Chief Financial Officer
(Principal Financial and Accounting Officer)