Form 10-Q
period 2021-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2021-11-04
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2021, the registrant had 17,097,090 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$49,174	$54,004
Marketable securities	249,970	230,145
Prepaid expenses and other current assets	3,812	1,014

Total current assets	302,956	285,163
Property and equipment, net	844	1,047
Right-of-use asset	897	785

Total assets	$304,697	$286,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,418	$1,017
Accrued expenses	58,501	45,222
Lease liability	406	318

Total current liabilities	69,325	46,557
Long term liabilities:
Lease liability	491	468

Total long term liabilities	491	468

Total liabilities	69,816	47,025

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2021 and December 31, 2020; 1,969,797 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2021 and December 31, 2020; 16,860,211 and 15,508,146 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in-capital	837,636	665,385
Accumulated other comprehensive gain (loss)	4	47
Accumulated deficit	(602,761)	(425,464)

Total stockholders’ equity	234,881	239,970

Total liabilities and stockholders’ equity	$304,697	$286,995

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	54,873	53,292	152,275	131,380
General and administrative	8,287	5,494	25,606	15,738

Total operating expenses	63,160	58,786	177,881	147,118

Loss from operations	(63,160)	(58,786)	(177,881)	(147,118)
Interest income	60	823	311	3,897
Other income	—	—	273	100

Net loss	$(63,100)	$(57,963)	$(177,297)	$(143,121)

Net loss per common share:
Basic and diluted net loss per common share	$(3.79)	$(3.75)	$(10.84)	$(9.27)
Basic and diluted weighted average number of common shares outstanding	16,639,776	15,448,425	16,353,428	15,437,018
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Loss	$(63,100)	$(57,963)	$(177,297)	$(143,121)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(11)	(660)	(43)	205

Comprehensive loss	$(63,111)	$(58,623)	$(177,340)	$(142,916)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	550,803	—	66,616	—	—	66,616
Exercise of common stock options	—	—	4,250	—	478	—	—	478
Compensation expense related to stock options for services	—	—	—	—	6,096	—	—	6,096
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(52,546)	(52,546)

Balance at March 31, 2021	1,969,797	$—	16,063,199	$2	$738,575	$(14)	$(478,010)	$260,553
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	536,323	—	63,541	—	—	63,541
Compensation expense related to stock options for services	—	—	—	—	8,179	—	—	8,179
Unrealized loss on marketable securities	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(61,651)	(61,651)

Balance at June 30, 2021	1,969,797	$—	16,599,522	$2	$810,295	$15	$(539,661)	$270,651
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	260,164	—	21,092	—	—	21,092
Exercise of common stock options	—	—	525	—	8	—	—	8
Compensation expense related to stock options for services	—	—	—	—	6,241	—	—	6,241
Unrealized loss on marketable securities	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(63,100)	(63,100)

Balance at September 30, 2021	1,969,797	$—	16,860,211	$2	$837,636	$4	$(602,761)	$234,881

Balance at December 31, 2019	1,969,797	$—	5,429,154	$2	$639,567	$216	$(223,220)	$416,565
Compensation expense related to stock options for services	—	—	—	—	4,846	—	—	4,846
Unrealized gain on marketable securities	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(36,135)	(36,135)

Balance at March 31, 2020	1,969,797	$—	15,429,154	$2	$644,413	$415	$(259,355)	$385,475
Exercise of common stock options	—	—	8,970	—	109	—	—	109
Compensation expense related to stock options for services	—	—	—	—	5,689	—	—	5,689
Unrealized gain on marketable securities	—	—	—	—	—	666	—	666
Net loss	—	—	—	—	—	—	(49,023)	(49,023)

Balance at June 30, 2020	1,969,797	$—	15,438,124	$2	$650,211	$1,081	$(308,378)	$342,916
Exercise of common stock options	—	—	28,327	—	350	—	—	350
Compensation expense related to stock options for services	—	—	—	—	5,061	—	—	5,061
Unrealized loss on marketable securities	—	—	—	—	—	(660)	—	(660)
Net loss	—	—	—	—	—	—	(57,963)	(57,963)

Balance at September 30, 2020	1,969,797	$—	15,466,451	$2	$655,622	$421	$(366,341)	$289,704

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(177,297)	$(143,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,517	15,596
Depreciation and amortization expense	299	355
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,799)	(513)
Accounts payable	9,401	5,099
Accrued expense	13,279	19,136
Accrued interest, net of interest received on maturity of investments	734	834

Net cash used in operating activities	(135,866)	(102,614)

Cash flows from investing activities:
Purchases of marketable securities	(339,371)	(213,186)
Sales and maturities of marketable securities	318,769	378,088
Purchases of property and equipment, net of disposals	(96)	(324)

Net cash provided by (used in) investing activities	(20,698)	164,578

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	151,249	—
Proceeds from the exercise of common stock options	485	459

Net cash provided by financing activities	151,734	459

Net increase (decrease) in cash and cash equivalents	(4,830)	62,423
Cash and cash equivalents at beginning of period	54,004	46,697

Cash and cash equivalents at end of period	$49,174	$109,120

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$376	$451
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-
molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, MGL-3196 (resmetirom), is being advanced for non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic fatty liver disease (“NAFLD”). The Company initiated two Phase 3 studies of resmetirom in NASH in 2019 that are ongoing. The Company previously completed Phase 2 studies of resmetirom in NASH in May of 2018 and Heterozygous Familial Hypercholesterolemia (“HeFH”) in February of 2018.
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
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether an other-than- temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the nine months ended September 30, 2021 and 2020, the Company determined it did not have any securities that were other-than- temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the nine months ended September 30, 2021 and 2020, the Company did not have any realized gains or losses on marketable securities.
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
Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third- party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.
As of September 30, 2021, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade
corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the nine months ended September 30, 2021 and 2020, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2021 and December 31, 2020, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the nine months ended September 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding

securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020

Common stock options	2,254,629	1,810,753
Preferred stock	1,969,797	1,969,797
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
The Company has incurred losses since inception, including approximately $177.3 million for the nine months ended September 30, 2021, resulting in an accumulated deficit of approximately $602.8 million as of September 30, 2021. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock. The Company believes that its cash, cash equivalents and marketable securities at September 30, 2021 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

	September 30, 2021
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$2,116	$—	$—	$2,116
Money market funds (Level 1)	47,058	—	—	47,058

Total cash and cash equivalents	49,174	—	—	49,174
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	233,697	21	(13)	233,705
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	12,000	1	—	12,001
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	4,269	—	(5)	4,264

Total cash, cash equivalents and marketable securities	$299,140	$22	$(18)	$299,144

	December 31, 2020
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$716	$—	$—	$716
Money market funds (Level 1)	53,288	—	—	53,288

Total cash and cash equivalents	54,004	—	—	54,004
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	227,172	80	(36)	227,216
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	2,926	4	(1)	2,929

Total cash, cash equivalents and marketable securities	$284,102	$84	$(37)	$284,149

5. Accrued Liabilities
Accrued liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Contract research organization costs	$40,807	$31,646
Other clinical study related costs	5,507	3,901
Compensation and benefits	4,970	4,686
Professional fees	1,711	830
Other	5,506	4,159

Total accrued liabilities	$58,501	$45,222

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
-to-one
ratio
, subject to adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 (the “Series A Certificate”). The terms of the Series A Preferred Stock are set forth in the Series A Certificate. Each share of the Series A Preferred Stock is convertible into shares of Common Stock following notice that may be given at the holder’s option. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A Preferred Stock upon liquidation, the holders of the Series A Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to-Common-Stock
basis) in the net assets of the Company. Shares of the Series A Preferred Stock will generally have no
voting rights, except as required by law. Shares of the Series A Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the Common Stock) equal to the dividend payable on each share of the Common Stock, on an as-converted
basis.
At-The-Market
Issuance Sales

Agreement
In November 2020, the Company entered into an
at-the-market
sales agreement (the “2020 Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2020 Sales Agreement authorized an aggregate offering of up to $200 million in shares of our common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. The 2020 Sales Agreement was terminated in June 2021 when the Company filed a new shelf registration statement.
Under the 2020 Sales Agreement the Company sold 1,126,733 shares for an aggregate of approximately $137.4 million in gross proceeds, with net proceeds to the Company of approximately $134.8 million after deducting commissions and other transaction costs. Of those shares sold, 1,087,126 were sold in 2021, and 39,607 were sold in 2020.
In June 2021, the Company filed with the SEC and had declared effective a new shelf registration statement on Form
S-3
and, in connection therewith, entered into a new
at-the-market
sales agreement (the “2021 Sales Agreement”) with Cowen. The terms of the 2021 Sales Agreement are substantially the same as the 2020 Sales Agreement. The 2021 Sales Agreement authorizes an aggregate offering of up to $200 million in shares of our common stock, from time to time, at the Company’s option, through Cowen as its sales agent. The 2021 Sales Agreement supersedes the 2020 Sales Agreement. Subject to the terms and conditions of the 2021 Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).
As of September 30, 2021, 260,164 shares had been sold under the 2021 Sales Agreement for an aggregate of approximately $21.5 million in gross proceeds, with net proceeds to the Company of approximately $20.9 million after deducting commissions and other transaction costs. As of September 30, 2021, $178.5 million remained reserved and available for sale under the 2021 Sales Agreement and the Company’s related prospectus supplement.
7. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years
from the date the option is granted. Effective June 17, 2021, the 2015 Stock Plan was amended by stockholder vote to,

among other things, increase the number of authorized shares by 1,200,000. As of September 30, 2021, the Company had options outstanding to purchase 2,254,629 shares of its common stock, which includes options outstanding under its 2006 Stock Plan. As of September 30, 2021, 1,714,543 shares were available for future issuance.
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Shares	Weighted average exercise price
Outstanding at January 1, 2021	1,837,540	$71.80
Options granted	602,059	113.04
Options exercised	(4,775)	101.79
Options cancelled	(180,195)	114.37

Outstanding at September 30, 2021	2,254,629	$79.34

Exercisable at September 30, 2021	1,392,219	$61.07

The total cash received by
the Company as a result of stock option exercises was $0.5 million and $0.5 million, respectively, for the nine months ended September 30, 2021 and 2020. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine
months ended September 30, 2021 and 2020 were $75.71 and $65.65, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense during the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Stock options	$6,241	$5,061	$20,517	$15,596

Total stock-based compensation expense	$6,241	$5,061	$20,517	$15,596

Effect of stock-based compensation expense by line item:
Research and development	$2,622	$2,266	$8,120	$6,633
General and administrative	3,619	2,795	12,397	8,963

Total stock-based compensation expense included in net loss	$6,241	$5,061	$20,517	$15,596

Unrecognized stock-based compensation expense on stock options as of September 30, 2021 was $52.6 million with a weighted average remaining period of 2.85 years.
8. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement. The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the nine months ended September 30, 2021 and 2020.
The Company has entered into customary contractual arrangements and letters of intent in support of its Phase 3 clinical trials.
9. Subsequent Event
Since the end of the third quarter through November 2, 2021, the Company sold 236,879 shares under the 2021 Sales Agreement (described in Note 6) for an aggregate of approximately $19.4 million in gross proceeds. Net proceeds to the Company were approximately $19.0 million after deducting commissions and other transaction costs. After giving effect to such sales as of November 2, 2021, approximately $159.2 million remained reserved and available for sale under the 2021 Sales Agreement and the
Company’s related prospectus supplement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “allow,” “anticipates,” “appear,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “forecasts,” “future,” “help,” “hopeful,” “inform,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Quarterly Report relate to, among other things,

•	Anticipated or estimated future results, including the risks and uncertainties associated with our future operating performance and financial position,

•
Our possible or assumed future results of operations and expenses, business strategies and plans (including ex-U.S. launch/partnering plans), capital needs and financing plans, market trends, competitive position, industry environment and potential growth opportunities,

•
Our clinical trials, research and development activities, and the timing and results associated with the future development of our lead product candidate,
MGL-3196
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
forward-looking
statements.
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment uncertainties, generally and in relation to
COVID-19
shelter-in-place
and social distancing measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021, as well as in our other filings with the SEC. You should read the 2020 Annual Report on Form
10-K,
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
of the population having NASH.
Our Completed
Studies.
For NASH, we enrolled 125 patients in a Phase 2 clinical trial with resmetirom. We achieved the
12-week
primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline
36-week
results at the conclusion of the Phase 2 clinical trial in May 2018. We also completed a
36-week,
open-label extension study in 31 participating NASH patients from our Phase 2 clinical trial, which included 14 patients who received placebo in the main study. We also completed a 116 patient Phase 2 clinical trial and announced results in February 2018 for the use of resmetirom in patients with heterozygous familial hypercholesterolemia, or HeFH. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in multiple completed Phase 1 trials in a total of more than 300 subjects. Resmetirom appeared to be safe and was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, several drug interaction studies, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulation versus capsule formulation, a multiple dose drug interaction study, a multiple dose drug interaction with food effect study, and a hepatic impairment study.
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
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints. On June 30, 2021 we announced our achievement of the requisite enrollment of patients to support the planned Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to the US Food and Drug Administration (FDA). On December 18, 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
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
COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites have been put in place for our Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. At a recently conducted Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results,
MAESTRO-NAFLD-1
study or liquidity for the period ended September 30, 2021 and year ended December 31, 2020, but it did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. These risks and uncertainties, which are beyond our control, are summarized in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.
Results of Operations
Three months Ended September 30, 2021 and 2020
The following table provides comparative unaudited results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2021	2020	$	%

Research and development Expenses	$54,873	$53,292	1,581	3%
General and administrative Expenses	8,287	5,494	2,793	51%
Interest (income)	(60)	(823)	(763)	(93%)

	$63,100	$57,963	5,137	9%
Revenue
We had no revenue for the three months ended September 30, 2021 and 2020.
Research and Development Expenses
Our research and development expenses were $54.9 million for the three months ended September 30, 2021, compared to $53.3 million in the corresponding period in 2020. Research and development expenses increased by $1.6 million in the 2021 period due primarily to the additional activities related to the Phase 3 clinical trials, and an increase in head count. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $8.3 million for the three months ended September 30, 2021, compared to $5.5 million in the corresponding period in 2020. General and administrative expenses increased by $2.8 million in the 2021 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.1 million for the three months ended September 30, 2021, compared to $0.8 million in the corresponding period in 2020. The decrease in interest income was due primarily to decreased interest rates over the period.

Nine months Ended September 30, 2021 and 2020
The following table provides comparative unaudited results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2021	2020	$	%

Research and development Expenses	$152,275	$131,380	20,895	16%
General and administrative Expenses	25,606	15,738	9,868	63%
Interest (Income)	(311)	(3,897)	(3,586)	(92%)
Other (income)	(273)	(100)	173	173%

	$177,297	$143,121	34,176	24%
Revenue
We had no revenue for the nine months ended September 30, 2021 and 2020.
Research and Development Expenses
Our research and development expenses were $152.3 million for the nine months ended September 30, 2021, compared to $131.4 million in the corresponding period in 2020. Research and development expenses increased by $20.9 million in the 2021 period due primarily to the additional activities related to the Phase 3 clinical trials, an increase in head count, and an increase in stock compensation expense. We expect our research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $25.6 million for the nine months ended September 30, 2021, compared to $15.8 million in the corresponding period in 2020. General and administrative expenses increased by $9.9 million in the 2021 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, which will likely result in an increase in our headcount, commercially related activities, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.3 million for the nine months ended September 30, 2021, compared to $3.9 million in the corresponding period in 2020. The decrease in interest income was due primarily to decreased interest rates over the period.
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities totaling $299.1 million compared to $284.1 million as of December 31, 2020, with the increase attributable to net proceeds of $151.2 million raised from the sale of 1,347,290 shares under our at-the-market
(ATM) sales agreements, partially offset by funding of operations. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of September 30, 2021 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part I, Item 1A, “Risk Factors” on Form
10-K
for the year ended December 31, 2020, filed with the SEC on February 25, 2021. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to and intend to raise additional capital to fund our operations, primarily through equity or debt financings. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of the $200 million at-the-market
sales agreement. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any non-equity
financing may include covenants that restrict our business.

Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(135,866)	$(102,614)
Net cash (used in) provided by investing activities	(20,698)	164,578
Net cash provided by financing activities	151,734	459

Net (decrease) increase in cash and cash equivalents	$(4,830)	$62,423
Net cash used in operating activities was $135.9 million for the nine months ended September 30, 2021, compared to $102.6 million for the corresponding period in 2020. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash used in investing activities was $20.7 million for the nine months ended September 30, 2021, compared to $164.6 million provided for the corresponding period in 2020. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $339.4 million of purchases of marketable securities for our investment portfolio and $0.1 million of purchases of property and equipment, partially offset by $318.8 million from sales and maturities of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of $378.1 million from sales and maturities of marketable securities, partially offset by $213.2 million of purchases of marketable securities for our investment portfolio and $0.3 million of purchases of property and equipment.
Net cash provided by financing activities was $151.7 million for the nine months ended September 30, 2021, which consisted of $151.2 million from net proceeds from issuances of stock under our At The Market (ATM) sales agreements and $0.5 million of proceeds from the exercise of stock options. Financing activities for the corresponding period in 2020 consisted of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.
Off-Balance
Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government- sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with a duration in excess of twenty-four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the current risk profile of our investments, we believe that an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.
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

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 4, 2021	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Alex G. Howarth
Alex G. Howarth
Chief Financial Officer
(Principal Financial and Accounting Officer)