Form 10-K
period 2021-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2022-02-24
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $819,348,240. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2022, the registrant had 17,103,395 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III,
Items 10-14
of this
Form 10-K
is incorporated by reference to the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this
Form 10-K,
provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this
Form 10-K
to be filed within such
120-day
period.

Auditor Firm Id: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Philadelphia, Pennsylvania

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on
Form 10-K
for the fiscal year ended December 31, 2021, includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “allow,” “anticipates,” “appear,” “be,” “believes,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “expectation,” “forecasts,” “future,” “help,” “hopeful,” “inform,” “goal,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Annual Report relate to, among other things,

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

•	Our ability to delay certain research activities and related clinical expenses as necessary,

•	Our clinical trials, including the anticipated timing of disclosure, presentations of data from, or outcomes from our trials,

•
Research and development activities, and the timing and results associated with the future development of our lead product candidate, resmetirom (formerly known as
MGL-3196),
including projected market size and sector leadership,

•	The timing and completion of projected 2022 clinical milestone events, including enrollment, additional studies, top-line data and open label projections,

•	Plans, objectives and timing for making a Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to FDA,

•
Our primary and secondary study endpoints for resmetirom, and the potential for achieving such endpoints and projections, including non-alcoholic
steatohepatitis (“NASH”) resolution, safety, fibrosis treatment, cardiovascular effects and lipid treatment with resmetirom,

•
Optimal dosing levels for resmetirom and projections regarding potential NASH or nonalcoholic fatty liver disease (“NAFLD”) and potential patient benefits with resmetirom, including future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment and/or biomarker effects with resmetirom,

•	The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients,

•	Ex-U.S. launch/partnering plans,

•
The predictive power of resmetirom liver fat reduction, as measured by non-invasive tests, on NASH resolution and/or fibrosis reduction or improvement, and potential NASH or NAFLD patient risk profile benefits with resmetirom,

•	The predictive power of liver fat, volume or fibrosis reduction with resmetirom using non-invasive tests,

•	The predictive power of non-invasive tests generally, including for purposes of diagnosing NASH, monitoring patient response to resmetirom, or recruiting and conducting a NASH clinical trial,

•	Market demand for and acceptance of our products,

•	Research, development and commercialization of new products,

•	Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections,

•
Risks associated with meeting the objectives of our clinical studies, including, but not limited to our ability to achieve enrollment objectives concerning patient numbers (including an adequate safety database), outcomes objectives and/or timing objectives for our studies, any delays or failures in enrollment, the occurrence of adverse safety events, and the risks of successfully conducting trials that are substantially larger, and have patients with different disease states, than our past trials,

•
Risks related to the effects of resmetirom’s mechanism of action and our ability to accomplish our business and business development objectives and realize the anticipated benefit of any such transactions, and

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
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment and trial conclusion uncertainties, generally and in relation to
COVID-19
shelter-in-place
and social distancing measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned or to obtain financings on terms similar to those we have arranged in the past; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report, as well as in our other filings with the SEC. You should read this Annual Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.
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

•
Our business depends on the success of resmetirom, which is still in clinical development and has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize resmetirom, or we experience significant delays in doing so, our business will be materially harmed.

•
Clinical trials are very expensive, time-consuming and difficult to design and implement and involve uncertain outcomes. The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

•
Because resmetirom has not yet received regulatory approval for any indication, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development and obtain the necessary regulatory approvals for commercialization and our ability to realize a benefit, if any, from Fast Track designation or any Subpart H application may be limited or unavailable.

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

•
We depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, including those arising out of
COVID-19
,
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

PART I

Item 1.	Business
References in this Annual Report on
Form 10-K
to Madrigal, the Company, we, our and us refer to Madrigal Pharmaceuticals, Inc. “Madrigal” is a registered trademark of Madrigal Pharmaceuticals, Inc. in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
Executive Overview
Our Focus
. We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, resmetirom, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or
THR-ß,
agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic
steatohepatitis, or NASH.
Our Patient Market Opportunity.
NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In the United States, NAFLD is estimated to affect approximately 25% of the population, and approximately 25% of those will progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 20 million people in the United States, or five to six percent of the adult population, with similar prevalence in Europe and Asia. The prevalence of NASH is also increasing in developing regions due to the adoption of a more sedentary lifestyle and a diet consisting of processed foods with high fat and fructose content.
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
On December 18, 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
non-invasive,
multi-center, double-blind, placebo-controlled Phase 3 clinical study of patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers. Secondary endpoints include LDL cholesterol, lipid biomarkers,
MRI-PDFF,
NASH and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study (discussed below under “—Our Ongoing and Planned Studies”), with resmetirom doses of 80 mg or 100 mg or placebo. Enrollment objectives for this study were exceeded, with approximately 1,300 patients enrolled overall. The
MAESTRO-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for Subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis. In November of 2021, we reported data from the open label non-cirrhotic
arm of
MAESTRO-NAFLD-1,
and in January 2022 we announced that we achieved primary and secondary endpoints for the double-blind portion of
MAESTRO-NAFLD-1,
as summarized in
“- Key Developments” below.
We also completed a 116 patient Phase 2 clinical trial and announced results in February 2018 for the use of resmetirom in patients with heterozygous familial hypercholesterolemia, or HeFH. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in multiple completed Phase 1 trials in a total of more than 300 subjects. Resmetirom was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, several drug interaction studies, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulation versus capsule formulation, a multiple dose drug interaction study, a multiple dose drug interaction with food effect study, and a hepatic impairment study.
Our Ongoing and Planned Studies.
On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 230 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis are being randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for accelerated approval under subpart H of applicable FDA regulations, which we refer to as subpart
H-accelerated
approval. The primary endpoint pertains to the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a
2-point
reduction in NAS (NAFLD Activity Score), and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment currently is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints. On June 30, 2021 we announced our achievement of the requisite enrollment of patients to support the planned Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to the US Food and Drug Administration (FDA).
On July 13, 2021 we announced first patient dosed in a planned
52-week
open label active treatment extension study of
MAESTRO-NAFLD-1,
named MAESTRO-NAFLD-Open Label Extension (OLE). The OLE study allows patients who complete
MAESTRO-NAFLD-1
to consent to 52 weeks of active treatment with resmetirom, making this treatment available to both patients who were assigned to placebo in
MAESTRO-NAFLD-1
and patients who were on resmetirom in
MAESTRO-NAFLD-1.
The following chart summarizes the status of our product candidate development programs for resmetirom:

Key Developments
In January 2022, Madrigal announced topline results from the Phase 3
MAESTRO-NAFLD-1
safety study of resmetirom. Madrigal reported that resmetirom demonstrated statistical significance for primary and key secondary endpoints summarized below, from the double-blind placebo-controlled
969-patient
portion of the study. These endpoints indicated that resmetirom (1) was well-tolerated at 80 and 100 mg in patients treated for 52 weeks, (2) provided significant and clinically relevant reductions in liver fat as measured by
MRI-PDFF
and (3) significantly reduced atherogenic lipids, including LDLc, apolipoprotein B and triglycerides.
A total of 972 patients were randomized in the double-blind arms of the
MAESTRO-NAFLD-1
study: 969 patients were included in the safety population and 943 patients in a modified intent-to-treat
population for evaluation of key secondary and other endpoints. Important inclusion criteria included the presence of three risk factors of metabolic syndrome, a level of liver fibrosis (measured by FibroScan) consistent with a range of stages of liver fibrosis, and >=8% liver fat (measured by
MRI-PDFF).
Adverse events observed in the
MAESTRO-NAFLD-1
trial were generally mild to moderate in severity. The frequency of serious adverse events was similar across treatment arms and discontinuation for adverse events was low.
Consistent with published data, the most common adverse event reported with greater frequency in the resmetirom groups vs placebo was generally mild diarrhea or increased stool frequency at the beginning of therapy, which occurred in 9% and ~17% over the placebo rate in the 80 and 100 mg dose groups, respectively.

	Resmetirom 80 mg	Resmetirom 100 mg	Placebo
Safety population	(N=327)	(N=324)	(N=318)
At least one TEAE	289 (88.4)	279 (86.1)	260 (81.8)
At least one Serious TEAE	20 (6.1)	24 (7.4)	20 (6.3)
TEAE ≥ Grade 3 Severity	26 (8.0)	29 (9.0)	29 (9.1)
AE discontinuations from study	All treatments combined, n=21; (2.17%)
Maximum NCI CTCAE Severity Grade
Grade 1	99 (30.3)	99 (30.6)	92 (28.9)
Grade 2	164 (50.2)	151 (46.6)	139 (43.7)
AEs over 10%
Diarrhea	76 (23.2)	101 (31.2)	44 (13.8)
Nausea	38 (11.6)	59 (18.2)	25 (7.9)
AE (adverse event); TEAE (treatment emergent adverse event); NCI (National Cancer Institute); CTCAE (Common Terminology Criteria for Adverse Events)
The following hierarchically-controlled key secondary endpoints were reported for both the 80 and 100 mg resmetirom dose groups. Resmetirom provided significant reductions in liver fat as measured by
MRI-PDFF
and reduced atherogenic lipids, including LDLc, apolipoprotein B and triglycerides. Open-label arm data is reported in the far left column below and double-blind arm data are reported in the remaining columns below. Although both arms were randomized in
MAESTRO-NAFLD-1,
lipid reductions were numerically greater in the 100 mg open label treatment arm compared to the 100 mg double-blind arm, and we believe this is due to greater visit and dose interruptions experienced by open-label arm patients during the height of the
COVID-19
pandemic, as

patients in the open-label active 100 mg treatment arm were less impacted by COVID-related dose interruptions than double-blind patients.

	Resmetirom 100 mg OL	Resmetirom 80 mg	p-value	Resmetirom 100 mg	p-value	Placebo
LDLc %CFB (SE) (Week 24)	-21 (1.9)	-12.7 (2.1)	<.0001	-14.4 (2.1)	<.0001	-1.7 (2.0)
ApoB %CFB (SE) (Week 24)	-22 (1.5)	-14.6 (1.5)	<.0001	-16.6 (1.6)	<.0001	-0.1 (1.5)
MRI-PDFF %CFB (Week 16)	-49%	-41%	<.0001	-48%	<.0001	-6%
Liver volume PDFF correction %CFB	-60%
MRI-PDFF %CFB (Week 52)	-53%	-43%	<.0001	-48%	<.0001	-8%
Liver volume PDFF correction %CFB	-61%
Triglycerides baseline >150 mg/dL, CFB (SE)	-65 (8.3)	-55.6 (8.6)	NA	-59 (6.5)	NA	-6.9 (16.1)
Triglycerides baseline >150 mg/dL (geomean) %CFB (95% CI)	-25 (3.1)	-19.5 (-27.0 to -11.1)	=.0005	-21.5 (-28.0 to -14.3)	<.0001	-2.1 (-10.6 to 7.4)
CFB (change from baseline); SE (standard error); APOB (Apolipoprotein B);
MRI-PDFF
(magnetic resonance imaging proton density
fat-fraction);
CI (confidence interval); OL, open label
non-cirrhotic
arm randomized concurrently with double-blind arms
COVID-19
Pandemic Effects on Madrigal Phase 3 Trials
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites were put in place for our Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. Following a Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results, our conduct of the
MAESTRO-NAFLD-1
study or our liquidity for previous periods. However,
COVID-19
did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. In addition, at the height of
COVID-19,
MAESTRO-NAFLD-1
double blind patients had an average of two missed visits and two dose interruptions, with the dose interruptions primarily related to third-parties. These risks and uncertainties, which are beyond our control, are summarized in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form
10-K.
Resmetirom Phase 2 Clinical Trial in NASH
As summarized above, the Company successfully completed its Phase 2 clinical trial in NASH in 2018. In this clinical trial, resmetirom demonstrated statistical significance in the primary endpoint (p<0.0001), the relative reduction of liver fat compared with baseline on magnetic resonance imaging-estimated proton density fat fraction, or
MRI-PDFF,
at
12-weeks
which was reported in December 2017, and statistically significant results in multiple
36-week
endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy as set forth in the table below, which was reported in May 2018. This clinical trial was published in the Lancet in November, 2019. Specific data from this study is as follows.

	Resmetirom	Resmetriom MRI-PDFF Responders(1)	Placebo
Number of patients with baseline and end-of-study liver biopsies(2)	73	46	34
>2 Point Decrease in NAS	56%	70%	32%
	p=0.02	p=0.001
NASH Resolution	27%	39%	6%
	p=0.02	p=0.001

(1)	resmetirom MRI-PDFF Responders = resmetirom treated patients with >=30% relative fat reduction on Week 12 MRI-PDFF
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

•	Statistically significant reductions in liver enzymes (ALT, AST and GGT) relative to placebo (all p=0.002) and a 40% reduction in ALT in patients with elevated baseline levels (p=0.01);

•	Statistically significant reductions in fibrosis biomarkers in resmetirom treated patients as compared with placebo patients;

•	On liver biopsy, fibrosis was reduced by at least one point in 23% of placebo patients and 29% of resmetirom treated patients;

•	Very good all subject tolerability: mostly mild and a few moderate adverse events, or AEs, which were balanced between drug treated patients and placebo patients; and

•	An increase in incidence of a transient mild diarrhea at beginning of study, often a single episode, in resmetirom treated patients compared with placebo patients.
Resmetirom Phase 2 Clinical Trial in HeFH
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
Lead Product Candidate—Resmetirom
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
Resmetirom Clinical and
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
We have completed Phase 1 studies with resmetirom in a total of 252 subjects to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of resmetirom. Our Phase 1 studies included randomized, placebo-controlled, double-blind, single and
14-day
multiple-dose escalation studies, drug-interaction studies with statins, with the antidiabetic agent pioglitazone, and with the antiplatelet agent clopidogrel. In addition, a study using radiolabeled resmetirom, a study of a tablet versus capsule formulation of resmetirom, and a multiple dose drug interaction and food effect study have also been completed. In Phase 1 studies, resmetirom was well-tolerated up to 200 mg once daily. The results of these studies suggest that resmetirom is suitable for once-daily oral dosing. Currently there is an ongoing Phase 1 hepatic impairment study to characterize the safety and pharmacokinetics of resmetirom in patients with hepatic impairment, a Phase 1 drug-interaction study with warfarin, and a drug interaction study of resmetirom and pravastatin and simvastatin.
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
Published data showed that patients with >=30% PDFF reduction at Week 12 had a higher rate of NASH resolution and accompanying fibrosis reduction. A secondary analysis of the Phase 2 NASH clinical trial further supported the potential of PDFF to predict NASH response.

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
Our Strategy
Our goal is to become a leading biopharmaceutical company developing and commercializing innovative liver-directed, ß-selective thyroid hormone receptor agonists for the treatment of cardio-metabolic and liver disease, fibrosis and inflammation. A key element is building a multi-therapy NASH focused company. To achieve our goal, we plan to:

•
Complete clinical development and seek regulatory approval of resmetirom in NASH.
 We successfully completed a Phase 2 clinical trial in NASH in 2018. NASH is a disease driven by the growing epidemic of obesity, with a significant unmet need for approved therapies that are effective and well tolerated. We believe resmetirom is an excellent candidate for the chronic treatment of NASH due to its safety profile and first-in-class
pleiotropic actions in liver cells and potential to reduce cardiovascular risk in NASH patients.

•
Establish commercial capabilities to market resmetirom as a leading treatment for NASH.
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

•
Grow our pipeline through additional indications for resmetirom potentially including orphan indications.
We believe that resmetirom has the potential to be an effective treatment for other disease indications that are rare diseases or may be designated rare diseases and we may pursue orphan drug designation where possible.

Target Indications
Nonalcoholic Fatty Liver Disease and Nonalcoholic Steatohepatitis
Overview and Market Opportunity
NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In the United States, NAFLD is estimated to affect approximately 25% of the population, and approximately 25% of those will progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 20 million people in the United States, or five to six percent of the adult population, with similar prevalence in Europe and Asia. The prevalence of NASH is also increasing in developing regions due to the adoption of a more sedentary lifestyle and a diet consisting of processed foods with high fat and fructose content.
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
The Centers for Disease Control and Prevention projects the prevalence of obesity to increase from 34% of the United States population to 42% of the United States population by 2030. Driven by this epidemic of obesity, NASH is projected to become the leading cause of liver transplants in the near future. Given the extremely limited availability of organ donors and high transplant costs, NASH patients who require transplantation will place a significant economic burden on the healthcare system. As such, there is a significant unmet medical need for well-tolerated oral treatments for NASH. Because there are currently no therapeutic products approved for the treatment of NASH, the market size is difficult to estimate. However, based on our analysis of multiple market assessments, we estimate that the addressable NASH population is several million patients worldwide, and that NASH could become a multi-billion dollar market able to support multiple approved drug products.
Resmetirom in NASH
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

Resmetirom NASH Phase 2 and 3 Clinical Studies
In October 2016, we initiated a Phase 2 proof of concept clinical trial in patients with liver biopsy documented NASH, including those with type-2
diabetes, dyslipidemia and hypertension. In the study we randomized 125 NASH patients 2:1, resmetirom or placebo QD in a double-blind, placebo-controlled, study of once-daily resmetirom versus placebo in patients with NASH, including those with type-2
diabetes. Patients continued treatment through 36 weeks. The study was conducted in the United States. The primary endpoint was to evaluate the efficacy of resmetirom as measured by the reduction of liver fat at 12 weeks, and the secondary endpoint was to evaluate the efficacy of resmetirom as measured by a reduction of NASH, which was assessed by liver biopsy, at 36 weeks. Other secondary and exploratory endpoints included safety and tolerability, and effects on serum biomarkers at 12 and 36 weeks, lipid parameters, and biomarker measures of insulin sensitivity. We reached our top-line
analysis of the primary endpoint in December 2017, and we reached our top-line
analysis of the secondary endpoint (NASH assessment on liver biopsy) in May 2018. There was an extension study in a subset of the patients that completed the main
36-week
study which was completed in 2019. Madrigal has ongoing Phase 3 resmetirom studies for patients with NASH or presumed NASH as discussed in detail in this report.
We believe that the designs of our Phase 2 and Phase 3 NASH studies are consistent with principles for NASH drug development outlined by the FDA in its public communications and draft guidance for industry and based on our past interactions with FDA, including our end of Phase 2 meeting with the FDA in 2019.
Because of the slow progression of NASH and the time required to conduct an outcomes trial that would evaluate clinical endpoints such as progression to cirrhosis or survival, the FDA recommends sponsors consider the following liver histological improvements as Phase 3 trial endpoints reasonably likely to predict clinical benefit to support accelerated approval under subpart H regulations:
Resolution of steatohepatitis on overall histopathological reading and no worsening of liver fibrosis;
Or
Improvement in liver fibrosis greater than or equal to one stage and no worsening of steatohepatitis;
Or
Both resolution of steatohepatitis and improvement in fibrosis.
In March 2019, the Company announced that it had initiated a Phase 3 trial of resmetirom in patients with NASH. This double-blind, placebo-controlled study has been and will be conducted at more than 150 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis will be randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for subpart
H-accelerated
approval; the primary endpoint pertains to the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a 2 point reduction in NAS, and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients and is expected to include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints.
In December 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
double-blind, placebo controlled Phase 3 clinical study in 700 patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers, LDL cholesterol, lipid biomarkers, and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo and includes key secondary lipid,
MRI-PDFF
and NASH biomarker endpoints. In addition,
MAESTRO-NAFLD-1
includes an open label arm in which up to 100 patients will be dosed with 100 mg resmetirom. Enrollment objectives for this study have been exceeded, with approximately 1,200 patients enrolled overall. In October 2020 we completed enrollment of the double-blind, placebo controlled arms of the study. The
MAESTRO-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for subpart H approval or treatment of NASH in patients with F2 or F3 fibrosis.
MAESTRO-NAFLD-1
also includes an open label arm with approximately 170
non-cirrhotic
patients with NASH treated with 100 mg resmetirom. Data from this open label portion of the
MAESTRO-NAFLD-1
study have been reported at various professional society conferences, demonstrating statistically significant reductions from baseline in liver fat as assessed by
MRI-PDFF
and Fibroscan CAP, as well as reductions in liver stiffness as determined by MRE and Fibroscan TE (a surrogate for liver fibrosis). Markers of liver fibrosis and inflammation were also reduced by resmetirom relative to baseline. Additionally, atherogenic lipids, including
LDL-cholesterol,
apolipoprotein B, triglycerides, and lipoprotein (a) were reduced relative to baseline. The adverse event profile in this open label cohort has been similar to that observed in Phase 2. The
MAESTRO-NAFLD-1
open label arm over-enrolled and includes more than 150 patients with NASH and compensated cirrhosis to obtain a preliminary assessment of the use of resmetirom in patients with more advanced disease.
In January 2022, Madrigal announced topline results from the Phase 3
MAESTRO-NAFLD-1
safety study of resmetirom. Primary and key secondary endpoints from the double-blind placebo-controlled
969-patient
portion of the study were achieved, as described herein. See “ – Key Developments” above.
Collaborations
VIA Pharmaceuticals, Inc., or VIA, entered into a research, development and commercialization agreement, or the Roche Agreement, with Roche, on December 18, 2008. We subsequently assumed all of VIA’s rights in, to and under, and all of VIA’s obligations under, the Roche Agreement pursuant to an asset purchase agreement, dated September 14, 2011. Pursuant to the terms of the Roche Agreement, we, as successor-in-interest
to VIA, assumed control of all development and commercialization of resmetirom and will hold exclusive worldwide rights for all potential indications. Under the Roche Agreement, Roche exclusively licensed certain patent rights and know-how
relating to resmetirom in exchange for consideration consisting of an upfront payment, milestone payments, the remainder of which total $8 million and are tied to regulatory approval in the United States and Europe of resmetirom or any derivative product, and single-digit royalty payments based on net sales of resmetirom and any derivative products, subject to certain reductions. In 2011, we commenced Phase 1 clinical trials and subsequently paid Roche a related milestone payment. In October 2016, we commenced a Phase 2 study in NASH and subsequently paid Roche a related milestone payment. In 2019, we commenced a Phase 3 study in NASH and subsequently paid Roche a $2 million related milestone payment. Except as described above, we have not achieved any additional product development or regulatory milestones under the Roche Agreement and have generated no net sales of products developed from resmetirom.
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
There are currently no therapeutic products approved and marketed for the treatment of NASH in North America and Europe. There are several commercially available products that are currently used off-label
for NASH, such as vitamin E, an antioxidant, insulin sensitizers, such as pioglitazone, anti-hyperlipidemic agents, such as gemfibrozil, pentoxifylline, ursodiol and others. In addition, there are numerous drugs in development for the treatment of NASH. We are aware of several companies that have product candidates in clinical development for the treatment of NASH, including Intercept Pharmaceuticals, Inc., Gilead Sciences, Inc., Galectin Therapeutics, Inc., Galmed Medical Research Ltd., Cirius Therapeutics, Novartis AG, Novo Nordisk A/S, Takeda, Inventiva, Boehringer Ingelheim GmbH, Bristol-Myers Squibb, Pfizer, Inc., Merck & Co., Lilly, Genentech, Sanofi S.A., NGM Biopharmaceutical, Viking Therapeutics, Akero Therapeutics, Enanta Pharmaceuticals, 89Bio Inc., Axcella,
Can-Fite,
Hepion, NorthSea, Terns, Zydus Cadila and MedImmune LLC, and there are other companies with candidates in earlier stages of development. Given resmetirom’s actions on the underlying biological pathways across the spectrum of early to late stages of NASH, its CV beneficial effects, and its complementary mechanism to other therapies, we believe that resmetirom has the potential to be used alone or in combination with some of these potential NASH products.
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
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to rely, on third-party contract manufacturers, or CMOs, for all required starting materials, API and finished product for the manufacture of any product candidates that we may develop for larger-scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that are approved. We do not have long-term supply agreements for any of our product candidates and regularly obtain supplies and services related to our product candidates from CMO’s on a purchase order basis. We currently have a single source for API and finished product for resmetirom and are developing a second source for API. We plan to continue to rely on CMOs for API, finished product, packaging, storage, and distribution for both clinical supplies and any of our product candidates that receive health authority approval.
Research and Development
Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. Our research and development expenses were $205.2 million for the year ended December 31, 2021, $184.8 million for the year ended December 31, 2020, and $72.3 million for year ended December 31, 2019. The increase in research and development expenses was primarily due to the advancement of clinical programs to Phase 3 studies, further API manufacturing studies and the continuation of preclinical studies. We expect research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.
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
We own or
co-own:
five United States and 32 foreign issued patents and allowed patent applications; six United States and 45 foreign pending patent applications; and two international patent applications filed under the Patent Cooperation Treaty. Each of these patents and applications relates to resmetirom, including composition-of-matter, certain dosage forms, methods of making resmetirom, its use in the treatment of key disease indications, or other THR beta analogs and uses thereof. Our current patent portfolio covers the United States and certain other jurisdictions worldwide. The two international patent applications can be used as the basis for multiple additional patent applications worldwide. In addition, pursuant to the Roche Agreement, Roche granted us an exclusive license to certain United States and foreign patents and patent applications owned by Roche and Roche know-how
relating to resmetirom. The Roche Agreement imposes various diligence, milestone payment, royalty payment, insurance, indemnification, and other obligations on us.
Issued patents directed to resmetirom, including certain dosage forms, have statutory expiration dates between 2026 and 2037, excluding any patent term extensions or equivalents thereof that might be available following the grant of marketing authorizations. We have pending patent applications for resmetirom that, if issued, would be expected to expire in the United States and in countries outside of the United States between 2033 and 2042, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. We have a pending patent application for other THR beta analogs that, if issued, would be expected to expire in the United States and in countries outside of the United States in 2043, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.
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
Government Regulation
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, monitoring and reporting, promotion, advertising, distribution, marketing and export and import of drug products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process before it may be legally marketed in the United States, and must be approved by foreign regulatory authorities via various analogous procedures before it can be marketed in the applicable country. The animal and other non-clinical
data and the results of human clinical trials performed under an Investigational New Drug application, or IND, and under similar foreign applications will become part of the NDA.
United States Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters and other types of enforcement-related letters, requesting product recalls, product seizures, changes to the conditions surrounding marketing approval such as labeling changes or changes to a Risk Evaluation and Mitigations Strategies, or REMS, program, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement of profits, or civil or criminal investigations and penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies, some in accordance with the FDA’s current Good Laboratory Practices, or GLP, the Animal Welfare Act administered and enforced by the United States Department of Agriculture, and other applicable regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an institutional review board, or IRB, before each trial may be initiated at each clinical site;

•
performance of adequate and well-controlled human clinical trials under protocols submitted to the FDA and reviewed and approved by each IRB, conducted in accordance with federal regulations and according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	completion of registration batches and validation of the manufacturing process to show ability to consistently produce quality batches of product;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.
Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the safety and quality of the product. Animal studies must be performed in compliance with federal regulations and requirements, including, as applicable, GLP and the Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. A
30-day
waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If during this
30-day
period the FDA does not raise any concerns or issues that must be addressed prior to the commencement of clinical trials or does not impose a clinical hold, the IND becomes effective 30 days following the FDA’s receipt of the IND and the clinical trial proposed in the IND may begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance,
or other reasons.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually. In addition, timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or animal test results that suggest a significant risk to human subjects. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1:
The product candidate is initially introduced into humans. Phase 1 clinical trials are typically conducted in healthy human subjects, but in some situations are conducted in patients with the target disease or condition. Phase 1 clinical trials are generally designed to evaluate the safety, dosage tolerance, absorption, metabolism, distribution and excretion of the product candidate in humans, and, if possible, to gain early evidence of effectiveness.

•
Phase 2:
This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
Phase 3:
This phase involves trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product approval and product labeling. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate, although a single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances.

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
United States Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product for a specific indication. The submission of an NDA is subject to the payment of user fees under the Prescription Drug User Fee Act, or PDUFA, as amended; a waiver of such fees may be obtained under certain limited circumstances. The FDA conducts a preliminary review of a submitted NDA within 60 days from receipt to ensure that the application is sufficiently complete for substantive review before it accepts the application for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth
substantive review. The FDA’s PDUFA performance goals generally provide for action on an NDA within 10 months of the
60-day
filing date. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to within 6 months of the
60-day
filing date for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. In addition, the FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
At the end of the review period, the FDA may issue an approval letter following satisfactory completion of all aspects of the review process, or the FDA may issue a complete response letter, or CRL, which generally outlines the deficiencies in the submission and may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. If and when deficiencies outlined in a CRL have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA may issue an approval letter. The FDA’s PDUFA review goal is to review such resubmissions within two or six months of receipt, depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and deny approval of a resubmitted NDA.
NDAs receive either standard or priority review. An application for a drug that treats a serious condition and, if approved, would provide a significant improvement in treatment, prevention or diagnosis of disease may qualify for priority review. Priority review for an NDA for a new molecular entity will be six months from the date that the NDA is filed. The FDA has ten months in which to complete its initial review of a standard new molecular entity NDA. The FDA does not always meet its goal dates and in certain circumstances the goal date may be extended. Priority review does not change the standard for approval, but may expedite the approval process.
Product candidates may qualify for review and approval under the subpart
H-accelerated
approval pathway if the candidates are intended to treat a serious condition, provide meaningful therapeutic benefit over existing treatments, and demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. As a condition of accelerated approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform confirmatory adequate and well-controlled post-marketing clinical trials. Accelerated approval does not change the standards for approval. All promotional materials for drug candidates approved under the accelerated approval pathway are subject to prior review by the FDA.
An approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. If a product receives regulatory approval, the approval may be further limited to specific diseases, dosages or patient populations, or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.
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
Patent Term Restoration and Regulatory Exclusivities
Depending upon the timing, duration and specifics of FDA approval of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half
the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
The Hatch-Waxman Act also provides periods of regulatory exclusivity for products that would serve as a reference listed drug, or RLD, for an abbreviated new drug application, or ANDA, or application submitted under section 505(b)(2) of the FDCA, or 505(b)(2) application. If a product is a new chemical entity, or NCE—generally meaning that the active moiety has never before been approved in any drug—there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a “Paragraph IV” certification.
A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.
Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends until seven and a half years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.
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
The FDA also administers an orphan drug clinical research grants program, whereby researchers may apply for funding to conduct clinical trials to support the approval of drugs, biologics, medical devices, and medical foods for rare diseases and conditions. A product does not have to be designated as an orphan drug to be eligible for the grant program. An application for an orphan grant should propose one discrete clinical study to facilitate FDA approval of the product for a rare disease or condition. The study may address an unapproved new product or an unapproved new use for a product already on the market.
Expedited Programs
The FDA maintains several programs to facilitate and expedite the development and review of drug applications that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and that demonstrate the potential to address unmet medical needs for such a disease or condition, including Fast Track Designation, Breakthrough Designation, Priority Review (discussed above in United States Review and Approval Processes), and the Accelerated Approval pathway (discussed above in United States Review and Approval Processes). Under the Fast Track Designation program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Under the Fast Track Designation program, the FDA may grant fast track designation for a product candidate if it is intended to treat a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need. Features of Fast Track Designation include more frequent interactions with the review team, and the possibility of rolling review.
Under the Breakthrough Designation Program, FDA may grant a drug Breakthrough Therapy Designation if it is intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint over available therapies. Features of Breakthrough Therapy Designation include intensive guidance on an efficient drug development program, an organizational commitment by the agency involving senior managers in a proactive, cross-disciplinary review of the drug application, and the possibility of rolling review.

Post-Approval Requirements
Once an approval is granted, products are subject to continuing regulation by the FDA. The FDA may withdraw the approval if, among other things, compliance with regulatory standards is not maintained or if safety or efficacy problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on product marketing or even withdrawal of approval for the product application. If new safety issues are identified following approval, the FDA may require the NDA sponsor to take certain measures, such as revising the approved labeling to reflect the new safety information, conducting post-market studies or clinical trials to assess the new safety information, and/or implementing or changing a risk evaluation and mitigation strategy, or REMS, program to mitigate newly-identified risks. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.
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
Foreign Regulation
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of its products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European

Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. In addition to the centralized procedure and the decentralized procedure, it may also be possible to obtain a marketing authorization for one single EU Member State through a national procedure. Under a mutual recognition procedure, a national marketing authorization granted by one EU Member State may be recognized by one or more other EU Member States resulting in harmonized marketing authorizations in those EU Member States.
When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Directive and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the submission and approval of a clinical trial authorization application be obtained in each Member State before commencing a clinical trial in that Member State. As of January 31, 2022, the new EU Clinical Trials Regulation will apply. The EU Clinical Trials Regulation will repeal and replace the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is similar to the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results.
As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, in the EU, if any of our products receive marketing approval in the European Economic Area, or EEA, which is comprised of the 27 member states of the EU plus Norway, Iceland and Liechtenstein, we expect that we will benefit from eight years of data exclusivity and an additional two years of marketing exclusivity. An additional one-year extension of marketing exclusivity is possible if during the data exclusivity period we obtain an authorization for one or more new therapeutic indications that is deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents biosimilars from relying on the holder of the marketing authorization for the reference biological medicine’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a biosimilar product application may be submitted and the sponsoring companies may rely on the marketing authorization holder’s data. However, a biosimilar medicine cannot launch until 2 years later (or a total of ten years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of eleven years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight year data exclusivity period.
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
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales for branded prescription drugs to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.
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
As of February 21, 2022, we had seventy one full-time employees, including fifty two engaged in research, development, and regulatory activities, and nineteen in executive, commercial, general and administrative functions, and multiple part-time consultants. We believe that our future success will be shaped by our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership in the Company, and an employment package that is designed to promote well-being across all aspects of their lives, including health care, disability, retirement investment options and paid time off.
General Information
We were incorporated in Delaware in September 2011. Our principal executive offices are located at 200 Barr Harbor Drive, Suite 200, West Conshohocken, PA 19428. Our Internet website address is www.madrigalpharma.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.
We advise you to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2022 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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
Risks Related to Our Business
We have limited operating history, we have incurred significant operating losses since inception and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if profitability is achieved, we may be unable to sustain profitability.
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for resmetirom and other future product candidates. As of December 31, 2021, we had an accumulated deficit of approximately $667.3 million. Losses have principally resulted from costs incurred in our preclinical and clinical trials, research and development programs and from our general and administrative expenses. As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $270.3 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if resmetirom or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.
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
Our business depends on the success of resmetirom, which is still in clinical development and has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize resmetirom, or we experience significant delays in doing so, our business will be materially harmed.
The primary focus of our product development since mid- 2018 has been resmetirom, a liver-directed selective thyroid hormone receptor beta agonist for potential use in non-alcoholic
steatohepatitis, or NASH. Successful continued development and ultimate regulatory approval of resmetirom for NASH is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of resmetirom. We will need to raise sufficient funds to successfully complete our clinical development program for resmetirom in NASH. The future regulatory and commercial success of resmetirom is subject to a number of risks, including the following:

•
we may not have sufficient financial and other resources to complete the necessary clinical trials for resmetirom, including, but not limited to, our planned registrational clinical trials to obtain drug approval;

•
the mechanism of action of resmetirom is complex and we do not know the degree to which it will translate into a therapeutic benefit, if any, in NASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long term safety issues or adverse events, if any, when resmetirom is taken for prolonged periods such as in the treatment of NASH or any other indication;

•	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design;

•	regulators, IRBs or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may not be able to obtain adequate evidence from clinical trials of efficacy and safety for resmetirom in NASH or any other indication;

•	we do not know the degree to which resmetirom will be accepted as a therapy by physicians, patients and payors, even if approved;

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

•
we cannot be certain what efficacy endpoints clinical or regulatory agencies may require in a Phase 3 clinical trial of NASH or for approval of our product candidates; we also cannot be certain if we will be able to gain Subpart H approval of any of our product candidates based on surrogate endpoints;

•
foreign clinical or regulatory agencies may require efficacy and safety endpoints for Phase 3 clinical trials that may not be favorable to us and different from the results we have observed to date in our current trials;

•
other differences in the design of our ongoing and planned Phase 3 clinical trials of the treatment of NASH, including the use of a new tablet formulation of resmetirom and/or the inclusion of patients with more advanced NASH, could cause the results of our Phase 3 trials to be less favorable than the results we observed in our Phase 2 trials in NASH;

•
if we obtain Subpart H approval of resmetirom based on a surrogate endpoint, consistent with our ongoing Phase 3 trial, we will be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of the product candidate and if the post-approval trial is not successful we may not be able to continue marketing the product;

•	we cannot be certain of the number and type of clinical trials and non-clinical studies that FDA or other regulatory agencies will require in order to approve resmetirom for NASH;

•	if approved for NASH, resmetirom will likely compete with the off-label use of currently marketed products and other therapies in development that may reach approval for NASH prior to resmetirom; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.
We could also encounter delays if a clinical trial is placed on clinical hold, suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, the competent authorities and/or ethics committees of the EU Member States or other regulatory authorities, if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial, or on account of changes to federal, state, or local laws. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, competent authorities and/or ethics committees of the EU Member States or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.
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
Drug development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in our target indications before we can seek regulatory approvals for its commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, our Phase 1 results and our Phase 2 primary endpoint results in NASH may not be predictive of any future results in any Phase 3 clinical trial in NASH. Furthermore, our ongoing and future trials will need to demonstrate sufficient safety and efficacy in large patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.
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
Resmetirom has neither received Subpart H or full regulatory approval for the treatment of NASH or any other indication, and unexpected problems may arise that could cause us to delay, suspend or terminate our development efforts in any or all indications. Further, the long-term safety consequences of a liver-directed thyroid hormone receptor beta agonist are not known. Regulatory approval of new product candidates such as resmetirom can be more expensive and take longer than approval for candidates for the treatment of more well-understood diseases with previously approved products.
If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.
We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay, suspend, or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including but are not limited to any of the following, could delay or impede completely the completion of our ongoing and planned clinical trials and negatively affect our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

•	slow enrollment and retention rate of subjects in our clinical trials;

•	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials; and

•	serious and unexpected drug-related side effects related to the product candidate being tested.
Commercialization of our product candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any other applicable foreign regulatory authority or the requirement of additional supportive studies by the FDA or such foreign regulatory authority.
We do not know whether our ongoing clinical trials will need to be restructured, will enroll an adequate number of patients on time, or will be completed on schedule, if at all, or whether future clinical trials will begin as planned or have similar future challenges. Delays in the initiation, enrollment or completion of our clinical trials will result in increased development costs for our product candidates, and our financial resources may be insufficient to fund any incremental costs. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.
If we inadvertently fail to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs, we could be prevented from selling our drug candidates in foreign markets, which may adversely affect our operating results and financial condition.
The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing our drug candidates outside the United States vary greatly from country to country and may require additional testing. We expect that our future clinical development of our drug candidates will involve a number of clinical trials in foreign jurisdictions, particularly in Europe. We have no experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our drug candidates and may have a material adverse effect on our results of operations and financial condition.
We depend on enrollment of patients in our clinical trials for our product candidates. If we encounter difficulties enrolling patients in our clinical trials, including those arising out of
COVID-19,
our clinical development activities could be delayed or otherwise adversely affected.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for resmetirom if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate. Our Phase 3 clinical trials have significantly more patients than were enrolled in our Phase 2 trials. Although we have satisfied Subpart H patient enrollment for MAESTRO-NASH, clinical enrollment is not complete as of December 31, 2021 and significant additional enrollment will be necessary and will be ongoing for some time. A significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For instance, we are aware that other companies conducting clinical trials in NASH patients have had delays in recruiting patients for their trials. In the MAESTRO-NASH Phase 3 trial, patients’ willingness to undergo a liver biopsy involve risk factors. In addition, potential patients for resmetirom may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.
The global coronavirus pandemic has presented significant challenges in the enrollment and conduct of MAESTRO-NASH. Screening for MAESTRO-NASH was negatively impacted due to the outbreak of the
COVID-19
pandemic, and the resulting governmental quarantine restrictions and shelter-in-place
guidelines that influenced the closing or suspension of many European and U.S. trial sites and a decline in U.S. patients seeking screening biopsies. In addition, because MAESTRO-NASH is focused on specific patient populations with protocol-specified biopsy requirements, our ability to enroll eligible patients was limited and enrollment was slower than we anticipated before the pandemic. While we believe our
COVID-19
mitigation efforts have positioned us to overcome past enrollment challenges, the pace of new enrollment cannot be guaranteed and ultimately will be dependent on our target study patients becoming comfortable initiating protocol-prescribed procedures, including biopsies, during the
COVID-19
pandemic.
If the
COVID-19
pandemic continues or worsens, our patient recruitment and enrollment efforts may be adversely affected, delayed or interrupted. In addition, patients may choose to withdraw from our studies or we may choose to (or be required) to pause enrollment and or patient dosing in our trial in order to preserve health resources and protect trial participants, as applicable. It is unknown whether or how long pauses, delays or disruptions could occur or continue. Our ability to successfully complete enrollment and study objectives in the midst of the
COVID-19
pandemic is subject to circumstances beyond our control and also is subject to the enhanced risks and uncertainties that are described in our other Risk Factors.
In addition, he FDA typically requires sponsors of lipid-lowering product candidates to conduct drug-drug interaction studies with statins because statins may have increased safety risks when administered together with other drug therapies that affect their pharmacokinetic profile. We have completed two Phase 1 clinical drug interaction studies of resmetirom and statins in 39 normal healthy volunteers, which showed resmetirom to have a favorable safety profile and to be well-tolerated. We have completed a Phase 2 clinical trial in NASH including patients taking low dose statins. We have also completed a Phase 2 clinical trial in HeFH including patients taking high dose statins. In general, drug interactions between resmetirom and statins and any other drug that might result in adverse events could delay development in later clinical trials.
We will be required to identify and enroll a sufficient number of patients for our clinical trials. We also may encounter difficulties in identifying and enrolling NASH patients with a stage of disease appropriate for our future clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate and maintain a sufficient number of eligible patients to participate in the clinical trials required (or as may be required) by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing patients is costly and may prove more costly in the future. Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays or may require us to abandon one or more clinical trials.
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
We have received Fast Track Designation from the FDA for resmetirom for NASH; however, such designation may not actually lead to a faster development or regulatory review or approval process, and the designation may be rescinded if the product candidate no longer meets the qualifying criteria for Fast Track.
In October 2019, FDA granted Fast Track designation to resmetirom for NASH. Products that have been designated as Fast Track may be eligible for certain action to expedite development and review of the application, including rolling review. The receipt of Fast Track designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.
Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.
Even if we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling, and record keeping related to the product will remain subject to extensive regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations, and GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. As such, we and our contract manufacturers will be subject to periodic review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, any regulatory approvals that we receive for resmetirom may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, and will contain requirements for costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS Program as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities, or previously unknown problems with any approved product, manufacturer, or manufacturing process are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on marketing or manufacturing of our products, withdrawal of the product from the market;

•	holds on clinical trials;

•	warning letters or untitled letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	pressure to initiate voluntary product recalls;

•	suspension or withdrawal of regulatory approvals; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.
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
The
COVID-19
pandemic has caused, and may continue to cause many governments to implement measures to slow the spread of the outbreak of the virus and its multiple variations. These measures include quarantines, travel restrictions, heightened border security, shelter-in
place guidelines, social distancing restrictions and other measures. This outbreak and the resulting governmental measures have had a significant impact, both direct and indirect, on businesses and commerce in the life sciences industry generally, as supply chains and manufacturing process have been disrupted; facilities and production have been suspended; available personnel has declined; and demand for certain third-party goods and services, such as medical services and supplies, has spiked. The future progression of the pandemic and its effects on our business and operations are extremely uncertain and subject to the risks described below.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended, (the ACA) became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Additional legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, its implementation, efforts to repeal or replace, or invalidate the ACA, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.
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
We currently do not have significant marketing, sales or distribution infrastructure with respect to our product candidates. If we are unable to fully develop our sales, marketing and distribution capabilities on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.
We currently do not have significant marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If our lead product candidate, resmetirom, is approved, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize resmetirom in the United States, and to license or outsource this function to a third party or third parties outside of the United States. Either of these options would be expensive and time-consuming. Some or all of these costs may be incurred in advance of any approval of resmetirom. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of resmetirom and other future product candidates.
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
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation by extending the term of patents covering each of our product candidates, our business may be materially harmed.
Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and competitors may obtain approval to market competing products sooner. As a result, our revenue could be potentially materially reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
Federal false claims, false statements and civil monetary penalties laws prohibit, among others, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government, or knowingly concealing or knowing and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. There are other federal and state anti-fraud and abuse laws and regulations, as well as laws that require reporting of payments to certain health care professionals and adoption of certain compliance program requirements, that will govern our operations if and when we begin commercializing our products.
In addition, we and/or our partners may be subject to patient data privacy and security regulation, including the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (“HIPAA”), which impose specified requirements relating to the privacy, security and transmission of protected health information.
Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our partners may be subject to administrative, civil and criminal sanctions for violations of any of these federal and state laws. Pharmaceutical and other healthcare companies have been sued or found to have violated these laws for a variety of promotional and marketing and other activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label
promotion; and knowingly submitting false pricing information to the federal government, knowingly misrepresenting that information, or failing to timely submit that information. Pharmaceutical companies may further be found liable for civil monetary penalties for knowing and intentionally overcharging covered entities under the 340B Drug Pricing Program.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including (depending on the applicable law) criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing
product approvals, private ‘‘qui tam’’ actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
The FDA requires us and our third-party service providers to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate, and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory or GCP requirements or the respective trial plans and protocols. In addition, third parties may not be able to repeat their past successes in clinical trials. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.
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
We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves. For example, if we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.
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
Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, and could negatively affect our operating results and business.
We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
To the extent we collect California resident personal information, we may also be subject to the CCPA. The CCPA, which became effective on January 1, 2020, created new transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in the area of consumer protection. These laws and regulations are evolving and may impose limitations on our business activities. The obligations to comply with new privacy laws may require us, among other things, to update our notices and develop new processes internally and with our third-party collaborators, service providers, contractors or consultants to facilitate consumer rights requests, and such laws may impose restrictions on our processing of personal information that may impact the way we operate our business. We may be subject to fines, penalties, or private actions in the event of non-compliance
with such laws. The CCPA, the CPRA or other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.
European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
Outside the United States, our clinical trial programs and operations implicate international data protection laws, including the EU General Data Protection Regulation 2016/679 (“GDPR”). The GDPR increases our responsibility and liability in relation to the processing of personal data of individuals located in the EU. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. Specifically regarding the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. On July 16, 2020, the European Court of Justice ruled the
EU-US
Privacy Shield to be an invalid data transfer mechanism and confirmed that the Model Clauses remain valid, and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Data protection authorities from the different EU member states, as well as in the United Kingdom and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data, with the United Kingdom and Switzerland following the EU with the publication of new Model Clauses to be incorporated in all applicable contracts within a specified timeframe in order to legitimize data transfers from those jurisdictions. Our ability to continue to transfer personal data outside of the EU, United Kingdom, or Switzerland may become significantly more expensive and may subject us to increased scrutiny and liability under the GDPR or similar local laws, and we may experience operating disruptions if we are unable to conduct these transfers in the future.
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
We can provide no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can we provide any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations. While we have licensed rights to issued patents in the United States and other jurisdictions for resmetirom, we cannot be certain that the claims in issued patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in owned and licensed patent applications covering our product candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, and valid by courts in the United States or by the patent offices and courts in foreign jurisdictions. Even if we owned and licensed patent applications covering our product candidates, the patents may not be enforced against competitors. For example, a formulation patent may not be enforced against those making and marketing a product that has the same active pharmaceutical ingredient in a different formulation that is not claimed in the formulation patent.
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
Our
composition-of-matter
patent licensed from Roche relating to resmetirom is scheduled to expire in the United States in 2026. Our co-owned
patents and pending patent applications that cover our particular solid form, dosage, method of manufacturing, and uses of resmetirom to treat various indications are scheduled to expire in 2033. Our exclusively-owned pending patent applications that cover companion diagnostics, various solid forms of resmetirom, combination therapy, method of use, and method of manufacturing, if issued, are expected to expire between 2037 and 2042. Our exclusively-owned pending patent application that covers other THR beta analogs and uses thereof, if issued, is expected to expire in 2043. While patent term adjustments or patent term extensions could result in later expiration dates for each of these patents, there can be no assurances that we will receive any patent adjustments or patent term extensions. The patent application process and patent maintenance and enforcement are subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

•	patent applications may not result in any patents being issued;

•	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

•	we and our licensor(s) may not have been the first to make the inventions covered by pending patent applications or issued patents;

•	we and our licensor(s) may not have been the first to file patent applications for our product candidates or the compositions developed, or for their uses;

•	others may independently develop identical, similar or alternative products or compositions and uses thereof;

•	we and our licensor(s)’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	others may design around our owned and licensed patent claims to produce competitive products which fall outside of the scope of the patents;

•	others may identify prior art or other bases which could invalidate our or our licensor(s)’ patents;

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
The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of resmetirom or our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing resmetirom for NASH or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or

•	require us to enter into royalty or licensing agreements.
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
While we have licensed from Roche issued patents directed at resmetirom in the United States and other countries, filing, prosecuting and defending patents on resmetirom in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries may not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing their inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with resmetirom, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next 12 months, we will require additional working capital in the next twelve-

months and on a long-term basis in order to complete the remaining clinical development primarily for resmetirom and potentially for other product candidates through potential regulatory approval and through potential commercialization of these product candidates. We expect our spending levels overall to increase in connection with our clinical trials of resmetirom as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•
the type, number, scope, progress, expansion costs, results of and timing of our future clinical trials and projected product label or the need for additional clinical trials of resmetirom for NASH and dyslipidemia or any of our other product candidates which we are pursuing or may choose to pursue in the future;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining regulatory approval for resmetirom for NASH and any of our other potential product candidates;

•	the costs and timing of obtaining or maintaining manufacturing for resmetirom for NASH and any of our other product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales, marketing and reimbursement capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships, including for ex-US resmetirom opportunities;

•	costs associated with any new product candidates that we may develop, in-license or acquire; and

•	the effect of competing technological and market developments.
Some of these factors are outside of our control. Our existing capital resources may not be sufficient to enable us to fund the completion of all planned clinical trials and commercialization objectives for our product candidates. These and other circumstances may cause to delay certain research activities and related clinical expenses, but such delays will not alter our need to raise additional funding. As a result, we will need to raise substantial additional funds in the future.
We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through future debt and equity financings, as well as potential additional collaborations or strategic partnerships with other companies or through non-dilutive
financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or have a potential restrictive effect on how we operate our business. In addition, market perception that we need to issue additional shares, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
If we are unable to obtain additional funding on a timely basis, we may need to delay certain aspects of, or be unable to complete, planned clinical trials for resmetirom for NASH and our other product candidates, and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us.
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
Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The closing price of our common stock has ranged from $55.89 to $137.5 per share during the period from January 1, 2021 to January 31, 2022. The market price of our common stock could be impacted due to a variety of factors, including: global market or financial developments (whether due to the COVID pandemic or otherwise); US market events (including the potential for unusual market trading activity following external short interest developments or social media activity, such as those that have impacted certain stocks such as AMC Entertainment Holdings, Inc. and GameStop Corp. in 2021, and which in any case generally would be beyond our control); the outbreak of war or hostilities; NASH therapeutic company developments and/or FDA developments, regardless of whether occurring generally and/or specifically as to our clinical trials and development programs; industry-wide events; and the following events or developments:

•	the losses we may incur, including increased losses resulting from costs associated with increases in our clinical trial activity;

•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;

•	the progress and results of our clinical trials;

•	public or regulatory concern as to the safety and efficacy of NASH products developed by us or others or public safety generally; and

•	litigation.
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
Certain stockholders affiliated and associated with our officers and directors collectively own approximately 19.25% of our outstanding common stock as of December 31, 2021 and acting together, may have the ability to substantially affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

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
We expect that significant additional capital will be needed in the future to continue our planned operations. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In June 2021 we established a new
“at-the-market”
(“ATM”) program in the amount of $200 million. As of December 31, 2021, $159.2 million remained reserved and available for sale under this ATM program. We may, from time to time, issue and sell shares of our common stock under this ATM program to or through a sales agent up to established limits. To the extent we raise additional capital by issuing equity securities, through the ATM program or otherwise, our stockholders may experience substantial dilution. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Please see Note 6 within the Consolidated Financial Statements of this Annual Report on Form
10-K
for more details regarding potential sales of our common stock under the ATM program.
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted from a beneficial ownership standpoint and value may be diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
Sales of a significant number of shares of our common stock in the public markets or significant short sales of our common stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.
As of December 31, 2021, there were a number of investors or investor groups that held a significant beneficial ownership interest in our common stock, including: 2,037,140 shares of our outstanding common stock (the “Bay City Affiliate Holdings”) beneficially owned by Dr. Fred Craves, our Lead Director, which includes 1,511,782 shares beneficially owned by Bay City Capital LLC (“Bay City”); 1,251,619 shares of our outstanding common stock beneficially owned by Drs. Paul Friedman and Becky Taub (the “Friedman/Taub Holdings”), our Chairman and Chief Executive Officer and President of R&D and Chief Medical Officer, respectively; 1,969,797 shares of outstanding Series A Convertible Preferred stock, a common stock equivalent with no voting rights, that is convertible into shares of Common Stock on a
1-for-1
basis only to the extent that after giving effect to such conversion the holders thereof and their affiliates and any persons who are members of a Section 13(d) group with the holders or their affiliates would beneficially own (in the aggregate, for purposes of Rule
13d-3
under the Exchange Act) no more than 4.99% of the outstanding Common Stock (the “Beneficial Ownership

Limitation”); and 2,301,574 shares of our common stock issuable upon the exercise of outstanding stock options under our 2015 Stock Plan, as amended (the “Common Shares Underlying Our Stock Options”). The Bay City Affiliate Holdings and the Friedman/Taub Holdings collectively represent approximately 19.22% of our outstanding common stock as of December 31, 2021, and are capable of being sold directly (including by Bay City or its affiliated funds) or indirectly (following any future distribution to Bay City from affiliated funds, to Bay City fund limited partners, or by Bay City to its partners), and any material sale of such shares could significantly reduce the market price of our common stock and impair our ability to raise adequate capital. As of December 31, 2021, the 1,969,797 Common Shares Underlying Our Preferred Stock (disregarding the Beneficial Ownership Limitation and assuming the full conversion of all currently outstanding preferred shares) owned by entities affiliated with Baker Bros. Advisors LP and 1,499,213 additional shares of common stock directly owned by entities affiliated with Baker Bros. Advisors LP collectively represented beneficial ownership of approximately 19.9% of our common stock on an as converted basis (the “Baker Bros. Fully Converted Interest”). In addition, we have six institutional investors who have filed Schedule 13Gs (or amendments thereto) reflecting collective beneficial ownership, as of December 31, 2021, of approximately 34.8% of our outstanding common stock (“Our Other Shares Beneficially Owned by Institutional Investors”). Sales of a substantial number of shares of our common stock by one or more of the investors of groups listed above (such as the Common Shares Underlying Our Stock Options, the Bay City Affiliate Holdings, the Friedman/Taub Holdings, the Baker Bros. Fully Converted Interest, the Common Shares Underlying Our Stock Options, or Our Other Shares Beneficially Owned by Institutional Investors) or other equity-related securities in the public markets, could depress the market price of our common stock. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. See “Risk Factors; Risks Relating to Ownership of Our Common Stock
—
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
As of December 31, 2021, we leased our approximately 12,200 square-foot corporate headquarters facility located in West Conshohocken, Pennsylvania. We believe our facility is adequate for our current needs. This lease expires in November 2023. We plan to lease or acquire additional space as our business continues to grow. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.

Item 3.	Legal Proceedings
We currently are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Market Information
Our common stock has traded on the Nasdaq stock market under the symbol “MDGL” since July 25, 2016. Prior to July 25, 2016, our common stock was traded on the Nasdaq stock market under the symbol “SNTA.”
Holders
As of February 21, 2022, there were approximately 32 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock.
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

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and December 31, 2021, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2017 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.
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
The statements of operations data for the years ended December 31, 2021, 2020 and 2019 and the balance sheet data as of December 31, 2021 and 2020 have been derived from our audited financial statements included elsewhere in this Annual Report on
Form 10-K.
The statements of operations data for the year ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2019, 2018 and 2017 have been derived from our audited financial statements not included in this Annual Report on
Form 10-K.
The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and related notes to those statements included elsewhere in this Annual Report on
Form 10-K.

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Total revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	205,164	184,809	72,324	25,389	24,390
General and administrative	37,318	21,864	22,648	15,293	7,672

Total operating expenses	242,482	206,673	94,972	40,682	32,062

Loss from operations	(242,482)	(206,673)	(94,972)	(40,682)	(32,062)
Interest income (expense), net	363	4,329	11,024	7,671	558
Other income	273	100	—	200	350

Net loss	$(241,846)	$(202,244)	$(83,948)	$(32,811)	$(31,154)

Net loss per common share:
Basic and diluted net loss per common share	$(14.63)	$(13.09)	$(5.45)	$(2.22)	$(2.54)
Basic and diluted weighted average number of common shares outstanding	16,535,188	15,446,638	15,394,659	14,796,712	12,244,939

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$270,346	$284,149	$439,045	$483,718	$191,527
Total assets	273,332	286,995	442,056	485,428	192,313
Total liabilities	77,225	47,025	25,491	8,444	10,054
Accumulated deficit	(667,310)	(425,464)	(223,220)	(139,272)	(106,461)
Total stockholders’ equity	$196,107	$239,970	$416,565	$476,984	$182,259

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
About Madrigal Pharmaceuticals, Inc.
Our Focus
. We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutic candidates for the treatment of cardiovascular, metabolic, and liver diseases. Our lead product candidate, resmetirom, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or
THR-ß,
agonist being developed as a once-daily oral pill that can potentially be used to treat a number of disease states with high unmet medical need, including non-alcoholic
steatohepatitis, or NASH.
Our Patient Market Opportunity.
NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In the United States, NAFLD is estimated to affect approximately 25% of the population, and approximately 25% of those will progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 20 million people in the United States, or five to six percent of the adult population, with similar prevalence in Europe and Asia. The prevalence of NASH is also increasing in developing regions due to the adoption of a more sedentary lifestyle and a diet consisting of processed foods with high fat and fructose content.
Our Completed Studies.
For NASH, we enrolled 125 patients in a Phase 2 clinical trial with resmetirom. We achieved the
12-week
primary endpoint for this Phase 2 clinical trial and reported the results in December 2017, and we reported positive topline
36-week
results at the conclusion of the Phase 2 clinical trial in May 2018. We also completed a
36-week,
open-label extension study in 31 participating NASH patients from our Phase 2 clinical trial, which included 14 patients who received placebo in the main study. We also completed a 116 patient Phase 2 clinical trial and announced results in February 2018 for the use of resmetirom in patients with heterozygous familial hypercholesterolemia, or HeFH. In addition to the NASH and HeFH Phase 2 clinical trials, resmetirom has also been studied in multiple completed Phase 1 trials in a total of more than 300 subjects. Resmetirom was well-tolerated in these trials, which included a single ascending dose trial, a multiple ascending dose trial, several drug interaction studies, a multiple dose mass balance study, a single dose relative bioavailability study of tablet formulation versus capsule formulation, a multiple dose drug interaction study, a multiple dose drug interaction with food effect study, and a hepatic impairment study.
Our Ongoing and Planned Studies.
On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 200 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis are being randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for Subpart
H-accelerated
approval; the primary endpoint pertains to the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a
2-point
reduction in NAS (NAFLD Activity Score), and no worsening of fibrosis stage. Two key secondary endpoints are reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints. On June 30, 2021 we announced our achievement of the requisite enrollment of patients to support the planned Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to the US Food and Drug Administration (FDA). On December 18, 2019 the Company announced it had opened for enrollment
MAESTRO-NAFLD-1,
a
52-week,
non-invasive,
multi-center, double-blind, placebo-controlled Phase 3 clinical study of patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers. Secondary endpoints include LDL cholesterol, lipid biomarkers,
MRI-PDFF,
NASH and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study with resmetirom doses of 80 mg or 100 mg or placebo. In October 2020, we completed enrollment of the double-blind, placebo-controlled arms of the study. Enrollment objectives for this study have been exceeded, with approximately 1,300 patients enrolled overall. The
MAESTRO-NAFLD-1
study will help support the adequacy of the safety database at the time of NDA submission for Subpart H approval for treatment of NASH in patients with F2 or F3 fibrosis. On July 13, 2021 we announced first patient dosed in a planned
52-week
open label active treatment extension study of
MAESTRO-NAFLD-1,
named MAESTRO-NAFLD-Open Label Extension (OLE). The OLE study allows patients who complete
MAESTRO-NAFLD-1
to consent to 52 weeks of active treatment with resmetirom, making this treatment available to both patients who were assigned to placebo in
MAESTRO-NAFLD-1
and patients who were on resmetirom in
MAESTRO-NAFLD-1.
Key Developments
In January 2022, Madrigal announced topline results from the Phase 3
MAESTRO-NAFLD-1
safety study of resmetirom. Madrigal reported that resmetirom demonstrated statistical significance for primary and key secondary endpoints summarized above under “Business: Key Developments.”
COVID-19
Pandemic Effects on Madrigal
In April 2020 we announced that in response to guidance from regulatory agencies, measures for
COVID-19
at impacted sites were put in place for our Phase 3 MAESTRO-NASH and
MAESTRO-NAFLD-1
studies, allowing both studies to continue without changes to the protocol. Following a Data Monitoring Committee (DMC) meeting it was recommended that Phase 3 studies proceed without modification. The
COVID-19
pandemic had no material adverse impact on our operating results, our conduct of the
MAESTRO-NAFLD-1
study or our liquidity for previous periods. However,
COVID-19
did introduce clinical trial and operational risks and uncertainties that are both general in nature and relate specifically to our MAESTRO-NASH study. In addition, at the height of
COVID-19,
MAESTRO-NAFLD-1
double blind patients had an average of two missed visits and two dose interruptions, with the dose interruptions primarily related to third-parties. These risks and uncertainties, which are beyond our control, are summarized in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form
10-K.

Basis of Presentation
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased year over year in each of 2019, 2020, and 2021 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates
Completion dates and costs for our clinical development programs as well as our research program can vary significantly for each current and future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates at this point in time. We expect that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, our ability to enter into collaborative agreements with respect to programs or potential product candidates, as well as ongoing assessments as to each current or future product candidate’s commercial potential.
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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
Revenue
We did not generate any revenue during the years ended December 31, 2021 and 2020, respectively.
Operating Expenses
The following table provides comparative results of our operating expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,		Increase / (Decrease)
	2021	2020	$	%

Research and Development Expenses	$205,164	$184,809	20,355	11%
General and Administrative Expenses	37,318	21,864	15,454	71%
Interest (Income)	(363)	(4,329)	(3,966)	(92%)
Other (income)	(273)	(100)	173	173%

	$241,846	$202,244	39,602	20%
Research and Development Expense
Our research and development expenses were $205.2 million for the year ended December 31, 2021 compared to $184.8 million for the year ended December 31, 2020. Research and development expenses increased by $20.4 million in the 2021 period due primarily to the additional activities related to the Phase 3 clinical trials initiated in 2019, an increase in manufacturing costs to support ongoing clinical trials and to prepare for commercialization, and an increase in head count and related expenses. We expect our research and development expenses to increase over the next couple years as we advance our clinical and preclinical development programs for resmetirom and as we increase our research and development efforts in connection therewith.
General and Administrative Expense
Our general and administrative expenses were $37.3 million for the year ended December 31, 2021 compared to $21.9 million for the year ended December 31, 2020. General and administrative expenses increased by $15.5 million in the 2021 period due primarily to an increase in non-cash
stock compensation from stock option awards and increase in other general and administrative expenses. We expect our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our interest income was $0.4 million for the year ended December 31, 2021 compared to $4.3 million for the year ended December 31, 2020. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2021 and decreased interest rates.

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
Research and Development Expense
Our research and development expenses were $184.8 million for the year ended December 31, 2020 compared to $72.3 million for the year ended December 31, 2019. Research and development expenses increased by $112.5 million in the 2020 period due primarily to the additional activities related to the initiation of the Phase 3 clinical trial in NASH, including a payment due related to a milestone achieved under our agreement with Roche, an increase in head count, and an increase in non-cash
stock compensation from stock option awards. We expect our research and development expenses to increase over the next several years as we advance our clinical and preclinical development programs for resmetirom and as we increase our research and development efforts in connection therewith.
General and Administrative Expense
Our general and administrative expenses were $21.9 million for the year ended December 31, 2020 compared to $22.6 million for the year ended December 31, 2019. General and administrative expenses decreased by $0.8 million in the 2020 period due primarily to a decrease in non-cash
stock compensation from stock option awards, partially offset by increases in other general and administrative expenses. We expect our general and administrative expenses to increase over the next several years as we advance our clinical and preclinical development programs for resmetirom and continue operating as a public company, both of which will likely result in an increase in our headcount, consulting services, and certain overhead needed to support those efforts.
Interest Income
Our interest income was $4.3 million for the year ended December 31, 2020 compared to $11.0 million for the year ended December 31, 2019. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2020.
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
As of December 31, 2021, we had cash, cash equivalents and marketable securities totaling $270.3 million compared to $284.1 million as of December 31, 2020, with the decrease attributable to the funding of operations. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of December 31, 2021 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part I, Item 1A, “Risk Factors” of this Annual Report. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of a $200 million at-the-market
sales agreement entered into in June of 2021, with Cowen and Company, LLC (the “2021 Sales Agreement”), pursuant to which we may, from time to time, issue and sell shares of our common stock up to established limits. Additional capital may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Cash Flows
The following table summarizes our net cash flow activity (in thousands):

	Year ended December 31,
	2021	2020	2019

Net cash used in operating activities	$(183,917)	$(157,561)	$(41,624)
Net cash (used in) provided by investing activities	(5,055)	159,780	30,707
Net cash provided by financing activities	171,237	5,088	235

Net (decrease) increase in cash and cash equivalents	$(17,735)	$7,307	$(10,682)
Operating Activities
Net cash used in operating activities was $183.9 million, $157.6 million, and $41.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts. Net cash used in the year ended December 31, 2021 increased from prior years predominately due to escalated clinical trial related activity.

Investing Activities
Net cash used in investing activities was $5.1 million for the year ended December 31, 2021 and consisted primarily of $394.1 million of purchase of marketable securities for our investment portfolio, partially offset by $389.3 million from sales and maturities of marketable securities.
Net cash provided by investing activities was $159.8 million for the year ended December 31, 2020 and consisted primarily of $489.5 million from sales and maturities of marketable securities, partially offset by $329.3 million of purchases of marketable securities for our investment portfolio.
Net cash provided in investing activities was $30.7 million for the year ended December 31, 2019 and consisted primarily of $650.2 million from sales and maturities of marketable securities, partially offset by $619.3 million of purchase of marketable securities for our investment portfolio.
Financing Activities
Net cash provided by financing activities was $171.2 million for the year ended December 31, 2021 and consisted primarily of sales of our common stock under the 2020 and 2021 Sales Agreement with Cowen and Company, LLC and the exercise of stock options.
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
Contractual Obligations and Commercial Commitments
As of December 31, 2021, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	836	436	400	—	—

Total contractual Obligations	836	436	400	—	—

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
Inflation Risk
Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021, 2020 or 2019.

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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in its report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on
Form 10-K
because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2022 Proxy Statement, no later than April 30, 2022, and certain information to be included in the 2022 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference in our 2022 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this item regarding executive compensation is incorporated by reference in our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference in our 2022 Proxy Statement. In addition, information about our equity compensation plans is incorporated herein by reference to our 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions is incorporated by reference in our 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item regarding principal accounting fees and services is incorporated by reference in our 2022 Proxy Statement.

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

Item 15(a)(3)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

Item 15(b)	See Item 15(a)(3) above.

Item 15(c)	See Item 15(a)(2) above.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Agreement and Plan of Merger and Reorganization, dated April 13, 2016, by and among Synta Pharmaceuticals Corp., the Registrant and Saffron Merger Sub, Inc.		DEFA14A; Form 8-K (Exhibit 2.1)	4/14/2016	001-33277

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	3/31/2017	001-33277

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	6/21/2017	001-33277

3.3	Bylaws of the Registrant, as amended April 13, 2016.		DEFA14A; Form 8-K (Exhibit 3.1)	4/14/2016	001-33277

4.1	Description of Securities of the Registrant		Form 10-K (Exhibit 4.1)	2/26/20	001-33277

4.2	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	6/21/2017	001-33277
Equity Agreements

10.1	Sales Agreement, dated June 1, 2021, by and between Madrigal Pharmaceuticals, Inc. and Cowen and Company, LLC (concerning at-the-market offerings of Madrigal common stock).		Form 8-K (Exhibit 1.1)	6/1/2021	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

Agreements with Respect to Collaborations, Licenses, Research and Development

10.2	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.†		Form 10-Q (Exhibit 10.5)	11/14/2016	001-33277

Equity Compensation Plans

10.3*	Amended 2015 Stock Plan		Definitive Proxy Statement (Annex A)	4/30/2021	001-33277

10.4*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	3/31/2017	001-33277

10.5*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	3/31/2017	001-33277

10.6*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.13)	3/31/2017	001-33277

10.7*	Form of Restricted Stock Unit Agreement under Amended 2015 Stock Plan.		Form 10-Q (Exhibit 10.1)	5/10/2016	001-33277

10.8*	Non-Employee Director Equity Compensation Policy		Form 10-Q (Exhibit 10.1)	5/6/2021	001-33277

Agreements with Executive Officers and Directors

10.9*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.		Form 8-K (Exhibit 10.2)	7/22/2016	001-33277

10.10*	Letter Agreement, dated April 13, 2016, by and between the Company and Paul A. Friedman, M.D.		Form 8-K (Exhibit 10.3)	7/22/2016	001-33277

10.11*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	7/22/2016	001-33277

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

*	Indicates a management contract, compensatory plan or arrangement.
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

MADRIGAL PHARMACEUTICALS INC.

Date: February 24, 2022	By:	/s/ PAUL A. FRIEDMAN, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Paul A. Friedman, M.D., Alex G. Howarth and Brian J. Lynch, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact
and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact
and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Exchange Act, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2022

/s/ ALEX G. HOWARTH Alex G. Howarth	Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2022

/s/ REBECCA TAUB, M.D. Rebecca Taub, M.D.	Director	February 24, 2022

/s/ FRED B. CRAVES, PH.D. Fred B. Craves, Ph.D.	Director	February 24, 2022

/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 24, 2022

/s/ KEITH R. GOLLUST Keith R. Gollust	Director	February 24, 2022

/s/ DAVID MILLIGAN, PH.D. David Milligan, Ph.D.	Director	February 24, 2022

Signatures	Title	Date

/s/ RICHARD S. LEVY, M.D. Richard S. Levy, M.D.	Director	February 24, 2022

/s/ JAMES M. DALY James M. Daly	Director	February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Madrigal Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Madrigal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
Emphasis of Matter
As discussed in Note 3 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and plans to mitigate this matter are also described in Note 3.

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
Research and Development Costs
As described in Notes 2 and 5 to the consolidated financial statements, management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its preclinical studies and clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Total research and development costs incurred during the year ended December 31, 2021 were $205.2 million and research and development costs accrued were $38.3 million as of December 31, 2021.
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
February 24, 2022
We have served as the Company’s auditor since 2016.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$36,269	$54,004
Marketable securities	234,077	230,145
Prepaid expenses and other current assets	1,338	1,014

Total current assets	271,684	285,163
Property and equipment, net	851	1,047
Right-of-use asset	797	785

Total assets	$273,332	$286,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,380	$1,017
Accrued expenses	55,048	45,222
Lease liability	410	318

Total current liabilities	76,838	46,557
Long term liabilities:
Lease liability	387	468

Total long term liabilities	387	468

Total liabilities	77,225	47,025

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at December 31, 2021 and December 31, 2020; 1,969,797 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at December 31, 2021 and December 31, 2020; 17,103,395 and 15,508,146 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in-capital	863,495	665,385
Accumulated other comprehensive gain (loss)	(80)	47
Accumulated deficit	(667,310)	(425,464)

Total stockholders’ equity	196,107	239,970

Total liabilities and stockholders’ equity	$273,332	$286,995

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Total revenues	$—	$—	$—
Operating expenses:
Research and development	205,164	184,809	72,324
General and administrative	37,318	21,864	22,648

Total operating expenses	242,482	206,673	94,972

Loss from operations	(242,482)	(206,673)	(94,972)
Interest income	363	4,329	11,024
Other income	273	100	—

Net loss	$(241,846)	$(202,244)	$(83,948)

Net loss per common share:
Basic and diluted net loss per common share	$(14.63)	$(13.09)	$(5.45)
Basic and diluted weighted average number of common shares outstanding	16,535,188	15,446,638	15,394,659
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net Loss	$(241,846)	$(202,244)	$(83,948)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(127)	(169)	535

Comprehensive loss	$(241,973)	$(202,413)	$(83,413)

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,969,797	$—	15,409,023	$2	$616,573	$(319)	$(139,272)	$476,984
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	20,131	—	235	—	—	235
Compensation expense related to stock options for services	—	—	—	—	22,759	—	—	22,759
Unrealized gain on marketable securities	—	—	—	—	—	535	—	535
Net loss	—	—	—	—	—	—	(83,948)	(83,948)

Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	39,607	—	4,421	—	—	4,421
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	39,385	—	667	—	—	667
Compensation expense related to stock options for services	—	—	—	—	20,730	—	—	20,730
Unrealized loss on marketable securities	—	—	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	—	—	(202,244)	(202,244)

Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	1,584,169	—	170,207	—	—	170,207
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	11,080	—	1,030	—	—	1,030
Compensation expense related to stock options for services	—	—	—	—	26,873	—	—	26,873
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	(241,846)	(241,846)

Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net loss	$(241,846)	$(202,244)	$(83,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,873	20,730	22,759
Depreciation and amortization expense	405	471	112
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(325)	138	332
Accounts payable	20,363	(161)	(1,309)
Accrued expense	9,826	21,585	16,783
Accrued interest, net of interest received on maturity of investments	787	1,920	3,647

Net cash used in operating activities	(183,917)	(157,561)	(41,624)

Cash flows from investing activities:
Purchases of marketable securities	(394,120)	(329,342)	(619,303)
Sales and maturities of marketable securities	389,274	489,456	650,182
Purchases of property and equipment, net of disposals	(209)	(334)	(172)

Net cash provided by (used in) investing activities	(5,055)	159,780	30,707

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	170,207	4,421	—
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	1,030	667	235

Net cash provided by financing activities	171,237	5,088	235

Net increase (decrease) in cash and cash equivalents	(17,735)	7,307	(10,682)
Cash and cash equivalents at beginning of period	54,004	46,697	57,379

Cash and cash equivalents at end of period	$36,269	$54,004	$46,697

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$376	$451	$900
Purchases of property and equipment in accounts payable at period end	—	—	897
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, resmetirom, is being advanced for non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated two Phase 3 studies of resmetirom in NASH in 2019 that are ongoing. The Company announced certain topline results from the Phase 3
MAESTRO-NAFLD-1
safety study of resmetirom in January 2022.
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
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be other-

than-temporary on
available-for-sale
securities are reported as a component of interest income. To determine whether other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2021, 2020 and 2019, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2021, 2020 and 2019, the Company did not have any realized gains or losses on marketable securities.
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
As of December 31, 2021 and 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the years ended December 31, 2021, 2020 and 2019, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2021 and 2020, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Patents
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s statements of operations. Patent expenses were approximately $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2021, 2020 and 2019, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	As of December 31,
	2021	2020	2019
Common stock options	2,301,574	1,837,540	1,461,987
Unvested restricted common stock	0	0	0
Preferred stock	1,969,797	1,969,797	1,969,797
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
The Company has incurred losses since inception, including approximately $241.8 million for the year ended December 31, 2021, resulting in an accumulated deficit of approximately $667.3 million and $425.5 million as of December 31, 2021 and 2020, respectively. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock. The Company believes that its cash, cash equivalents and marketable securities at December 31, 2021 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31, 2021
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$18,877	$—	$—	$18,877
Money market funds (Level 1)	17,392	—	—	17,392

Total cash and cash equivalents	36,269	—	—	36,269
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	228,348	6	(66)	228,288
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,809	—	(20)	5,789

Total cash, cash equivalents and marketable securities	$270,426	$6	$(86)	$270,346

	December 31, 2020
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$716	$—	$—	$716
Money market funds (Level 1)	53,288	—	—	53,288

Total cash and cash equivalents	54,004	—	—	54,004
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	227,172	80	(36)	227,216
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	2,926	4	(1)	2,929

Total cash, cash equivalents and marketable securities	$284,102	$84	$(37)	$284,149

5. Accrued Liabilities
Accrued liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Contract research organization costs	$38,349	$31,646
Other clinical study related costs	3,957	3,901
Compensation and benefits	6,769	4,686
Professional fees	2,455	830
Other	3,518	4,159

Total accrued liabilities	$55,048	$45,222

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
As of December 31, 2021, 497,043 shares had been sold under the 2021 Sales Agreement for an aggregate of approximately $40.8 million in gross proceeds, with net proceeds to the Company of approximately

$39.8 million after deducting commissions and other transaction costs. As of December 31, 2021, $159.2 million remained reserved and available for sale under the 2021 Sales Agreement and the Company’s related prospectus supplement.
7. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which
equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of December 31, 2021, the Company had options outstanding to purchase 2,301,574 shares of its common stock. As of December 31, 2021, 1,661,293 shares were available for future issuance.
The following table summarizes stock option activity during the twelve months ended December 31, 2021:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2021	1,837,540	$71.80
Options granted	687,059	109.03
Options exercised	(11,080)	92.96
Options cancelled	(211,945)	114.34

Outstanding at December 31, 2021	2,301,574	$78.89	6.51	$62,566

Exercisable at December 31, 2021	1,432,144	$62.66	5.38	$60,932
The total cash received by the Company as a result of stock option exercises was $1.0 million, $0.7 million and $0.2 million for the years ended December 31, 2021, 2020, and 2019. The total intrinsic value of options exercised was $0.1 million $4.1 million and $2.2 million for the years ended December 31, 2021, 2020, and 2019. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2021, 2020 and 2019 was $ 73.29, $68.07, and $91.19, respectively.
Restricted Common Stock
The Company’s share-based compensation plan provides for awards of restricted shares of common stock to employees, officers, directors and consultants to the Company. Restricted stock awards are subject to forfeiture if employment or service terminates during the prescribed retention period. Restricted shares vest over the service period. There were no outstanding restricted shares or activity in 2021.

Stock-Based Compensation Expense
Stock-based compensation expense during the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense by type of award:
Stock options	$26,873	$20,730	$22,487
Restricted stock	—	—	272

Total stock-based compensation expense	$26,873	$20,730	$22,759

Effect of stock-based compensation expense by line item:
Research and development	$10,698	$8,833	$8,277
General and administrative	16,175	11,897	14,482

Total stock-based compensation expense included in net loss	$26,873	$20,730	$22,759

Unrecognized stock-based compensation expense on stock options as of December 31, 2021 was $48.9 million with a weighted average remaining period of 2.79 years.
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
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of December 31, 2021 was as follows (in thousand):

Operating Leases

2022	436
2023	400
Thereafter	—

Total minimum payments	$836
Less: imputed interest	39

Present value of lease liabilities	$797
As of December 31, 2021, the weighted average remaining operating lease term was 1.92 years and the weighted average discount rate used to determine the operating lease liabilities was 3.25%. Cash paid related to the lease liability was $0.4 and $0.3 million for years ended December 31, 2021 and 2020 respectively. Operating lease costs were $0.4 and $0.3 million for years ended December 31, 2021 and 2020 respectively. Rent, short term and variable leases costs were immaterial during the years ended December 31, 2021, 2020 and 2019.

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
Steatohepatitis (NASH), which triggered a $2 million milestone payment under the agreement. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the years ended December 31, 2021, 2020 and 2019.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.
10. Income Taxes
At December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $168.8 million available to reduce future taxable income, of which $40.4 million will expire between 2031 and 2037. The Company also has state operating loss carryforwards of approximately $157.5 million, available to reduce future taxable income, which expire between 2031 and 2041. The Company has unused federal research and development carryforwards of approximately $22.4 million which will begin to expire in 2031.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As there is no assurance of future taxable income, a full valuation allowance has been established to offset the deferred tax assets. The valuation allowance increased $79.3 million for the year ended December 31, 2021. Changes in the deferred tax asset will be recorded as an income tax benefit or expense on the accompanying consolidated statements of operations.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2021 there were no uncertain positions. The 2017 through 2021 tax returns are open to review by the IRS and state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2021.

Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Deferred Tax Liabilities
Unrealized gains on investments	$—	$14	$62

Total Deferred Tax Liabilities	$—	$14	$62

Deferred Tax Assets
Charitable contributions	$53	$51	$15
Accrued expenses	1,857	1,318	759
Intangibles	783	883	983
Stock compensation	24,335	16,812	10,943
Property, plant & equipment	80	68	13
Unrealized loss on investment	23	—	—
Net operating losses	47,864	27,933	17,635
Capitalized R&D	112,848	71,128	29,364
R&D credit	23,799	14,205	6,141

Total deferred tax assets before valuation allowance	211,642	132,398	65,853
Valuation allowance	(211,642)	(132,384)	(65,791)

Total deferred tax assets	—	14	62

Net deferred tax assets	$—	$—	$—

Differences between the effective income tax rate and the US statutory rate were as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Tax benefit at U.S. federal statutory rate	$(50,788)	$(42,471)	$(17,629)
Stock based compensation	—	(68)	(47)
Other nondeductible expenses	5	1	14
State income taxes benefit before valuation allowance, net of federal benefit	(19,622)	(16,580)	(6,613)
Increase in domestic valuation allowance	79,258	66,593	26,843
Research and development credit	(9,002)	(7,472)	(2,636)
Other adjustments	149	(3)	68

Income tax expense (benefit)	$—	$—	$—

11. Quarterly Financial Data (unaudited)
The following tables present a summary of quarterly results of operations for 2021 and 2020 (in thousands, except shares and per share data):

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	45,770	51,632	54,873	52,889
General and administrative	7,209	10,110	8,287	11,712

Total operating expenses	52,979	61,742	63,160	64,601

Loss from operations	(52,979)	(61,742)	(63,160)	(64,601)
Interest income	160	91	60	52
Other income	273	—	—	—

Net loss	$(52,546)	$(61,651)	$(63,100)	$(64,549)

Net loss per common share:
Basic and diluted net loss per common share	$(3.32)	$(3.72)	$(3.79)	$(3.78)
Basic and diluted weighted average number of common shares outstanding	15,840,401	16,571,322	16,639,776	17,074,543

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	33,400	44,688	53,292	53,429
General and administrative	4,605	5,639	5,494	6,126

Total operating expenses	38,005	50,327	58,786	59,555

Loss from operations	(38,005)	(50,327)	(58,786)	(59,555)
Interest income	1,870	1,204	823	432
Other income	—	100	—	—

Net loss	$(36,135)	$(49,023)	$(57,963)	$(59,123)

Net loss per common share:
Basic and diluted net loss per common share	$(2.34)	$(3.18)	$(3.75)	$(3.82)
Basic and diluted weighted average number of common shares outstanding	15,429,154	15,433,348	15,448,425	15,475,291