Form 10-Q
period 2022-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2022-05-09
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2022, the registrant had 17,103,395 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42,282	$36,269
Marketable securities	177,671	234,077
Prepaid expenses and other current assets	1,217	1,338

Total current assets	221,170	271,684
Property and equipment, net	796	851
Right-of-use asset	696	797

Total assets	$222,662	$273,332

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,780	$21,380
Accrued expenses	53,442	55,048
Lease liability	413	410

Total current liabilities	76,635	76,838
Long term liabilities:
Lease liability	283	387

Total long term liabilities	283	387

Total liabilities	76,918	77,225

Stockholders’ equity:

Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2022 and December 31, 2021; 1,969,797 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—

Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2022 and December 31, 2021; 17,103,395 and 17,103,395 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in-capital	870,972	863,495
Accumulated other comprehensive gain (loss)	(402)	(80)
Accumulated deficit	(724,828)	(667,310)

Total stockholders’ equity	145,744	196,107

Total liabilities and stockholders’ equity	$222,662	$273,332

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	47,929	45,770
General and administrative	9,658	7,209

Total operating expenses	57,587	52,979

Loss from operations	(57,587)	(52,979)
Interest income	69	160
Other income	—	273

Net loss	$(57,518)	$(52,546)

Net loss per common share:
Basic and diluted net loss per common share	$(3.36)	$(3.32)
Basic and diluted weighted average number of common shares outstanding	17,103,395	15,840,401
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021

Net Loss	$(57,518)	$(52,546)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(322)	(61)

Comprehensive loss	$(57,840)	$(52,607)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Compensation expense related to stock options for services	—	—	—	—	7,477	—	—	7,477
Unrealized gain on marketable securities	—	—	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	—	—	(57,518)	(57,518)

Balance at March 31, 2022	1,969,797	$—	17,103,395	$2	$870,972	$(402)	$(724,828)	$145,744

Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	550,803	—	66,616	—	—	66,616
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	4,250	—	478	—	—	478
Compensation expense related to stock options for services	—	—	—	—	6,096	—	—	6,096
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(52,546)	(52,546)

Balance at March 31, 2021	1,969,797	$—	16,063,199	$2	$738,575	$(14)	$(478,010)	$260,553

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(57,518)	$(52,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,477	6,096
Depreciation and amortization expense	107	113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	121	191
Accounts payable	1,400	3,379
Accrued expense	(1,606)	(1,147)
Accrued interest, net of interest received on maturity of investments	106	485

Net cash used in operating activities	(49,913)	(43,429)

Cash flows from investing activities:
Purchases of marketable securities	(37,567)	(93,722)
Sales and maturities of marketable securities	93,545	60,302
Purchases of property and equipment, net of disposals	(52)	(44)

Net cash provided by (used in) investing activities	55,926	(33,464)

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	66,616
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	—	478

Net cash provided by financing activities	—	67,094

Net increase (decrease) in cash and cash equivalents	6,013	(9,799)
Cash and cash equivalents at beginning of period	36,269	54,004

Cash and cash equivalents at end of period	$42,282	$44,205

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, resmetirom, is being advanced for non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated two Phase 3 studies of resmetirom in NASH in 2019 that are ongoing. The Company announced results from the Phase 3
MAESTRO-NAFLD-1
safety study of resmetirom in 2022.
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that we will have for the full year ending December 31, 2022 or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021.
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
The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether an other-than- temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2022 and 2021, the Company determined it did not have any securities that were other-than- temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2022 and 2021, the Company did not have any realized gains or losses on marketable securities.
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
As of March 31, 2022, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the three months ended March 31, 2022 and 2021, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2022 and December 31, 2021, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 21, 2022 and 2021, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021

Common stock options	2,878,399	2,193,915
Preferred stock	1,969,797	1,969,797
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
The Company has incurred losses since inception, including approximately $57.5 million for the three months ended March 31, 2022, resulting in an accumulated deficit of approximately $724.8 million as of March 31, 2022. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock. The Company believes that its cash, cash equivalents and marketable securities at March 31, 2022 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,238	$—	$—	$2,238
Money market funds (Level 1)	40,044	—	—	40,044

Total cash and cash equivalents	42,282	—	—	42,282
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	170,336	—	(366)	169,970
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	6,036	—	(12)	6,024
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	1,701	—	(24)	1,677

Total cash, cash equivalents and marketable securities	$220,355	$—	$(402)	$219,953

	December 31, 2021
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$18,877	$—	$—	$18,877
Money market funds (Level 1)	17,392	—	—	17,392
Total cash and cash equivalents	36,269	—	—	36,269
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	228,348	6	(66)	228,288
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,809	—	(20)	5,789

Total cash, cash equivalents and marketable securities	$270,426	$6	$(86)	$270,346

5. Accrued Liabilities
Accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Contract research organization costs	$42,168	$38,349
Other clinical study related costs	4,103	3,957
Compensation and benefits	2,715	6,769
Professional fees	2,343	2,455
Other	2,113	3,518

Total accrued liabilities	$53,442	$55,048

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
Preferred Stock
The Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) has a par value of $0.0001 per share and is convertible into shares of the Common Stock at a one-to-one
ratio, subject to adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 (the “Series A Certificate”). The terms of the Series A Preferred Stock are set forth in the Series A Certificate. Each share of the Series A Preferred Stock is convertible into shares of Common Stock following notice that may be given at the holder’s option. Upon any liquidation, dissolution or winding-up
of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A Preferred Stock upon liquidation, the holders of the Series A Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to-Common-Stock
basis) in the net assets of the Company. Shares of the Series A Preferred Stock will generally have no voting rights, except as required by law. Shares of the Series A Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the Common Stock) equal to the dividend payable on each share of the Common Stock, on an as-converted
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
Under the 2020 Sales Agreement the Company sold 1,126,733 shares for an aggregate of approximately $137.4 million in gross proceeds, with net proceeds to the Company of approximately $134.8 million after deducting commissions and other transaction costs. Of those shares sold, 1,087,126 were sold in 2021.
In June 2021, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) and had declared effective a new shelf registration statement on Form
S-3
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
As of March 31, 2022, 497,043 shares had been sold under the 2021 Sales Agreement for an aggregate of approximately $40.8 million in gross proceeds, with net proceeds to the Company of approximately $39.8 million after deducting commissions and other transaction costs. All of those shares were sold in 2021. As of March 31, 2022, $159.2 million remained reserved and available for sale under the 2021 Sales Agreement and the Company’s related prospectus supplement.
7. Stock-based Compensation
The Company’s 2015 Stock Plan, as amended, is our primary equity incentive compensation plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of March 31, 2022, the Company had options outstanding to purchase 2,878,399 shares of its common stock, which includes options outstanding under its prior incentive compensation plan, the 2006 Stock Plan. As of March 31, 2022,
1,084,468
shares were available for future issuance under the 2015 Stock Plan.
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares	Weighted average exercise price
Outstanding at January 1, 2022	2,301,574	$78.90
Options granted	613,425	85.80
Options cancelled	(36,600)	110.09

Outstanding at March 31, 2022	2,878,399	$79.96

Exercisable at March 31, 2022	1,525,599	$65.64
The total cash received by the Company as a result of stock option exercises was $0 million and $0.5 million, respectively, for the three months ended March 31, 2022 and 2021. The total intrinsic value of options exercised was $0 million and $0.1 million, respectively,

for the three months ended March 31, 2022 and 2021. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2022 and 2021 were $59.63 and $85.17, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense by type of award:
Stock options	$7,477	$6,096
Restricted stock	—	—

Total stock-based compensation expense	$7,477	$6,096

Effect of stock-based compensation expense by line item:
Research and development	$3,187	$2,637
General and administrative	4,290	3,459

Total stock-based compensation expense included in net loss	$7,477	$6,096

Unrecognized stock-based compensation expense on stock options as of March 31, 2022 was $74.2 million with a weighted average remaining period of 3.16 years.
8. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are payable upon Madrigal achieving specified objectives related to future regulatory approval in the United States and Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the three months ended March 31, 2022 and 2021.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.
9. Subsequent Event
In May 2022 the Company entered into a $250 million term loan facility with Hercules Capital, Inc. (“Hercules”). Under the terms of the loan agreement, $50 million was drawn at closing. The Company may also draw an additional $125 million in two separate tranches upon achievement of resmetirom clinical and regulatory milestones. An additional $75 million may be drawn by the Company, subject to the approval of Hercules. The loan facility has a floor interest rate of 7.45% and adjusts with future changes in the prime rate, subject to the floor rate.
The loan bears initial
 interest at a rate of 7.95%. The Company will pay interest-only for a period of 30 months, which may be extended to 60 months upon the achievement of certain milestones.
The loan matures in May 2026 and may be extended an additional year upon the achievement of certain milestones. Additional details of the loan agreement will be filed with the Securities and Exchange Commission on a Current Report on Form 8-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form

10-Q

includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “achieve,” “allow,” “anticipates,” “appear,” “be,” “believes,” “can,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “expectation,” “forecasts,” “future,” “goal,” “help,” “hopeful,” “inform,” “goal,” “intends,” “may,” “might,” “on track,” “planned,” “planning,” “plans,” “positions,” “potential,” “powers,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will be,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Quarterly Report relate to, among other things,

•	Anticipated or estimated future results, including the risks and uncertainties associated with our future operating performance and financial position,

•
Our possible or assumed future results of operations and expenses, business strategies and plans (including

ex-U.S.

launch/partnering plans), capital needs and financing plans, including incurrence of indebtedness and compliance with debt covenants under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., as agent and lender (“Hercules”), market trends, competitive position, industry environment and potential growth opportunities,

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

•	The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients,

•	Increases in cash operating expenses, including as we expand our resmetirom clinical development program and our commercial development program;

•	Ex-U.S. launch/partnering plans,

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
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment and trial conclusion uncertainties, generally and in relation to
COVID-19
shelter-in-place
and social distancing measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned or to obtain financings on terms similar to those we have arranged in the past; our ability to service our indebtedness and otherwise comply with our debt covenants; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on February 25, 2022, as updated by the risk factors discussed in Part II, Item 1A of this Quarterly Report on
Form 10-Q,
as well as in our other filings with the SEC. You should read the 2021 Annual Report on Form
10-K,
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
and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form
10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report, our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections contained in this Form 10-Q and our Annual Report on Form
10-K
for the year ended December 31, 2021. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.
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
arm of
MAESTRO-NAFLD-1,
and in January 2022 we announced that we achieved primary and secondary endpoints for the double-blind portion of
MAESTRO-NAFLD-1.
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

Our Ongoing and Planned Studies.
On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 230 sites in the United States and the rest of the world. Patients with liver biopsy confirmed NASH with stage 2 or 3 fibrosis are being randomized 1:1:1 to receive a single oral daily dose of placebo, resmetirom 80 mg or resmetirom 100 mg. A second liver biopsy at week 52 in the first 900 patients will be the basis of filing for accelerated approval under subpart H of applicable FDA regulations, which we refer to as subpart
H-accelerated
approval. Historically: the primary endpoint pertained to the percent of patients treated with either dose of resmetirom as compared with placebo who achieve NASH resolution on the week 52 liver biopsy, defined as the absence of hepatocyte ballooning (score=0), and minimal lobular inflammation (score
0-1),
associated with at least a
2-point
reduction in NAS (NAFLD Activity Score), and no worsening of fibrosis
stage; and two key secondary endpoints pertained to reduction in
LDL-cholesterol
and a
1-point
or more improvement in fibrosis stage on the week 52 biopsy with no worsening of NASH. In May 2022, the Company announced that it determined to move the 1-point fibrosis endpoint up the hierarchy in our MAESTRO-NASH trial to a primary endpoint along with NASH resolution, as dual primary endpoints. The dual primary endpoint design allows for a successful outcome of the study, which can be filed for subpart H approval, if either the NASH resolution or 1-point fibrosis reduction endpoint is met. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment currently is approximately 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints. On June 30, 2021 we announced our achievement of the requisite enrollment of patients to support the planned Subpart H (Accelerated Approval of
New
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

MAESTRO-NAFLD-1

and patients who were on resmetirom in

MAESTRO-NAFLD-1.
Key Developments
Additional Phase 3 MAESTRO-NAFLD-1 Data
In January, we announced that certain primary and key secondary endpoints from the double-blind, placebo-controlled, 969-patient MAESTRO-NAFLD-1 safety study were achieved; resmetirom was well-tolerated and provided significant reductions in liver fat, LDL-c and other atherogenic lipids vs. placebo.
In May of 2022, we announced additional data and results from the MAESTRO-NAFLD-1 safety study, as described below. Patients in the resmetirom 80 mg and 100 mg double-blind arms achieved reductions in ALT (p=0.002; <0.0001) relative to placebo. ALT increases ≥3 times the upper limit of normal occurred in 0.61% in the resmetirom 80 mg group, 0.31% in the 100 mg group and 1.6% of patients in the placebo group.
Treatment-emergent adverse events ≥ grade 3 in severity occurred in 7.6% of patients in the resmetirom 80 mg group, 9.0% in the 100 mg group and 9.1% in the placebo group. Withdrawals due to adverse events were 2.4% in the 80 mg group, 2.8% in the 100 mg group and 1.3% in the placebo group. GI-related adverse events (diarrhea, nausea) were increased relative to placebo at the initiation of therapy but not after the first few weeks.
FibroScan CAP (controlled attenuation parameter) scores reflective of hepatic fat were statistically significantly (p<0.0001) reduced in resmetirom arms as compared with placebo. FibroScan liver stiffness reductions were similar in the 100 mg open-label and double-blind arms. Responder analyses of FibroScan (vibration-controlled transient elastography (VCTE) reduction and % reduction from baseline comparing resmetirom 100 mg open-label and double-blind arms with placebo showed a significant increase in responders in resmetirom treatment arms (44% averaged across the arms) compared with placebo (25%); magnetic resonance elastography (MRE) responders as measured by kPa reduction were significantly greater in resmetirom-treated groups compared with placebo. Mean reduction in FibroScan VCTE in resmetirom double-blind patients was greater than placebo but not statistically significant.
MAESTRO-NASH Outcomes Study
In the next few months, we plan to initiate a second NASH outcomes study, MAESTRO-NASH Outcomes, a randomized double-blind placebo-controlled study in approximately 700 patients with early NASH cirrhosis to allow for non-invasive monitoring of progression to liver decompensation events. Several biomarker and imaging techniques will also be employed to assess correlates with disease progression. Ongoing open-label studies of more than 180 patients with well-compensated NASH cirrhosis (MAESTRO-NAFLD-1 open-label arm) support the potential of resmetirom in this patient population.
Term loan facility to support expansion of clinical development program and ramp-up

for potential resmetirom launch
We have secured a $250 million term loan facility with Hercules Capital, Inc (“Hercules”). The committed capital strengthens Madrigal’s balance sheet, providing an additional source of funding both to support the expanded clinical program and ramp-up

for a potential launch of resmetirom in the U.S.
Under the terms of the loan agreement, $50 million was drawn at closing. Madrigal may also draw an additional $125 million in two separate tranches upon achievement of resmetirom clinical and regulatory milestones. An additional $75 million may be drawn by Madrigal, subject to the approval of Hercules. The loan facility has a floor interest rate of 7.45% and adjusts with future changes in the prime rate, subject to the floor rate. The loan bears initial interest at a rate of 7.95%. We will pay interest-only for a period of 30 months, which may be extended to 60 months upon the achievement of certain milestones. The loan matures in May 2026 and may be extended an additional year upon the achievement of certain milestones. Additional details of the loan agreement will be filed with the Securities and Exchange Commission on a Current Report on Form

8-K.
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased period over period in each of 2022 and 2021 and we expect that our research and development expenses will increase in the future, including as a result of our planned MAESTRO-NASH Outcomes study discussed in –“Key Developments” above. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

Results of Operations
Three months Ended March 31, 2022 and 2021
The following table provides comparative unaudited results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2022	2021	$	%

Research and Development Expenses	$47,929	$45,770	2,159	5%
General and Administrative Expenses	9,658	7,209	2,449	34%
Interest (Income)	(69)	(160)	(91)	(57%)
Other (income)	—	(273)	(273)	(100%)

	$57,518	$52,546	4,972	9%
Revenue
We had no revenue for the three months ended March 31, 2022 and 2021.
Research and Development Expenses
Our research and development expenses were $47.9 million for the three months ended March 31, 2022, compared to $45.8 million in the corresponding period in 2021. Research and development expenses increased by $2.2 million in the 2022 period due primarily to the additional activities related to the Phase 3 clinical trials, increase in head count, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom, including as a result of our planned MAESTRO-NASH Outcomes study.
General and Administrative Expenses
Our general and administrative expenses were $9.7 million for the three months ended March 31, 2022, compared to $7.2 million in the corresponding period in 2021. General and administrative expenses increased by $2.4 million in the 2022 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.1 million for the three months ended March 31, 2022, compared to $0.2 million in the corresponding period in 2021. The decrease in interest income was due primarily to a lower average principal balance in our investment account in 2022.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities totaling $220.0 million compared to $270.3 million as of December 31, 2021, with the decrease attributable to the funding of operations. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of March 31, 2022 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part I, Item 1A, “Risk Factors” of our Annual Report for the year ended December 31, 2021. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of a $200 million at-the-market
sales agreement entered into in June of 2021, with Cowen and Company, LLC (the “2021 Sales Agreement”), pursuant to which we may, from time to time, issue and sell shares of our common stock up to established limits. We may also draw on additional tranches of debt under our $250 million term loan facility with Hercules based upon achievement of resmetirom clinical and regulatory milestones. Additional capital may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any additional debt financing may include covenants that restrict our business.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(49,913)	$(43,429)
Net cash provided by (used in) investing activities	55,926	(33,464)
Net cash provided by financing activities	—	67,094

Net increase (decrease) in cash and cash equivalents	$6,013	$(9,799)
Net cash used in operating activities was $49.9 million for the three months ended March 31, 2022, compared to $43.4 million for the corresponding period in 2021. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $55.9 million for the three months ended March 31, 2022, compared to $33.5 million used in for the corresponding period in 2021. Net cash provided by investing activities for the three months ended March 31, 2022 consisted of $93.5 million from sales and maturities of marketable securities, partially offset by $37.6 million used in purchases of marketable securities for our investment portfolio. Net cash used in investing activities for the three months ended March 31, 2021 consisted of $93.7 million of purchases of marketable securities for our investment portfolio, partially offset by $60.3 million from sales and maturities of marketable securities.
Net cash provided by financing activities was $0 million for the three months ended March 31, 2022, compared to $67.1 million for the corresponding period in 2021. Financing activities for the corresponding period in 2021 consisted of $66.6 million from net proceeds from issuances of stock under one of our At The Market (ATM) sales agreement and $0.5 million from the exercise of stock options.
Contractual Obligations and Commitments
No significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to market risk is confined to our cash, cash equivalents and marketable securities and loan facility. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government- sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with a duration in excess of twenty-four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the current risk profile of our investments, we believe that an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.
In May 2022 we entered into a loan facility that has an interest rate that is linked to the prime rate. We do not believe that we have any material exposure to interest rate risk given the current principal amount of the loan.
Capital Market Risk
We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price and the factors described in our “Cautionary Note Regarding Forward-Looking “Statements.” “Liquidity and Capital Resources” and “Risk Factors” disclosures included or referred to in this filing.
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
Except as set forth below, there have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “Annual Report”).
We plan to expand our development plan for resmetirom, and the changes we have made will lead to increased cost in the near term and may not have the benefits that we anticipate.
MAESTRO-NASH Outcomes is a clinical outcomes study we plan to initiate in patients with compensated cirrhosis, which is designed to unlock a broader market opportunity for resmetirom by addressing a major unmet need for patients at elevated risk of progressing to negative clinical outcomes; however, there is no certainty that the trial will be successful or, even if it is, will provide sufficient evidence to achieve this goal. As a result of this expansion of our resmetirom clinical development program, we also expect our cash operating expenses will increase over certain future periods compared to prior plans.
More generally, drug development has inherent risk, including with respect to the design of clinical trials. There is no certainty that our design for the MAESTRO-NASH Outcomes study will be sufficient to achieve the intended outcomes. Furthermore, we cannot be certain that any of our ongoing or future clinical trials will be successful, and any safety concerns observed in any one of our clinical trials could have an effect on our prospects for regulatory or label approval of our product candidates.
The risk factors related to clinical trials that are set forth in detail in the “Risk Factors” sections appearing in Part I, Item 1A of the Annual Report remain applicable and more generally apply to our planned MAESTRO-NASH Outcomes study.
Our Loan and Security Agreement contains restrictive and financial covenants that may limit our operating flexibility.
On May 6, 2022, we and our subsidiary, Canticle Pharmaceuticals, Inc. (“Canticle”) entered into the Loan Agreement with Hercules, providing for an aggregate of $250.0 million in term loans that will be available to us in four tranches subject to the conditions set forth in the Loan Agreement (collectively, the “Term Loans”). Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property. Until we have repaid such indebtedness, the Loan Agreement subjects us to various terms, conditions and covenants as described in the Loan Agreement Form 8-K filed with the SEC on May 6, 2022. These include financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Additionally, the Loan Agreement contains affirmative and restrictive financial covenants commencing on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves both a certain FDA approval for resmetirom and a revenue milestone (the “Minimum Cash Covenant”). The Loan Agreement also includes a revenue-based covenant (the “Revenue Covenant”) that could apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024; however, the Revenue Covenant will be waived at any time in which the Company maintains, as measured monthly (i) a certain level of cash, cash equivalents and liquid funds relative to outstanding Hercules debt or (ii) a market capitalization of at least $1.2 billion. The Revenue Covenant, as and when effective on or after November of 2024, would require the Company to maintain a minimum amount of trailing three-month net product revenue. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement and if pursued and secured by the Company, the terms of such additional debt could further restrict our operating and financial flexibility.
We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the Term Loans. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the Term Loans. In the event of a liquidation, the lender under the facility would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including the lender under the Term Loans, were first repaid in full.
Our failure to comply with the covenants or other terms of the Loan Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect our business.
Additionally, we may be required to repay the outstanding indebtedness under the loan if an event of default occurs under the Loan Agreement or, if applicable, any future debt facility. The Loan Agreement includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, and cross acceleration. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form
10-Q
are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: May 9, 2022	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Alex G. Howarth
Alex G. Howarth
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)