Form 10-Q
period 2022-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2022-08-04
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2022, the registrant had 17,103,395 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$53,272	$36,269
Marketable securities	158,494	234,077
Prepaid expenses and other current assets	2,780	1,338

Total current assets	214,546	271,684
Property and equipment, net	789	851
Right-of-use asset	1,057	797

Total assets	$216,392	$273,332

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,294	$21,380
Accrued expenses	71,836	55,048
Lease liability	879	410

Total current liabilities	84,009	76,838
Long term liabilities:
Loan payable, net of discount	48,670	—
Lease liability	178	387

Total long term liabilities	48,848	387

Total liabilities	132,857	77,225

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2022 and December 31, 2021; 1,969,797 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2022 and December 31, 2021; 17,103,395 shares issued and outstanding at June 30, 2022 and December 31, 2021	2	2
Additional paid-in-capital	879,538	863,495
Accumulated other comprehensive loss	(447)	(80)
Accumulated deficit	(795,558)	(667,310)

Total stockholders’ equity	83,535	196,107

Total liabilities and stockholders’ equity	$216,392	$273,332

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:

Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	58,499	51,632	106,428	97,402
General and administrative	11,774	10,110	21,432	17,319

Total operating expenses	70,273	61,742	127,860	114,721

Loss from operations	(70,273)	(61,742)	(127,860)	(114,721)
Interest income	323	91	392	251
Interest expense	(780)	—	(780)	—
Other income	—	—	—	273

Net loss	$(70,730)	$(61,651)	$(128,248)	$(114,197)

Net loss per common share:
Basic and diluted net loss per common share	$(4.14)	$(3.72)	$(7.50)	$(7.05)
Basic and diluted weighted average number of common shares outstanding	17,103,395	16,571,322	17,103,395	16,207,880
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Loss	$(70,730)	$(61,651)	$(128,248)	$(114,197)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(45)	29	(367)	(32)

Comprehensive loss	$(70,775)	$(61,622)	$(128,615)	$(114,229)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Compensation expense related to stock options for services	—	—	—	—	7,477	—	—	7,477
Unrealized loss on marketable securities	—	—	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	—	—	(57,518)	(57,518)

Balance at March 31, 2022	1,969,797	$—	17,103,395	$2	$870,972	$(402)	$(724,828)	$145,744
Compensation expense related to stock options for services	—	—	—	—	7,944	—	—	7,944
Unrealized loss on marketable securities	—	—	—	—	—	(45)	—	(45)
Issuance of warrants	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	—	(70,730)	(70,730)

Balance at June 30, 2022	1,969,797	$—	17,103,395	$2	$879,538	$(447)	$(795,558)	$83,535

Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	550,803	—	66,616	—	—	66,616
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	4,250	—	478	—	—	478
Compensation expense related to stock options for services	—	—	—	—	6,096	—	—	6,096
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(52,546)	(52,546)

Balance at March 31, 2021	1,969,797	$—	16,063,199	$2	$738,575	$(14)	$(478,010)	$260,553
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	536,323	—	63,541	—	—	63,541
Compensation expense related to stock options for services	—	—	—	—	8,179	—	—	8,179
Unrealized gain on marketable securities	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(61,651)	(61,651)

Balance at June 30, 2021	1,969,797	$—	16,599,522	$2	$810,295	$15	$(539,661)	$270,651

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:

Net loss	$(128,248)	$(114,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,421	14,275
Depreciation and amortization expense	217	202
Amortization of debt issuance costs and discount	178	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,442)	(1,208)
Accounts payable	(10,086)	50
Accrued expense	16,788	10,018
Accrued interest, net of interest received on maturity of investments	(101)	550

Net cash used in operating activities	(107,273)	(90,310)

Cash flows from investing activities:
Purchases of marketable securities	(116,496)	(224,071)
Sales and maturities of marketable securities	191,813	163,328
Purchases of property and equipment, net of disposals	(155)	(46)

Net cash provided by (used in) investing activities	75,162	(60,789)

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	130,157
Proceeds from the exercise of common stock options	—	478
Proceeds from issuance of loan payable	50,000	—
Payment of debt issuance costs	(886)	—

Net cash provided by financing activities	49,114	130,635

Net increase (decrease) in cash and cash equivalents	17,003	(20,464)
Cash and cash equivalents at beginning of period	36,269	54,004

Cash and cash equivalents at end of period	$53,272	$33,540

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$583	$376
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis (NASH), a liver disease with high unmet medical need. Madrigal’s lead candidate, resmetirom, is a once daily, oral, thyroid hormone receptor (THR)-ß selective agonist designed to target key underlying causes of NASH in the liver. Resmetirom is currently being evaluated in two Phase 3 clinical studies (MAESTRO-NASH and
MAESTRO-NAFLD-1)
designed to demonstrate multiple benefits in patients with NASH. The Company announced results from the Phase 3
MAESTRO-NAFLD-1
safety study of resmetirom in 2022.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether an other-than- temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the six months ended June 30, 2022 and 2021, the Company determined it did not have any securities that were other-than- temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the six months ended June 30, 2022 and 2021, the Company did not have any realized gains or losses on marketable securities.
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
As of June 30, 2022, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the six months ended June 30, 2022 and 2021, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2022 and December 31, 2021, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2022	2021

Common stock options	2,976,545	2,268,787
Preferred stock	1,969,797	1,969,797
Warrants	14,899	—
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
The Company has incurred losses since inception, including approximately $128.2 million for the six months ended June 30, 2022, resulting in an accumulated deficit of approximately $795.6 million as of June 30, 2022. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock. In addition, the Company entered into a Loan and Security Agreement (the “Loan
Facility
”)
with Hercules Capital, Inc.
and the several banks and other financial institutions or entities party thereto in May 2022
which provides
for an aggregate of up to $250.0 million in term loans, which will be available in four tranches, subject to the Company’s achievement of certain milestones. The first $50.0
million tranche was drawn at closing (see Note 6 – Long Term Debt). The Company believes that its cash, cash equivalents and marketable securities at June 30, 2022 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022
		Unrealized	Unrealized	Fair
	Cost	gains	losses	Value

Cash and cash equivalents:

Cash (Level 1)	$1,728	$—	$—	$1,728
Money market funds (Level 1)	37,809	—	—	37,809
Corporate debt securities due within 3 months of date of purchase (Level 2)	13,735	—	—	13,735

Total cash and cash equivalents	53,272	—	—	53,272
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	152,923	1	(431)	152,493
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	6,018	—	(17)	6,001

Total cash, cash equivalents and marketable securities	$212,213	$1	$(448)	$211,766

	December 31, 2021
		Unrealized	Unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:

Cash (Level 1)	$18,877	$—	$—	$18,877
Money market funds (Level 1)	17,392	—	—	17,392
Total cash and cash equivalents	36,269	—	—	36,269
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	228,348	6	(66)	228,288
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,809	—	(20)	5,789

Total cash, cash equivalents and marketable securities	$270,426	$6	$(86)	$270,346

5. Accrued Liabilities
Accrued liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021

Contract research organization costs	$57,288	$38,349
Other clinical study related costs	4,369	3,957
Compensation and benefits	3,577	6,769
Professional fees	3,959	2,455
Other	2,643	3,518

Total accrued liabilities	$71,836	$55,048

6. Long Term Debt
In May 2022 the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the
$250.0
million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first

$50.0
million tranche was drawn at closing. The Company may also draw up to an additional
$125.0
million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of
$75.0
million may be drawn by the Company, subject to the approval of Hercules.
The Loan Facility has a minimum interest rate of 7.45% and adjusts with changes in the prime rate.

The Company will pay interest-only monthly payments of accrued interest under the Loan Facility for a period of 30 months, which period may be extended to 36, 48, and 60 months upon the successive achievement of certain clinical and regulatory milestones and if the Company maintains compliance with applicable covenants. The Loan Facility matures in May 2026 and may be extended an additional year upon the achievement of certain clinical and regulatory milestones. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35%
of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares, which had a Black-Scholes value of $0.6 million. Additional details of the Loan Facility were filed with the Securities and Exchange Commission (“SEC”) on a Current Report on Form
8-K
on May 9, 2022 and the Loan and Security Agreement associated with the Loan Facility is included as an exhibit to this Quarterly Report on Form
10-Q.
The Loan Facility includes affirmative and restrictive financial covenants commencing on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves certain clinical milestones and a revenue milestone, and a revenue-based covenant that could apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.

As of June 30, 2022, the outstanding principal under the Loan Facility was $50.0 million. The interest rate as of June 30, 2022 was 8.70%. As of June 30, 2022, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of June 30, 2022 are as follows (in thousands):

Period Ending June 30, 2022:	Amount

2022 (remaining six months)	$2,196
2023	4,410
2024	9,338
Thereafter	50,782

$66,726
Less amount representing interest	(14,051)
Less unamortized discount	(4,005)

Loans payable, net of discount	$48,670

7. Stockholders’ Equity
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

As
 of June 30, 2022,
497,043
shares had been sold under the 2021 Sales Agreement for an aggregate of approximately $
40.8
 million in gross proceeds, with net proceeds to the Company of approximately $
39.8
 million after deducting commissions and other transaction costs. All of those shares were sold in 2021. As of June 30, 2022, $
159.2
 million remained reserved and available for sale under the 2021 Sales Agreement and the Company’s related prospectus supplement.
8. Stock-based Compensation
The Company’s 2015 Stock Plan, as amended, is our primary equity incentive compensation plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of June 30, 2022, the Company had options outstanding to purchase 2,976,545 shares of its common stock, which includes options outstanding under its prior incentive compensation plan, the 2006 Stock Plan. As of June 30, 2022, 986,322 shares were available for future issuance under the 2015 Stock Plan.
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares	Weighted average exercise price
Outstanding at January 1, 2022	2,301,574	$78.90
Options granted	736,395	83.35
Options cancelled	(61,424)	100.82

Outstanding at June 30, 2022	2,976,545	$79.54

Exercisable at June 30, 2022	1,669,315	$69.41
The total cash received by the Company as a result of stock option exercises was $0 million and $0.5 million, respectively, for the six months ended June 30, 2022 and 2021. The total intrinsic value of options exercised was $0 million and $0.1 million, respectively, for the six months ended June 30, 2022 and 2021. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2022 and 2021 were $55.84 and $78.34, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense during the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:

Stock options	$7,944	$8,179	$15,421	$14,275

Total stock-based compensation expense	$7,944	$8,179	$15,421	$14,275

Effect of stock-based compensation expense by line item:
Research and development	$3,301	$2,860	$6,488	$5,497
General and administrative	4,643	5,319	8,933	8,778

Total stock-based compensation expense included in net loss	$7,944	$8,179	$15,421	$14,275

Unrecognized
stock-based compensation expense on stock options as of June 30, 2022 was $70.0 million with a weighted average remaining period of 2.95 years.

9. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are payable upon Madrigal achieving specified objectives related to future regulatory approval in the United States and Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the six months ended June 30, 2022 and 2021.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “accelerate,” “achieve,” “allow,” “anticipates,” “appear,” “be,” “believes,” “can,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “expectation,” “forecasts,” “future,” “goal,” “help,” “hopeful,” “inform,” “intends,” “may,” “might,” “on track,” “planned,” “planning,” “plans,” “positions,” “potential,” “powers,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will be,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Quarterly Report relate to, among other things:

•	Anticipated or estimated future results, including the risks and uncertainties associated with our future operating performance and financial position;

•
Our possible or assumed future results of operations and expenses, business strategies and plans (including
ex-U.S.
launch/partnering plans), capital needs and financing plans, including incurrence of indebtedness and compliance with debt covenants under the Loan and Security Agreement with Hercules Capital, Inc., as agent and lender, market trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things;

•	Our ability to delay certain research activities and related clinical expenses as necessary;

•	Our clinical trials, including the anticipated timing of disclosure, presentations of data from, or outcomes from our trials,

•
Research and development activities, and the timing and results associated with the future development of our lead product candidate, resmetirom (formerly known as
MGL-3196),
including projected market size, sector leadership, and patient treatment estimates for non-alcoholic
steatohepatitis (“NASH”) and
non-alcoholic
fatty liver disease (“NAFLD”) patients;

•	The timing and completion of projected future clinical milestone events, including enrollment, additional studies, top-line data and open label projections;

•	Plans, objectives and timing for making a Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to FDA;

•	Projections or objectives for obtaining accelerated or full approval for resmetirom for non-cirrhotic NASH patients and NASH patients with compensated cirrhosis;

•
Our primary and key secondary study endpoints for resmetirom, and the potential for achieving such endpoints and projections, including NASH resolution, safety, fibrosis treatment, cardiovascular effects, and lipid treatment with resmetirom;

•
Optimal dosing levels for resmetirom and projections regarding potential NASH or NAFLD and potential patient benefits with resmetirom, including future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment, and/or biomarker effects with resmetirom;

•	The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients;

•	The potential for resmetirom to become the best-in-class and/or first-to-market treatment option for patients with NASH and liver fibrosis;

•	Anticipated or estimated future results of operations and expenses as we expand our resmetirom clinical development program and our commercial development program;

•	Ex-U.S. launch/partnering plans;

•	The ability to develop clinical evidence demonstrating the utility of non-invasive tools and techniques to screen and diagnose NASH and/or NAFLD patients;

•
The predictive power of liver fat reduction with resmetirom, as measured by non-invasive
tests, on NASH resolution and/or fibrosis reduction or improvement, and potential NASH or NAFLD patient risk profile benefits with resmetirom;

•	The predictive power of liver fat, liver volume changes, or MAST scores for NASH and/or NAFLD patients;

•	The predictive power of NASH resolution and/or liver fibrosis reduction or improvement with resmetirom using non-invasive tests, including the use of ELF, FibroScan, MRE and/or MRI-PDFF;

•	The predictive power of non-invasive tests generally, including for purposes of diagnosing NASH, monitoring patient response to resmetirom, or recruiting and conducting a NASH clinical trial;

•	Market demand for and acceptance of our products;

•	Research, development and commercialization of new products;

•	Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections;

•
Risks associated with meeting the objectives of our clinical studies, including, but not limited to our ability to achieve enrollment objectives concerning patient numbers (including an adequate safety database), outcomes objectives and/or timing objectives for our studies, any delays or failures in enrollment, the occurrence of adverse safety events, and the risks of successfully conducting trials that are substantially larger, and have patients with different disease states, than our past trials;

•
Risks related to the effects of resmetirom’s mechanism of action and our ability to accomplish our business and business development objectives and realize the anticipated benefit of any such transactions; and

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
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical development of resmetirom; enrollment and trial conclusion uncertainties, generally and in relation to
COVID-19
related measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned or to obtain financings on terms similar to those we have arranged in the past; our ability to service our indebtedness and otherwise comply with our debt covenants; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; limitations associated with early stage or non-placebo
controlled study data; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Form
10-K”),
as updated by the risk factors discussed in Part II, Item 1A of our Quarterly Report on
Form 10-Q
for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022 (the “1Q 2022 Form
10-Q”),
as well as in our other filings with the SEC. You should read the 2021 Form
10-K,
the 1Q 2022 Form
10-Q,
this Quarterly Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.
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
About Madrigal Pharmaceuticals, Inc.
Our Focus
. We are a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis (NASH), a liver disease with high unmet medical need. Our lead product candidate, resmetirom, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or
THR-ß,
agonist being developed as a once-daily oral pill that can potentially be used to treat NASH and a number of disease states with high unmet medical need.
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
Further
MAESTRO-NAFLD-1
data were presented at a hepatology medical congress in June of 2022.
MAESTRO-NAFLD-1
has completed the double-blind arms and an open-label 100 mg arm. An additional open-label active treatment arm in patients with early (well-compensated) NASH cirrhosis is ongoing.
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

52 biopsy with no worsening of NASH. In May 2022, the Company announced that it determined to move the
1-point
fibrosis endpoint up the hierarchy in our MAESTRO-NASH trial to a primary endpoint along with NASH resolution, as dual primary endpoints. The dual primary endpoint design allows for a successful outcome of the study, which can be filed for subpart H approval, if either the NASH resolution or
1-point
fibrosis reduction endpoint is met. Patients will continue in the study for a total of approximately 54 months, and will be evaluated for a composite clinical outcome including cirrhosis on liver biopsy, or a liver related event such as hepatic decompensation. The total anticipated enrollment currently is up to 2,000 patients, and will include up to 15% high risk F1 fibrosis stage NASH patients whose efficacy responses will be evaluated as exploratory endpoints. On June 30, 2021 we announced our achievement of the requisite enrollment of patients to support the planned Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to the US Food and Drug Administration (FDA).
On July 13, 2021 we announced first patient dosed in a planned
52-week
open label active treatment extension study of
MAESTRO-NAFLD-1,
named MAESTRO-NAFLD-Open Label Extension (OLE). The OLE study allows patients who complete
MAESTRO-NAFLD-1
to consent to 52 weeks of active treatment with resmetirom, making this treatment available to both patients who were assigned to placebo in
MAESTRO-NAFLD-1
and patients who were on resmetirom in
MAESTRO-NAFLD-1.
Key Developments
Additional Phase 3
MAESTRO-NAFLD-1
Data
In January 2022, we announced that certain primary and key secondary endpoints from the double-blind, placebo-controlled,
969-patient
MAESTRO-NAFLD-1
safety study were achieved; resmetirom was well-tolerated and provided significant reductions in liver fat,
LDL-c
and other atherogenic lipids vs. placebo.
In May 2022 and June 2022, we announced additional data and results from the
MAESTRO-NAFLD-1
safety study, as described below. Patients in the resmetirom 80 mg and 100 mg double-blind arms achieved reductions in ALT (p=0.002; <0.0001) relative to placebo. ALT increases ≥3 times the upper limit of normal occurred in 0.61% in the resmetirom 80 mg group, 0.31% in the 100 mg group and 1.6% of patients in the placebo group.
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
We expect that a positive outcome in MAESTRO-NASH Outcomes could support the full approval of resmetirom for noncirrhotic NASH, and could potentially accelerate the timeline to full approval. In addition, this study has the potential to broaden the label for resmetirom to include NASH patients with compensated cirrhosis.
Loan Facility to support expansion of clinical development program and ramp-up
for potential resmetirom launch
We secured a $250 million Loan Facility (“Loan Facility”) with Hercules Capital, Inc (“Hercules”) in May 2022. The committed capital strengthens our balance sheet, providing an additional source of funding both to support the expanded clinical program and ramp-up
for a potential launch of resmetirom in the U.S.

Under the terms of the loan agreement, $50 million was drawn at closing. We may also draw up to an additional $125 million in two separate tranches upon achievement of resmetirom clinical and regulatory milestones. An additional $75 million may be drawn by us, subject to the approval of Hercules. The loan facility has a minimum interest rate of 7.45% and adjusts with changes in the prime rate. We will pay interest-only for a period of 30 months, which may be extended to 60 months upon the achievement of certain clinical and regulatory milestones. The loan matures in May 2026 and may be extended an additional year upon the achievement of certain clinical and regulatory milestones. Additional details of the Loan Facility were filed with the Securities and Exchange Commission (“SEC”) on a Current Report on Form
8-K
on May 9, 2022 and the Loan and Security Agreement associated with the Loan Facility is included as an exhibit to this Quarterly Report on Form
10-Q.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2022, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.
Results of Operations
Three months Ended June 30, 2022 and 2021
The following table provides comparative unaudited results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021	$	%

Research and Development Expenses	$58,499	$51,632	6,867	13%
General and Administrative Expenses	11,774	10,110	1,664	16%
Interest (Income)	(323)	(91)	232	255%
Interest Expense	780	—	780	100%

	$70,730	$61,651	9,079	15%
Revenue
We had no revenue for the three months ended June 30, 2022 and 2021.
Research and Development Expenses
Our research and development expenses were $58.5 million for the three months ended June 30, 2022, compared to $51.6 million in the corresponding period in 2021. Research and development expenses increased by $6.9 million in the 2022 period due primarily to the additional activities related to our Phase 3 clinical trials, an increase in head count, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $11.8 million for the three months ended June 30, 2022, compared to $10.1 million in the corresponding period in 2021. General and administrative expenses increased by $1.7 million in the 2022 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income
Our net interest income was $0.3 million for the three months ended June 30, 2022, compared to $0.1 million in the corresponding period in 2021. The increase in interest income was due primarily to higher interest rates in 2022.
Interest Expense
Our interest expense was $0.8 million for the three months ended June 30, 2022, compared to $0 million in the corresponding period in 2021. The increase in interest expense was as a result of the Loan Facility we entered into with Hercules during the second quarter of 2022.
Six months Ended June 30, 2022 and 2021
The following table provides comparative unaudited results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021	$	%

Research and Development Expenses	$106,428	$97,402	9,026	9%
General and Administrative Expenses	21,432	17,319	4,113	24%
Interest (Income)	(392)	(251)	141	56%
Interest Expense	780	—	780	100%
Other (income)	—	(273)	(273)	(100%)

	$128,248	$114,197	14,051	12%
Revenue
We had no revenue for the six months ended June 30, 2022 and 2021.
Research and Development Expenses
Our research and development expenses were $106.4 million for the six months ended June 30, 2022, compared to $97.4 million in the corresponding period in 2021. Research and development expenses increased by $9.0 million in the 2022 period due primarily to the additional activities related to our Phase 3 clinical trials, an increase in head count, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.
General and Administrative Expenses
Our general and administrative expenses were $21.4 million for the six months ended June 30, 2022, compared to $17.3 million in the corresponding period in 2021. General and administrative expenses increased by $4.1 million in the 2022 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our net interest income was $0.4 million for the six months ended June 30, 2022, compared to $0.3 million in the corresponding period in 2021. The increase in interest income was due primarily to higher interest rates in 2022.

Interest Expense
Our interest expense was $0.8 million for the six months ended June 30, 2022, compared to $0 million in the corresponding period in 2021. The increase in interest expense was as a result of the Loan Facility we entered into with Hercules during the second quarter of 2022.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of debt, the issuance of shares of our common stock and shares of our preferred stock, and the proceeds from our 2016 merger transaction. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates. We also are required to make repayments of interest and principal on our Loan Facility with Hercules, as described below.
As of June 30, 2022, we had cash, cash equivalents and marketable securities totaling $211.8 million compared to $270.3 million as of December 31, 2021, with the decrease attributable to the funding of operations, partially offset by $50.0 million drawn at closing in May 2022 from the Loan Facility with Hercules. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity. The Company believes that its cash, cash equivalents, marketable securities at June 30, 2022 will be sufficient to fund operations over the next twelve months.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of June 30, 2022 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein, and this outlook takes into account circumstances that are currently reasonably foreseeable in connection with the
COVID-19
pandemic. For a description of
COVID-19
pandemic risks, including risks and uncertainties beyond our control, see Part I, Item 1A, “Risk Factors” of our Annual Report for the year ended December 31, 2021. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of a $200 million at-the-market
sales agreement entered into in June of 2021, with Cowen and Company, LLC (the “2021 Sales Agreement”), pursuant to which we may, from time to time, issue and sell shares of our common stock up to established limits. We may also draw on additional tranches of debt under our $250 million Loan Facility with Hercules based upon achievement of resmetirom clinical and regulatory milestones. Additional capital may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any additional debt financing may include covenants that restrict our business.
Loan Facility
On May 9, 2022, we and our wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company may also draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million may be drawn by the Company, subject to the approval of Hercules.
The Loan Facility has a minimum interest rate of 7.45% and adjusts with changes in the prime rate. The Company will pay interest-only monthly payments of accrued interest under the Loan Facility for a period of 30 months, which period may be extended to 36, 48, and 60 months upon the successive achievement of certain clinical and regulatory milestones and if the Company maintains compliance with applicable financial covenants. The Loan Facility matures in May 2026 and may be extended an additional year upon the achievement of certain clinical and regulatory milestones.
As of June 30, 2022, the outstanding principal under the Loan Facility was $50.0 million. The interest rate as of June 30, 2022 was 8.70%. Please see “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
for information on the Loan Facility.

Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(107,273)	$(90,310)
Net cash provided by (used in) investing activities	75,162	(60,789)
Net cash provided by financing activities	49,114	130,635

Net increase (decrease) in cash and cash equivalents	$17,003	$(20,464)
Net cash used in operating activities was $107.3 million for the six months ended June 30, 2022, compared to $90.3 million for the corresponding period in 2021. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash
charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $75.2 million for the six months ended June 30, 2022, compared to $60.8 million used in for the corresponding period in 2021. Net cash provided by investing activities for the six months ended June 30, 2022 consisted of $191.9 million from sales and maturities of marketable securities, partially offset by $116.5 million used in purchases of marketable securities for our investment portfolio. Net cash used in for the corresponding period in 2021 consisted of $224.1 million of purchases of marketable securities for our investment portfolio, partially offset by $163.3 million from sales and maturities of marketable securities.
Net cash provided by financing activities was $49.1 million for the six months ended June 30, 2022, compared to $130.7 million for the corresponding period in 2021. Financing activities for the six months ended June 30,2022 consisted of $50.0 million from issuance of the Loan Facility, partially offset by $0.9 million of loan issuance costs. Net cash provided for the corresponding period in 2021 consisted of $130.2 million from net proceeds from issuances of common stock under an At The Market (ATM) sales agreement and $0.5 million from the exercise of stock options.
Contractual Obligations and Commitments
Except for the future minimum payments due on the Loan Facility with Hercules set forth in “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q,
no significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2022, as compared to those disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.
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
There have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on February 22, 2022 (the “Annual Report”) as updated by Part II, Item 1A in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form
10-Q
are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Form of Warrant Agreement, dated May 9, 2022, between Madrigal Pharmaceuticals, Inc. and Hercules Capital, Inc. and affiliates.					X

10.1#	Loan and Security Agreement, dated May 9, 2022, by and among Madrigal Pharmaceuticals, Inc., Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 4, 2022	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Alex G. Howarth
Alex G. Howarth
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)