Form 10-Q
period 2022-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2022-11-03
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2022, the registrant had 17,103,395 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,340	$36,269
Marketable securities	93,852	234,077
Prepaid expenses and other current assets	3,920	1,338

Total current assets	157,112	271,684
Property and equipment, net	701	851
Right-of-use asset	831	797

Total assets	$158,644	$273,332

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,562	$21,380
Accrued expenses	79,598	55,048
Lease liability	760	410

Total current liabilities	98,920	76,838
Long term liabilities:
Loan payable, net of discount	48,983	—
Lease liability	71	387

Total long term liabilities	49,054	387

Total liabilities	147,974	77,225

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2022 and December 31, 2021; 1,969,797 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2022 and December 31, 2021; 17,103,395 and 17,103,395 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in-capital	887,660	863,495
Accumulated other comprehensive loss	(237)	(80)
Accumulated deficit	(876,755)	(667,310)

Total stockholders’ equity	10,670	196,107

Total liabilities and stockholders’ equity	$158,644	$273,332

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	68,271	54,873	174,699	152,275
General and administrative	12,141	8,287	33,573	25,606

Total operating expenses	80,412	63,160	208,272	177,881

Loss from operations	(80,412)	(63,160)	(208,272)	(177,881)
Interest income	717	60	1,109	311
Interest expense	(1,502)	—	(2,282)	—
Other income	—	—	—	273

Net loss	$(81,197)	$(63,100)	$(209,445)	$(177,297)

Net loss per common share:
Basic and diluted net loss per common share	$(4.75)	$(3.79)	$(12.25)	$(10.84)
Basic and diluted weighted average number of common shares outstanding	17,103,395	16,639,776	17,103,395	16,353,428
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss	$(81,197)	$(63,100)	$(209,445)	$(177,297)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	210	(11)	(157)	(43)

Comprehensive loss	$(80,987)	$(63,111)	$(209,602)	$(177,340)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Compensation expense related to stock options for services	—	—	—	—	7,477	—	—	7,477
Unrealized loss on marketable securities	—	—	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	—	—	(57,518)	(57,518)

Balance at March 31, 2022	1,969,797	$—	17,103,395	$2	$870,972	$(402)	$(724,828)	$145,744
Compensation expense related to stock options for services	—	—	—	—	7,944	—	—	7,944
Unrealized loss on marketable securities	—	—	—	—	—	(45)	—	(45)
Hercules warrant	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	—	(70,730)	(70,730)

Balance at June 30, 2022	1,969,797	$—	17,103,395	$2	$879,538	$(447)	$(795,558)	$83,535
Compensation expense related to stock options for services	—	—	—	—	8,122	—	—	8,122
Unrealized loss on marketable securities	—	—	—	—	—	210	—	210
Net loss	—	—	—	—	—	—	(81,197)	(81,197)

Balance at September 30, 2022	1,969,797	$—	17,103,395	$2	$887,660	$(237)	$(876,755)	$10,670

Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	550,803	—	66,616	—	—	66,616
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	4,250	—	478	—	—	478
Compensation expense related to stock options for services	—	—	—	—	6,096	—	—	6,096
Unrealized loss on marketable securities	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(52,546)	(52,546)

Balance at March 31, 2021	1,969,797	$—	16,063,199	$2	$738,575	$(14)	$(478,010)	$260,553
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	536,323	—	63,541	—	—	63,541
Compensation expense related to stock options for services	—	—	—	—	8,179	—	—	8,179
Unrealized gain on marketable securities	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(61,651)	(61,651)

Balance at June 30, 2021	1,969,797	$—	16,599,522	$2	$810,295	$15	$(539,661)	$270,651
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	260,164	—	21,092	—	—	21,092

Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	525	—	8	—	—	8
Compensation expense related to stock options for services	—	—	—	—	6,241	—	—	6,241
Unrealized loss on marketable securities	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(63,100)	(63,100)

Balance at September 30, 2021	1,969,797	$—	16,860,211	$2	$837,636	$4	$(602,761)	$234,881

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(209,445)	$(177,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,543	20,517
Depreciation and amortization expense	338	299
Amortization of debt issuance costs and discount	491	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,582)	(2,799)
Accounts payable	(2,818)	9,401
Accrued expense	24,550	13,279
Accrued interest, net of interest received on maturity of investments	(419)	734

Net cash used in operating activities	(166,342)	(135,866)

Cash flows from investing activities:
Purchases of marketable securities	(130,693)	(339,371)
Sales and maturities of marketable securities	271,180	318,769
Purchases of property and equipment, net of disposals	(188)	(96)

Net cash provided by (used in) investing activities	140,299	(20,698)

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	151,249
Proceeds from the exercise of common stock options	—	485
Proceeds from issuance of loan payable	50,000	—
Payment of debt issuance costs	(886)	—

Net cash provided by financing activities	49,114	151,734

Net increase (decrease) in cash and cash equivalents	23,071	(4,830)
Cash and cash equivalents at beginning of period	36,269	54,004

Cash and cash equivalents at end of period	$59,340	$49,174

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$583	$376
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income. Realized gains and losses and declines in value, if any, that the Company judges to be other-than-temporary on available-for-sale
securities are reported as a component of interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the nine months ended September 30, 2022 and 2021, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the nine months ended September 30, 2022 and 2021, the Company did not have any realized gains or losses on marketable securities.
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
As of September 30, 2022, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the nine months ended September 30, 2022 and 2021, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2022 and December 31, 2021, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the nine months ended September 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of unvested restricted common stock, common stock issuable upon the exercise of stock options, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Common stock options	3,026,163	2,254,629
Preferred stock	1,969,797	1,969,797
Warrants	14,899	—
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
The Company has incurred losses since inception, including approximately $209.4 million for the nine months ended September 30, 2022, resulting in an accumulated deficit of approximately $876.8 million as of September 30, 2022. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock. In addition, the Company entered into a Loan and Security Agreement (the “Loan Facility”) with Hercules Capital, Inc. and the several banks and other financial institutions or entities party thereto in May 2022 which provides for an aggregate of up to $250.0 million in term loans, which will be available in four tranches, subject to the Company’s achievement of certain milestones and conditions. The first $50.0 million tranche was drawn at closing of the Loan Facility (see Note 6 – Long Term Debt). The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company believes it has the ability to delay certain clinical and pre-commercialization activities and related expenses if necessary due to liquidity concerns until a date when those concerns are relieved. If the
Company is unable to obtain funding, the Company: could be forced to delay, reduce or eliminate some or all of its clinical studies or pre-commercialization
efforts, which could adversely affect its business prospects; could adversely affect liquidity; and could affect the Company’s ability to maintain compliance with covenants under the Loan Facility.
In accordance with ASC
205-40,
Going Concern (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based upon current operating plans and the Company’s cash, cash equivalents and marketable securities totaling $153.2
million as of September 30, 2022, the Company expects, that such resources will not be sufficient to fund our operating expenses and capital requirements through the one year anniversary of the filing of this Quarterly Report on Form

10-Q.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40. Under ASC
205-40,
management may not consider the potential for future capital raises through debt or equity financings, collaborations, partnerships or other strategic transactions, or management plans to reduce costs that are not considered probable within the meaning of such accounting standards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$18,228	$—	$—	$18,228
Money market funds (Level 1)	26,413	—	—	26,413
Corporate debt securities due within 3 months of date of purchase (Level 2)	14,699	—	—	14,699

Total cash and cash equivalents	59,340	—	—	59,340
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	93,493	—	(237)	93,256
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	596	—	—	596

Total cash, cash equivalents and marketable securities	$153,429	$—	$(237)	$153,192

	December 31, 2021
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$18,877	$—	$—	$18,877
Money market funds (Level 1)	17,392	—	—	17,392

Total cash and cash equivalents	36,269	—	—	36,269
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	228,348	6	(66)	228,288
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,809	—	(20)	5,789

Total cash, cash equivalents and marketable securities	$270,426	$6	$(86)	$270,346

5. Accrued Liabilities
Accrued liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Contract research organization costs	$60,548	$38,349
Other clinical study related costs	8,084	3,957
Compensation and benefits	5,049	6,769
Professional fees	2,855	2,455
Other	3,062	3,518

Total accrued liabilities	$79,598	$55,048

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
The Loan Facility has a minimum interest rate of 7.45% and adjusts with changes in the prime rate. The Company will pay interest-only monthly payments of accrued interest under the Loan Facility for a period of 30 months, which period may be extended to 36, 48, and 60 months upon the successive achievement of certain clinical and regulatory milestones and if the Company maintains compliance with applicable covenants. The Loan Facility matures in May 2026 and may be extended an additional year upon the achievement of certain clinical and regulatory milestones. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of
 $0.6 million.
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
The Loan Facility contains event of default provisions for: the Company’s failure to make required payments or maintain compliance with covenants under the Loan Facility; the Company’s breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting the Company;
and
any circumstance which has occurred or could reasonably be expected to have a material adverse effect on the Company, provided that, any failure to achieve a clinical milestone or approval milestone under the Loan Facility shall not in and of itself constitute a material adverse effect.
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
As of September 30, 2022, the outstanding principal under the Loan Facility was $50.0 million. The interest rate as of September 30, 2022 was 10.20%. As of September 30, 2022, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of September 30, 2022 are as follows (in thousands):

Period Ending September 30, 2022:	Amount
2022 (remaining three months)	$1,267
2023	5,171
2024	10,043
Thereafter	51,378

$67,859
Less amount representing interest	(15,184)
Less unamortized discount	(3,692)

Loans payable, net of discount	$48,983

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
As of September 30, 2022, 497,043 shares had been sold under the 2021 Sales Agreement for an aggregate of approximately $40.8 million in gross proceeds, with net proceeds to the Company of approximately $39.8 million after deducting commissions and other transaction costs. All of those shares were sold in 2021. As of September 30, 2022, $159.2 million remained reserved and available for sale under the 2021 Sales Agreement and the Company’s related prospectus supplement.
8. Stock-based Compensation
The Company’s 2015 Stock Plan, as amended, is our primary equity incentive compensation plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of September 30, 2022, the Company had options outstanding to purchase 3,026,163 shares of its common stock, which includes options outstanding under its prior incentive compensation plan, the 2006 Stock Plan. As of September 30, 2022, 936,704 shares were available for future issuance under the 2015 Stock Plan.
The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares	Weighted average exercise price
Outstanding at January 1, 2022	2,301,574	$78.90
Options granted	809,745	82.11
Options cancelled	(85,156)	101.61

Outstanding at September 30, 2022	3,026,163	$79.11

Exercisable at September 30, 2022	1,746,699	$70.94
The total cash received by the Company as a result of stock option exercises was $0 million and $0.5 million, respectively, for the nine months ended September 30, 2022 and 2021. The total intrinsic value of options exercised was $0 million and $0.1 million, respectively, for the nine months ended September 30, 2022 and 2021. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2022 and 2021 were $55.14 and $75.71, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense during the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:
Stock options	$8,122	$6,241	$23,543	$20,517

Total stock-based compensation expense	$8,122	$6,241	$23,543	$20,517

Effect of stock-based compensation expense by line item:
Research and development	$3,596	$2,622	$10,084	$8,120
General and administrative	4,526	3,619	13,459	12,397

Total stock-based compensation expense included in net loss	$8,122	$6,241	$23,543	$20,517

Unrecognized stock-based compensation expense on stock options as of September 30, 2022 was $64.2 million with a weighted average remaining period of 2.80 years.
9. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are payable upon Madrigal achieving specified objectives related to future regulatory approval in the United States and Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the nine months ended September 30, 2022 and 2021.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the Phase 3 clinical trials.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “accelerate,” “achieve,” “allow,” “anticipates,” “appear,” “be,” “believe,” “believes,” “can,” “continue,” “could,” “demonstrates,” ”design,” “estimates,” “expects,” “expectation,” “forecasts,” “future,” “goal,” “help,” “hopeful,” “inform,” “intends,” “may,” “might,” “on track,” “planned,” “planning,” “plans,” “positions,” “potential,” “powers,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will be,” “will achieve,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Quarterly Report relate to, among other things:

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

•

Our historic operating costs and financial resources at September 30, 2022 indicate substantial doubt exists related to our ability to continue as a going concern under ASC 205-40 without the completion of future debt or equity financings, collaborations, partnerships or other strategic transactions; absent completion of a financing transaction to address such shortfall on acceptable terms when needed, the Company could be subjected to the adverse effects described in this document under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources;”

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

•	Our ability to address the unmet needs of patients suffering from NASH with significant fibrosis;

•	The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients;

•	The potential for resmetirom to become the best-in-class and/or first-to-market treatment option for patients with NASH and liver fibrosis;

•	Anticipated or estimated future results of operations and expenses as we expand our resmetirom clinical development program and our commercial development program;

•	Ex-U.S. launch/partnering plans;

•	The ability to develop clinical evidence demonstrating the utility of non-invasive tools and techniques to screen and diagnose NASH and/or NAFLD patients;

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical and commercial development of resmetirom; enrollment and trial outlook uncertainties, generally, based on blinded, locked or limited trial data and in relation to COVID-19 related measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned, continue as a going concern and to obtain financings on terms similar to those we have arranged in the past; our ability to service our indebtedness and otherwise comply with our debt covenants; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; limitations associated with early stage or non-placebo controlled study data; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Form 10-K”), as updated by the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022 (the “1Q 2022 Form 10-Q”), as well as in our other filings with the SEC. You should read the 2021 Form 10-K, the 1Q 2022 Form 10-Q, this Quarterly Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report under “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

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

MAESTRO-NASH Outcomes Study

In August 2022, we initiated a second NASH outcomes study, MAESTRO-NASH Outcomes, a randomized double-blind placebo-controlled study in approximately 700 patients with early NASH cirrhosis to allow for non-invasive monitoring of progression to liver decompensation events. Several biomarker and imaging techniques will also be employed to assess correlates with disease progression. Ongoing open-label studies of more than 180 patients with well-compensated NASH cirrhosis (MAESTRO-NAFLD-1 open-label arm) support the potential of resmetirom in this patient population.

We expect that a positive outcome in MAESTRO-NASH Outcomes could support the full approval of resmetirom for non-cirrhotic NASH, and could potentially accelerate the timeline to full approval. In addition, this study has the potential to broaden the label for resmetirom to include NASH patients with compensated cirrhosis.

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

Under the terms of the Loan Facility, $50 million was drawn at closing. We may also draw up to an additional $125 million in two separate tranches upon achievement of resmetirom clinical and regulatory milestones and conditions. An additional $75 million may be drawn by us, subject to the approval of Hercules. The Loan Facility has a minimum interest rate of 7.45% and adjusts with changes in the prime rate. We will pay interest-only for a period of 30 months, which may be extended to 60 months upon the achievement of certain clinical and regulatory milestones. The loan matures in May 2026 and may be extended an additional year upon the achievement of certain clinical and regulatory milestones.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased period over period in each of 2022 and 2021 and we expect that our research and development expenses will increase in the future, including as a result of our MAESTRO-NASH Outcomes study discussed in –“Key Developments” above. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

Results of Operations

Three months Ended September 30, 2022 and 2021

The following table provides comparative unaudited results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021	$	%
Research and Development Expenses	$68,271	$54,873	13,398	24%
General and Administrative Expenses	12,141	8,287	3,854	47%
Interest (Income)	(717)	(60)	657	1095%
Interest Expense	1,502	—	1,502	100%

	$81,197	$63,100	18,097	29%

Revenue

We had no revenue for the three months ended September 30, 2022 and 2021.

Research and Development Expenses

Our research and development expenses were $68.3 million for the three months ended September 30, 2022, compared to $54.9 million in the corresponding period in 2021. Research and development expenses increased by $13.4 million in the 2022 period due primarily to the additional activities related to our Phase 3 clinical trials, an increase in head count, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses

Our general and administrative expenses were $12.1 million for the three months ended September 30, 2022, compared to $8.3 million in the corresponding period in 2021. General and administrative expenses increased by $3.9 million in the 2022 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $0.7 million for the three months ended September 30, 2022, compared to $0.1 million in the corresponding period in 2021. The increase in interest income was due primarily to higher interest rates in 2022.

Interest Expense

Our interest expense was $1.5 million for the three months ended September 30, 2022, compared to $0 million in the corresponding period in 2021. The increase in interest expense was as a result of the Loan Facility we entered into with Hercules during the second quarter of 2022.

Nine months Ended September 30, 2022 and 2021

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021	$	%
Research and Development Expenses	$174,699	$152,275	22,424	15%
General and Administrative Expenses	33,573	25,606	7,967	31%
Interest (Income)	(1,109)	(311)	798	257%
Interest Expense	2,282	—	2,282	100%
Other (income)	—	(273)	(273)	(100%)

	$209,445	$177,297	32,148	18%

Revenue

We had no revenue for the nine months ended September 30, 2022 and 2021.

Research and Development Expenses

Our research and development expenses were $174.7 million for the nine months ended September 30, 2022, compared to $152.3 million in the corresponding period in 2021. Research and development expenses increased by $22.4 million in the 2022 period due primarily to the additional activities related to our Phase 3 clinical trials, an increase in head count, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses

Our general and administrative expenses were $33.6 million for the nine months ended September 30, 2022, compared to $25.6 million in the corresponding period in 2021. General and administrative expenses increased by $8.0 million in the 2022 period due primarily to increases in commercial preparation activities, including a corresponding increase in head count, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $1.1 million for the nine months ended September 30, 2022, compared to $0.3 million in the corresponding period in 2021. The increase in interest income was due primarily to higher interest rates in 2022.

Interest Expense

Our interest expense was $2.3 million for the nine months ended September 30, 2022, compared to $0 million in the corresponding period in 2021. The increase in interest expense was as a result of the Loan Facility we entered into with Hercules during the second quarter of 2022.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of capital stock and also from Loan Facility and the proceeds from our 2016 merger transaction. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates. We also are required to make repayments of interest and principal on our Loan Facility with Hercules, as described below.

As of September 30, 2022, we had cash, cash equivalents and marketable securities totaling $153.2 million compared to $270.3 million as of December 31, 2021, with this decrease attributable to the funding of operations, partially offset by $50.0 million drawn at closing in May 2022 from the Loan Facility with Hercules. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. Subject to the considerations noted below, our rate of cash usage will likely increase in the future, in particular to support our product development and pre-commercialization efforts. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, we will need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. This includes, but is not limited to, the use of a $200 million at-the-market sales agreement entered into in June of 2021, with Cowen and Company, LLC (the “2021 Sales Agreement”), pursuant to which we may, from time to time, issue and sell shares of our common stock up to established limits. We may also draw on additional tranches of debt under our $250 million Loan Facility with Hercules based upon achievement of resmetirom clinical and regulatory milestones and conditions. However, there is no assurance that additional capital and financing will be available on terms acceptable to us, or at all. See “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2021 and in Part II, Item I.A of our quarterly report on Form 10-Q for the period ended March 31, 2022, which includes a description of the risks related to our liquidity requirements, financial position and need for capital. In addition, if such capital or financing is available, any sales of additional equity securities may result in dilution to our stockholders, and any additional debt financing may include covenants that restrict our business.

Based upon our current operating plans, and the Company’s cash, cash equivalents and marketable securities totaling $153.2 million as of September 30, 2022, the Company expects, that such resources will not be sufficient to fund our operating expenses and capital requirements through the one year anniversary of the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern under ASC 205-40. While management currently believes this shortfall can be addressed by future financings and capital issuances, or by delaying certain clinical studies or pre-commercialization expenses if necessary, under the requirements of ASC 205-40, management may not consider in its assessment of the Company’s ability to meet its obligations for the next twelve months the potential for future capital raises through debt or equity financings, collaborations, partnerships or other strategic transactions, or management plans to reduce costs that are not considered probable under these accounting standards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The inability of the Company to obtain sufficient funds on acceptable terms when needed: could have a material adverse effect on the Company’s business, results of operations and financial condition; could result in the Company delaying, reducing or eliminating some or all of its research and development programs, clinical studies or pre-commercialization efforts; could adversely affect the Company’s business prospects; and could affect the Company’s ability to maintain compliance with covenants under the Loan Facility. Although the Company has been successful in raising capital and financing in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

Loan Facility

On May 9, 2022, we and our wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company may also draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones and conditions. A fourth tranche of $75.0 million may be drawn by the Company, subject to the approval of Hercules.

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

As of September 30, 2022, the outstanding principal under the Loan Facility was $50.0 million. The interest rate as of September 30, 2022 was 10.20%. Please see “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on the Loan Facility.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(166,342)	$(135,866)
Net cash provided by (used in) investing activities	140,299	(20,698)
Net cash provided by financing activities	49,114	151,734

Net increase (decrease) in cash and cash equivalents	$23,071	$(4,830)

Net cash used in operating activities was $166.3 million for the nine months ended September 30, 2022, compared to $135.9 million for the corresponding period in 2021. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash provided by investing activities was $140.3 million for the nine months ended September 30, 2022, compared to $20.7 million used in for the corresponding period in 2021. Net cash provided by investing activities for the nine months ended September 30, 2022 consisted of $271.2 million from sales and maturities of marketable securities, partially offset by $130.7 million used in purchases of marketable securities for our investment portfolio. Net cash used in for the corresponding period in 2021 consisted of $339.4 million of purchases of marketable securities for our investment portfolio, partially offset by $318.8 million from sales and maturities of marketable securities.

Net cash provided by financing activities was $49.1 million for the nine months ended September 30, 2022, compared to $151.7 million for the corresponding period in 2021. Financing activities for the nine months ended September 30,2022 consisted of $50.0 million from issuance of the Loan Facility, partially offset by $0.9 million of loan issuance costs. Net cash provided by for the corresponding period in 2021 consisted of $151.2 million from net proceeds from issuances of common stock under an At The Market (ATM) sales agreement and $0.5 million from the exercise of stock options.

Contractual Obligations and Commitments

Except for the future minimum payments due on the Loan Facility with Hercules set forth in “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

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

In May 2022 we entered into a Loan Facility, which has an interest rate that is linked to the prime rate. We do not believe that we have any material exposure to interest rate risk given the current principal amount of the loan.

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

There have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022 as updated by Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 9, 2022.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 3, 2022	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Alex G. Howarth
Alex G. Howarth
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)