Form 10-K
period 2022-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2023-02-23
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 202
2
 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $984,861,131. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2023, the registrant had 18,138,012 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III,
Items 10-14
of this
Form 10-K
is incorporated by reference to the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this
Form 10-K,
provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this
Form 10-K
to be filed within such
120-day
period.

Auditor Firm Id: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Philadelphia, Pennsylvania

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “accelerate,” “achieve,” “allow,” “anticipates,” “appear,” “be,” “believes,” “can,” “continue,” “could,” “demonstrates,” “design,” “estimates,” “expectation,” “expects,” “forecasts,” “future,” “goal,” “help,” “hopeful,” “inform,” “informed,” “intends,” “may,” “might,” “on track,” “planned,” “planning,” “plans,” “positions,” “potential,” “powers,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “will be,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Annual Report relate to, among other things,

•	Anticipated or estimated future results, including the risks and uncertainties associated with our future operating performance and financial position,

•

Our possible or assumed future results of operations and expenses, business strategies and plans (including ex-U.S. launch/partnering plans), capital needs and financing plans, including incurrence of indebtedness and compliance with debt covenants under the Loan and Security Agreement with Hercules Capital, Inc., as agent and lender, market trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things,

•	Our ability to delay certain research activities and related clinical expenses as necessary,

•

Our projected resources and sufficiency of capital to fund our operating expenses through the projected commercial launch of resmetirom, assuming Food and Drug Administration (“FDA”) approval is obtained;

•	Our clinical trials, including the anticipated timing of disclosure, presentations of data from, or outcomes from our trials,

•

Research and development activities, and the timing and results associated with the future development of our lead product candidate, resmetirom (formerly known as MGL-3196), including projected market size, sector leadership, and patient treatment estimates for non-alcoholic steatohepatitis (“NASH”) and nonalcoholic fatty liver disease (“NAFLD”) patients,

•	The timing and completion of projected future clinical milestone events, including enrollment, additional studies, top-line data and open label projections,

•	Resmetirom’s potential to be a cost-effective specialty therapy for NASH patients with significant liver fibrosis,

•	Plans, objectives and timing for making a Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to the FDA,

•

Projections or objectives for obtaining accelerated or full approval for resmetirom for NASH patients with significant fibrosis (or non-cirrhotic NASH patients) and NASH patients with compensated cirrhosis,

•

Our primary and key secondary study endpoints for resmetirom, and the potential for achieving such endpoints and projections, including NASH resolution, safety, fibrosis treatment, cardiovascular effects and lipid treatment with resmetirom,

•

Optimal dosing levels for resmetirom and projections regarding potential NASH or NAFLD and potential patient benefits with resmetirom, including future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment and/or biomarker effects with resmetirom,

•	Our ability to address the unmet needs of patients suffering from NASH with significant fibrosis,

•	The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients,

•	The potential for resmetirom to become the best-in-class and/or first-to-market treatment option for patients with NASH and liver fibrosis;

•	Anticipated or estimated future results of operations and expenses as we expand our resmetirom clinical development program and our commercial development program;

•	Ex-U.S. launch/partnering plans,

•	The ability to develop clinical evidence demonstrating the utility of non-invasive tools and techniques to screen and diagnose NASH and/or NAFLD patients,

•

The predictive power of liver fat reduction with resmetirom, as measured by non-invasive tests, on NASH resolution and/or fibrosis reduction or improvement, and potential NASH or NAFLD patient risk profile benefits with resmetirom,

•	The predictive power of liver fat, liver volume changes or MAST scores for NASH and/or NAFLD patients,

•	The predictive power of NASH resolution and/or liver fibrosis reduction with resmetirom or improvement using non-invasive tests, including the use of ELF, FibroScan, MRE and/or MRI-PDFF,

•	The predictive power of non-invasive tests generally, including for purposes of diagnosing NASH, monitoring patient response to resmetirom, or recruiting and conducting a NASH clinical trial,

•	Market demand for and acceptance of our products,

•	Research, development and commercialization of new products,

•	The potential for resmetirom to be an effective treatment for other disease indications,

•	Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections,

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

•	our continued reliance on third-party contract manufacturers for the manufacture of our product candidates, including resmetirom,

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

Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical and commercial development of resmetirom; enrollment and trial outlook uncertainties, generally, based on blinded, locked or limited trial data and in relation to COVID-19-related measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned or to obtain financings on terms similar to those we have arranged in the past; our ability to service our indebtedness and otherwise comply with our debt covenants; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; limitations associated with early stage or non-placebo controlled study data; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report, as well as in our other filings with the SEC. You should read this Annual Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.

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

Risks Relating to our Business

•

We have limited operating history, we have incurred significant operating losses since inception and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

•

Our business depends on the success of resmetirom, which is still in clinical development and has not completed a pivotal outcomes trial. If we are unable to obtain regulatory approval for and successfully commercialize resmetirom, or we experience significant delays in doing so, our business will be materially harmed.

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

•	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

•	We may not be able to protect our intellectual property rights throughout the world.

Risks Relating to Our Financial Position and Need for Capital

•	If we fail to obtain the capital necessary to fund all of our planned operations, we may be unable to successfully develop and commercialize resmetirom and other future product candidates.

•	Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code.

Risks Relating to our Indebtedness

•	Our Loan and Security Agreement contains restrictive and financial covenants that may limit our operating flexibility.

•

Our failure to comply with the covenants or other terms of the Loan Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect our business

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

Executive Overview

Our Focus. We are a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis, or NASH. Our lead product candidate, resmetirom, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill for the treatment of NASH.

Our Patient Market Opportunity. NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In the United States, NAFLD is estimated to affect approximately 25% of the population, and approximately 25% of those will progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 22 million people in the United States by 2024, with similar prevalence in Europe and Asia. The prevalence of NASH is also increasing in developing regions due to the adoption of a more sedentary lifestyle and a diet consisting of processed foods with high fat and fructose content.

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

On December 18, 2019 the Company announced it had opened for enrollment MAESTRO-NAFLD-1, a 52-week, non-invasive, multi-center, double-blind, placebo-controlled Phase 3 clinical study of patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers. Secondary endpoints include LDL cholesterol, lipid biomarkers, MRI-PDFF, NASH and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study (discussed below under “—Our Ongoing and Planned Studies”), with resmetirom doses of 80 mg or 100 mg or placebo. Enrollment objectives for this study were exceeded, with approximately 1,300 patients enrolled overall. The MAESTRO-NAFLD-1 study will help support the adequacy of the safety database at the time of NDA submission for Subpart H approval for treatment of patients with NASH with fibrosis. In November of 2021, we reported data from the open label non-cirrhotic arm of MAESTRO-NAFLD-1, and in January 2022 we announced that we achieved primary and secondary endpoints for the double-blind portion of MAESTRO-NAFLD-1, as summarized in “- Key Developments” below.

Our Ongoing and Planned Studies. On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 220 sites in the United States and the rest of the world. MAESTRO-NASH is a multicenter, randomized, double-blind, placebo-

controlled Phase 3 study of resmetirom in patients with liver biopsy-confirmed NASH and was initiated in March 2019. The subpart H portion of the study enrolled more than 1,000 patients with biopsy-proven NASH (at least half with F3 (advanced) fibrosis, the remainder F2 or F1B (moderate fibrosis) with a few earlier F1 patients), randomized 1:1:1 to receive once-daily resmetirom 80 mg, resmetirom 100 mg, or placebo. After 52 weeks of treatment, a second liver biopsy is performed. The dual primary surrogate endpoints on biopsy are NASH resolution with ≥2-point reduction in NAS (NAFLD Activity Score), and with no worsening of fibrosis OR a 1-point decrease in fibrosis with no worsening of NAS. Achievement of either primary endpoint is considered a successful trial outcome. A key secondary endpoint is lowering of LDL-C. All patients enrolled in the MAESTRO-NASH study (up to 2,000 in total) continue on therapy after the initial 52-week treatment period for up to 54 months to accrue and measure hepatic clinical outcome events including progression to cirrhosis on biopsy (52 weeks and 54 months) and hepatic decompensation events, as well as all-cause mortality. In December 2022, we reported topline results from the subpart H portion of the study: resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo, as summarized in “- Key Developments” below.

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

In August 2022, Madrigal initiated MAESTRO-NASH-OUTCOMES, a randomized double-blind placebo-controlled study in approximately 700 patients with early NASH cirrhosis to allow for noninvasive monitoring of progression to liver decompensation events. A positive outcome is expected to support the full approval of resmetirom for noncirrhotic NASH, potentially accelerating the timeline to full approval. In addition, this study has the potential to support an additional indication for resmetirom in patients with well-compensated NASH cirrhosis.

The following chart summarizes the status of our product candidate development programs for resmetirom:

Key Developments

MAESTRO-NASH TRIAL. In December 2022, Madrigal announced topline results from the pivotal Phase 3 MAESTRO-NASH biopsy study of resmetirom. Madrigal reported that resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo.

Patients meeting eligibility requirements for MAESTRO-NASH were randomized 1:1:1 to receive resmetirom 80 mg, resmetirom 100 mg, or placebo taken orally once daily. Baseline characteristics in the 966 randomized patients in the primary analysis NASH population (ITT, safety population) were balanced across treatment arms and include age 57 (10) (mean (SD)), female 56%, white 89%, Hispanic 21%, BMI 36 (7) kg/m2, type 2 diabetes 67%, hypertension 78%, dyslipidemia 71%, hypothyroidism 13%, FibroScan, kilopascals (kPa) 13 (7), CAP 348 (38), MRI-PDFF 18% (7), FIB-4 1.4 (0.7), ALT 55 (32) IU, AST 41 (23) IU, LDL 99 (40) mg/dL, triglycerides 188 (132) mg/dL, hemoglobin A1C 6.6 (1) %, ELF 9.8 (0.9). Medications included 49% on statins, 14% on GLP-1 agonists, 14% on SGLT2 inhibitors. Baseline liver biopsy fibrosis scores included F3 (~60%), F2 (~35%), F1B (~5%) (primary analysis population) with 84% with NAS ≥5 based on independent primary glass slide reads of the entire study by two central pathologists.

A second biopsy was conducted after 52 weeks of treatment for assessment of the dual primary endpoints. The primary efficacy analysis assessed histological response at 52 weeks in 955 patients with biopsy-confirmed NASH with fibrosis (modified intent-to-treat (mITT) population) that excluded 11 ITT patients who had their Week 52 biopsy after Week 60 due to COVID-related reasons per regulatory guidelines. Patients without a second biopsy due to early study discontinuation or missing liver biopsy (~17% across treatment arms) were included and considered as non-responders in the primary efficacy analyses (mITT). The compliance to treatment was high and minimally impacted by COVID-19 pandemic restrictions.

Dual Primary Endpoints (52 Weeks) and Key Secondary Endpoint (24 weeks)

Primary Endpoint	Resmetirom 80 mg (n=316)	p-value	Resmetirom 100 mg (n=321)	p-value	Placebo (n=318)
NASH resolution (ballooning o, inflammation 0,1) with ≥2-point reduction in NAS and no worsening of fibrosis	26%	<0.0001	30%	<0.0001	10%
≥-stage improvement in fibrosis with no worsening of NAS	24%	0.0002	26%	<0.0001	14%

Key Secondary Endpoint
LDL-C lowering (24 weeks)	-12%	<0.0001	-16%	<0.0001	1%

All biopsies were read independently by two central pathologists. Each pathologist’s scores showed a similar statistically significant magnitude of response at both doses for both liver biopsy endpoints. Biopsy endpoints were achieved independent of baseline fibrosis stage or diabetes status, including similar statistical significance and magnitude of effect at both doses in subgroups of F2, F3, and F2/F3 patients. Other secondary liver biopsy endpoints that were achieved at both doses include ≥2 point reduction in NAS with no worsening of fibrosis, ≥2 point reduction in NAS with ≥1-stage improvement in fibrosis, NASH resolution (with ≥2 point reduction in NAS) with ≥1-stage improvement in fibrosis, and a 2-stage reduction in fibrosis without worsening of NAS.

Multiple secondary endpoints were achieved, including statistically significant reduction from baseline in liver enzymes (ALT, AST and GGT). Reductions in atherogenic lipids and lipoproteins, fibrosis biomarkers and imaging tests (MRI-PDFF, CAP and liver stiffness measures) were observed in resmetirom treatment arms as compared with placebo. MAESTRO-NASH included many biomarker and imaging assessments that may be used in real world clinical practice to identify appropriate patients for treatment and monitor response to resmetirom, if approved.

Resmetirom was safe and well-tolerated at both the 80 mg and 100 mg doses. The frequency of serious adverse events (SAEs) was similar across treatment arms: 11.8%, 12.7% and 12.1% for the 80 mg, 100 mg, and placebo groups, respectively. The rate of study discontinuation for adverse events was low: 2.8%, 7.7% and 3.7% for the 80 mg, 100 mg and placebo groups, respectively. SAEs occurred at expected rates based on the patient population.

Consistent with previous Phase 2 and Phase 3 data, the most common adverse events reported with greater frequency in the resmetirom groups versus placebo were an excess of generally mild and transient diarrhea at the beginning of therapy, in 28%, 34%, 16% in the 80 mg, 100 mg and placebo groups, respectively, and generally mild nausea that occurred at rates of 22%, 19% and 13% in the 80 mg, 100 mg and placebo arms, respectively.

MAESTRO-NASH is an ongoing blinded Phase 3 clinical trial, and enrolled patients continue on therapy after the Week 52 liver biopsy for up to a total of 54 months to accrue hepatic clinical outcome events including histologic conversion to cirrhosis and hepatic decompensation events.

MAESTRO-NAFLD-1. In January 2022, Madrigal announced topline results from the Phase 3 MAESTRO-NAFLD-1 safety study of resmetirom. Madrigal reported that resmetirom demonstrated statistical significance for primary and key secondary endpoints summarized below, from the double-blind placebo-controlled 969-patient portion of the study. These endpoints indicated that resmetirom (1) was well-tolerated at 80 and 100 mg in patients treated for 52 weeks, (2) provided significant and clinically relevant reductions in liver fat as measured by MRI-PDFF and (3) significantly reduced atherogenic lipids, including LDLc, apolipoprotein B and triglycerides.

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

	Resmetirom 80 mg	Resmetirom 100 mg	Placebo
Safety population	(N=327)	(N=324)	(N=318)
At least one TEAE	289 (88.4)	279 (86.1)	260 (81.8)
At least one Serious TEAE	20 (6.1)	24 (7.4)	20 (6.3)
TEAE ≥ Grade 3 Severity	26 (8.0)	29 (9.0)	29 (9.1)
AE discontinuations from study	All treatments combined, n=21; (2.17%)

	Resmetirom 80 mg	Resmetirom 100 mg	Placebo
Maximum NCI CTCAE Severity Grade
Grade 1	99 (30.3)	99 (30.6)	92 (28.9)
Grade 2	164 (50.2)	151 (46.6)	139 (43.7)
AEs over 10%
Diarrhea	76 (23.2)	101 (31.2)	44 (13.8)
Nausea	38 (11.6)	59 (18.2)	25 (7.9)

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

CFB (change from baseline); SE (standard error); APOB (Apolipoprotein B); MRI-PDFF (magnetic resonance imaging proton density fat-fraction); CI (confidence interval); OL, open label non-cirrhotic arm randomized concurrently with double-blind arms

MASESTRO-NASH OUTCOMES. In August 2022, we announced initiation of MAESTRO-NASH OUTCOMES, a Phase 3, double-blind, randomized, placebo-controlled study that will noninvasively measure progression to liver decompensation events in approximately 700 patients with compensated NASH cirrhosis.

The primary endpoint of MAESTRO-NASH OUTCOMES is the incidence of composite liver-related outcome events, including all-cause mortality, liver transplant, hepatic decompensation (ascites, hepatic encephalopathy, gastroesophageal variceal hemorrhage), and confirmed increase of Model for End-Stage Liver Disease (MELD) score from <12 to ≥15 due to progression of NASH cirrhosis. Key inclusion criteria are well-compensated NASH cirrhosis (Child-Pugh A) and presence of three metabolic risk factors (metabolic syndrome). Patients will be randomized 3:1 in a blinded manner to receive 80 mg resmetirom or matching placebo, given orally once daily. The study duration is expected to be two to three years for accrual of the required number of composite clinical outcome events.

A positive outcome is expected to support the full approval of resmetirom for noncirrhotic NASH, potentially accelerating the timeline to full approval. In addition, this study has the potential to support an additional indication for resmetirom in patients with well-compensated NASH cirrhosis.

RESMETIROM PHASE 2 CLINICAL TRIAL in NASH. As summarized above, the Company successfully completed its Phase 2 clinical trial in NASH in 2018. In this clinical trial, resmetirom demonstrated statistical significance in the primary endpoint (p<0.0001), the relative reduction of liver fat compared with baseline on magnetic resonance imaging-estimated proton density fat fraction, or MRI-PDFF, at 12-weeks which was reported in December 2017, and statistically significant results in multiple 36-week endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy as set forth in the table below, which was reported in May 2018. This clinical trial was published in the Lancet in November, 2019.

Lead Product Candidate—Resmetirom

We believe that resmetirom may be the first THR-agonist product candidate in development for NASH that selectively targets the THR-ß pathway. Active thyroid hormone, known as T3, interacts with two nuclear receptors, THR-α, which is the predominant receptor expressed in most human tissues, including heart and bone, and THR-ß, which has more restricted tissue expression, and is the predominant receptor responsible for metabolic actions in the liver, including both cholesterol- and TG-lowering. Selective activation of the THR-ßreceptor in liver tissue is believed to favorably affect cholesterol and lipoprotein levels via multiple mechanisms, which may be complementary to those of other lipid-lowering therapies such as statin drugs. We believe that these characteristics of THR-ß activation by resmetirom will in turn lead to clinically meaningful reductions in LDL-C, and plasma and liver TGs.

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

We believe that the ß-selectivity and liver-targeting properties of resmetirom are critically important for resmetirom’s beneficial metabolic actions in the liver, and enable avoidance of safety issues associated with THR-α activation by thyroid hormone and/or less selective THR agonists in tissues such as heart and bone. In a variety of preclinical animal model studies, resmetirom showed enhanced safety relative to T3 or other thyroid agonists. In animal models, resmetirom demonstrated cholesterol lowering, liver TG lowering, and reduction of markers of NASH-related liver inflammation and fibrosis at drug levels similar to those that lowered LDL-C in human clinical trials, providing data to support the advancement of resmetirom into NASH clinical trials. In chronic animal toxicology studies in dogs and rats, no effects on bone or cartilage histology were seen at any resmetirom dose in either species.

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

•

Establish commercial capabilities to market resmetirom as a leading treatment for NASH. If approved, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize resmetirom in the United States and through a biopharma partner in rest of the world. Patients with NASH and liver fibrosis are primarily managed by a concentrated group of NASH specialists in the United States. We believe this will enable us to launch resmetirom in NASH in a cost-effective, targeted manner, in the United States.

•

Expand the resmetirom market opportunity to include patients with compensated NASH cirrhosis. Madrigal is conducting a Phase 3 trial – MAESTRO-NASH OUTCOMES – to noninvasively evaluate the effects of resmetirom on progression to liver decompensation events in NASH patients with compensated cirrhosis. A positive outcome is expected to support the full approval of resmetirom for noncirrhotic NASH, potentially accelerating the timeline to full approval. In addition, this study has the potential to support an additional indication for resmetirom in patients with well-compensated NASH cirrhosis.

Target Indications

Nonalcoholic Fatty Liver Disease and Nonalcoholic Steatohepatitis

Overview and Market Opportunity

NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In the United States, NAFLD is estimated to affect approximately 25% of the population, and approximately 25% of those will progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 22 million people in the United States by 2024, with similar prevalence in Europe and Asia. The prevalence of NASH is also increasing in developing regions due to the adoption of a more sedentary lifestyle and a diet consisting of processed foods with high fat and fructose content.

In addition to the accumulation of fat in the liver, NASH is characterized by inflammation and cellular damage with or without fibrosis, the first stage of liver scarring, which may ultimately progress to cirrhosis. Within NASH cirrhosis, patients can be categorized as being compensated or decompensated. NASH with compensated cirrhosis is characterized by liver scarring / damage that reduces the ability to process blood supplied to the liver, though patients generally remain asymptomatic with normal liver function. NASH patients with compensated cirrhosis are on the cusp of negative consequences associated with end-stage liver disease such as portal hypertension, esophageal varices, ascites, liver cancer and liver failure. It is estimated that by 2024 the prevalent cirrhotic NASH population in the US will be approximately 2.4 million with the vast majority of these patients (2.1 million) being categorized as compensated. The progression rate from compensated cirrhosis to decompensation, HCC, or death is ~20% over two years.

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

Resmetirom Commercial Strategy

We have conducted quantitative and qualitative market research studies and secondary data analytics to inform the commercial strategy for resmetirom. These studies and analytics evaluated the size of the market opportunity for resmetirom as well as physician, patient and payer perspectives on unmet needs in NASH patient care and the resmetirom product profile.

Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes, we believe that approximately one million NASH patients in the US have been coded with NASH as of 2021. Appropriate NASH patients with significant fibrosis within this group will be the initial focus of a potential resmetirom launch in the US. Over time, as disease awareness improves and disease prevalence increases, we expect the number of identified NASH patients with significant fibrosis eligible for treatment to grow meaningfully following the potential launch of resmetirom.

Our market research indicates the following. Key stakeholder audiences view NASH with significant fibrosis as an unmet medical need. NASH specialist healthcare providers (hepatologists, gastroenterologists, a subset of endocrinologists and affiliated advanced practice providers) who currently manage patients with NASH perceive the urgency to treat NASH with significant fibrosis to be similar to uncontrolled type 2 diabetes. In a market research survey, more than 70% of these healthcare providers indicated that they consider NASH with significant fibrosis to be a very high to extremely high unmet need. A separate survey found that patients perceive NASH as a priority condition, with approximately 60% ranking NASH as a priority over their other comorbidities. Patients reported low levels of satisfaction with current treatment options, and a majority of patients (~60%) strongly desire a new treatment for NASH. Market research interviews conducted with payers found that the vast majority of payers consider NASH with significant fibrosis to be a high unmet need given the lack of approved treatment options and that they intend to cover new product entrants for the treatment of patients with NASH. In market research conducted in Europe, payers indicated that the efficacy data demonstrated in our Phase 3 MAESTRO-NASH study may support reimbursement with key health technology assessment bodies in Europe similar to first-to-market products in disease categories with high unmet need.

In market research examining perceptions of the resmetirom product profile, U.S. physicians prioritized NASH resolution, fibrosis improvement, reduction in liver stiffness and improvement in cardiovascular/metabolic risk parameters as key profile attributes. Approximately 85% of physicians surveyed viewed the resmetirom product profile as offering high to extremely high clinical utility for the treatment of patients with NASH with significant fibrosis, with 40% of NASH specialists indicating anticipated use immediately at launch, if approved.

A key focus of our commercial strategy for the launch of resmetirom is educating physicians on the role of noninvasive tests for identifying patients who may be appropriate for resmetirom treatment and monitoring treatment response. Multiple medical societies, including the American Association for the Study of Liver Disease (AASLD), European Association for the Study of the Liver (EASL), American Gastroenterological Association (AGA), American Association of Clinical Endocrinologists and American Heart Association (AHA) have published guidance documents or scientific statements that provide community physicians with information about the use of noninvasive tests to identify and manage patients with NASH. Our market research conducted in 2022 found that 80% of specialist healthcare providers managing patients with NASH in the U.S. have access to FibroScan, a noninvasive test that measures liver stiffness to estimate progression of fibrosis in patients with liver disease.

By 2030, we believe, including based on published research, that the prevalence of NASH patients with significant fibrosis (excluding NASH patients with compensated cirrhosis) will be approximately 19.1 million patients across the US, Germany, France, United Kingdom, Italy, Spain and Japan.

To evaluate the potential value and cost effectiveness of resmetirom as a treatment for NASH patients with significant liver fibrosis, we have initiated a series of health economics outcomes research studies and published a preliminary cost-effectiveness model (Javanbakht, Pharmacoecon Open, 2022) using data from the Phase 2 study of resmetirom. The cost-effectiveness model publication found that resmetirom is a potentially cost-effective treatment option for patients with NASH patients with significant liver fibrosis based on an analysis performed from a U.S. commercial payer perspective.

In the U.S., the Institute for Clinical and Economic Review (“ICER”) performs value assessments of prescription drugs, medical tests, devices, and health system delivery innovations. Payers frequently review ICER reports when making coverage decisions about new therapies. In October 2022, ICER announced plans to perform a value assessment of resmetirom and obeticholic acid for the treatment of NASH. We have engaged in the assessment process by responding to data requests from ICER and providing public comment on ICER’s cost-effectiveness modeling methods. In February 2023, a “Draft Evidence Report” was released with ICER’s initial assessment of resmetirom cost-effectiveness. Threshold analyses were conducted by ICER to calculate the annual price needed to meet commonly accepted cost-effectiveness thresholds for quality-adjusted life years (QALY) gained. In ICER’s draft assessment, the annual price to achieve $50,000 per QALY gained is $31,700. The annual price to achieve $100,000 per QALY gained is $39,400. The cost-effectiveness threshold analyses included in ICER’s Draft Evidence Report are one input we will consider as we develop the pricing strategy for resmetirom. Other inputs include primary market research with payers and our health economics outcomes research. We plan to finalize and announce any U.S. pricing of resmetirom following approval.

We are tailoring our commercial strategy in the U.S. to support access and reimbursement for patients with different types of insurance coverage. Based on an analysis of claims data, we estimate that approximately 55% of patients with NASH in the U.S. have commercial insurance, 35% are insured through Medicare (half with the Medicare Part D Low Income Subsidy) and 10% through Medicaid. To support patient access and affordability, we intend to establish a specialty pharmacy network to distribute resmetirom and a patient services hub to help patients initiate and remain adherent to resmetirom therapy.

Based on market research and an assessment of the potential market opportunity for therapies to treat NASH with significant fibrosis, we have developed a commercial strategy for the launch of resmetirom that focuses on NASH specialist healthcare providers (hepatologists, gastroenterologists and a subset of endocrinologists) who already treat NASH patients with significant fibrosis. We estimate that there are 15,000 to 20,000 of these NASH specialists in the US. We believe that a specialty pharmaceutical sales force of up to 200 field sales representatives and account managers in the U.S. would be capable of reaching these healthcare providers during a launch of resmetirom. In addition to educating healthcare providers, we intend to launch direct-to-patient marketing efforts to improve awareness of NASH and resmetirom. Patient marketing initiatives will include unbranded NASH disease education resources prior to potential approval of resmetirom, followed by branded product advertising during the launch.

By 2030, we believe, including based on published studies, that the prevalence of NASH with compensated cirrhosis alone will be approximately 5.3 million patients across the US, Germany, France, United Kingdom, Italy, Spain and Japan. In market research, NASH specialists indicated that the unmet need in NASH with compensated cirrhosis is seen as higher than the unmet need in NASH with significant fibrosis because patients with compensated cirrhosis are closer to progressing to negative outcomes. Therefore, we believe that the urgency to treat NASH patients with compensated cirrhosis will be high and resmetirom may be used in a larger proportion of NASH patients with compensated cirrhosis (relative to NASH patients with significant fibrosis).

By 2030, we believe, including based on published research, that the prevalence of NASH with significant fibrosis and NASH with compensated cirrhosis collectively will be approximately 24.4 million patients across the US, Germany, France, United Kingdom, Italy, Spain and Japan.

In 2022, we conducted market research examining physician perspectives on resmetirom’s potential treatment profile for patients with compensated NASH cirrhosis. This research found that prescriber perceptions of efficacy and safety would improve if a medication were approved for use in patients with compensated NASH cirrhosis; more than 40% of physicians indicated that an approval for the NASH-compensated cirrhosis population would increase their willingness to prescribe for patients with significant fibrosis. Given that NASH patients with compensated cirrhosis require treatment from the same specialist physicians Madrigal is targeting for the launch of resmetirom in NASH with significant fibrosis, we anticipate that Madrigal will be able to support a potential expanded indication without a significant increase in the size of our commercial field force.

Over time, we believe primary care physicians will play a larger role in the management of patients with NASH, driven by factors that include improved disease awareness, uptake of noninvasive tests to screen and diagnose patients, and the growing global prevalence of NASH fueled by Western lifestyle.

We intend to commercialize resmetirom alone in the U.S. and to engage with a strategic partner or partners for commercializing resmetirom in all ex-U.S. territories.

We believe that the MAESTRO-NASH biopsy study results announced in December 2022 currently places resmetirom in a strong competitive position in Europe. In a draft reflection paper on regulatory requirements for the development of medicinal products for chronic non-infectious liver diseases, the EMA indicated that conditional approval of NASH therapies in Europe may require achievement of two composite endpoints – (i) resolution of NASH with no worsening of the stage of fibrosis and (ii) improvement of fibrosis by at least one stage without any worsening of NASH – in a Phase 3 trial. The draft reflection paper states that “efficacy in these two composites should be demonstrated in co-primary fashion, meaning that both will have to independently demonstrate a statistically significant and clinically relevant difference to placebo.” In the Phase 3 MAESTRO-NASH biopsy study, resmetirom achieved these composite endpoints.

Resmetirom in NASH

We are developing resmetirom for the treatment of non-cirrhotic NASH with fibrosis and NASH with compensated cirrhosis. Based on the scientific literature in human and animal studies, we believe that NASH livers in humans frequently have a deficiency in THR-ß activity that leads to features of NASH, including fatty liver, inflammation and fibrosis, and that treatment with resmetirom will replace this hormone deficiency and be an effective NASH treatment. We believe that resmetirom is an excellent candidate for the chronic treatment of NASH because of its safety and tolerability profile observed to date in healthy subjects, its effects in reducing cardiovascular risk factors such as LDL-C and TGs in early-stage clinical trials, and its multiple beneficial effects in animal models of NASH. CVD is the most common cause of death in patients with NASH. We have completed multiple studies in animal models of metabolic diseases, dyslipidemia and NASH in which resmetirom demonstrated a statistically significant reduction in liver TGs, insulin resistance, liver enzymes (which may be elevated in NASH), and markers of inflammation and fibrosis. We believe that resmetirom will treat the underlying lipotoxicity that drives the inflammation and liver cell damage observed in NASH patients, and after the underlying lipotoxicity is treated, NASH-related liver fibrosis will resolve as the liver regenerates.

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

In March 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial of resmetirom in patients with NASH. MAESTRO-NASH is a multicenter, randomized, double-blind, placebo-controlled Phase 3 study of resmetirom in patients with liver biopsy-confirmed NASH and was initiated in March 2019. The subpart H portion of the study enrolled more than 1,000 patients with biopsy-proven NASH (at least half with F3 (advanced) fibrosis, the remainder F2 or F1B (moderate fibrosis) with a few earlier F1 patients), randomized 1:1:1 to receive once-daily resmetirom 80 mg, resmetirom 100 mg, or placebo. After 52 weeks of treatment, a second liver biopsy is performed. The dual primary surrogate endpoints on biopsy are NASH resolution with ≥2-point reduction in NAS (NAFLD Activity Score), and with no worsening of fibrosis OR a 1-point decrease in fibrosis with no worsening of NAS. Achievement of either primary endpoint is considered a successful trial outcome. A key secondary endpoint is lowering of LDL-C.

All patients enrolled in the MAESTRO-NASH study (up to 2,000 in total) continue on therapy after the initial 52-week treatment period for up to 54 months to accrue and measure hepatic clinical outcome events including progression to cirrhosis on biopsy (52 weeks and 54 months) and hepatic decompensation events, as well as all-cause mortality.

In December 2022, we reported topline results from the subpart H portion of the study: resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo, as summarized in “- Key Developments” above.

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

There are currently no therapeutic products approved and marketed for the treatment of NASH in North America and Europe. There are several commercially available products that are currently used off-label for NASH, such as vitamin E, an antioxidant, insulin sensitizers, such as pioglitazone, anti-hyperlipidemic agents, such as gemfibrozil, pentoxifylline, ursodiol and others. In addition, there are numerous drugs in development for the treatment of NASH. We are aware of several companies that have product candidates in clinical development for the treatment of NASH, including Intercept Pharmaceuticals, Inc., Gilead Sciences, Inc., Galectin Therapeutics, Inc., Galmed Medical Research Ltd., Cirius Therapeutics, Novartis AG, Novo Nordisk A/S, Takeda, Inventiva, Boehringer Ingelheim GmbH, Bristol-Myers Squibb, Pfizer, Inc., Merck & Co., Lilly, Genentech, Sanofi S.A., NGM Biopharmaceutical, Viking Therapeutics, Akero Therapeutics, Enanta Pharmaceuticals, 89Bio Inc., Axcella, Can-Fite, Hepion, NorthSea, Terns, Zydus Cadila and MedImmune LLC, Altimune, Poxel, Ascletis Pharma, and there are other companies with candidates in earlier stages of development. Given resmetirom’s actions on the underlying biological pathways across the spectrum of early to late stages of NASH, its CV beneficial effects, and its complementary mechanism to other therapies, we believe that resmetirom has the potential to be used alone or in combination with some of these potential NASH products.

Glucagon-like peptide 1 (GLP-1) agonists play an increasing role in the management of patients with diabetes and obesity, and are being studied for the treatment of NASH in Phase 2 and Phase 3 trials. Based on analysis of claims data, Madrigal estimates that approximately 6% of ICD-10 coded patients with NASH in the U.S. are currently being treated with GLP-1 agonists for any indication. As of the date of this filing, there have been no successful Phase 3 trials evaluating a GLP-1 agonist for the treatment of NASH. Madrigal believes that resmetirom should have a competitive advantage based on its liver-directed efficacy, tolerability profile and once-daily oral dosing. Madrigal anticipates that combination therapy with resmetirom and GLP-1 agonists may be used to manage NASH patients with significant fibrosis and comorbiditis such as diabetes or obesity Madrigal believes the introduction of GLP-1 medications for the treatment of NASH should not have a material adverse effect on market potential of resmetirom, if approved.

Sales and Marketing

Madrigal has established a commercial leadership team with expertise in launching pharmaceutical products. As of the date of this filing, Madrigal has no field sales team and no product distribution capabilities. As resmetirom nears potential accelerated approval in the U.S., we intend to expand our marketing organization, establish a sales organization, and build distribution capabilities to commercialize resmetirom.

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

Research and Development

Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidates. Our research and development expenses were $245.4 million for the year ended December 31, 2022, $205.2 million for the year ended December 31, 2021, and $184.8 million for year ended December 31, 2020. The increase in research and development expenses was primarily due to the advancement of clinical programs to Phase 3 studies, further API manufacturing studies and the continuation of preclinical studies. We expect research and development expenses to increase over time as we advance our clinical and preclinical development programs for resmetirom.

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

As of December 7, 2022, we own or co-own: five United States and 38 foreign issued patents; five United States and 43 foreign pending patent applications; and three international patent applications filed under the Patent Cooperation Treaty. Each of these patents and applications relates to resmetirom, including composition-of-matter, certain dosage forms, methods of making resmetirom, its use in the treatment of key disease indications, or other THR beta analogs and uses thereof. Our current patent portfolio covers the United States and certain other jurisdictions worldwide. The three international patent applications can be used as the basis for multiple additional patent applications worldwide. In addition, pursuant to the Roche Agreement, Roche granted us an exclusive license to certain United States and foreign patents and patent applications owned by Roche and Roche know-how relating to resmetirom. The Roche Agreement imposes various diligence, milestone payment, royalty payment, insurance, indemnification, and other obligations on us.

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

Product candidates may qualify for review and approval under the subpart H-accelerated approval pathway if the candidates are intended to treat a serious condition, provide meaningful therapeutic benefit over existing treatments, and demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. As a condition of accelerated approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform confirmatory adequate and well-controlled post-marketing clinical trials. Accelerated approval does not change the standards for approval. All promotional materials for drug candidates approved under the accelerated approval pathway are subject to prior review by the FDA. If a sponsor fails to conduct any required post-approval trial with “due diligence” FDA may withdraw the drug from the market.

Further, on December 29, 2022, Congress enacted the Consolidated Appropriations Act of 2023, which included the Food and Drug Omnibus Reform Act (FDORA). Under FDORA, FDA must specify the conditions for any post-approval studies by the date of the accelerated approval and gives the agency much flexibility in setting forth such conditions, which may include enrollment targets, study protocol and milestones – including the target date of study completion. FDA may also require, as appropriate, that certain post-approval studies be underway prior to accelerated approval or within a specified time from the date of approval. Accelerated approval sponsors must submit progress reports every six months on required post-approval trials.

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

When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Directive and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the submission and approval of a clinical trial authorization application be obtained in each Member State before commencing a clinical trial in that Member State. On January 31, 2022, the EU Clinical Trials Regulation (EU) No 536/2014 (Clinical Trials Regulation) came into effect. The Clinical Trials Regulation applies to clinical trials in all countries of the European Economic Area (EEA, i.e., the EU Member States plus Iceland, Norway and Liechtenstein). The Clinical Trials Regulation allows investigators to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date (i.e., January 31, 2022). Clinical trials authorized under the Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. The EU Clinical Trials Regulation introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is similar to the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other things, establishes Medicare Part B and Part D inflation rebate schemes. Failure to timely pay a Part B or Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability on account of a new discount program which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidate. The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

As of February 20, 2023, we had 92 full-time employees, including 66 engaged in research, development, and regulatory activities, and 26 in executive, commercial, general and administrative functions, and multiple part-time consultants. We believe that our future success will be shaped by our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership in the Company, and an employment package that is designed to promote well-being across all aspects of their lives, including health care, disability, retirement investment options and paid time off.

General Information

We were incorporated in Delaware in September 2011. Our principal executive offices are located at 200 Barr Harbor Drive, Suite 200, West Conshohocken, PA 19428. Our Internet website address is www.madrigalpharma.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

We advise you to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2023 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Risks Relating to Our Business

We have limited operating history, we have incurred significant operating losses since inception and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if profitability is achieved, we may be unable to sustain profitability.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for resmetirom and other future product candidates. As of December 31, 2022, we had an accumulated deficit of approximately $962.7 million. Losses have principally resulted from costs incurred in our preclinical and clinical trials, research and development programs and from our general and administrative expenses. As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $358.8 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if resmetirom or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.

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

•

if we obtain Subpart H approval of resmetirom based on a surrogate endpoint, consistent with our ongoing Phase 3 trial, we will be required to conduct a post-approval clinical outcomes trial under conditions set by FDA to confirm the clinical benefit of the product candidate and if the post-approval trial is not successful we may not be able to continue marketing the product;

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

Drug development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in our target indications before we can seek regulatory approvals for commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, our Phase 1 results and our Phase 2 primary endpoint results in NASH may not be predictive of any future results in any Phase 3 clinical trial in NASH. Furthermore, our ongoing and future trials will need to demonstrate sufficient safety and efficacy in large patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Resmetirom has neither received Subpart H or full regulatory approval for the treatment of NASH or any other indication, and unexpected problems may arise that could cause us to delay, suspend or terminate our development efforts in any or all indications. Even if resmetirom receives Subpart H approval for the treatment of NASH or any other indication, we will be required to conduct post-approval confirmatory trials under conditions specified by FDA. Failure to complete the post-approval trial may jeopardize our ability to market resmetirom.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for resmetirom if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate. Our Phase 3 clinical trials have significantly more patients than were enrolled in our Phase 2 trials. Although we have satisfied Subpart H patient enrollment for MAESTRO-NASH, clinical enrollment is not complete as of December 31, 2022 and significant additional enrollment will be necessary and will be ongoing for some time. The timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For instance, we are aware that other companies conducting clinical trials in NASH patients have had delays in recruiting patients for their trials. In the MAESTRO-NASH Phase 3 trial, patients’ willingness to undergo a liver biopsy involves risk factors. In addition, potential patients for resmetirom may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies.

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

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. Physicians may decide not to recommend our treatments for a variety of reasons including:

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

In March 2010, the Patient Protection and Affordable Care Act, as amended, (the ACA) became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both government and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Additional legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, its implementation, efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, and other healthcare reform measures including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.

On August 16, 2022, President Biden signed into law the IRA, which, among other things, establishes Medicare Part B and Part D inflation rebate schemes. Failure to timely pay a Part B or Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under a new discount program which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidate.

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

Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our partners may be subject to administrative, civil and criminal sanctions for violations of any of these federal and state laws. Pharmaceutical and other healthcare companies have been sued or found to have violated these laws for a variety of promotional and marketing and other activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services average prices that are then used by federal programs to set reimbursement rates, rebates, and discounts; engaging in off-label promotion; and knowingly submitting false pricing information to the federal government, knowingly misrepresenting that information, or failing to timely submit that information. Pharmaceutical companies may further be found liable for civil monetary penalties for knowing and intentionally overcharging covered entities under the 340B Drug Pricing Program.

Additionally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, a manufacturer is required to list its innovator products on a VA Federal Supply Schedule (“FSS”) contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. In addition, manufactures must submit to the VA quarterly and annual “non federal average manufacturer price” (“Non FAMP”) calculations for each NDC-11 of their innovator drugs. Under Section 703 of the National Defense Authorization Act for FY 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including (depending on the applicable law) criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private ‘‘qui tam’’ actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents that could adversely affect our business.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, and could negatively affect our operating results and business.

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

To the extent we collect California resident personal information, we may also be subject to the CCPA. The CCPA, created new transparency requirements and granted California residents several new rights with regard to their personal information. In addition, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Virginia and Colorado also adopted laws, effective January 1, 2023, and July 1, 2023, respectively, introducing new privacy obligations for which we may need to take additional steps to comply. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in the area of consumer protection. For example, Utah and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and may impose limitations on our business activities. The obligations to comply with new privacy laws may require us, among other things, to update our notices and develop new processes internally and with our third-party collaborators, service providers, contractors or consultants to facilitate consumer rights requests, and such laws may impose restrictions on our processing of personal information that may impact the way we operate our business. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. The CCPA, the CPRA or other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

Outside the United States, our clinical trial programs and operations implicate international data protection laws, including the EU General Data Protection Regulation 2016/679 (“GDPR”). The GDPR increases our responsibility and liability in relation to the processing of personal data of individuals located in the EU. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, as well as substantial potential fines for violations of the data protection obligations. Specifically regarding the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. On July 16, 2020, the European Court of Justice ruled the EU-US Privacy Shield to be an invalid data transfer mechanism and confirmed that the Model Clauses remain valid, and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Data protection authorities from the different EU member states, as well as in the United Kingdom and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data, with the United Kingdom and Switzerland following the EU with the publication of new Model Clauses to be incorporated in all applicable contracts within a specified timeframe in order to legitimize data transfers from those jurisdictions. The UK adopted versions of their Model Clauses during 2022. Our ability to continue to transfer personal data outside of the EU, United Kingdom, or Switzerland may become significantly more expensive and may subject us to increased scrutiny and liability under the GDPR or similar local laws, and we may experience operating disruptions if we are unable to conduct these transfers in the future.

On December, 13 2022, the European Commission adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework, which reflects the assessment by the European Commission of the US legal framework. The draft decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to U.S. companies. After an approval process, the European Commission is expected to adopt the final adequacy decision, which will allow data to flow freely from the EU to the U.S.

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

Risks Relating to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund all of our planned operations, we may be unable to successfully develop and commercialize resmetirom and other future product candidates.

Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next 12 months, we will require additional working capital in order to complete the remaining clinical development primarily for resmetirom and potentially for other product candidates through potential regulatory approval and through potential commercialization of these product candidates. We expect our spending levels overall to increase in connection with our clinical trials of resmetirom as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

Some of these factors are outside of our control. Our existing capital resources may not be sufficient to enable us to fund the completion of all planned clinical trials and commercialization objectives for our product candidates. These and other circumstances may cause us to delay certain research activities and related clinical expenses, but such delays will not alter our need to raise additional funding. As a result, we will need to raise substantial additional funds in the future.

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

Risks Relating to our Indebtedness

Our Loan and Security Agreement contains restrictive and financial covenants that may limit our operating flexibility.

On May 6, 2022, we and our subsidiary, Canticle Pharmaceuticals, Inc. (“Canticle”) entered into a Loan and Security Agreement with Hercules, as amended on February 3, 2023 (as amended, the “Loan Agreement”), providing for an aggregate of $250.0 million in term loans that will be available to us in four tranches subject to the conditions set forth in the Loan Agreement (collectively, the “Term Loans”). Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property. Until we have repaid such indebtedness, the Loan Agreement subjects us to various terms, conditions and covenants. These include financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Additionally, the Loan Agreement contains affirmative and restrictive financial covenants commencing on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves both a certain FDA approval for resmetirom and a revenue milestone (the “Minimum Cash Covenant”). The Loan Agreement also includes a revenue-based covenant (the “Revenue Covenant”) that could apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024; however, the Revenue Covenant will be waived at any time in which the Company maintains, as measured monthly (i) a certain level of cash, cash equivalents and liquid funds relative to outstanding Hercules debt or (ii) a market capitalization of at least $1.2 billion. The Revenue Covenant, as and when effective on or after November of 2024, would require the Company to maintain a minimum amount of trailing three-month net product revenue. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement and if pursued and secured by the Company, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The closing price of our common stock has ranged from $55.89 to $296.54 per share during the period from January 1, 2022 to January 31, 2023. The market price of our common stock could be impacted due to a variety of factors, including: global market or financial developments; prevailing macroeconomic conditions, including potential recession or economic downturns; US market events (including the potential for unusual market trading activity following external short interest developments or social media activity); the outbreak of war or hostilities; NASH therapeutic company developments and/or FDA developments, regardless of whether occurring generally and/or specifically as to our clinical trials and development programs; industry-wide events; and the following events or developments:

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

Certain stockholders affiliated and associated with our officers and directors collectively own approximately 21.9% of our outstanding common stock as of December 31, 2022 and acting together, may have the ability to substantially affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We have in the past utilized an “at-the-market” (“ATM”) sales program to raise capital by selling our securities through a sales agent up to established limits, and have also issued shares of our common stock in registered offerings and shares of convertible preferred equity to institutional investors in registered and private direct offerings. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital or convertible securities, through any ATM program, public equity offering, direct offering, private offering or otherwise, our stockholders may experience substantial dilution. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Sales of a significant number of shares of our common stock in the public markets or significant short sales of our common stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.

As of December 31, 2022, there were a number of investors or investor groups that held a significant beneficial ownership interest in our common stock, including: 2,049,629 shares of our outstanding common stock

(the “Bay City Affiliate Holdings”) beneficially owned by Dr. Fred Craves, our Lead Director, which includes 1,511,782 shares beneficially owned by Bay City Capital LLC (“Bay City”); 2,119,603 shares of our outstanding common stock beneficially owned by Drs. Paul Friedman and Becky Taub (the “Friedman/Taub Holdings”), our Chairman and Chief Executive Officer and President of R&D and Chief Medical Officer, respectively; 1,969,797 shares of outstanding Series A Convertible Preferred stock and 400,000 shares of outstanding Series B Convertible Preferred Stock (collectively, the “Common Shares Underlying Our Preferred Stock”), each of which are common stock equivalents with no voting rights, that are convertible into shares of Common Stock on a 1-for-1 basis only to the extent that after giving effect to such conversion the holders thereof and their affiliates and any persons who are members of a Section 13(d) group with the holders or their affiliates would beneficially own (in the aggregate, for purposes of Rule 13d-3 under the Exchange Act) no more than 4.99% of the outstanding Common Stock, subject to adjustment with 61 days’ notice and certain limitations (the “Beneficial Ownership Limitation”); and 2,857,054 shares of our common stock issuable upon the exercise of outstanding stock options under our 2015 Stock Plan, as amended and 14,899 shares of our common stock issuable upon the exercise of outstanding vested warrants held by our creditors (the “Common Shares Underlying Our Stock Options and Warrants”). In addition, there are other institutional investors who from time to time file Schedule 13Gs (or amendments thereto) or Form 13Fs reflecting substantial beneficial ownership of outstanding common stock (“Our Other Shares Beneficially Owned by Institutional Investors”).

The Bay City Affiliate Holdings and the Friedman/Taub Holdings collectively represent beneficial ownership of approximately 21.9% of our outstanding common stock as of December 31, 2022, and are capable of being sold directly (including by Bay City or its affiliated funds) or indirectly (following any future distribution to Bay City from affiliated funds, to Bay City fund limited partners, or by Bay City to its partners), and any material sale of such shares could significantly reduce the market price of our common stock and impair our ability to raise adequate capital. As of December 31, 2022, the 2,369,797 Common Shares Underlying Our Preferred Stock (disregarding the Beneficial Ownership Limitation and assuming the full conversion of all currently outstanding preferred shares) owned by entities affiliated with Baker Bros. Advisors LP and 1,545,113 additional shares of common stock directly owned by entities affiliated with Baker Bros. Advisors LP collectively represented beneficial ownership of approximately 19.1% of our common stock on an as converted basis (the “Baker Bros. Fully Converted Interest”).

Sales of a substantial number of shares of our common stock by one or more of the investors or groups listed above (such as the Common Shares Underlying Our Preferred Stock, the Bay City Affiliate Holdings, the Friedman/Taub Holdings, the Baker Bros. Fully Converted Interest, the Common Shares Underlying Our Stock Options and Warrants and Our Other Shares Beneficially Owned by Institutional Investors) or other equity-related securities in the public markets, could depress the market price of our common stock. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. See “Risk Factors; Risks Relating to Ownership of Our Common Stock — The price of our common stock has been, and may continue to be, volatile.” Such sales or short sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.

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

As of December 31, 2022, we leased our approximately 30,500 square-foot corporate headquarters facility located in West Conshohocken, Pennsylvania. We believe our facility is adequate for our current needs. Our lease contains extension rights beyond the scheduled lease expiration date of November 30, 2023. We plan to lease or acquire additional space as our business continues to grow. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.

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

Holders

As of December 31, 2022, there were approximately 43 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2018 and December 31, 2022, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2018 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

About Madrigal Pharmaceuticals, Inc.

Our Focus. We are a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis, or NASH. Our lead product candidate, resmetirom, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill for the treatment of NASH.

Our Patient Market Opportunity. NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Importantly, beyond these critical conditions, NASH and NAFLD patients additionally suffer heightened cardiovascular risk and, in fact, die more frequently from cardiovascular events than from liver disease. NASH and NAFLD have grown as a consequence of rising worldwide obesity-related disorders. In the United States, NAFLD is estimated to affect approximately 25% of the population, and approximately 25% of those will progress from NAFLD to NASH. Current estimates place NASH prevalence at approximately 22 million people in the United States by 2024, with similar prevalence in Europe and Asia. The prevalence of NASH is also increasing in developing regions due to the adoption of a more sedentary lifestyle and a diet consisting of processed foods with high fat and fructose content.

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

On December 18, 2019 the Company announced it had opened for enrollment MAESTRO-NAFLD-1, a 52-week, non-invasive, multi-center, double-blind, placebo-controlled Phase 3 clinical study of patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers. Secondary endpoints include LDL cholesterol, lipid biomarkers, MRI-PDFF, NASH and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study (discussed below under “—Our Ongoing and Planned Studies”), with resmetirom doses of 80 mg or 100 mg or placebo. Enrollment objectives for this study were exceeded, with approximately 1,300 patients enrolled overall. The MAESTRO-NAFLD-1 study will help support the adequacy of the safety database at the time of NDA submission for Subpart H approval for treatment of patients with NASH with fibrosis. In November of 2021, we reported data from the open label non-cirrhotic arm of MAESTRO-NAFLD-1, and in January 2022 we announced that we achieved primary and secondary endpoints for the double-blind portion of MAESTRO-NAFLD-1, as summarized in “- Key Developments” below.

Our Ongoing and Planned Studies. On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 220 sites in the United States and the rest of the world. MAESTRO-NASH is a multicenter, randomized, double-blind, placebo-controlled Phase 3 study of resmetirom in patients with liver biopsy-confirmed NASH and was initiated in March 2019. The subpart H portion of the study enrolled more than 1,000 patients with biopsy-proven NASH (at least half with F3 (advanced) fibrosis, the remainder F2 or F1B (moderate fibrosis) with a few earlier F1 patients), randomized 1:1:1 to receive once-daily resmetirom 80 mg, resmetirom 100 mg, or placebo. After 52 weeks of treatment, a second liver biopsy is performed. The dual primary surrogate endpoints on biopsy are NASH resolution with ≥2-point reduction in NAS (NAFLD Activity Score), and with no worsening of fibrosis OR a 1-point decrease in fibrosis with no worsening of NAS. Achievement of either primary endpoint is considered a successful trial outcome. A key secondary endpoint is lowering of LDL-C. All patients enrolled in the MAESTRO-NASH study (up to 2,000 in total) continue on therapy after the initial 52-week treatment period for up to 54 months to accrue and measure hepatic clinical outcome events including progression to cirrhosis on biopsy (52 weeks and 54 months) and hepatic decompensation events, as well as all-cause mortality. In December 2022, we reported topline results from the subpart H portion of the study: resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo, as summarized in “- Key Developments” below.

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

In August 2022, Madrigal initiated MAESTRO-NASH-OUTCOMES, a randomized double-blind placebo-controlled study in approximately 700 patients with early NASH cirrhosis to allow for noninvasive monitoring of progression to liver decompensation events. A positive outcome is expected to support the full approval of resmetirom for noncirrhotic NASH, potentially accelerating the timeline to full approval. In addition, this study has the potential to support an additional indication for resmetirom in patients with well-compensated NASH cirrhosis.

Key Developments

In December 2022, Madrigal announced topline results from the pivotal Phase 3 MAESTRO-NASH biopsy study of resmetirom. Madrigal reported that resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo. For additional details on these topline results and other recent developments, see: “Business: Key Developments.”

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased year over year in each of 2020, 2021, and 2022 and we expect that our research and development expenses will increase substantially in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

We expect that our general and administrative expenses will increase in the future as we expand our operating activities, maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. We expect these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

We did not generate any revenue during the years ended December 31, 2022 and 2021, respectively.

Operating Expenses

The following table provides comparative results of our operating expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2022	2021	$	%

Research and Development Expenses	$245,441	$205,164	40,277	20%
General and Administrative Expenses	48,130	37,318	10,812	29%
Interest (Income)	(2,185)	(363)	1,822	502%
Interest Expense	3,964	—	3,964	100%
Other (income)	—	(273)	(273)	(100%)

	$295,350	$241,846	53,504	22%

Research and Development Expense

Our research and development expenses were $245.4 million for the year ended December 31, 2022 compared to $205.2 million for the year ended December 31, 2021. Research and development expenses increased by $40.3 million in the 2022 period due primarily to the additional activities related to our Phase 3 clinical trials, an increase in headcount, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expense

Our general and administrative expenses were $48.1 million for the year ended December 31, 2022 compared to $37.3 million for the year ended December 31, 2021. General and administrative expenses increased by $10.8 million in the 2022 period due primarily to increases in commercial preparation activities, including corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our interest income was $2.2 million for the year ended December 31, 2022 compared to $0.4 million for the year ended December 31, 2021. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2022 and increased interest rates.

Interest Expense

Our interest expense was $4.0 million for year ended December 31, 2022, compared to $0 million for the year ended December 31, 2021. The increase in interest expense was as a result of the Loan and Security Agreement (“Loan Facility”) we entered into with Hercules during the second quarter of 2022.

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

Research and Development Expense

Our research and development expenses were $205.2 million for the year ended December 31, 2021 compared to $184.8 million for the year ended December 31, 2020. Research and development expenses increased by $20.4 million in the 2021 period due primarily to the additional activities related to our Phase 3 clinical trials, an increase in headcount, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expense

Our general and administrative expenses were $37.3 million for the year ended December 31, 2021 compared to $21.9 million for the year ended December 31, 2020. General and administrative expenses increased by $15.5 million in the 2021 period due primarily to increases in commercial activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities totaling $358.8 million compared to $270.3 million as of December 31, 2021, with the increase attributable to our fundraising activities, including net proceeds of $155.9 million from our $200 million at-the-market sales agreement entered into in June of 2021, with Cowen and Company, LLC (the “2021 Sales Agreement”), net proceeds of $99.5 million from our registered direct offering (“Registered Direct Offering”) of shares of our common stock and Series B Convertible Preferred Stock (“Series B Preferred Stock”) in December 2022, and $50.0 million drawn on our Loan Facility, partially offset by cash used in operating activities. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, we believe our available cash resources as of December 31, 2022 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we will need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows

The following table summarizes our net cash flow activity (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net cash used in operating activities	$(224,857)	$(183,917)	$(157,561)
Net cash provided by (used in) investing activities	206,686	(5,055)	159,780
Net cash provided by financing activities	313,451	171,237	5,088

Net increase (decrease) in cash and cash equivalents	$295,280	$(17,735)	$7,307

Operating Activities

Net cash used in operating activities was $224.9 million, $183.9 million, and $157.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts. Net cash used in the year ended December 31, 2022 increased from prior years predominately due to escalated clinical trial related activity.

Investing Activities

Net cash provided by investing activities was $206.7 million for the year ended December 31, 2022 and consisted primarily of $350.4 million from sales and maturities of marketable securities, partially offset by $ $143.5 million of purchase of marketable securities for our investment portfolio.

Net cash used in investing activities was $5.1 million for the year ended December 31, 2021 and consisted primarily of $394.1 million of purchase of marketable securities for our investment portfolio, partially offset by $389.3 million from sales and maturities of marketable securities.

Net cash provided by investing activities was $159.8 million for the year ended December 31, 2020 and consisted primarily of $489.5 million from sales and maturities of marketable securities, partially offset by $329.3 million of purchase of marketable securities for our investment portfolio.

Financing Activities

Net cash provided by financing activities was $313.5 million for the year ended December 31, 2022 and consisted primarily of sales of our common stock under the 2021 Sales Agreement and Registered Direct Offering in December, and debt borrowings under our Loan Facility.

Net cash provided by financing activities was $171.2 million for the year ended December 31, 2021 and consisted primarily of sales of our common stock under the 2021 Sales Agreement and the exercise of stock options.

Net cash provided by financing activities was $5.1 million for the year ended December 31, 2020 and consisted primarily of sales of our common stock under our at-the-market sales agreements with Cowen and Company, LLC and the exercise of stock options.

Contractual Obligations and Commercial Commitments

As of December 31, 2022, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	622	622	—	—	—

Total contractual Obligations	622	622	—	—	—

Operating leases relate to our corporate headquarters facility located in West Conshohocken, Pennsylvania.

In May 2022 we entered into the $250.0 million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. As of December 31, 2022, we had drawn $50 million under the facility. We are scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, which period may be extended to May 1, 2026 and May 3, 2027 upon the achievement of our regulatory approval milestone and future revenue milestones, and subject to compliance with applicable covenants.

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

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 or 2020.

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2023 Proxy Statement, no later than April 30, 2023, and certain information to be included in the 2023 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference in our 2023 Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference in our 2023 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference in our 2023 Proxy Statement. In addition, information about our equity compensation plans is incorporated herein by reference to our 2023 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions is incorporated by reference in our 2023 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference in our 2023 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	The Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K. Other financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

Item 15(a)(3)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

Item 15(b)	See Item 15(a)(3) above.

Item 15(c)	See Item 15(a)(2) above.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	3/31/2017	001-33277

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	6/21/2017	001-33277

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	12/23/2022	001-33277

3.4	Bylaws of the Registrant, as amended April 13, 2016.		DEFA14A; Form 8-K (Exhibit 3.1)	4/14/2016	001-33277

4.1	Form of Warrant Agreement, dated May 9, 2022, between the Registrant and Hercules Capital, Inc. and affiliates.		Form 10-Q (Exhibit 4.1)	08/04/2022	001-33277

4.2†	Form of Tranche 2 Warrant Agreement, dated February 3, 2023, by and among the Registrant and Hercules Capital, Inc. and affiliates.		Form 8-K (Exhibit 4.1)	2/9/2023	001-33277

4.3	Description of Securities of the Registrant	X

Equity Agreements

10.1	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	6/21/2017	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.2	Amendment No. 2, dated December 22, 2022, to Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.2)	12/23/2022	001-33277

10.3	Sales Agreement, dated June 1, 2021, by and between Madrigal Pharmaceuticals, Inc. and Cowen and Company, LLC (concerning at-the-market offerings of Madrigal common stock).		Form 8-K (Exhibit 1.1)	6/1/2021	001-33277

10.4	Securities Purchase Agreement, dated December 21, 2022, by and among the Registrant and the institutional investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.1)	12/23/2022	001-33277

Debt Agreements

10.5†	Loan and Security Agreement, dated May 9, 2022, by and among the Registrant, Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.		Form 10-Q (Exhibit 10.1)	8/4/2022	001-33277

10.6†	Loan and Security Agreement, dated May 9, 2022, as amended by the First Amendment to Loan and Security Agreement, dated February 3, 2023, by and among the Registrant, Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.		Form 8-K (Exhibit 10.1)	2/09/2023	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

10.7	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.†		Form 10-Q (Exhibit 10.5)	11/14/2016	001-33277

Equity Compensation Plans

10.8*	Amended 2015 Stock Plan		Definitive Proxy Statement (Annex A)	4/30/2021	001-33277

10.9*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	3/31/2017	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.10*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	3/31/2017	001-33277

10.11*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.13)	3/31/2017	001-33277

10.12*	Form of Restricted Stock Unit Agreement under Amended 2015 Stock Plan.	X

10.13*	Non-Employee Director Equity Compensation Policy		Form 10-Q (Exhibit 10.1)	5/6/2021	001-33277

Agreements with Executive Officers and Directors

10.14*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.		Form 8-K (Exhibit 10.2)	7/22/2016	001-33277

10.15*	Letter Agreement, dated April 13, 2016, by and between the Company and Paul A. Friedman, M.D.		Form 8-K (Exhibit 10.3)	7/22/2016	001-33277

10.16*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	7/22/2016	001-33277

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

*	Indicates a management contract, compensatory plan or arrangement.
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

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS INC.

Date: February 23, 2023	By:	/s/ PAUL A. FRIEDMAN, M.D.
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

Signatures	Title	Date

/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2023

/s/ ALEX G. HOWARTH Alex G. Howarth	Chief Financial Officer (Principal Accounting and Financial Officer)	February 23, 2023

/s/ REBECCA TAUB, M.D. Rebecca Taub, M.D.	Director	February 23, 2023

/s/ FRED B. CRAVES, PH.D. Fred B. Craves, Ph.D.	Director	February 23, 2023

/s/ KENNETH M. BATE Kenneth M. Bate	Director	February 23, 2023

/s/ KEITH R. GOLLUST Keith R. Gollust	Director	February 23, 2023

Signatures	Title	Date

/s/ DAVID MILLIGAN, PH.D. David Milligan, Ph.D.	Director	February 23, 2023

/s/ RICHARD S. LEVY, M.D. Richard S. Levy, M.D.	Director	February 23, 2023

/s/ JAMES M. DALY James M. Daly	Director	February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Madrigal Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Madrigal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
Research and Development Costs
As described in Notes 2 and 5 to the consolidated financial statements, management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its preclinical studies and clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Total research and development costs incurred during the year ended December 31, 2022 were $245.4 million and research and development costs accrued were $53.1 million as of December 31, 2022. The principal considerations for our determination that performing procedures relating to research and development costs is a critical audit matter are (i) the significant judgment by management when estimating: the costs incurred for services performed by vendors that have not yet been invoiced, the completion of milestone events per underlying agreements, and invoices received and contracted costs, in estimating the research and development costs to accrue in the reporting period; and (ii) the high degree of auditor judgment, subjectivity and effort in evaluating management’s significant assumption related to using contracted costs applied to the number of patients screened for and enrolled in the trials to reasonably estimate costs incurred that have not been invoiced.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s process relating to accruing research and development costs, including controls over estimating the costs incurred for services performed by vendors that have not yet been invoiced. These procedures also included, among others, testing management’s process for estimating the research and development costs to accrue in the reporting period, evaluating the completeness and accuracy of underlying data used in management’s estimate by testing for consistency with a sample of contracts and invoices, testing the number of patients screened for and enrolled in the trial, testing the mathematical accuracy of the calculation of the accrual for research and development costs incurred, and evaluating the reasonableness of assumptions used in the estimate. Evaluating the reasonableness of assumptions used in the estimate involved assessing management’s ability to reasonably estimate costs incurred that have not been invoiced by performing a comparison of the estimated accrual to contracted costs applied to the number of patients screened for and enrolled in the trials.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2022
We have served as the Company’s auditor since 2016.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$331,549	$36,269
Marketable securities	27,225	234,077
Prepaid expenses and other current assets	2,595	1,338

Total current assets	361,369	271,684
Property and equipment, net	601	851
Right-of-use asset	602	797

Total assets	$362,572	$273,332

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,831	$21,380
Accrued expenses	91,461	55,048
Lease liability	602	410

Total current liabilities	115,894	76,838
Long term liabilities:
Loan payable, net of discount	49,289	—
Lease liability	—	387

Total long term liabilities	49,289	387

Total liabilities	165,183	77,225

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at December 31, 2022 and December 31, 2021; 2,369,797 and 1,969,797 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at December 31, 2022 and December 31, 2021; 18,102,523 and 17,103,395 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in-capital	1,160,079	863,495
Accumulated other comprehensive loss	(32)	(80)
Accumulated deficit	(962,660)	(667,310)

Total stockholders’ equity	197,389	196,107

Total liabilities and stockholders’ equity	$362,572	$273,332

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenues:
Total revenues	$—	$—	$—
Operating expenses:
Research and development	245,441	205,164	184,809
General and administrative	48,130	37,318	21,864

Total operating expenses	293,571	242,482	206,673

Loss from operations	(293,571)	(242,482)	(206,673)
Interest income	2,185	363	4,329
Interest expense	(3,964)	—	—
Other income	—	273	100

Net loss	$(295,350)	$(241,846)	$(202,244)

Net loss per common share:
Basic and diluted net loss per common share	$(17.23)	$(14.63)	$(13.09)
Basic and diluted weighted average number of common shares outstanding	17,137,201	16,535,188	15,446,638

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020

Net Loss	$(295,350)	$(241,846)	$(202,244)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	48	(127)	(169)

Comprehensive loss	$(295,302)	$(241,973)	$(202,413)

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,969,797	$—	15,429,154	$2	$639,567	$216	$(223,220)	$416,565
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	39,607	—	4,421	—	—	4,421
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	39,385	—	667	—	—	667
Compensation expense related to stock options for services	—	—	—	—	20,730	—	—	20,730
Unrealized loss on marketable securities	—	—	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	—	—	(202,244)	(202,244)

Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	1,584,169	—	170,207	—	—	170,207
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	11,080	—	1,030	—	—	1,030
Compensation expense related to stock options for services	—	—	—	—	26,873	—	—	26,873
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	(241,846)	(241,846)

Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Issuance of common and preferred shares in equity offerings, excluding to related parties, net of transaction costs	400,000	—	783,344	—	255,382	—	—	255,382
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	215,784	—	8,955	—	—	8,955
Compensation expense related to stock options for services	—	—	—	—	31,625	—	—	31,625
Unrealized loss on marketable securities	—	—	—	—	—	48	—	48
Hercules warrant	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	—	(295,350)	(295,350)

Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net loss	$(295,350)	$(241,846)	$(202,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	31,625	26,873	20,730
Depreciation and amortization expense	467	405	471
Amortization of debt issuance costs and discount	797	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,257)	(325)	138
Accounts payable	2,451	20,363	(161)
Accrued expense	36,413	9,826	21,585
Accrued interest, net of interest received on maturity of investments	(3)	787	1,920

Net cash used in operating activities	(224,857)	(183,917)	(157,561)

Cash flows from investing activities:
Purchases of marketable securities	(143,478)	(394,120)	(329,342)
Sales and maturities of marketable securities	350,381	389,274	489,456
Purchases of property and equipment, net of disposals	(217)	(209)	(334)

Net cash provided by (used in) investing activities	206,686	(5,055)	159,780

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	255,382	170,207	4,421
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	8,955	1,030	667
Proceeds from issuance of loan payable	50,000	—	—
Payment of debt issuance costs	(886)	—	—

Net cash provided by financing activities	313,451	171,237	5,088

Net increase (decrease) in cash and cash equivalents	295,280	(17,735)	7,307
Cash and cash equivalents at beginning of period	36,269	54,004	46,697

Cash and cash equivalents at end of period	$331,549	$36,269	$54,004

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$583	$376	$451
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage pharmaceutical company developing novel, high-quality, small-molecule drugs addressing major unmet needs in cardiovascular, metabolic, and liver diseases. The Company’s lead compound, resmetirom, is being advanced for non-alcoholic
steatohepatitis (“NASH”), a liver disease that commonly affects people with metabolic diseases such as obesity and diabetes, and non-alcoholic
fatty liver disease (“NAFLD”). The Company initiated two Phase 3 studies of resmetirom in NASH in 2019 that are ongoing. The Company announced certain topline results from the
MAESTRO-NAFLD-1
safety study of resmetirom in January 2022 and the MAESTRO-NASH study in December 2022. In August 2022, Madrigal initiated a third study, MAESTRO-NASH-OUTCOMES.
Certain prior period amounts have been reclassified to align with current period presentation.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale
securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2022, 2021 and 2020, the Company determined it did not have any securities that were impaired or that required an allowance for credit losses.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2022, 2021 and 2020, the Company did not have any realized gains or losses on marketable securities.
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
As of December 31, 2022 and 2021, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the years ended December 31, 2022, 2021 and 2020, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2022 and 2021, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including

F-1
1

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
Patents
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s statements of operations. Patent expenses were approximately $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

F-1
2

Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2022, 2021 and 2020, diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable upon the exercise of stock options or warrants, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	As of December 31,
	2022	2021	2020

Common stock options	2,857,054	2,301,574	1,837,540
Preferred stock	2,369,797	1,969,797	1,969,797
Warrants	14,899	—	—
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
The Company has incurred losses since inception, including approximately $295.4 million for the year ended December 31, 2022, resulting in an accumulated deficit of approximately $962.7 million and $667.3 million as of December 31, 2022 and 2021, respectively. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock. The Company believes that its cash, cash equivalents and marketable securities at December 31, 2022 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

F-1
3

4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022
		Unrealized	Unrealized	Fair
	Cost	gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$15,100	$—	$—	$15,100
Money market funds (Level 1)	316,449	—	—	316,449

Total cash and cash equivalents	331,549	—	—	331,549
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	27,257	7	(39)	27,225

Total cash, cash equivalents and marketable securities	$358,806	$7	$(39)	$358,774

	December 31, 2021
	Cost	Unrealized	Unrealized	Fair
		gains	losses	value
Cash and cash equivalents:
Cash (Level 1)	$18,877	$—	$—	$18,877
Money market funds (Level 1)	17,392	—	—	17,392
Total cash and cash equivalents	36,269	—	—	36,269
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	228,348	6	(66)	228,288
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,809	—	(20)	5,789

Total cash, cash equivalents and marketable securities	$270,426	$6	$(86)	$270,346

5. Accrued Liabilities
Accrued liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Contract research organization costs	$53,119	$38,349
Other clinical study related costs	6,582	3,957
Manufacturing and drug supply	11,262	3,239
Compensation and benefits	14,864	6,769
Professional fees	4,867	2,455
Other	767	279

Total accrued liabilities	$91,461	$55,048

6. Long Term Debt
In May 2022 the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility (the “Loan Facility”) with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc.

F-1
4

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
The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Company will pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months, which period may be extended to May 1, 2026 and May 3, 2027, upon the achievement of regulatory approval milestones and future revenue covenants, subject to

compliance with applicable covenants. The Loan Facility matures in May 2026 and may be extended an additional year upon the achievement of certain regulatory milestones. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
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
The Loan Facility contains event of default provisions for: the Company’s failure to make required payments or maintain compliance with covenants under the Loan Facility; the Company’s breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting the Company; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on the Company, provided that, any failure to achieve approval or certain other milestones
under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of December 31, 2022, the outstanding principal under the Loan Facility was $50.0 million. The interest rate as of December 31, 2022 was 11.45%. As of December 31, 2022, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of December 31, 2022 are as follows (in thousands):

Period Ending December 31, 2022:	Amount
2023	$5,795
2024	5,820
2025	34,788
Thereafter	23,272

$69,675
Less amount representing interest	(17,000)
Less unamortized discount	(3,386)

Loans payable, net of discount	$49,289

See Footnote 13 for a description of certain amended terms set forth in the First Amendment to this Loan Facility, which was entered into during the first quarter of 2023.

F-1
5

7. Stockholders’ Equity
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
Preferred Stock
The Series A and B Preferred Stock have a par value of $0.0001 per share and are convertible into shares of the common stock at a one-to-one
ratio, subject to adjustment as provided in the Certificates of Designation of Preferences, Rights and Limitations of Series A Preferred Stock and Series B Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 and December 22, 2022, respectively. The terms of the Series A and B Preferred Stock are set forth in such Certificates of Designation. Each share of the Series A and B Preferred Stock is convertible into shares of Common Stock following notice that may be given at the holder’s option. Upon any liquidation, dissolution or winding-up
of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A and B Preferred Stock upon liquidation, the holders of the Series A and B Preferred Stock shall participate pari passu with the holders of the Common Stock (on an as-if-converted-to-Common-Stock
basis) in the net assets of the Company. Shares of the Series A and B Preferred Stock will generally have no voting rights, except as required by law. Shares of the Series A and B Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the Common Stock) equal to the dividend payable on each share of the Common Stock, on an as-converted
basis.
December 2022 Registered Direct Offering
In December 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of institutional accredited investors, who were existing, non-controlling
stockholders of the Company, pursuant to which the Company sold securities to the Investors in an offering that was registered under the Company’s existing shelf registration statement (the “2022 Registered Direct Offering”). Under the terms of the Purchase Agreement, the Company sold 44,444 shares of its common stock at a price of $225 per share, and 400,000 shares of its Series B Convertible Preferred Stock at a price of $225 per share. The 2022 Registered Direct Offering resulted in gross proceeds to the Company of approximately $100.0 million, and net proceeds to the Company of approximately $99.5 million. The 2022 Registered Direct Offering closed on December 23, 2022.
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

F-1
6

Under the 2020 Sales Agreement the Company sold 1,126,733 shares for an aggregate of approximately $137.4 million in gross proceeds, with net proceeds to the Company of approximately $134.8 million after deducting commissions and other transaction costs. Of those shares sold, 1,087,126 were sold in 2021, and 39,607 were sold in 2020.
In June 2021, the Company entered into an
at-the-market
sales agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2021 Sales Agreement authorized an aggregate offering of up to $200 million in shares of our common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2021 Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed).The 2021 Sales Agreement replaced the 2020 Sales Agreement.
In December 2022, the Company sold 738,900 shares under the 2021 Sales Agreement for an aggregate of $159.1 million in gross proceeds, with net proceeds to the Company of $155.9 million after deducting commissions and other transaction costs.
In total, under the 2021 Sales Agreement the Company sold 1,235,943 shares for an aggregate of $199.9 million in gross proceeds, with net proceeds to the Company of approximately $195.8 million after deducting commissions and other transaction costs. Of those shares sold, 738,900 were sold in 2022, and 497,043 were sold in 2021. All shares were sold pursuant to the Company’s effective shelf registration statement and the prospectus supplement relating thereto. As of December 31, 2022, no amounts remained reserved and available for sale under the 2021 Sales Agreement and the related prospectus supplement.
8. Stock-based Compensation
The 2015 Stock Plan, as amended, is our primary plan through which equity based grants are awarded. We ceased making new awards under the 2006 Stock Plan upon adoption of the 2015 Stock Plan. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of December 31, 2022, the Company had options outstanding to purchase 2,857,054 shares of its common stock. As of December 31, 2022, 890,029 shares were available for future issuance.
The following table summarizes stock option activity during the twelve months ended December 31, 2022:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2022	2,301,574	$78.90
Options granted	860,795	81.39
Options exercised	(215,784)	41.50
Options cancelled	(89,531)	100.71

Outstanding at December 31, 2022	2,857,054	$81.78	6.49	$596,279

Exercisable at December 31, 2022	1,610,185	$76.31	4.90	$345,162

F-1
7

The total cash received by the Company as a result of stock option exercises was $9.0 million, $1.0 million and $0.7 million for the years ended December 31, 2022, 2021, and 2020. The total intrinsic value of options exercised was $47.3 million $0.1 million and $4.1 million for the years ended December 31, 2022, 2021, and 2020. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2022, 2021 and 2020 was $54.68, $73.29, and $68.07, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense during the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense by type of award:
Stock options	$31,625	$26,873	$20,730

Total stock-based compensation expense	$31,625	$26,873	$20,730

Effect of stock-based compensation expense by line item:
Research and development	$13,876	$10,698	$8,833
General and administrative	17,749	16,175	11,897

Total stock-based compensation expense included in net loss	$31,625	$26,873	$20,730

Unrecognized stock-based compensation expense on stock options as of December 31, 2022 was $58.7 million with a weighted average remaining period of 2.57 years.
9. Leases
In 20
19, t
he Company entered into an operating lease for office space, which was renewed and extended in 2020. We adopted ASU
2016-02,
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
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of December 31, 2022 was as follows (in thousand):

Operating Leases

2023	622
Thereafter	—

Total minimum payments	$622
Less: imputed interest	(20)

Present value of lease liabilities	$602
As of December 31, 2022, the weighted average remaining operating lease term was 0.7 years and the weighted average discount rate used to determine the operating lease liabilities was 6.72%. Cash paid related to

F-1
8

the lease liability was $0.7 and $0.4 million for years ended December 31, 2022 and 2021 respectively. Operating lease costs were $0.8 and $0.4 million for years ended December 31, 2022 and 2021 respectively. Rent, short term and variable leases costs were immaterial during the years ended December 31, 2022, 2021 and 2020.
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
Steatohepatitis (NASH), which triggered a $2 million milestone payment under the agreement. Remaining milestones under the agreement total $8 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of a product developed from resmetirom. A single-digit royalty payment range is based on net sales of products developed from resmetirom, subject to certain reductions. Except as described above, the Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the years ended December 31, 2022, 2021 and 2020.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the clinical trials.
11. Income Taxes
At December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $275.5 million available to reduce future taxable income, of which $40.4 million will expire between 2031 and 2037. The Company also has state operating loss carryforwards of approximately $264.2 million, available to reduce future taxable income, which expire between 2031 and 2041. The Company has unused federal research and development carryforwards of approximately $33.1 million which will begin to expire in 2031.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As there is no assurance of future taxable income, a full valuation allowance has been established to offset the deferred tax assets. The valuation allowance increased $59.5 million for the year ended December 31, 2022. Changes in the deferred tax asset will be recorded as an income tax benefit or expense on the accompanying consolidated statements of operations.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2022 there were no uncertain positions. The 2018 through 2022 tax returns are open to review by the IRS and state taxing authorities. Interest and penalties, if any, as they relate to
income taxes assessed, are included in the income tax provision. There was no
income tax related interest and penalties included in the income tax provision for 2022.

F-1
9

Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Deferred Tax Liabilities
Unrealized gains on investments	$—	$—	$14

Total Deferred Tax Liabilities	$—	$—	$14

Deferred Tax Assets
Charitable contributions	$45	$53	$51
Accrued expenses	2,398	1,857	1,318
Intangibles	589	783	883
Stock compensation	27,226	24,335	16,812
Property, plant & equipment	106	80	68
Unrealized loss on investment	8	23	—
Net operating losses	68,305	47,864	27,933
Capitalized R&D	137,328	112,848	71,128
R&D credit	35,103	23,799	14,205

Total deferred tax assets before valuation allowance	271,108	211,642	132,398
Valuation allowance	(271,108)	(211,642)	(132,384)

Total deferred tax assets	—	—	14

Net deferred tax assets	$—	$—	$—

Differences between the effective income tax rate and the US statutory rate were as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Tax benefit at U.S. federal statutory rate	$(62,023)	$(50,788)	$(17,629)
Stock based compensation	(7,844)	—	(47)
162M limitation	7,996	22	—
Other nondeductible expenses	16	5	14
State income taxes benefit before valuation allowance, net of federal benefit	13,090	(19,622)	(6,613)
Increase in domestic valuation allowance	59,466	79,258	26,843
Research and development credit	(10,712)	(9,002)	(2,636)
Other adjustments	11	127	68

Income tax expense (benefit)	$—	$—	$—

F-
20

12. Quarterly Financial Data (unaudited)
The following tables present a summary of quarterly results of operations for 2022 and 2021 (in thousands, except shares and per share data):

	Three months ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	47,929	58,499	68,271	70,742
General and administrative	9,658	11,774	12,141	14,557

Total operating expenses	57,587	70,273	80,412	85,299

Loss from operations	(57,587)	(70,273)	(80,412)	(85,299)
Interest income	69	323	717	1,076
Interest expense	—	(780)	(1,502)	(1,682)
Other income	—	—	—	—

Net loss	$(57,518)	$(70,730)	$(81,197)	$(85,905)

Net loss per common share:
Basic and diluted net loss per common share	$(3.36)	$(4.14)	$(4.75)	$(4.98)
Basic and diluted weighted average number of common shares outstanding	17,103,395	17,103,395	17,103,395	17,237,517

	Three months ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	45,770	51,632	54,873	52,889
General and administrative	7,209	10,110	8,287	11,712

Total operating expenses	52,979	61,742	63,160	64,601

Loss from operations	(52,979)	(61,742)	(63,160)	(64,601)
Interest income	160	91	60	52
Interest expense	—	—	—	—
Other income	273	—	—	—

Net loss	$(52,546)	$(61,651)	$(63,100)	$(64,549)

Net loss per common share:
Basic and diluted net loss per common share	$(3.32)	$(3.72)	$(3.79)	$(3.78)
Basic and diluted weighted average number of common shares outstanding	15,840,401	16,571,322	16,639,776	17,074,543
13. Subsequent Event
On February 3, 2023,
the Company entered into the First Amendment (the “Amendment”) to the Loan Facility described in Footnote 6 (as amended, the “Amended Loan Facility”). Under the terms of the Loan

F-2
1

Facility, the first $50.0 million tranche was drawn at closing in May 2022
.

Under the Amended Loan Facility,
an additional $35.0 million
was drawn

under
a
second,

expanded,

$65.0 million tranche (“Tranche 2”)

in February
of
2023
following
 the Company’s achievement of the Phase 3 clinical development milestone
.

The Company has the ability to draw an additional $15.0 million under Tranche 2 by June 19, 2023 and an additional $15.0 million under Tranche 2 by September 30, 2023 (for a total of $30.0 million in additional committed Tranche 2 capacity). The third tranche (“Tranche 3”) of $75.0 million remains unchanged by the Amendment, and such borrowings are available subject to the Company obtaining a certain FDA approval for resmetirom. Coincident with the expansion of Tranche 2 borrowing capacity by

$
15
 million, the Amendment reduced the fourth tranche

under the Loan Facility

(“Tranche
4
”) by $
15.0
 million to $
60.0
 million , which amount is available subject to Hercules’ sole discretion. In connection with the $
35.0
 million drawn under the second tranche at the closing of the Amendment, the Company issued to
Hercules
and affiliates

Tranche
2
Warrants to purchase
2,453
shares of common stock
 at an exercise price of $285.31 per share
.
The Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plu
s
2.45
% and (ii)
8.25
%.
The Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form
8-K
filed with the Securities and Exchange Commission on February
9
,
2023
.

F-22