Form 10-K/A
period 2022-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2023-03-03
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $984,861,131. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(“Amendment No. 1”) to the Annual Report on Form
10-K
of Madrigal Pharmaceuticals, Inc. for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission on February 23, 2023 (the “Original Filing”), is being filed to correct a typographical error in the Original Filing to reflect the correct signing date of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP and the correct date of the Report of Independent Registered Public Accounting Firm within the Consent of PricewaterhouseCoopers LLP, filed as an exhibit to the Original Filing.
This Amendment No. 1 is being filed solely to correct the dates within the Report of Independent Registered Public Accounting Firm and the Consent of PricewaterhouseCoopers LLP. This Amendment No. 1 includes: Item 8 of Part II, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction of the signing date of the Report of Independent Registered Public Accounting Firm; and Item 15 of Part IV, including Exhibit 23.1, which includes the correct date of the Report of Independent Registered Public Accounting Firm within the Consent of PricewaterhouseCoopers LLP.
In addition, pursuant to the rules of the SEC, the exhibit list included herewith reflects currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits to this Amendment No. 1.
Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is referred to in Item 15, listed in the Index to Financial Statements as a part of this Annual Report on
Form 10-K,
and is incorporated herein by this reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	The Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K. Other financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

Item 15(a)(3)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

Item 15(b)	See Item 15(a)(3) above.

Item 15(c)	See Item 15(a)(2) above.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	3/31/2017	001-33277

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	6/21/2017	001-33277

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	12/23/2022	001-33277

3.4	Bylaws of the Registrant, as amended April 13, 2016.		DEFA14A; Form 8-K (Exhibit 3.1)	4/14/2016	001-33277

4.1	Form of Warrant Agreement, dated May 9, 2022, between the Registrant and Hercules Capital, Inc. and affiliates.		Form 10-Q (Exhibit 4.1)	08/04/2022	001-33277

4.2†	Form of Tranche 2 Warrant Agreement, dated February 3, 2023, by and among the Registrant and Hercules Capital, Inc. and affiliates.		Form 8-K (Exhibit 4.1)	2/9/2023	001-33277

4.3	Description of Securities of the Registrant		Form 10-K (Exhibit 4.3)	2/23/2023	001-33277

Equity Agreements

10.1	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	6/21/2017	001-33277

2

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.2	Amendment No. 2, dated December 22, 2022, to Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.2)	12/23/2022	001-33277

10.3	Sales Agreement, dated June 1, 2021, by and between Madrigal Pharmaceuticals, Inc. and Cowen and Company, LLC (concerning at-the-market offerings of Madrigal common stock).		Form 8-K (Exhibit 1.1)	6/1/2021	001-33277

10.4	Securities Purchase Agreement, dated December 21, 2022, by and among the Registrant and the institutional investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.1)	12/23/2022	001-33277

Debt Agreements

10.5†	Loan and Security Agreement, dated May 9, 2022, by and among the Registrant, Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.		Form 10-Q (Exhibit 10.1)	8/4/2022	001-33277

10.6†	Loan and Security Agreement, dated May 9, 2022, as amended by the First Amendment to Loan and Security Agreement, dated February 3, 2023, by and among the Registrant, Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.		Form 8-K (Exhibit 10.1)	2/09/2023	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

10.7	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.†		Form 10-Q (Exhibit 10.5)	11/14/2016	001-33277

Equity Compensation Plans

10.8*	Amended 2015 Stock Plan		Definitive Proxy Statement (Annex A)	4/30/2021	001-33277

10.9*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	3/31/2017	001-33277

3

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.10*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	3/31/2017	001-33277

10.11*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.13)	3/31/2017	001-33277

10.12*	Form of Restricted Stock Unit Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.12)	2/23/2023	001-33277

10.13*	Non-Employee Director Equity Compensation Policy		Form 10-Q (Exhibit 10.1)	5/6/2021	001-33277

Agreements with Executive Officers and Directors

10.14*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.		Form 8-K (Exhibit 10.2)	7/22/2016	001-33277

10.15*	Letter Agreement, dated April 13, 2016, by and between the Company and Paul A. Friedman, M.D.		Form 8-K (Exhibit 10.3)	7/22/2016	001-33277

10.16*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	7/22/2016	001-33277

21.1	List of Subsidiaries.		Form 10-K (Exhibit 21.1)	2/23/2023	001-33277

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

4

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

*	Indicates a management contract, compensatory plan or arrangement.
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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS INC.

Date: March 3, 2023	By:	/s/ PAUL A. FRIEDMAN, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL A. FRIEDMAN, M.D. Paul A. Friedman, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 3, 2023

/s/ ALEX G. HOWARTH Alex G. Howarth	Chief Financial Officer (Principal Accounting and Financial Officer)	March 3, 2023

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
February 23, 2023
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
13. Subsequent Event
On February 3, 2023,
the Company entered into the First Amendment (the “Amendment”) to the Loan Facility described in Footnote 6 (as amended, the “Amended Loan Facility”). Under the terms of the Loan

F-2
1

Facility, the first $
50.0
 million tranche was drawn at closing in May 2022
.

Under the Amended Loan Facility,
an additional $
35.0
 million
was drawn

under
a
second,

expanded,

$
65.0
 million tranche (“Tranche 2”)

in February
of
2023
following
 the Company’s achievement of the Phase 3 clinical development milestone
.

The Company has the ability to draw an additional $
15.0
 million under Tranche 2 by June 19, 2023 and an additional $
15.0
 million under Tranche 2 by September 30, 2023 (for a total of $
30.0
 million in additional committed Tranche 2 capacity). The third tranche (“Tranche 3”) of $
75.0

million remains unchanged by the Amendment, and such borrowings are available subject to the Company obtaining a certain FDA approval for resmetirom. Coincident with the expansion of Tranche 2 borrowing capacity by

$
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
, 2023.

F-22