Form 10-Q
period 2023-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2023-05-09
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, the registrant had 18,289,173 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$113,308	$331,549
Marketable securities	216,169	27,225
Prepaid expenses and other current assets	1,807	2,595

Total current assets	331,284	361,369
Property and equipment, net	512	601
Right-of-use asset	653	602

Total assets	$332,449	$362,572

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,128	$23,831
Accrued expenses	85,567	91,461
Lease liability	653	602

Total current liabilities	98,348	115,894
Long term liabilities:
Loan payable, net of discount	83,965	49,289

Total long term liabilities	83,965	49,289

Total liabilities	182,313	165,183

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2023 and December 31, 2022; 2,369,797 and 2,369,797 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2023 and December 31, 2022; 18,283,074 and 18,102,523 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in-capital	1,189,776	1,160,079
Accumulated other comprehensive loss	(86)	(32)
Accumulated deficit	(1,039,556)	(962,660)

Total stockholders’ equity	150,136	197,389

Total liabilities and stockholders’ equity	$332,449	$362,572

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	62,154	47,929
General and administrative	16,182	9,658

Total operating expenses	78,336	57,587

Loss from operations	(78,336)	(57,587)
Interest income	3,776	69
Interest expense	(2,336)	—

Net loss	$(76,896)	$(57,518)

Net loss per common share:
Basic and diluted net loss per common share	$(4.23)	$(3.36)
Basic and diluted weighted average number of common shares outstanding	18,187,924	17,103,395
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022

Net Loss	$(76,896)	$(57,518)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(54)	(322)

Comprehensive loss	$(76,950)	$(57,840)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	180,551	—	17,903	—	—	17,903
Compensation expense related to stock options for services	—	—	—	—	11,250	—	—	11,250
Unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)
Hercules warrant	—	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	—	(76,896)	(76,896)

Balance at March 31, 2023	2,369,797	$—	18,283,074	$2	$1,189,776	$(86)	$(1,039,556)	$150,136

Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Compensation expense related to stock options for services	—	—	—	—	7,477	—	—	7,477
Unrealized loss on marketable securities	—	—	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	—	—	(57,518)	(57,518)

Balance at March 31, 2022	1,969,797	$—	17,103,395	$2	$870,972	$(402)	$(724,828)	$145,744

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(76,896)	$(57,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,250	7,477
Depreciation and amortization expense	124	107
Amortization of debt issuance costs and discount	433	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	788	121
Accounts payable	(11,703)	1,400
Accrued expense	(5,894)	(1,606)
Accrued interest, net of interest received on maturity of investments	(2,169)	106

Net cash used in operating activities	(84,067)	(49,913)

Cash flows from investing activities:
Purchases of marketable securities	(198,822)	(37,567)
Sales and maturities of marketable securities	11,993	93,545
Purchases of property and equipment, net of disposals	(35)	(52)

Net cash provided by (used in) investing activities	(186,864)	55,926

Cash flows from financing activities:
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	17,903	—
Proceeds from issuance of loan payable	35,000	—
Payment of debt issuance costs	(213)	—

Net cash provided by financing activities	52,690	—

Net increase (decrease) in cash and cash equivalents	(218,241)	6,013
Cash and cash equivalents at beginning of period	331,549	36,269

Cash and cash equivalents at end of period	$113,308	$42,282

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
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that we will have for the full year ending December 31, 2023 or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2022.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale
securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2023 and 2022, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2023 and 2022, the Company did not have any realized gains or losses on marketable securities.
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
As of March 31, 2023, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the three months ended March 31, 2023 and 2022, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2023 and December 31, 2022, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of our drug, and conducted clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates.
Patents
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s consolidated statements of operations.

Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the grant date fair value of stock options and restricted stock units granted to employees, officers, and directors. Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. The Company uses the simplified method for determining the expected lives of options. Expected volatility is based upon an industry estimate or blended rate including the Company’s historical trading activity. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated
at least annually and the forfeiture rate is adjusted as necessary.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022

Common stock options	2,676,598	2,878,399
Restricted stock units	199,125	—
Preferred stock	2,369,797	1,969,797
Warrants	17,352	—
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

The Company has incurred losses since inception, including approximately $76.9 million for the three months ended March 31, 2023, resulting in an accumulated deficit of approximately $1,040 million as of March 31, 2023. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. The Company believes that its cash, cash equivalents and marketable securities at March 31, 2023 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$10,094	$—	$—	$10,094
Money market funds (Level 1)	84,750	—	—	84,750
Corporate debt securities due within 3 months of date of purchase (Level 2)	18,464	—	—	18,464

Total cash and cash equivalents	113,308	—	—	113,308
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	207,138	7	(96)	207,049
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	9,117	3	—	9,120

Total cash, cash equivalents and marketable securities	$329,563	$10	$(96)	$329,477

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$15,100	$—	$—	$15,100
Money market funds (Level 1)	316,449	—	—	316,449

Total cash and cash equivalents	331,549	—	—	331,549
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	27,257	7	(39)	27,225

Total cash, cash equivalents and marketable securities	$358,806	$7	$(39)	$358,774

5. Accrued Liabilities
Accrued liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Contract research organization costs	$57,984	$53,119
Other clinical study related costs	6,638	6,582
Manufacturing and drug supply	2,996	11,262
Compensation and benefits	11,208	14,864
Professional fees	4,741	4,867
Other	2,000	767

Total accrued liabilities	$85,567	$91,461

6. Long Term Debt
In May 2022 the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company also could draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million could be drawn by the Company, subject to the approval of Hercules. The Loan Facility had a minimum interest rate of 7.45% and adjusts with changes in the prime rate. The Company will pay interest-only monthly payments of accrued interest under the Loan Facility for a period of 30 months, which period may be extended to 36, 48, and 60 months upon the successive achievement of certain clinical and regulatory milestones and if the Company maintains compliance with applicable covenants. The Loan Facility matures in May 2026 and may be extended an additional year upon the achievement of certain clinical and regulatory milestones. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
On February 3, 2023, the Company entered into the First Amendment (the “Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, an additional $35.0 million was drawn under a second, expanded, $65.0 million tranche (“Tranche 2”) in February of 2023 following the Company’s achievement of the Phase 3 clinical development milestone. The Company has the ability to draw an additional $15.0 million under Tranche 2 by June 19, 2023 and an additional $15.0 million under Tranche 2 by September 30, 2023 (for a total of $30.0 million in additional committed Tranche 2 capacity). The third tranche (“Tranche 3”) of $75.0 million remains unchanged by the Amendment, and such borrowings are available subject to the Company obtaining a certain FDA approval for resmetirom. Coincident with the expansion of Tranche 2 borrowing capacity by $15 million, the Amendment reduced the fourth tranche under the Loan Facility (“Tranche 4”) by $15.0 million to $60.0 million , which amount is available subject to Hercules’ sole discretion. In connection with the $35.0 million drawn under the second tranche at the closing of the Amendment, the Company issued to Hercules and affiliates Tranche 2 Warrants to purchase 2,453 shares of common stock, which had a Black-Scholes value of $0.5 million. The Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. The Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form
8-K
filed with the Securities and Exchange Commission on February 9, 2023.
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

As of March 31, 2023, the outstanding principal under the Loan Facility was $85.0 million. The interest rate as of March 31, 2023 was 10.45%. As of March 31, 2023, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of March 31, 2023 are as follows (in thousands):

Period Ending March 31, 2023:	Amount
2023	$6,772
2024	9,031
2025	58,537
Thereafter	39,356

$113,696
Less amount representing interest	(24,149)
Less unamortized discount	(5,582)

Loans payable, net of discount	$83,965

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
In total, under the 2021 Sales Agreement the Company sold 1,235,943 shares for an aggregate of $199.9 million in gross proceeds, with net proceeds to the Company of approximately $195.8 million after deducting commissions and other transaction costs. Of those shares sold, 738,900 were sold in 2022, and 497,043 were sold in 2021. All shares were sold pursuant to the Company’s effective shelf registration statement and the prospectus supplement relating thereto. As of March 31, 2023, no amounts remained reserved and available for sale under the 2021 Sales Agreement and the related prospectus supplement.
8. Stock-based Compensation
The Company’s 2015 Stock Plan, as amended, is our primary equity incentive compensation plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of March 31, 2023, the Company had restricted stock units and options outstanding to purchase 2,875,723 shares of its common stock, which includes options outstanding under its prior incentive compensation plan, the 2006 Stock Plan. As of March 31, 2023, 690,809 shares were available for future issuance under the 2015 Stock Plan.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares	Weighted average exercise price
Outstanding at January 1, 2023	2,857,054	$81.78
Options granted	5,205	283.08
Options exercised	(180,551)	99.16
Options cancelled	(5,110)	76.07

Outstanding at March 31, 2023	2,676,598	$81.02

Exercisable at March 31, 2023	1,637,134	$75.71
The total cash received by the Company as a result of stock option exercises was $17.9 million and $0 million, respectively, for the three months ended March 31, 2023 and 2022. The total intrinsic value of options exercised was $32.5 million and $0 million, respectively, for the three months ended March 31, 2023 and 2022. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2023 and 2022 were $219.02 and $59.63, respectively.
Restricted Stock Units
The Company’s share-based compensation plan provides for awards of restricted stock units to employees, officers, directors and consultants to the Company. Restricted stock units vest over the service period, and are subject to forfeiture if employment or service terminates before vesting. As of March 31, 2023, the Company had 199,125 restricted stock units outstanding, with a weighted average grant date fair value of $297.18 per unit.,

Stock-Based Compensation Expense
Stock-based compensation expense during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense by type of award:
Stock options	$8,598	$7,477
Restricted stock units	2,652	—

Total stock-based compensation expense	$11,250	$7,477

Effect of stock-based compensation expense by line item:
Research and development	$5,385	$3,187
General and administrative	5,865	4,290

Total stock-based compensation expense included in net loss	$11,250	$7,477

Unrecognized stock-based compensation expense on stock options as of March 31, 2023 was $52.3 million with a weighted average remaining period of 2.42 years.
9. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are payable upon Madrigal achieving specified objectives related to future regulatory approval in the United States and Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the three months ended March 31, 2023 and 2022.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the clinical trials.
10. Subsequent Event
In May 2023, the Company amended the 2021 Agreement (the “2023 Sales Agreement Amendment”), with Cowen, pursuant to which the Company may, from time to time, issue and sell shares of its common stock. The Company is not obligated to make any sales of its common stock under this arrangement. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (the “Registration Statement”) and a prospectus supplement filed pursuant to the Registration Statement. The Sales Agreement Amendment authorizes an additional aggregate offering of up to $
200
million in shares of our common stock, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, and as described in the prospectus supplement.
********** END OF FINANCIAL STATEMENTS **********

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “accelerate,” “achieve,” “allow,” “anticipates,” “appear,” “be,” “believes,” “can,” “continue,” “confidence,” “could,” “demonstrates,” “design,” “estimates,” “expectation,” “expects,” “forecasts,” “future,” “goal,” “help,” “hopeful,” “inform,” “informed,” “intends,” “may,” “might,” “on track,” “planned,” “planning,” “plans,” “positions,” “potential,” “powers,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “will be,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Quarterly Report relate to, among other things,

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
for the year ended December 31, 2022, filed with the SEC on February 23, 2023 (the “2022 Form
10-K”),
as well as in our other filings with the SEC. You should read the 2022 Form
10-K,
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

The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report under “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

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

Our Ongoing and Planned Studies. On March 28, 2019, the Company announced that it had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 220 sites in the United States and the rest of the world. MAESTRO-NASH is a multicenter, randomized, double-blind, placebo-controlled Phase 3 study of resmetirom in patients with liver biopsy-confirmed NASH and was initiated in March 2019. The subpart H portion of the study enrolled more than 1,000 patients with biopsy-proven NASH (at least half with F3 (advanced) fibrosis, the remainder F2 or F1B (moderate fibrosis) with a few earlier F1 patients), randomized 1:1:1 to receive once-daily resmetirom 80 mg, resmetirom 100 mg, or placebo. After 52 weeks of treatment, a second liver biopsy is performed. The dual primary surrogate endpoints on biopsy are NASH resolution with ≥2-point reduction in NAS (NAFLD Activity Score), and with no worsening of fibrosis OR a 1-point decrease in fibrosis with no worsening of NAS. Achievement of either primary endpoint is considered a successful trial outcome. A key secondary endpoint is lowering of LDL-C. All patients enrolled in the

MAESTRO-NASH study (approximately 1,750) continue on therapy after the initial 52-week treatment period for up to 54 months to accrue and measure hepatic clinical outcome events including progression to cirrhosis on biopsy (52 weeks and 54 months) and hepatic decompensation events, as well as all-cause mortality. In December 2022, we reported topline results from the subpart H portion of the study: resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo, as summarized in “- Key Developments” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Key Developments

In April 2023, Madrigal announced that resmetirom has received Breakthrough Therapy designation from the FDA for the treatment of patients with NASH with liver fibrosis. Breakthrough Therapy designation is a process intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy, or over placebo if there is no available therapy. A drug that receives Breakthrough Therapy designation is eligible for more intensive guidance on an efficient drug development program and organizational commitment involving senior managers from FDA.

Also in April 2023, Madrigal announced that the outcomes portion of the Phase 3 MAESTRO-NASH biopsy trial has completed enrollment. Enrollment of the MAESTRO-NASH study was closed at approximately 1,750 patients based on the enrollment target of the 54-month long-term clinical outcome portion of the study.

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

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased period over period in each of 2023 and 2022 and we expect that our research and development expenses may increase in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.

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

We expect that our general and administrative expenses will increase in the future as we expand our operating activities, prepare for commercialization, maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. We expect these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.

Results of Operations

Three months Ended March 31, 2023 and 2022

The following table provides comparative unaudited results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022	$	%

Research and Development Expenses	$62,154	$47,929	14,225	30%
General and Administrative Expenses	16,182	9,658	6,524	68%
Interest (Income)	(3,776)	(69)	3,707	5372%
Interest Expense	2,336	—	2,336	100%

	$76,896	$57,518	19,378	34%

Revenue

We had no revenue for the three months ended March 31, 2023 and 2022.

Research and Development Expenses

Our research and development expenses were $62.2 million for the three months ended March 31, 2023, compared to $47.9 million in the corresponding period in 2022. Research and development expenses increased by $14.2 million in the 2023 period due primarily to the additional activities related to our Phase 3 clinical trials, including MAESTRO-NASH Outcomes for which no expenses were incurred in the prior year quarter, an increase in headcount, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses

Our general and administrative expenses were $16.2 million for the three months ended March 31, 2023, compared to $9.7 million in the corresponding period in 2022. General and administrative expenses increased by $6.5 million in the 2023 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $3.8 million for the three months ended March 31, 2023, compared to $0.1 million in the corresponding period in 2022. The increase in interest income was due primarily to higher principal balances and interest rates in 2023.

Interest Expense

Our interest expense was $2.3 million for the three months ended March 31, 2023, compared to $0 million in the corresponding period in 2022. The increase in interest expense was as a result of the Loan Facility we entered into with Hercules during the second quarter of 2022.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of shares of our common stock and shares of our preferred stock, borrowings under the Loan Facility with Hercules, the issuance of convertible debt and the proceeds from the merger with Synta Pharmaceuticals Corp. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates.

As of March 31, 2023, we had cash, cash equivalents and marketable securities totaling $329.5 million compared to $358.8 million as of December 31, 2022, with this decrease attributable to funding of operations, partially offset by $35.0 million drawn from the Loan Facility with Hercules and proceeds from the exercise of stock options. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, as well as preparation for commercialization, we believe our available cash resources as of March 31, 2023 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we will need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses, as well as commercial preparation investments, if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(84,067)	$(49,913)
Net cash (used in) provided by investing activities	(186,864)	55,926
Net cash provided by financing activities	52,690	—

Net increase (decrease) in cash and cash equivalents	$(218,241)	$6,013

Net cash used in operating activities was $84.1 million for the three months ended March 31, 2023, compared to $49.9 million for the corresponding period in 2022. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used in investing activities was $186.9 million for the three months ended March 31, 2023, compared to $55.9 million provided by for the corresponding period in 2022. Net cash used in investing activities for the three months ended March 31, 2023 consisted of $198.8 million of purchases of marketable securities for our investment portfolio, partially offset by $12.0 million from sales and maturities of marketable securities. Net cash provided by for the corresponding period in 2022 consisted of $93.5 million from sales and maturities of marketable securities, partially offset by $37.6 million of purchases of marketable securities for our investment portfolio.

Net cash provided by financing activities was $52.7 million for the three months ended March 31, 2023, compared to $0 million for the corresponding period in 2022. Financing activities for the three months ended March 31, 2023 consisted of $35.0 million from issuance of the Loan Facility and $17.9 million from proceeds from the exercise of common stock options, partially offset by $0.2 million of loan issuance costs.

Contractual Obligations and Commitments

Except for the future minimum payments due on the Loan Facility with Hercules set forth in “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.

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

There have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023 (the “Annual Report”).

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Form of Tranche 2 Warrant Agreement, dated February 3, 2023, by and among Madrigal Pharmaceuticals, Inc. and Hercules Capital, Inc. and affiliates.	Form 8-K	001-33277	4.1	February 9, 2023

10.1†	Loan and Security Agreement, dated May 9, 2022, as amended by the First Amendment to Loan and Security Agreement, dated February 3, 2023, by and among Madrigal Pharmaceuticals, Inc., Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.	Form 8-K	001-33277	10.1	February 9, 2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: May 9, 2023	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Alex G. Howarth
Alex G. Howarth
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)