Form 10-Q
period 2023-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2023-08-08
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of
August 3
, 2023, the registrant had 18,471,233 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$77,196	$331,549
Marketable securities	221,222	27,225
Prepaid expenses and other current assets	3,177	2,595

Total current assets	301,595	361,369
Property and equipment, net	455	601
Right-of-use asset	411	602

Total assets	$302,461	$362,572

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,534	$23,831
Accrued expenses	81,761	91,461
Lease liability	411	602

Total current liabilities	99,706	115,894
Long term liabilities:
Loan payable, net of discount	99,249	49,289

Total long term liabilities	99,249	49,289

Total liabilities	198,955	165,183

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2023 and December 31, 2022; 2,369,797 and 2,369,797 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2023 and December 31, 2022; 18,459,033 and 18,102,523 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in-capital	1,228,949	1,160,079
Accumulated other comprehensive loss	(89)	(32)
Accumulated deficit	(1,125,356)	(962,660)

Total stockholders’ equity	103,506	197,389

Total liabilities and stockholders’ equity	$302,461	$362,572

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	68,605	58,499	130,759	106,428
General and administrative	17,845	11,774	34,027	21,432

Total operating expenses	86,450	70,273	164,786	127,860

Loss from operations	(86,450)	(70,273)	(164,786)	(127,860)
Interest income	3,551	323	7,327	392
Interest expense	(2,901)	(780)	(5,237)	(780)

Net loss	$(85,800)	$(70,730)	$(162,696)	$(128,248)

Net loss per common share:
Basic and diluted net loss per common share	$(4.69)	$(4.14)	$(8.91)	$(7.50)
Basic and diluted weighted average number of common shares outstanding	18,310,952	17,103,395	18,249,778	17,103,395
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Loss	$(85,800)	$(70,730)	$(162,696)	$(128,248)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(3)	(45)	(57)	(367)

Comprehensive loss	$(85,803)	$(70,775)	$(162,753)	$(128,615)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	180,551	—	17,903	—	—	17,903
Compensation expense related to stock options for services	—	—	—	—	11,250	—	—	11,250
Unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)
Hercules warrant	—	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	—	(76,896)	(76,896)

Balance at March 31, 2023	2,369,797	$—	18,283,074	$2	$1,189,776	$(86)	$(1,039,556)	$150,136
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	85,901	—	21,754	—	—	21,754
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	90,058	—	6,251	—	—	6,251
Compensation expense related to stock options for services	—	—	—	—	10,973	—	—	10,973
Unrealized loss on marketable securities	—	—	—	—	—	(3)	—	(3)
Hercules warrant	—	—	—	—	195	—	—	195
Net loss	—	—	—	—	—	—	(85,800)	(85,800)

Balance at June 30, 2023	2,369,797	$—	18,459,033	$2	$1,228,949	$(89)	$(1,125,356)	$103,506

Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Compensation expense related to stock options for services	—	—	—	—	7,477	—	—	7,477
Unrealized loss on marketable securities	—	—	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	—	—	(57,518)	(57,518)

Balance at March 31, 2022	1,969,797	$—	17,103,395	$2	$870,972	$(402)	$(724,828)	$145,744
Compensation expense related to stock options for services	—	—	—	—	7,944	—	—	7,944
Unrealized loss on marketable securities	—	—	—	—	—	(45)	—	(45)
Hercules warrant	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	—	(70,730)	(70,730)

Balance at June 30, 2022	1,969,797	$—	17,103,395	$2	$879,538	$(447)	$(795,558)	$83,535

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(162,696)	$(128,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,223	15,421
Depreciation and amortization expense	250	217
Amortization of debt issuance costs and discount	987	178
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(582)	(1,442)
Accounts payable	(6,297)	(10,086)
Accrued expense	(9,700)	16,788
Accrued interest, net of interest received on maturity of investments	(3,562)	(101)

Net cash used in operating activities	(159,377)	(107,273)

Cash flows from investing activities:
Purchases of marketable securities	(290,696)	(116,496)
Sales and maturities of marketable securities	100,204	191,813
Purchases of property and equipment, net of disposals	(104)	(155)

Net cash provided by (used in) investing activities	(190,596)	75,162

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	21,754	—
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	24,154	—
Proceeds from issuance of loan payable	50,000	50,000
Payment of debt issuance costs	(288)	(886)

Net cash provided by financing activities	95,620	49,114

Net increase (decrease) in cash and cash equivalents	(254,353)	17,003
Cash and cash equivalents at beginning of period	331,549	36,269

Cash and cash equivalents at end of period	$77,196	$53,272

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$—	$583
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale
securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the six months ended June 30, 2023 and 2022, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the six months ended June 30, 2023 and 2022, the Company did not have any realized gains or losses on marketable securitie
s.
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
As of June 30, 2023, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the six months ended June 30, 2023 and 2022, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2023 and December 31, 2022, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Common stock options	2,583,540	2,976,545
Restricted stock units	222,300	—
Preferred stock	2,369,797	1,969,797
Warrants	18,403	14,899
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

The Company has incurred losses since inception, including approximately $162.7 million for the six months ended June 30, 2023, resulting in an accumulated deficit of approximately $1,125 million as of June 30, 2023. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. The Company believes that its cash, cash equivalents and marketable securities at June 30, 2023 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved
.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$8,185	$—	$—	$8,185
Money market funds (Level 1)	69,011	—	—	69,011

Total cash and cash equivalents	77,196	—	—	77,196
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	144,036	13	(105)	143,944
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	77,275	6	(3)	77,278

Total cash, cash equivalents and marketable securities	$298,507	$19	$(108)	$298,418

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value

Cash and cash equivalents:
Cash (Level 1)	$15,100	$—	$—	$15,100
Money market funds (Level 1)	316,449	—	—	316,449

Total cash and cash equivalents	331,549	—	—	331,549
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	27,257	7	(39)	27,225

Total cash, cash equivalents and marketable securities	$358,806	$7	$(39)	$358,774

5. Accrued Liabilities
Accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Contract research organization costs	$58,050	$53,119
Other clinical study related costs	3,605	6,582
Manufacturing and drug supply	3,556	11,262
Compensation and benefits	5,453	14,864
Professional fees	9,494	4,867
Other	1,603	767

Total accrued liabilities	$81,761	$91,461

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
On February 3, 2023, the Company entered into the First Amendment (the “Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, an additional $35.0 million was drawn under a second, expanded, $65.0 million tranche (“Tranche 2”) in February of 2023 following the Company’s achievement of the Phase 3 clinical development milestone. An additional $15.0 million was drawn under Tranche 2 in June of 2023. The Company has the ability to draw the remaining $15.0 million available under Tranche 2 by September 30, 2023 in accordance with the Amended Loan Facility.
The third tranche (“Tranche 3”) of $75.0 million remains unchanged by the Amendment, and such borrowings are available subject to the Company obtaining a certain FDA approval for resmetirom. Coincident with the expansion of Tranche 2 borrowing capacity by $15 million, the Amendment reduced the fourth tranche under the Loan Facility (“Tranche 4”) by $15.0 million to $60.0 million , which amount is available subject to Hercules’ sole discretion. In connection with the $35.0 million drawn under
Tranche 2
at the closing of the Amendment and $15.0 million drawn in June of 2023, the Company issued to Hercules and affiliates Tranche 2 Warrants to purchase 3,504 shares of common stock, which had a Black-Scholes value of $0.7 million. The Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. The Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form
8-K
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

As of June 30, 2023, the outstanding principal under the Loan Facility was $100.0 million. The interest rate as of June 30, 2023 was 10.70%. As of June 30, 2023, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of June 30, 2023 are as follows (in thousands):

Period Ending June 30, 2023:	Amount
2023 (remaining six months)	$5,372
2024	10,878
2025	69,044
Thereafter	46,363

$131,657
Less amount representing interest	(26,307)
Less unamortized discount	(6,101)

Loans payable, net of discount	$99,249

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

At-The-Market
Issuance Sales Agreement
In June 2021, the Company entered into an
at-the-market
sales agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2021 Sales Agreement initially
authorized an aggregate offering of up to $200 million in shares of our common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2021 Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed).
In December 2022, the Company sold 738,900 shares
 of common stock
under the 2021 Sales Agreement for an aggregate of $159.1 million in gross proceeds, with net proceeds to the Company of $155.9 million after deducting commissions and other transaction costs. In total, under the 2021 Sales Agreement the Company sold 1,235,943 shares for an aggregate of $199.9 million in gross proceeds, with net proceeds to the Company of approximately $195.8 million after deducting commissions and other transaction costs through December 31, 2022.
Of those shares sold, 738,900 were sold in 2022, and 497,043 were sold in 2021. All shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3 (the “Registration Statement”) and
 the prospectus supplement relating thereto. As of June 30, 2023, no amounts remained reserved and available for sale under the 2021 Sales Agreement and the related prospectus supplement.
In May 2023, the Company amended the 2021 Agreement (the “Sales Agreement
 Amendment
”), with Cowen, pursuant to which the Company may, from time to time, issue and sell in additional $200 million in
shares of its common stock. The Company is not obligated to make any sales of its common stock under this arrangement. Any shares sold will be sold pursuant to the Company’s effective
Registration Statement
on Form
S-3
(the “Registration Statement”) and prospectus supplement filed pursuant to the Registration Statement. The Sales Agreement Amendment authorizes sales of
shares of our common stock, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, and as described in the prospectus supplement. In total, under the Sales Agreement
 Amendment,
the Company sold 85,901 shares for an aggregate of $22.4 million in gross proceeds, with net proceeds to the Company of approximately $21.8 million after deducting commissions and other transaction costs. All shares were sold pursuant to the Company’s effective
Registration Statement
and the prospectus supplement relating thereto. As of June 30, 2023, $177.6 million remained reserved and available for sale under the 2023 Sales Agreement

Amendment
and the Company’s related prospectus supplement.
8. Stock-based Compensation
The Company’s 2015 Stock Plan, as amended, is our primary equity incentive compensation plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of June 30, 2023, the Company had restricted stock units and options outstanding to purchase an aggregate of
2,805,840 shares of its common stock, which includes options outstanding under its prior incentive compensation plan, the 2006 Stock Plan. As of June 30, 2023, 670,634 shares were available for future issuance under the 2015 Stock Plan.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Shares	Weighted average exercise price
Outstanding at January 1, 2023	2,857,054	$81.78
Options granted	5,205	283.08
Options exercised	(270,609)	89.26
Options cancelled	(8,110)	84.12

Outstanding at June 30, 2023	2,583,540	$81.40

Exercisable at June 30, 2023	1,719,944	$76.62

The total cash received by the Company as a result of stock option exercises was $21.8 million and $0 million, respectively, for the six months ended June 30, 2023 and 2022. The total intrinsic value of options exercised was $48.9 million and $0 million, respectively, for the six months ended June 30, 2023 and 2022. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2023 and 2022 were $219.02 and $55.84, respectively.
Restricted Stock Units
The Company’s share-based compensation plan provides for awards of restricted stock units to employees, officers, directors and consultants to the Company. Restricted stock units vest over the service period, and are subject to forfeiture if employment or service terminates before vesting. As of June 30, 2023, the Company had 222,300 restricted stock units outstanding, with a weighted average grant date fair value of $294.19 per unit.
Stock-Based Compensation Expense
Stock-based compensation expense during the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Stock options	$7,431	$7,944	$16,029	$15,421
Restricted stock units	3,542	—	6,194	—

Total stock-based compensation expense	$10,973	$7,944	$22,223	$15,421

Effect of stock-based compensation expense by line item:
Research and development	$5,184	$3,301	$10,570	$6,488
General and administrative	5,789	4,643	11,653	8,933

Total stock-based compensation expense included in net loss	$10,973	$7,944	$22,223	$15,421

Unrecognized stock-based compensation expense as of June 30, 2023 was $98.2 million with a weighted average remaining period of 2.90 years.
9. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are payable upon Madrigal achieving specified objectives related to future regulatory approval in the United States and Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the six months ended June 30, 2023 and 2022.
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

On December 18, 2019 the Company announced it had opened for enrollment MAESTRO-NAFLD-1, a 52-week, non-invasive, multi-center, double-blind, placebo-controlled Phase 3 clinical study of patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers. Secondary endpoints include LDL cholesterol, lipid biomarkers, MRI-PDFF, NASH and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study (discussed below under “—Our Ongoing and Planned Studies”), with resmetirom doses of 80 mg or 100 mg or placebo. Enrollment objectives for this study were exceeded, with approximately 1,300 patients enrolled overall. Using noninvasive measures, MAESTRO-NAFLD-1 was designed to provide incremental safety information to support the NASH indication as well as provide additional data regarding clinically relevant key secondary efficacy endpoints to better characterize the potential clinical benefits of resmetirom on cardiovascular- and liver-related endpoints. In November of 2021, we reported data from the open label non-cirrhotic arm of MAESTRO-NAFLD-1, and in January 2022 we announced that we achieved primary and secondary endpoints for the double-blind portion of MAESTRO-NAFLD-1.

An additional open-label active treatment arm in 180 patients with early (well-compensated) NASH cirrhosis was conducted. Resmetirom was safe and well tolerated in the MAESTRO-NAFLD-1 open-label cohort of patients with well-compensated NASH cirrhosis. As observed in patients with noncirrhotic NASH, mild GI adverse events were seen at the beginning of therapy. Resmetirom reduced LDL-C, other atherogenic lipids and lipoproteins, and MRI-PDFF in patients with NASH cirrhosis and also reduced liver and spleen volume.

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

Key Developments

In July 2023, Madrigal announced the completion of the rolling submission of its New Drug Application (NDA) to the FDA for resmetirom for the treatment of adults with NASH with liver fibrosis, a disease with no approved therapy. Madrigal has requested a priority review of the resmetirom NDA.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2023	2022	$	%
Research and Development Expenses	$68,605	$58,499	10,106	17%
General and Administrative Expenses	17,845	11,774	6,071	52%
Interest (Income)	(3,551)	(323)	3,228	999%
Interest Expense	2,901	780	2,121	272%

	$85,800	$70,730	15,070	21%

Revenue

We had no revenue for the three months ended June 30, 2023 and 2022.

Research and Development Expenses

Our research and development expenses were $68.6 million for the three months ended June 30, 2023, compared to $58.5 million in the corresponding period in 2022. Research and development expenses increased by $10.1 million in the 2023 period due primarily to the additional activities related to our Phase 3 clinical trials, including MAESTRO-NASH Outcomes, an increase in headcount, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses

Our general and administrative expenses were $17.8 million for the three months ended June 30, 2023, compared to $11.8 million in the corresponding period in 2022. General and administrative expenses increased by $6.1 million in the 2023 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $3.6 million for the three months ended June 30, 2023, compared to $0.3 million in the corresponding period in 2022. The increase in interest income was due primarily to higher principal balances and interest rates in 2023.

Interest Expense

Our interest expense was $2.9 million for the three months ended June 30, 2023, compared to $0.8 million in the corresponding period in 2022. The increase in interest expense was primarily as a result of higher outstanding principal balances during the period under the Loan Facility with Hercules.

Six Months Ended June 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2023	2022	$	%
Research and Development Expenses	$130,759	$106,428	24,331	23%
General and Administrative Expenses	34,027	21,432	12,595	59%
Interest (Income)	(7,327)	(392)	6,935	1769%
Interest Expense	5,237	780	4,457	571%

	$162,696	$128,248	34,448	27%

Revenue

We had no revenue for the six months ended June 30, 2023 and 2022.

Research and Development Expenses

Our research and development expenses were $130.8 million for the six months ended June 30, 2023, compared to $106.4 million in the corresponding period in 2022. Research and development expenses increased by $24.3 million in the 2023 period due primarily to the additional activities related to our Phase 3 clinical trials, including MAESTRO-NASH Outcomes, an increase in headcount, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses

Our general and administrative expenses were $34.0 million for the six months ended June 30, 2023, compared to $21.4 million in the corresponding period in 2022. General and administrative expenses increased by $12.6 million in the 2023 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we advance our clinical and preclinical development programs for resmetirom, prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $7.3 million for the six months ended June 30, 2023, compared to $0.4 million in the corresponding period in 2022. The increase in interest income was due primarily to higher principal balances and interest rates in 2023.

Interest Expense

Our interest expense was $5.2 million for the six months ended June 30, 2023, compared to $0.8 million in the corresponding period in 2022. The increase in interest expense was primarily as a result of higher outstanding principal balances during the period under the Loan Facility with Hercules.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities totaling $298.4 million compared to $358.8 million as of December 31, 2022, with this decrease attributable to funding of operations, partially offset by $50.0 million drawn from the Loan Facility with Hercules, proceeds from the exercise of stock options, and proceeds from the at-the-market sales agreement with Cowen and Company, LLC (“Cowen”). Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, as well as preparation for commercialization, we believe our available cash resources as of June 30, 2023 will be sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we will need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses, as well as commercial preparation investments, if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

At-the-Market Sales Agreement

On May 9, 2023, the Company entered into Amendment No. 1 (the “Amendment”) to the Sales Agreement, dated June 1, 2021 (as amended, the “Sales Agreement”) with Cowen, which Amendment increased by up to an additional $200,000,000 the amount of common stock that can be issued and sold by the Company from time to time through or to Cowen under the Sales Agreement, acting as agent or principal.

Sales of our common stock, if any, under the Sales Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company has no obligation to sell any common stock and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement pursuant to its terms.

Loan Facility

Please see “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on our Loan Facility with Hercules.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(159,377)	$(107,273)
Net cash provided by (used in) investing activities	(190,596)	75,162
Net cash provided by financing activities	95,620	49,114

Net increase (decrease) in cash and cash equivalents	$(254,353)	$17,003

Net cash used in operating activities was $159.4 million for the six months ended June 30, 2023, compared to $107.3 million for the corresponding period in 2022. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used in investing activities was $190.6 million for the six months ended June 30, 2023, compared to $75.2 million provided by for the corresponding period in 2022. Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $290.7 million of purchases of marketable securities for our investment portfolio, partially offset by $100.2 million from sales and maturities of marketable securities. Net cash provided by investing activities for the corresponding period in 2022 primarily consisted of $191.8 million from sales and maturities of marketable securities, partially offset by $116.5 million of purchases of marketable securities for our investment portfolio.

Net cash provided by financing activities was $95.6 million for the six months ended June 30, 2023, compared to $49.1 million for the corresponding period in 2022. Financing activities for the six months ended June 30, 2023 consisted of $50.0 million from borrowings under the Loan Facility, $24.2 million of proceeds from the exercise of common stock options, and $21.8 million from sales of our common stock under the 2023 Sales Agreement, partially offset by $0.3 million of loan issuance costs.

Contractual Obligations and Commitments

Except for the future minimum payments due on the Loan Facility with Hercules set forth in “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.

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

In May 2022 we entered into the Loan Facility, which has an interest rate that is linked to the prime rate. We do not believe that we have any material exposure to interest rate risk given the current principal amount of the loan.

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

Except as set forth below, there have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

Funds affiliated with Baker Bros. Advisors LP hold a significant portion of our total outstanding shares of common stock (including shares of our common stock issuable upon conversion of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock), and any sale of such shares into the market, or perception that sales could occur, in the future could cause the market price of our common stock to drop significantly.

Pursuant to a Registration Rights Agreement, dated August 7, 2023, among the Company, 667, L.P. and Baker Brothers Life Sciences, L.P., the Company filed with the SEC on August 8, 2023 a prospectus supplement to the prospectus that forms a part of its effective registration statement on Form S-3 registering for resale up to 3,914,910 shares of our common stock (which includes 1,969,797 shares of common stock issuable upon the conversion of our Series A Convertible Preferred Stock and 400,000 shares of common stock issuable upon the conversion of our Series B Convertible Preferred Stock, each of which are common stock equivalents with no voting rights, that are convertible into shares of common stock on a 1-for-1 basis only to the extent that after giving effect to such conversion the holders thereof and their affiliates and any persons who are members of a Section 13(d) group with the holders or their affiliates would beneficially own (in the aggregate, for purposes of Rule 13d-3 under the Exchange Act) no more than 4.99% of the outstanding common stock, which may be increased or decreased up to 19.99% at the holder’s election on 61 days’ notice and certain limitations) owned by funds affiliated with Baker Bros. Advisors LP (“Baker Bros.”). This represents approximately 18.8% of our total outstanding shares of common stock as of July 31, 2023 on a fully as-converted to common stock basis. Sales of a substantial number of shares of our common stock in the public market by Baker Bros., or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales by Baker Bros., or any perception that sales may occur, may have on the prevailing market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June of 2023, in accordance with the terms of its Loan and Security Agreement, as amended, (the “Loan Facility”) with Hercules Capital, Inc. (“Hercules”) the Company issued Hercules and affiliates warrants to purchase 1,051 shares of its common stock at an exercise price of $285.31 per share. The warrant had a Black-Scholes value of $0.2 million, and was issued as consideration in connection with the Company’s borrowing of $15 million under the second tranche of the Loan Facility (as described in “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

All warrants issued to Hercules under the Loan Facility have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On June 15, 2023, Julian Baker and Raymond Cheong, Ph.D./MD were appointed to the Board as Class III directors and will serve terms lasting until the Company’s Annual Meeting of Stockholders to be held in 2025, and until their respective successors have been elected and qualified. The same day the Board determined that it was appropriate for the Company to institute changes to its Board governance structure and implement a separation of the Chairman and Chief Executive Officer functions. Effective June 15, 2023, Julian Baker was appointed to serve as the independent Chairman of the Board of Directors and Paul A. Friedman, M.D. continued service as the Company’s Chief Executive Officer and as a Class I director on the Board until the Company’s Annual Meeting of Stockholders to be held in 2026, and until his successor has been elected and qualified.

Mr. Baker and Dr. Cheong are affiliated with Baker Bros. Advisors LP and its related funds (collectively, “Baker Bros.”), which are significant owners of the Company’s capital stock, as disclosed in SEC filings. Mr. Baker is a managing member of the general partner of Baker Bros. Advisors LP., and Dr. Cheong is a Managing Director at Baker Brothers Investments. In connection with the appointment of Mr. Baker and Dr. Cheong to the Board, Baker Bros. waived rights under that certain Securities Purchase Agreement, dated June 20, 2017 (the “2017 SPA”), as amended by Amendments No. 1 and 2 (collectively, the “SPA”), to designate a director to the Board while Mr. Baker or Dr. Cheong are on the Board or to appoint a Board observer subject the SPA, while Mr. Baker or Dr. Cheong are on the Board or serving as a Board observer.

Registration Rights Agreement Signing; Resale Prospectus Filing

Pursuant to the terms of the 2017 SPA, the Company agreed with certain fund affiliates of Baker Bros. (the “Baker Bros. Funds” or “BBA Investors”) that if the BBA Investors determined, based on the totality of the circumstances, that they may be deemed to be “affiliates” of the Company within the meaning of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), whether through the exercise of their board designation rights under the SPA or otherwise, the Company would enter into the registration rights agreement with the BBA Investors in the form attached to the 2017 SPA (the “Registration Rights Agreement”). The BBA Investors informed the Company prior to the filing of this Form 10-Q they may be deemed to be “affiliates” of the Company and thereafter entered into the Registration Rights Agreement with the Company on August 7, 2023 covering certain resale registration rights with respect to shares of the Company’s common stock (including shares of common stock issuable upon the conversion of any securities of the Company) that are now held or are hereafter acquired by the BBA Investors (the “Registrable Securities”).

Under the Registration Rights Agreement, and following request by the BBA Investors, the Company filed, in connection with the filing of this Form 10-Q, a resale prospectus supplement to the prospectus that forms a part of the Company’s effective Registration Statement on Form S-3ASR (the “Resale Prospectus”) registering the Registrable Securities for resale in satisfaction of the Company’s obligations under the Registration Rights Agreement. The Resale Prospectus registers or covers for resale up to 3,914,910 shares of our common stock currently owned or that may be acquired upon the conversion of securities beneficially owned by the Baker Bros. Funds (the “Resale Shares”). The Company is obligated under the Registration Rights Agreement to register additional Registrable Securities acquired by the BBA Investors, so the Company may be required to file additional supplements to the Resale Prospectus in the future to increase the number of shares that are covered thereby. The Company is obligated to use its reasonable best efforts to maintain the effectiveness of the Resale Prospectus (or any other appropriate subsequent form registering the Registrable Securities) until the earlier of such time that (i) all Registrable Securities covered by the Resale Prospectus have been sold or may be sold freely without limitations or restrictions as to volume or manner of sale pursuant to Rule 144 of the Securities Act, or (ii) all Registrable Securities covered by the Resale Prospectus otherwise cease to be considered Registrable Securities pursuant to the terms of the Registration Rights Agreement. Under the Registration Rights Agreement, the Baker Bros. Funds have the right to one underwritten public offering per calendar year, but no more than three underwritten public offerings in total, to effect the sale or distribution of their Registrable Securities, subject to specified exceptions, conditions and limitations. The rights of the Baker Bros. Funds concerning Registrable Securities under the Registration Rights Agreement will continue in effect for up to ten years following the date of the Registration Rights Agreement.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, which is incorporated by reference as an exhibit to this Form 10-Q and is incorporated herein by reference. The Company is filing herewith a copy of the opinion of Hogan Lovells US LLP regarding the legality of the Resale Shares, attached hereto as an exhibit to this Form 10-Q.

The Company is not offering for sale any shares of common stock under the Resale Prospectus, and the Company will not receive any proceeds from the sale of any Resale Shares by the selling stockholder from time to time pursuant to the resale prospectus.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Madrigal Pharmaceuticals, Inc., as filed on June 16, 2023 with the Secretary of State of the State of Delaware	8-K	001-33277	3.1	June 20, 2023

5.1	Legal Opinion of Hogan Lovells US LLP					X

10.1	Amendment No. 1 to Sales Agreement, dated May 9, 2023, by and between Madrigal Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	001-33277	1.1	May 9, 2023

10.2	Registration Rights Agreement, dated August 7, 2023, by and among Madrigal Pharmaceuticals, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P.					X

10.3	Form of RSU Agreement for Directors					X

10.4	Form of RSU Agreement for Executive Officers					X

10.5	Form of RSU Agreement for Employees					X

23.1	Consent of Hogan Lovells US LLP (included in Exhibit 5.1)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 8, 2023	By:	/s/ Paul A. Friedman, M.D.
Paul A. Friedman, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Alex G. Howarth
Alex G. Howarth
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)