Form 10-Q
period 2023-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2023-11-06
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, the registrant had 19,742,646 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$62,055	$331,549
Marketable securities	170,296	27,225
Prepaid expenses and other current assets	3,118	2,595

Total current assets	235,469	361,369
Property and equipment, net	659	601
Right-of-use asset	1,836	602

Total assets	$237,964	$362,572

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,542	$23,831
Accrued expenses	82,610	91,461
Lease liability	513	602

Total current liabilities	99,665	115,894
Long term liabilities:
Loan payable, net of discount	114,727	49,289
Lease liability	1,323	—

Total long term liabilities	116,050	49,289

Total liabilities	215,715	165,183

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2023 and December 31, 2022; 2,369,797 and 2,369,797 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2023 and December 31, 2022; 18,494,192 and 18,102,523 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in-capital	1,246,385	1,160,079
Accumulated other comprehensive loss	(42)	(32)
Accumulated deficit	(1,224,096)	(962,660)

Total stockholders’ equity	22,249	197,389

Total liabilities and stockholders’ equity	$237,964	$362,572

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	70,951	68,271	201,710	174,699
General and administrative	27,583	12,141	61,610	33,573

Total operating expenses	98,534	80,412	263,320	208,272

Loss from operations	(98,534)	(80,412)	(263,320)	(208,272)
Interest income	3,298	717	10,625	1,109
Interest expense	(3,504)	(1,502)	(8,741)	(2,282)

Net loss	$(98,740)	$(81,197)	$(261,436)	$(209,445)

Net loss per common share:
Basic and diluted net loss per common share	$(5.34)	$(4.75)	$(14.27)	$(12.25)
Basic and diluted weighted average number of common shares outstanding	18,476,414	17,103,395	18,326,154	17,103,395
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(98,740)	$(81,197)	$(261,436)	$(209,445)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	47	210	(10)	(157)

Comprehensive loss	$(98,693)	$(80,987)	$(261,446)	$(209,602)

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	180,551	—	17,903	—	—	17,903
Compensation expense related to stock options for services	—	—	—	—	11,250	—	—	11,250
Unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)
Hercules warrant	—	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	—	(76,896)	(76,896)

Balance at March 31, 2023	2,369,797	$—	18,283,074	$2	$1,189,776	$(86)	$(1,039,556)	$150,136
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	85,901	—	21,754	—	—	21,754
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	90,058	—	6,251	—	—	6,251
Compensation expense related to stock options for services	—	—	—	—	10,973	—	—	10,973
Unrealized loss on marketable securities	—	—	—	—	—	(3)	—	(3)
Hercules warrant	—	—	—	—	195	—	—	195
Net loss	—	—	—	—	—	—	(85,800)	(85,800)

Balance at June 30, 2023	2,369,797	$—	18,459,033	$2	$1,228,949	$(89)	$(1,125,356)	$103,506
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	12,200	—	2,731	—	—	2,731
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	22,959	—	1,924	—	—	1,924
Compensation expense related to stock options for services	—	—	—	—	12,660	—	—	12,660
Unrealized loss on marketable securities	—	—	—	—	—	47	—	47
Hercules warrant	—	—	—	—	121	—	—	121
Net loss	—	—	—	—	—	—	(98,740)	(98,740)

Balance at September 30, 2023	2,369,797	$—	18,494,192	$2	$1,246,385	$(42)	$(1,224,096)	$22,249

Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Compensation expense related to stock options for services	—	—	—	—	7,477	—	—	7,477
Unrealized loss on marketable securities	—	—	—	—	—	(322)	—	(322)
Net loss	—	—	—	—	—	—	(57,518)	(57,518)

Balance at March 31, 2022	1,969,797	$—	17,103,395	$2	$870,972	$(402)	$(724,828)	$145,744
Compensation expense related to stock options for services	—	—	—	—	7,944	—	—	7,944
Unrealized loss on marketable securities	—	—	—	—	—	(45)	—	(45)
Hercules warrant	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	—	(70,730)	(70,730)

Balance at June 30, 2022	1,969,797	$—	17,103,395	$2	$879,538	$(447)	$(795,558)	$83,535
Compensation expense related to stock options for services	—	—	—	—	8,122	—	—	8,122
Unrealized loss on marketable securities	—	—	—	—	—	210	—	210
Net loss	—	—	—	—	—	—	(81,197)	(81,197)

Balance at September 30, 2022	1,969,797	$—	17,103,395	$2	$887,660	$(237)	$(876,755)	$10,670

See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(261,436)	$(209,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,883	23,543
Depreciation and amortization expense	385	338
Amortization of debt issuance costs and discount	1,661	491
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(523)	(2,582)
Accounts payable	(7,289)	(2,818)
Accrued expense	(8,851)	24,550
Accrued interest, net of interest received on maturity of investments	(3,127)	(419)

Net cash used in operating activities	(244,297)	(166,342)

Cash flows from investing activities:
Purchases of marketable securities	(359,549)	(130,693)
Sales and maturities of marketable securities	219,595	271,180
Purchases of property and equipment, net of disposals	(443)	(188)

Net cash provided by (used in) investing activities	(140,397)	140,299

Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	24,484	—
Proceeds from the sale of related party stock and exercise of common stock options, net of transaction costs	26,079	—
Proceeds from issuance of loan payable	65,000	50,000
Payment of debt issuance costs	(363)	(886)

Net cash provided by financing activities	115,200	49,114

Net increase (decrease) in cash and cash equivalents	(269,494)	23,071
Cash and cash equivalents at beginning of period	331,549	36,269

Cash and cash equivalents at end of period	$62,055	$59,340

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$1,628	$583
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
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that the Company will have for the full year ending December 31, 2023 or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2022.
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

The Company adjusts the cost of
available-for-sale
debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale
securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the nine months ended September 30, 2023 and 2022, the Company determined it did no
t have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the nine months ended September 30, 2023 and 2022, the Company did not have any realized gains or losses on marketable securities.
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
As of September 30, 2023, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the nine months ended September 30, 2023 and 2022, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2023 and December 31, 2022, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of its drug, and conducted clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates.
Patents
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s consolidated statements of operations.

Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the grant date fair value of stock options, restricted stock units, and other stock-based compensation awards granted to employees, officers, directors, and consultants. Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period.
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
For other stock-based compensation awards granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock achieving or exceeding certain price targets, the Company uses a Monte Carlo simulation model to estimate the grant date fair value and recognize stock compensation expense over the derived service period. The Monte Carlo simulation model requires key inputs for risk-free interest rate, dividend yield, volatility, and expected life.
The assumptions used in computing the fair value of equity awards reflect the Company’s best estimates but involve uncertainties related to market and other conditions. Changes in any of these assumptions may materially affect the fair value of awards granted and the amount of stock-based compensation recognized.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the nine months ended September 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at September 30,
	2023	2022
Common stock options	2,518,612	3,026,163
Restricted stock units	311,767	—
Other stock-based awards	150,000	—
Preferred stock	2,369,797	1,969,797
Warrants	19,454	14,899

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
The Company has incurred losses since inception, including approximately $261.4 million for the nine months ended September 30, 2023, resulting in an accumulated deficit of approximately $1,224.1 million as of September 30, 2023. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In October 2023, the Company completed a public offering and received approximately $472.0 million net cash proceeds. Please see “Note 10 – Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
for more information. The Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and
available-for-sale
marketable securities held by the Company as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$10,670	$—	$—	$10,670
Money market funds (Level 1)	50,636	—	—	50,636
Corporate debt securities due within 3 months of date of purchase (Level 2)	749	—	—	749

Total cash and cash equivalents	62,055	—	—	62,055
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	94,710	9	(42)	94,677
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	74,888	—	(4)	74,884
U.S. government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	740	—	(5)	735

Total cash, cash equivalents and marketable securities	$232,393	$9	$(51)	$232,351

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$15,100	$—	$—	$15,100
Money market funds (Level 1)	316,449	—	—	316,449

Total cash and cash equivalents	331,549	—	—	331,549
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	27,257	7	(39)	27,225

Total cash, cash equivalents and marketable securities	$358,806	$7	$(39)	$358,774

5. Accrued Liabilities
Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Contract research organization costs	$54,479	$53,119
Other clinical study related costs	3,433	6,582
Manufacturing and drug supply	5,030	11,262
Compensation and benefits	9,963	14,864
Professional fees	8,478	4,867
Other	1,227	767

Total accrued liabilities	$82,610	$91,461

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
On February 3, 2023, the Company entered into the First Amendment (the “Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, an additional $35.0 million was drawn under a second, expanded, $65.0 million tranche (“Tranche 2”) in February of 2023 following the Company’s achievement of the Phase 3 clinical development milestone. An additional $15.0 million was drawn under Tranche 2 in June of 2023. The remaining $15.0 million available under Tranche 2 was drawn in September of 2023 in accordance with the Amended Loan Facility. The third tranche (“Tranche 3”) of $75.0 million remains unchanged by the Amendment, and such borrowings are available subject to the Company obtaining a certain FDA approval for resmetirom. Coincident with the expansion of Tranche 2 borrowing capacity by $15.0 million, the Amendment reduced the fourth tranche under the Loan Facility (“Tranche 4”) by $15.0 million to $60.0 million, which amount is available subject to Hercules’ sole discretion. In connection with the $35.0 million drawn under Tranche 2 at the closing of the Amendment,

$15.0 million drawn in June of 2023, and $15.0 million drawn in September of 2023, the Company issued to Hercules and affiliates Tranche 2 Warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million. The Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. The Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form
8-K
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
As of September 30, 2023, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of September 30, 2023 was 10.95%. As of September 30, 2023, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of September 30, 2023 are as follows (in thousands):

Period Ending September 30, 2023:	Amount
2023 (remaining three months)	$3,096
2024	12,802
2025	79,604
Thereafter	53,388

$148,890
Less amount representing interest	(27,737)
Less unamortized discount	(6,426)

Loans payable, net of discount	$114,727

7. Stockholders’ Equity
Common Stock
Each common stockholder is entitled to one vote for each share of common stock held. The common stock will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. Each share of common stock is entitled to receive dividends, as and when declared by the Company’s Board of Directors (the “Board”). The Company has never declared cash dividends on its common stock and does not expect to do so in the foreseeable future.
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
At-The-Market
Issuance Sales Agreement
In June 2021, the Company entered into an
at-the-market
sales agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2021 Sales Agreement initially authorized an aggregate offering of up to $200.0 million in shares of the Company’s common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2021 Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed).
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
(the “Registration Statement”) and the prospectus supplement relating thereto. As of September 30, 2023, no amounts remained reserved and available for sale under the 2021 Sales Agreement and the related prospectus supplement.
In May 2023, the Company amended the 2021 Agreement (the “Sales Agreement Amendment”), with Cowen, pursuant to which the Company may, from time to time, issue and sell in additional $200.0 million in shares of its common stock. The Company is not obligated to make any sales of its common stock under this arrangement. Any shares sold will be sold pursuant to the Registration Statement and prospectus supplement filed pursuant to the Registration Statement. The Sales Agreement Amendment authorizes sales of shares of the Company’s common stock, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an
“at-the-market”
offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, and as described in the prospectus supplement.
During the three months ended September 30, 2023, under the Sales Agreement Amendment, the Company sold 12,200 shares for an aggregate of $2.8 million in gross proceeds, with net proceeds to the Company of approximately $2.7 million after deducting commissions and other transaction costs. During the nine months ended September 30, 2023, and in total under the Sales Agreement Amendment, the Company sold 98,101 shares for an aggregate of $25.2 million in gross proceeds, with net proceeds to the Company of approximately $24.5 million after deducting commissions and other transaction costs. All shares were sold pursuant to the Company’s effective Registration Statement and the prospectus supplement relating thereto. As of September 30, 2023, $174.8 million remained reserved and available for sale under the 2023 Sales Agreement Amendment and the Company’s related prospectus supplement.
8. Stock-based Compensation
2015 Stock Plan
The Company’s 2015 Stock Plan, as amended (the “2015 Stock Plan”), is one of the Company’s equity incentive compensation plans through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of September 30, 2023, 686,125 shares were available for future issuance under the 2015 Stock Plan.

2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The Inducement Plan provides for the granting of non-statutory
stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. As of September 30, 2023, 287,011 shares were available for future issuance under the 2023 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Shares	Weighted average exercise price
Outstanding at January 1, 2023	2,857,054	$81.78
Options granted	5,205	283.08
Options exercised	(293,568)	89.18
Options cancelled	(50,079)	174.61

Outstanding at September 30, 2023	2,518,612	$79.49

Exercisable at September 30, 2023	1,818,817	$74.86
The total cash received by the Company as a result of stock option exercises was $26.2 million and $0.0 million, respectively, for the nine months ended September 30, 2023 and 2022. The total intrinsic value of options exercised was $51.0 million and $0.0 million, respectively, for the nine months ended September 30, 2023 and 2022. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2023 and 2022 were $219.02 and $55.14, respectively.
Restricted Stock Units
The Company’s 2015 Stock Plan provides for awards of restricted stock units to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for awards of restricted stock units to new employees. Restricted stock units vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting. As of September 30, 2023, the Company had 311,767 restricted stock units outstanding, with a weighted average grant date fair value of $256.81 per unit.
Other Stock-Based Awards
The Company’s 2015 Stock Plan provides for other stock-based compensation awards to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for other stock-based compensation awards to new employees. As of September 30, 2023, the Company had 150,000 performance stock units outstanding under the Inducement Plan, with a weighted average grant date fair value of $146.37 per unit.
Outstanding Awards
As of September 30, 2023, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 2,980,379 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and Inducement Plan.

Stock-Based Compensation Expense
Stock-based compensation expense during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Stock options	$8,375	$8,122	$24,404	$23,543
Restricted stock units	3,652	—	9,846	—
Other stock-based awards	633	—	633	—

Total stock-based compensation expense	$12,660	$8,122	$34,883	$23,543

Effect of stock-based compensation expense by line item:
Research and development	$5,133	$3,596	$15,703	$10,084
General and administrative	7,527	4,526	19,180	13,459

Total stock-based compensation expense included in net loss	$12,660	$8,122	$34,883	$23,543

Unrecognized stock-based compensation expense as of September 30, 2023 was $119.3 million with a weighted average remaining period of 2.68 years.
9. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with
Hoffmann-La
Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8 million and are payable upon Madrigal achieving specified objectives related to future regulatory approval in the United States and Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the nine months ended September 30, 2023 and 2022.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of clinical trials and commercialization.
In August 2023, The Company entered into the Fifth Amendment to the Office Lease (the “Lease Amendment”). The Lease Amendment extends the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million ROU asset and lease liabilities were recorded during the nine months ended September 30, 2023.
10. Subsequent Events
On September 28, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein, pursuant to which the Company sold to the underwriters in an underwritten public offering (the “Offering”): (i) 1,248,098 shares of common stock at a public offering price of $151.69 per share, and (ii) pre-funded warrants
(the “Pre-Funded Warrants”)
to purchase 2,048,098 shares of common stock at a public offering price of $151.6899 per Pre-Funded Warrant,
which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant. The
Offering closed on October 3, 2023.
The gross proceeds of the Offering was $500.0 million, and the Company received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by the Company, of approximately $472.0 million. The Company intends to use the net proceeds from the Offering for its clinical and commercial activities in preparation for a potential launch of resmetirom in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.

The Pre-Funded Warrants are
exercisable at any time after the date of issuance. A
holder of Pre-Funded Warrants may
not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may
increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to the Company.
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
including projected market size, sector leadership, and patient treatment estimates for non-alcoholic
steatohepatitis (“NASH”) and nonalcoholic fatty liver disease (“NAFLD”) patients,

•	The timing and completion of projected future clinical milestone events, including enrollment, additional studies, top-line data and open label projections,

•	Resmetirom’s potential to be a cost-effective specialty therapy for NASH patients with significant liver fibrosis (F2/F3),

•	Plans, objectives and timing for making a Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) submission to the FDA,

•	Projections or objectives for obtaining accelerated or full approval for resmetirom for NASH patients with liver fibrosis and NASH patients with compensated cirrhosis,

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

•	Our ability to address the unmet needs of patients suffering from NASH with significant liver fibrosis,

•	The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients,

•	The potential for resmetirom to become the best-in-class and/or first-to-market treatment option for patients with NASH with significant liver fibrosis;

•
Anticipated or estimated future results of operations and expenses, and our long-term liquidity expectations as we expand our resmetirom clinical development program and our commercial development program;

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

•	The potential impact of cyber attacks and other security incidents on our operations or business;

•	Our continued reliance on third-party contract manufacturers for the manufacture of our product candidates, including resmetirom,

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
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical and commercial development of resmetirom; enrollment and trial outlook uncertainties, generally, based on blinded, locked or limited trial data and in relation to
COVID-19-related
measures and individual precautionary measures that may be implemented or continued for an uncertain period of time; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned or to obtain financings on terms similar to those we have arranged in the past; our ability to service our indebtedness and otherwise comply with our debt covenants; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; our ability to prevent and/or mitigate cyber attacks, unauthorized exfiltration of data or other security incidents; limitations associated with early stage or non-placebo
controlled study data; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2022, filed with the SEC on February 23, 2023 (the “2022 Form
10-K”),
as updated by the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2023 and in this Quarterly Report on Form
10-Q,
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

The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report under “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2022, this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

About Madrigal Pharmaceuticals, Inc.

Our Focus. We are a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis, or NASH. Our lead product candidate, resmetirom, is a proprietary, liver-directed, selective thyroid hormone receptor-ß, or THR-ß, agonist being developed as a once-daily oral pill for the treatment of NASH.

Our Patient Market Opportunity. NASH is a serious inflammatory form of nonalcoholic fatty liver disease, or NAFLD. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. Progression of NASH to end stage liver disease will soon surpass all other causes of liver failure requiring liver transplantation. Once a patient with NASH develops significant liver fibrosis (F2/F3), the risk of liver-related mortality increases substantially.

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

On December 18, 2019 we announced we had opened for enrollment MAESTRO-NAFLD-1, a 52-week, non-invasive, multi-center, double-blind, placebo-controlled Phase 3 clinical study of patients with biopsy-confirmed or presumed NASH recruited from sites in the U.S. Key endpoints are safety, including safety biomarkers. Secondary endpoints include LDL cholesterol, lipid biomarkers, MRI-PDFF, NASH and fibrosis biomarkers. Except for serial liver biopsies, the study protocol is similar to the MAESTRO-NASH study (discussed below under “—Our Ongoing and Planned Studies”), with resmetirom doses of 80 mg or 100 mg or placebo. Enrollment objectives for this study were exceeded, with approximately 1,300 patients enrolled overall. Using noninvasive measures, MAESTRO-NAFLD-1 was designed to provide incremental safety information to support the NASH indication as well as provide additional data regarding clinically relevant key secondary efficacy endpoints to better characterize the potential clinical benefits of resmetirom on cardiovascular- and liver-related endpoints. In November of 2021, we reported data from the open label non-cirrhotic arm of MAESTRO-NAFLD-1, and in January 2022 we announced that we achieved primary and secondary endpoints for the double-blind portion of MAESTRO-NAFLD-1.

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

Our Ongoing and Planned Studies. On March 28, 2019, we announced that we had initiated MAESTRO-NASH, a Phase 3 trial in NASH with its once daily, oral thyroid hormone receptor beta selective agonist, resmetirom. This double-blind, placebo-controlled study is being conducted at more than 220 sites in the United States and the rest of the world. MAESTRO-NASH is a multicenter, randomized, double-blind, placebo-controlled Phase 3 study of resmetirom in patients with liver biopsy-confirmed NASH and was initiated in March 2019. The subpart H portion of the study enrolled more than 1,000 patients with biopsy-proven NASH (with the majority having significant liver fibrosis (F2/F3)), randomized 1:1:1 to receive once-daily resmetirom 80 mg, resmetirom 100 mg, or placebo. After 52 weeks of treatment, a second liver biopsy is performed. The dual primary surrogate endpoints on biopsy are NASH resolution with ≥2-point reduction in NAS (NAFLD Activity Score), and with no worsening of fibrosis OR a 1-point decrease in fibrosis with no worsening of NAS. Achievement of either primary endpoint is considered a successful trial outcome. A key secondary endpoint is lowering of LDL-C. All patients enrolled in the MAESTRO-NASH study (approximately 1,750) continue on therapy after the initial 52-week treatment period for up to 54 months to accrue and measure hepatic clinical outcome events including progression to cirrhosis on biopsy (52 weeks and 54 months) and hepatic decompensation events, as well as all-cause mortality. In December 2022, we reported topline results from the subpart H portion of the study: resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo, as summarized in “- Key Developments” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Key Developments

In September 2023, Madrigal announced we had commenced a public underwritten offering of common stock and pre-funded warrants to purchase common stock (the “Offering”). The Offering closed in October 2023. We received gross proceeds totaling $500.0 million. Our net proceeds were $472.0 million, after deducting fees and commissions. We intend to use the net proceeds from the Offering for our clinical and commercial activities in preparation for a potential launch of resmetirom in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.

Also in September 2023, Madrigal announced our Board of Directors (the “Board”) appointed William Sibold as the President and Chief Executive Officer of the Company. In connection with this appointment, the size of the Board was increased to nine, and Mr. Sibold was also appointed a member of the Board. On Mr. Sibold’s start date, he assumed the duties and responsibilities of the Company’s principal executive officer from Paul Friedman, M.D., who served as the Chief Executive Officer since July of 2016. Dr. Friedman continues to serve on the Board as a director of the Company.

Additionally in September 2023, the U.S. Food and Drug Administration (the “FDA”) informed Madrigal that it has accepted for review our New Drug Application (“NDA”) for resmetirom for the treatment of adult patients with NASH with liver fibrosis and granted a Priority Review designation. The FDA has assigned a Prescription Drug User Fee Act (“PDUFA”) date of March 14, 2024, the target date by which the FDA intends to complete its review and take action on the NDA. The FDA noted in its September 2023 correspondence that it is not currently planning to hold an advisory committee meeting to discuss our application.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2023	2022	$	%

Research and Development Expenses	$70,951	$68,271	2,680	4%
General and Administrative Expenses	27,583	12,141	15,442	127%
Interest (Income)	(3,298)	(717)	2,581	360%
Interest Expense	3,504	1,502	2,002	133%

	$98,740	$81,197	17,543	22%

Revenue

We had no revenue for the three months ended September 30, 2023 and 2022.

Research and Development Expenses

Our research and development expenses were $71.0 million for the three months ended September 30, 2023, compared to $68.3 million in the corresponding period in 2022. Research and development expenses increased by $2.7 million in the 2023 period due primarily to the additional activities related to our Phase 3 clinical trials, including MAESTRO-NASH Outcomes, an increase in headcount, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses

Our general and administrative expenses were $27.6 million for the three months ended September 30, 2023, compared to $12.1 million in the corresponding period in 2022. General and administrative expenses increased by $15.4 million in the 2023 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $3.3 million for the three months ended September 30, 2023, compared to $0.7 million in the corresponding period in 2022. The increase in interest income was due primarily to higher principal balances and interest rates in 2023.

Interest Expense

Our interest expense was $3.5 million for the three months ended September 30, 2023, compared to $1.5 million in the corresponding period in 2022. The increase in interest expense was primarily as a result of higher outstanding principal balances during the period under the Loan Facility with Hercules.

Nine Months Ended September 30, 2023 and 2022

The following table provides comparative unaudited results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022	$	%

Research and Development Expenses	$201,710	$174,699	27,011	15%
General and Administrative Expenses	61,610	33,573	28,037	84%
Interest (Income)	(10,625)	(1,109)	9,516	858%
Interest Expense	8,741	2,282	6,459	283%

	$261,436	$209,445	51,991	25%

Revenue

We had no revenue for the nine months ended September 30, 2023 and 2022.

Research and Development Expenses

Our research and development expenses were $201.7 million for the nine months ended September 30, 2023, compared to $174.7 million in the corresponding period in 2022. Research and development expenses increased by $27.0 million in the 2023 period due primarily to the additional activities related to our Phase 3 clinical trials, including MAESTRO-NASH Outcomes, an increase in headcount, and an increase in stock compensation expense. We expect our research and development expenses to increase as we advance our clinical and preclinical development programs for resmetirom.

General and Administrative Expenses

Our general and administrative expenses were $61.6 million for the nine months ended September 30, 2023, compared to $33.6 million in the corresponding period in 2022. General and administrative expenses increased by $28.0 million in the 2023 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses may increase over time as we prepare for commercialization, and expand our operating activities, which will likely result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.

Interest Income

Our net interest income was $10.6 million for the nine months ended September 30, 2023, compared to $1.1 million in the corresponding period in 2022. The increase in interest income was due primarily to higher principal balances and interest rates in 2023.

Interest Expense

Our interest expense was $8.7 million for the nine months ended September 30, 2023, compared to $2.3 million in the corresponding period in 2022. The increase in interest expense was primarily as a result of higher outstanding principal balances during the period under the Loan Facility with Hercules.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of shares of our common stock, shares of our Preferred Stock, issuances of pre-funded warrants, borrowings under the Loan Facility with Hercules, the issuance of convertible debt and the proceeds from the merger with Synta Pharmaceuticals Corp. Our most significant use of capital pertains to salaries and benefits for our employees, including clinical, scientific, operational, financial and management personnel, and external research and development expenses, such as clinical trials and preclinical activity related to our product candidates.

As of September 30, 2023, we had cash, cash equivalents and marketable securities totaling $232.4 million compared to $358.8 million as of December 31, 2022, with this decrease attributable to funding of operations, partially offset by $65.0 million drawn from the Loan Facility with Hercules, proceeds from the exercise of stock options, and proceeds from the at-the-market sales agreement with Cowen and Company, LLC (“Cowen”). In October 2023, we completed a public offering and received an additional $472.0 million net cash proceeds. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, as well as preparation for commercialization, we believe our available cash resources are sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we may need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital, if needed, may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses, as well as commercial preparation investments, if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

At-the-Market Sales Agreement

On May 9, 2023, the Company entered into Amendment No. 1 (the “Sales Agreement Amendment”) to the June 2021 Sales Agreement (the “2021 Sales Agreement”) with Cowen, which the Sales Agreement Amendment increased by up to an additional $200.0 million the amount of common stock that can be issued and sold by the Company from time to time through or to Cowen under the 2021 Sales Agreement, acting as agent or principal.

Sales of our common stock, if any, under the Sales Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. We have no obligation to sell any common stock and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement pursuant to its terms.

During the three months ended September 30, 2023, under the Sales Agreement Amendment, we sold 12,200 shares for an aggregate of $2.8 million in gross proceeds, with net proceeds of approximately $2.7 million after deducting commissions and other transaction costs. During the nine months ended September 30, 2023, and in total under the Sales Agreement Amendment, we sold 98,101 shares for an aggregate of $25.2 million in gross proceeds, with net proceeds to the Company of approximately $24.5 million after deducting commissions and other transaction costs. All shares were sold pursuant to our effective Registration Statement and the prospectus supplement relating thereto. As of September 30, 2023, $174.8 million remained reserved and available for sale under the 2023 Sales Agreement Amendment and our related prospectus supplement.

Loan Facility

Please see “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on our Loan Facility with Hercules.

Cash Flows

The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(244,297)	$(166,342)
Net cash provided by (used in) investing activities	(140,397)	140,299
Net cash provided by financing activities	115,200	49,114

Net increase (decrease) in cash and cash equivalents	$(269,494)	$23,071

Net cash used in operating activities was $244.3 million for the nine months ended September 30, 2023, compared to $166.3 million for the corresponding period in 2022. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Net cash used in investing activities was $140.4 million for the nine months ended September 30, 2023, compared to $140.3 million provided by for the corresponding period in 2022. Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $359.6 million of purchases of marketable securities for our investment portfolio, partially offset by $219.6 million from sales and maturities of marketable securities. Net cash provided by investing activities for the corresponding period in 2022 primarily consisted of $271.2 million from sales and maturities of marketable securities, partially offset by $130.7 million of purchases of marketable securities for our investment portfolio.

Net cash provided by financing activities was $115.2 million for the nine months ended September 30, 2023, compared to $49.1 million for the corresponding period in 2022. Financing activities for the nine months ended September 30, 2023 consisted of $65.0 million from borrowings under the Loan Facility, $26.1 million of proceeds from the exercise of common stock options, and $24.5 million from sales of our common stock under the 2023 Sales Agreement, partially offset by $0.4 million of loan issuance costs. Net cash provided by for the corresponding period in 2022 consisted of $50.0 million from borrowings under the Loan Facility, partially offset by $0.9 million of loan issuance costs.

Underwritten Public Offering Completed on October 3, 2023

On September 28, 2023, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein, pursuant to which we sold to the underwriters in an underwritten public offering (the “Offering”): (i) 1,248,098 shares of common stock at a public offering price of $151.69 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 2,048,098 shares of common stock at a public offering price of $151.6899 per Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant. The Offering closed on October 3, 2023.

The gross proceeds of the Offering was $500.0 million, and we received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by us, of approximately $472.0 million. We intend to use the net proceeds from the Offering for our clinical and commercial activities in preparation for a potential launch of resmetirom in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to us.

Contractual Obligations and Commitments

In August 2023, we entered into the Fifth Amendment to our Office Lease (the “Lease Amendment”). The Lease Amendment extends the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million ROU asset and lease liabilities were recorded during the nine months ended September 30, 2023.

Except as noted above and the future minimum payments due on the Loan Facility with Hercules set forth in “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023.

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

Except as set forth below, there have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 8, 2023.

Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security incidents, which could result in a material disruption of our operations or development programs and could have a material adverse effect on our reputation, business, financial condition or results of operations.

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means, including ransom demands, to affect service reliability and/or threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If such a material event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our operations or development programs and/or produce significant reputational, financial, legal, regulatory, business or operational harm. For example, any loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. For example, on September 26, 2023, we became aware of unauthorized access to part of our information technology network. As part of our investigation into this incident, we engaged and consulted with outside cyber-security professionals and notified relevant law enforcement authorities. We believe, based on our assessment as of the date of this Form 10-Q filing, that: there has been no interruption to our operations or business; there is no evidence that the exfiltrated data was publicly released or is at further risk; and this event had no material adverse effect on the Company. Although we have taken steps after this event, and will take further steps, to further enhance our cybersecurity protections and minimize the impact of any future event, we cannot provide any assurances that future cyber events will not occur, that these security safeguards will be successful, and that future cyber events, to the extent they occur, will not impact our operations or have any material adverse impact on our business. As a result, we may not in the future successfully prevent service interruptions, exfiltrations or data security incidents that could materially adversely affect our business including the events and potential ramifications described in the succeeding paragraph. In addition, our insurance may not cover or be sufficient in type or amount to cover us against claims related to this data exfiltration or any security breaches, cyberattacks and other related breaches, including the costs of responding to and remediating this incident or any other incidents or any other liability that may arise from this incident or any such incident.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, litigation, regulatory enforcement actions, fines, sanctions or other penalties, injunctive relief requiring costly compliance measures, required notification and credit monitoring, public statements against us, third parties to lose trust in us, or claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September of 2023, in accordance with the terms of its Loan and Security Agreement, as amended, (the “Loan Facility”) with Hercules Capital, Inc. (“Hercules”) the Company issued Hercules and affiliates warrants to purchase 1,051 shares of its common stock at an exercise price of $285.31 per share. The warrants had a Black-Scholes value of $0.1 million, and were issued as consideration in connection with the Company’s borrowing of $15.0 million under the second tranche of the Loan Facility (as described in “Note 6 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

All warrants issued to Hercules under the Loan Facility have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated September 28, 2023, by and between Madrigal Pharmaceuticals, Inc. and Goldman Sachs & Co. LLC, as representative of the several underwriters	8-K	001-33277	1.1	October 2, 2023

4.1	Form of Pre-Funded Warrant of Madrigal Pharmaceuticals, Inc.	8-K	001-33277	4.1	October 2, 2023

10.1	Letter Agreement (including agreements attached as exhibits thereto), dated September 7, 2023, by and between Madrigal Pharmaceuticals, Inc. and William Sibold*†	8-K	001-33277	10.1	September 13, 2023

10.2	2023 Inducement Plan†	S-8	333-274459		September 11, 2023

10.3	Form of Stock Option Agreement under 2023 Inducement Plan†	S-8	333-274459		September 11, 2023

10.4	Form of Restricted Stock Unit Agreement under 2023 Inducement Plan†	S-8	333-274459		September 11, 2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

†	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS, INC.

Date: November 6, 2023	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Alex G. Howarth
Alex G. Howarth
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)