Form 10-K
period 2023-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2024-02-28
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
Commission file number: 001-33277
_______________________
MADRIGAL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_______________________

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
_______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was $3,158,123,661. For purposes of this calculation, beneficial ownership by directors and executive officers of the registrant has been excluded as they have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2024, the registrant had 19,897,425 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

Auditor Firm Id: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Philadelphia, Pennsylvania

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “accelerate,” “achieve,” “allow,” “anticipates,” “appear,” “be,” “believes,” “can,” “continue,” “could,” “demonstrates,” “design,” “estimates,” “expectation,” “expects,” “forecasts,” “future,” “goal,” “help,” “hopeful,” “inform,” “informed,” “intends,” “may,” “might,” “on track,” “planned,” “planning,” “plans,” “positions,” “potential,” “powers,” “predicts,” ”predictive,” “projects,” “seeks,” “should,” “will,” “will achieve,” “will be,” “would” or similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Annual Report relate to, among other things,
•Anticipated or estimated future results, including the risks and uncertainties associated with our future operating performance and financial position,
•Our possible or assumed future results of operations and expenses, business strategies and plans (including ex-U.S. launch/partnering plans), capital needs and financing plans, including incurrence of indebtedness and compliance with debt covenants under the Loan and Security Agreement with Hercules Capital, Inc., as agent and lender, market trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things,
•Our ability to delay certain research activities and related clinical expenses as necessary,
•Our projected resources and sufficiency of capital to fund our operating expenses through the projected commercial launch of resmetirom, assuming Food and Drug Administration (“FDA”) approval is obtained;
•Our clinical trials, including the anticipated timing of disclosure, presentations of data from, or outcomes from our trials,
•Research and development activities, and the timing and results associated with the future development of our lead product candidate, resmetirom, including projected market size, sector leadership, and patient treatment estimates for non-alcoholic steatohepatitis (“NASH”) and nonalcoholic fatty liver disease (“NAFLD”) patients,
•The timing and completion of projected future clinical milestone events, including enrollment, additional studies, top-line data and open label projections,
•Resmetirom’s potential to be a cost-effective specialty therapy for NASH patients with significant liver fibrosis (consistent with fibrosis stages 2 and 3),
•Projections or objectives for obtaining accelerated or full approval for resmetirom for NASH patients with significant fibrosis (or non-cirrhotic NASH patients) and NASH patients with compensated cirrhosis, including all statements concerning potential clinical benefit to support accelerated approval and/or potential approval,
•Estimates of patients diagnosed with NASH,
•Our primary and key secondary study endpoints for resmetirom, and the potential for achieving such endpoints and projections, including NASH resolution, safety, fibrosis treatment, cardiovascular effects and lipid treatment with resmetirom,
•The relationship between NASH progression and adverse patient outcomes,
•The estimated clinical burden of uncontrolled NASH,
•Analyses for patients with NASH with significant fibrosis concerning potential progression to cirrhosis, decompensated cirrhosis, liver transplant or death, and cardiovascular risks, comorbidities and outcomes,
•Optimal dosing levels for resmetirom and projections regarding potential NASH or NAFLD and potential patient benefits with resmetirom, including future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment and/or biomarker effects with resmetirom,
•Our ability to address the unmet needs of patients suffering from NASH with significant fibrosis,

•The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients,
•The potential for resmetirom to become the best-in-class and/or first-to-market treatment option for patients with NASH and significant fibrosis,
•Anticipated or estimated future results of operations and expenses, and our long-term liquidity expectations as we expand our resmetirom clinical development program and our commercial development program,
•Strategies, objectives and commercial opportunities, including potential prospects or results,
•Ex-U.S. launch/partnering plans,
•The ability to develop clinical evidence demonstrating the utility of non-invasive tools and techniques to screen and diagnose NASH and/or NAFLD patients,
•The predictive power of liver fat reduction with resmetirom, as measured by non-invasive tests, on NASH resolution and/or fibrosis reduction or improvement, and potential NASH or NAFLD patient risk profile benefits with resmetirom,
•The predictive power of liver fat, liver volume changes or MAST scores for NASH and/or NAFLD patients,
•The predictive power of NASH resolution and/or fibrosis reduction with resmetirom or improvement using non-invasive tests, including the use of ELF, FibroScan, MRE and/or MRI-PDFF,
•The predictive power of non-invasive tests generally, including for purposes of diagnosing NASH, monitoring patient response to resmetirom, or recruiting and conducting a NASH clinical trial,
•Market demand for and acceptance of our products,
•Research, development and commercialization of new products,
•The potential for resmetirom to be an effective treatment for other disease indications,
•Obtaining and maintaining regulatory approvals, including, but not limited to, potential regulatory delays or rejections,
•Risks associated with meeting the objectives of our clinical studies, including, but not limited to our ability to achieve enrollment objectives concerning patient numbers (including an adequate safety database), outcomes objectives and/or timing objectives for our studies, any delays or failures in enrollment, the occurrence of adverse safety events, and the risks of successfully conducting trials that are substantially larger, and have patients with different disease states, than our past trials,
•The potential impact of cyber attacks and other security incidents on our operations or business,
•Our continued reliance on third-party contract manufacturers for the manufacture of our product candidates, including resmetirom,
•Risks related to the effects of resmetirom’s mechanism of action and our ability to accomplish our business and business development objectives and realize the anticipated benefit of any such transactions, and
•Assumptions underlying any of the foregoing.
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
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical and commercial development of resmetirom; enrollment and trial outlook uncertainties, generally, based on blinded, locked or limited trial data; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned or to obtain financings on terms similar to those we have arranged in the past; our ability to service our indebtedness and otherwise comply with our debt covenants; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; our ability to prevent and/or mitigate cybersecurity attacks, unauthorized exfiltration of data or other security incidents; limitations associated with early stage or non-placebo controlled study data; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing; and uncertainties concerning analyses or assessments outside of a controlled clinical trial. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report, as well as in our other filings with the SEC. You should read this Annual Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.
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

RISK FACTORS SUMMARY
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
Risks Relating to our Business

•We have incurred significant operating losses since inception. If we are unable to obtain regulatory approval for and successfully commercialize resmetirom, our business and stock price will be materially harmed.
•If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.
•If approved, we will be highly dependent on the commercial success of resmetirom. We may not be able to meet expectations with respect to sales of our products if approved by the FDA, or attain profitability and positive cash-flow from operations. Furthermore, we operate in a highly competitive industry and our product may become obsolete.
•Any product candidate in our current or future clinical trials may cause unacceptable adverse events or side effects or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.
•Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.
•If the FDA or other applicable regulatory authorities approve generic products that compete with any of our product candidates, the sales of our product candidates would be adversely affected.
•Resmetirom has only been studied in a limited number of patients. Following commercial launch, if approved, resmetirom will be available to a much larger number of patients, and we do not know whether the results of resmetirom’s use in such larger number of patients will be consistent with the results from our clinical studies.
•The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
•The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment. Resulting changes in healthcare law and policy, including recently enacted changes to Medicare, may impact our business in ways that we cannot currently predict.
•If any product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
•If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation by extending the term of patents covering each of our product candidates, our business may be materially harmed.
•If the third parties on which we rely for the conduct of our clinical trials and manufacturing do not perform in accordance with good clinical practices and regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates.
•A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business and operations.
•If we lose key senior management personnel, it could have a material adverse effect on our business and stock price.

Risks Relating to Our Intellectual Property

•Our success depends on our ability to protect our intellectual property and our proprietary technologies. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.
•We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court. We may not be able to protect our intellectual property rights throughout the world.

Risks Relating to Our Financial Position, Need for Capital and Existing Indebtedness

•If we fail to obtain the capital necessary to fund all of our planned operations, we may be unable to successfully develop and commercialize resmetirom and other future product candidates.
•Our failure to comply with the covenants or other terms of the Loan and Security Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect our business

Risks Relating to Ownership of Our Common Stock

•The price of our common stock has been, and may continue to be, volatile.
•A small number of our stockholders own a substantial amount of our outstanding common stock and may be deemed to have substantial control over us; therefore, your ability to influence corporate matters may be limited. In addition, any sale of shares into the market by our large stockholders, or the perception that sales could occur, in the future could cause the market price of our common stock to drop significantly.

PART I
Item 1.    Business
References in this Annual Report on Form 10-K to Madrigal, the Company, we, our and us refer to Madrigal Pharmaceuticals, Inc. “Madrigal” is a registered trademark of Madrigal Pharmaceuticals, Inc. in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
Executive Overview
We are a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis, or NASH, a liver disease with high unmet medical need. Our lead candidate, resmetirom, is a once-daily, oral, liver-directed thyroid hormone receptor-β (THR-β) agonist designed to target key underlying causes of NASH.
NASH Disease State Overview. NASH is a more advanced form of nonalcoholic fatty liver disease (NAFLD). NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. NASH is the leading cause of liver transplants in the U.S. for women, and is expected to soon be the leading cause of liver transplants overall. Additionally, patients with NASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. Once patients progress to NASH with significant fibrosis (consistent with fibrosis stages 2 and 3), the risk of adverse liver outcomes increases substantially.
NASH is also known as “metabolic dysfunction-associated steatohepatitis (MASH)” following a change in disease nomenclature introduced by hepatology medical societies in 2023.
Our Patient Focus. Madrigal estimates that approximately 1.5 million patients have been diagnosed with NASH in the U.S., of which approximately 525,000 have NASH with significant fibrosis. Madrigal estimates that approximately 315,000 diagnosed patients with NASH with significant fibrosis are under the care of the liver specialist physicians Madrigal will be targeting during the planned launch of resmetirom following approval.
Our Clinical Development Program. Madrigal is currently conducting multiple Phase 3 clinical trials to evaluate the safety and efficacy of resmetirom for the treatment of NASH, including the pivotal MAESTRO-NASH biopsy study in patients with significant fibrosis, the MAESTRO-NASH Outcomes study in patients with NASH with compensated cirrhosis and the MAESTRO-NAFLD-1 safety study. Positive results from the pivotal MAESTRO-NASH biopsy study were published in the New England Journal of Medicine in February 2024.
Data from the 52-week first 1,000 patient portion of MAESTRO-NASH, together with data from MAESTRO-NAFLD-1, the open-label extension of the MAESTRO-NAFLD-1 study, Phase 2 and Phase 1 data, including safety parameters, formed the basis for Madrigal’s subpart H submission to the FDA for accelerated approval of resmetirom for treatment of NASH with liver fibrosis.
The following chart summarizes the status of our Phase 3 clinical development program for resmetirom:

Trial	MAESTRO-NASH Significant Fibrosis	MAESTRO-NAFLD-1 Safety	MAESTRO-NASH OUTCOMES Compensated Cirrhosis
Study Design	Evaluates NASH resolution and/or fibrosis improvement on liver biopsy and composite clinical events	Evaluates safety & tolerability as measured by incidence of adverse events	Event-driven trial evaluating progression to hepatic decompensation
Study Duration	52 weeks biopsy (completed); 54 months clinical outcomes	52 weeks (completed)	~36 months
Patient Enrollment	~1,750 patients (ongoing)	~1,200 patients, including 200 with compensated cirrhosis	~700 patients (recruiting)

Key Developments
In February 2024, primary results from the MAESTRO-NASH study were published in the New England Journal of Medicine.
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
Also in September 2023, Madrigal announced our Board of Directors (the “Board”) appointed Bill Sibold as the President and Chief Executive Officer of the Company. In connection with this appointment, the size of the Board was increased to nine, and Mr. Sibold was also appointed a member of the Board. On Mr. Sibold’s start date, he assumed the duties and responsibilities of the Company’s principal executive officer from Paul Friedman, M.D., who previously served as the Chief Executive Officer since July of 2016. Dr. Friedman continues to serve on the Board as a director of the Company.
Additionally in September 2023, the U.S. Food and Drug Administration (the “FDA”) informed Madrigal that it accepted for review our New Drug Application (“NDA”) for resmetirom for the treatment of adult patients with NASH with liver fibrosis and granted a Priority Review designation. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) date of March 14, 2024, the target date by which the FDA intends to complete its review and take action on the NDA. The FDA noted in its September 2023 correspondence that it was not currently planning to hold an advisory committee meeting to discuss our application.
In April 2023, Madrigal announced that resmetirom received Breakthrough Therapy designation from the FDA for the treatment of patients with NASH with liver fibrosis. Breakthrough Therapy designation is a process intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy, or over placebo if there is no available therapy. A drug that receives Breakthrough Therapy designation is eligible for more intensive guidance on an efficient drug development program and organizational commitment involving senior managers from FDA.
Also in April 2023, Madrigal announced that the outcomes portion of the Phase 3 MAESTRO-NASH biopsy trial completed enrollment. Enrollment of the MAESTRO-NASH study was closed at approximately 1,750 patients based on the enrollment target of the 54-month long-term clinical outcome portion of the study.
Clinical Trial Overview
MAESTRO-NASH TRIAL. In December 2022, Madrigal announced topline results from the pivotal Phase 3 MAESTRO-NASH biopsy study of resmetirom and the primary results were published in the New England Journal of Medicine in February 2024. Resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo.
Patients meeting eligibility requirements for MAESTRO-NASH were randomized 1:1:1 to receive resmetirom 80 mg, resmetirom 100 mg, or placebo taken orally once daily. Baseline liver biopsy fibrosis scores included F3 (~60%), F2 (~35%), F1B (~5%) (primary analysis population) with 84% with NAS ≥5 based on independent primary glass slide reads of the entire study by two central pathologists.
A second biopsy was conducted after 52 weeks of treatment for assessment of the dual primary endpoints. The primary efficacy analysis assessed histological response at 52 weeks in 955 patients with biopsy-confirmed NASH with significant fibrosis (modified intent-to-treat (mITT) population) that excluded 11 ITT patients who had their Week 52 biopsy after Week 60 due to COVID-related reasons per regulatory guidelines. Patients without a second biopsy due to early study discontinuation or missing liver biopsy (~17% across treatment arms) were included and considered as non-responders in the primary efficacy analyses (mITT). The compliance to treatment was high and minimally impacted by COVID-19 pandemic restrictions.

Dual Primary Endpoints (52 Weeks) and Key Secondary Endpoint (24 weeks)

Primary Endpoint	Resmetirom 80 mg (n=316)	p-value	Resmetirom 100 mg (n=321)	p-value	Placebo (n=318)
NASH resolution (ballooning 0, inflammation 0,1 with ≥2-point reduction in NAS) and no worsening of fibrosis	25.9	<0.001	29.9	<0.001	9.7
≥1-stage improvement in fibrosis with no worsening of NAS	24.2	<0.001	25.9	<0.001	14.2
Key Secondary Endpoint
LDL-C lowering (24 weeks)	-13.6	<0.001	-16.3	<0.001	0.1
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
Safety
The frequency of serious adverse events (SAEs) was similar across treatment arms in the MAESTRO-NASH trial: 11%, 13% and 12% for the 80 mg, 100 mg, and placebo groups, respectively. The rate of study discontinuation for adverse events over the entire treatment period was low: 2.8%, 7.7% and 3.4 % for the 80 mg, 100 mg and placebo groups, respectively. SAEs occurred at expected rates based on the patient population.
Consistent with previous Phase 2 and Phase 3 data, the most common adverse events reported with greater frequency in the resmetirom groups versus placebo were an excess of generally mild and transient diarrhea at the beginning of therapy, in 27%, 33%, 16% in the 80 mg, 100 mg and placebo groups, respectively, and generally mild nausea that occurred at rates of 22%, 19% and 13% in the 80 mg, 100 mg and placebo arms, respectively. Approximately 50% of the diarrhea AEs were described as “worsening of preexisting diarrhea” or “intermittent/loose stool(s)”; no episodes of severe diarrhea were reported. The median duration of diarrhea was approximately 15-20 days, independent of resmetirom dose.
Study data indicated resmetirom treatment had no effect on heart rate or body weight and was not associated with arrhythmias. Blood pressure appeared slightly reduced among resmetirom-treated patients. Sex hormones were unchanged from baseline. Independent of thyroxine replacement status, resmetirom treatment reduced prohormone T4, as reflected by free thyroxine (FT4), by approximately 16-19% with no effect on thyroid-stimulating hormone (TSH) or the active thyroid hormone, free triiodothyronine (FT3). Relative to placebo resmetirom treated patients did not show increases in fractures, or fracture risk scores.

MAESTRO-NASH Safety Summary (Primary Population)

no. (%)	Resmetirom 80 mg (n = 322)	Resmetirom 100 mg (n = 323)	Placebo (n = 321)
≥1 AE	296 (91.9)	296 (91.6)	298 (92.8)
Grade 1 (mild)	73 (22.7)	66 (20.4)	77 (24.0)
Grade 2 (moderate)	180 (55.9)	183 (56.7)	169 (52.6)
≥Grade 3 (severe)	43 (13.4)	47 (14.6)	52 (16.2)
≥1 drug-related AEs	124 (38.5)	134 (41.5)	88 (27.4)
≥1 serious AE	35 (10.9)	41 (12.7)	37 (11.5)
≥1 drug-related serious AE	2 (0.6)	0	1 (0.3)
TEAEs leading to study discontinuation prior to Week 52	6 (1.9)	22 (6.8)	7 (2.2)
TEAEs leading to study discontinuation (entire treatment period)	9 (2.8)	25 (7.7)	11 (3.4)
Fatal AE*	1 (0.3)	2 (0.6)	1 (0.3)
3-pt MACE** (adjudicated)	1 (0.3)	1 (0.3)	1 (0.3)
Other cardiovascular event (adjudicated)	0	1 (0.3)	3 (0.9)
Common AEs (>10%)
Diarrhea	87 (27.0)	108 (33.4)	50 (15.6)
COVID-19	69 (21.4)	54 (16.7)	66 (20.6)
Nausea	71 (22.0)	61 (18.9)	40 (12.5)
Arthralgia	48 (14.9)	35 (10.8)	40 (12.5)
Back pain	35 (10.9)	27 (8.4)	38 (11.8)
Urinary tract infection	33 (10.2)	27 (8.4)	27 (8.4)
Fatigue	33 (10.3)	26 (8.0)	28 (8.7)
Pruritus	26 (8.1)	37 (11.5)	22 (6.9)
*None of the fatal AEs in the table were treatment-related AEs.
**Nonfatal stroke, nonfatal myocardial infarction, and cardiovascular death.
AE, adverse event; GI, gastrointestinal; MACE, major adverse cardiovascular event; TEAE, treatment emergent adverse event.
MAESTRO-NASH is an ongoing blinded Phase 3 clinical trial, and enrolled patients continue on therapy after the Week 52 liver biopsy for up to a total of 54 months to accrue hepatic clinical outcome events including histologic conversion to cirrhosis and hepatic decompensation events.
MAESTRO-NAFLD-1. In January 2022, Madrigal announced topline results from the Phase 3 MAESTRO-NAFLD-1 safety study of resmetirom. The MAESTRO-NAFLD-1 study was published in Nature Medicine in November 2023. Madrigal reported that resmetirom demonstrated statistical significance for primary and key secondary endpoints summarized below, from the double-blind placebo-controlled 969-patient portion of the study. These endpoints indicated that resmetirom (1) was well-tolerated at 80 and 100 mg in patients treated for 52 weeks, (2) provided significant and clinically relevant reductions in liver fat as measured by MRI-PDFF and (3) significantly reduced atherogenic lipids, including LDLc, apolipoprotein B and triglycerides.
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
CFB (change from baseline); SE (standard error); APOB (Apolipoprotein B); MRI-PDFF (magnetic resonance imaging proton density fat-fraction); CI (confidence interval); OL, open label non-cirrhotic arm randomized concurrently with double-blind arms

MAESTRO-NASH OUTCOMES. In August 2022, we announced initiation of MAESTRO-NASH OUTCOMES, a Phase 3, double-blind, randomized, placebo-controlled study that will noninvasively measure progression to liver decompensation events in approximately 700 patients with compensated NASH cirrhosis.
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
A positive outcome is expected to support the full approval of resmetirom for noncirrhotic NASH, potentially accelerating the timeline to full approval. In addition, this study has the potential to support an additional indication for resmetirom in patients with compensated NASH cirrhosis.
RESMETIROM PHASE 2 CLINICAL TRIAL in NASH. The Company successfully completed its Phase 2 clinical trial in NASH in 2018. In this clinical trial, resmetirom demonstrated statistical significance in the primary endpoint (p<0.0001), the relative reduction of liver fat compared with baseline on magnetic resonance imaging-estimated proton density fat fraction, or MRI-PDFF, at 12-weeks which was reported in December 2017, and statistically significant results in multiple 36-week endpoints, including key secondary endpoints, reduction and resolution of NASH on liver biopsy as set forth in the table below, which was reported in May 2018. This clinical trial was published in the Lancet in 2019.
Lead Product Candidate—Resmetirom
Resmetirom is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of NASH. Resmetirom was discovered at Hoffmann-La Roche, or Roche, in Nutley, New Jersey, by utilizing a novel functional assay that, unlike a simple receptor binding assay, assessed the functional activity of compounds which interacted with thyroid hormone receptors. In a published study by Madrigal and Roche in the Journal of Medicinal Chemistry using this functional assay, resmetirom was shown to be highly selective for the THR-ß receptor, with almost no effect on THR-α, unlike other compounds purported in published studies to be ß -selective based on binding affinity, but which were shown to equally activate THR-α and THR-ß in the novel functional assay. We believe that the ß-selectivity and liver-targeting properties of resmetirom are critically important for resmetirom’s beneficial metabolic actions in the liver, and enable avoidance of safety issues associated with THR-α activation by thyroid hormone and/or less selective THR-ß agonists in tissues such as heart and bone.
Resmetirom is the only investigational medication for the treatment of NASH that has achieved two primary endpoints that FDA proposed as reasonably likely to predict clinical benefit in a Phase 3 trial: NASH resolution with no worsening of fibrosis and fibrosis reduction with no worsening of NAFLD activity score (NAS).
Our Strategy
Our goal is to become a leading biopharmaceutical company developing and commercializing innovative medications for the treatment of NASH. To achieve our goal, we plan to:
•Obtain regulatory approval of resmetirom in NASH. The resmetirom pivotal Phase 3 trial is the only Phase 3 trial in NASH to achieve both primary endpoints that FDA proposed as reasonably likely to predict clinical benefit: NASH resolution with no worsening of fibrosis and fibrosis reduction with no worsening of NAFLD activity score. Resmetirom received Breakthrough Therapy designation from the FDA and is under review to become the first medicine approved to treat patients with NASH with liver fibrosis. The FDA granted resmetirom Priority Review and assigned a Prescription Drug User Fee Act (PDUFA) date of March 14, 2024, the target date by which FDA intends to complete its review.
•Deliver on the U.S. launch of the first-to-market medicine for NASH. We intend to launch resmetirom in the U.S. for patients who have NASH with significant fibrosis (consistent with fibrosis stages 2 and 3). To support the launch, we have established a full capability commercial organization including marketing, sales and market access expertise. Patients with NASH with significant fibrosis are primarily managed by a concentrated group of NASH specialists in the United States. We believe this will enable us to execute on a specialty launch of resmetirom in an efficient, targeted manner. Resmetirom’s product profile as a liver-directed, once-daily, oral therapy, as well as its first-to-market position, provide meaningful points of differentiation in the NASH competitive landscape.

•Expand our commitment to NASH. We intend to maximize the full value of resmetirom by broadening its indication. We are conducting a Phase 3 outcomes trial in patients with compensated cirrhosis. A positive outcome is expected to support the full approval of resmetirom for noncirrhotic NASH and an additional indication for resmetirom in patients with compensated NASH cirrhosis. We believe this outcomes data would be generated in advance of future competitors. In addition, we are evaluating the opportunity for resmetirom outside of the U.S. Furthermore, we expect to build on resmetirom's strong foundation through internal as well as external efforts, including accessing external innovation.
Target Indications
Nonalcoholic Steatohepatitis
Overview and Market Opportunity
NASH is a is a more advanced form of nonalcoholic fatty liver disease (NAFLD). Reported estimates state that 3-5% of adults have NASH, but the substantial majority of patients are undiagnosed. NASH is a leading cause of liver-related mortality and an increasing burden on healthcare systems globally. Additionally, patients with NASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. Once patients progress to NASH with significant fibrosis (consistent with fibrosis stages 2 and 3), the risk of adverse liver outcomes increases dramatically. NASH is rapidly becoming the leading cause of liver transplantation in the U.S.
Madrigal estimates that approximately 1.5 million patients have been diagnosed with NASH in the U.S., of which approximately 525,000 have NASH with significant fibrosis. Madrigal estimates that approximately 315,000 diagnosed patients with NASH with significant fibrosis are under the care of the liver specialist physicians Madrigal will be targeting during the planned launch of resmetirom following approval.
Other NASH Disease State Characteristics

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
NASH is the leading cause of liver transplants for women in the U.S. and is expected to soon be the leading cause of liver transplants overall. Given the extremely limited availability of organ donors and high transplant costs, NASH patients who require transplantation will place a significant economic burden on the healthcare system. As such, there is a significant unmet medical need for approved treatments for NASH.
Resmetirom Commercial Strategy
We intend to launch resmetirom as a specialty medication for patients with NASH with significant fibrosis (consistent with fibrosis stages 2 and 3) treated by liver specialist physicians.
We have conducted quantitative and qualitative market research studies and secondary data analytics to inform the commercial strategy for resmetirom. These studies and analytics evaluated the size of the market opportunity for resmetirom as well as physician, patient and payer perspectives on unmet needs in NASH patient care and the resmetirom product profile.
Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes, Madrigal estimates that approximately 1.5 million patients have been diagnosed with NASH in the U.S., of which approximately 525,000 have NASH with significant fibrosis. Madrigal estimates that approximately 315,000 diagnosed patients with NASH with significant fibrosis are under the care of the liver specialist physicians Madrigal will be targeting during the planned launch of resmetirom following approval. Over time, as disease awareness improves and disease prevalence increases, we expect the number of identified NASH patients with significant fibrosis eligible for treatment could grow.
Madrigal’s launch plan for resmetirom includes a focus on educating physicians about the role of noninvasive tests for identifying patients who may be appropriate for resmetirom treatment, which have been reflected in published guidance documents from multiple medical societies.
To evaluate the potential value and cost effectiveness of resmetirom as a treatment for NASH patients with significant fibrosis, we initiated a series of health economics outcomes research studies and published a preliminary cost-effectiveness model (Javanbakht, Pharmacoecon Open, 2022) using data from the Phase 2 study of resmetirom. The cost-effectiveness model publication found that resmetirom is a potentially cost-effective treatment option for NASH patients with significant liver fibrosis based on an analysis performed from a U.S. commercial payer perspective.
In the U.S., the Institute for Clinical and Economic Review (“ICER”) performs value assessments of prescription drugs, medical tests, devices, and health system delivery innovations. Payers frequently review ICER reports when making coverage decisions about new therapies. In October 2022, ICER announced plans to perform a value assessment of resmetirom and obeticholic acid for the treatment of NASH. We engaged in the assessment process by responding to data requests from ICER and providing public comment on ICER’s cost-effectiveness modeling methods. In May 2023, a “Final Evidence Report” was released with ICER’s assessment of resmetirom cost-effectiveness. Threshold analyses were conducted by ICER to calculate the annual price needed to meet commonly accepted cost-effectiveness thresholds for quality-adjusted life years (QALY) gained. ICER analyses suggested resmetirom would achieve common thresholds for cost-effectiveness if priced between $39,600 – $50,100 per year assuming that short-term effects on liver fibrosis translate into longer-term reductions in cirrhosis. The cost-effectiveness threshold analyses included in ICER’s Final Evidence Report are one input we will consider as we develop the pricing strategy for resmetirom. Other inputs include primary market research with payers and our health economics outcomes research. We plan to finalize and announce any U.S. pricing of resmetirom following approval.
Our commercial strategy in the U.S. includes a focus on access to therapy. We will distribute resmetirom through a specialty pharmacy network and, to support patient access and affordability, we will provide patient support services including reimbursement programs and educational support to help appropriate patients initiate and remain adherent to resmetirom therapy.
Based on market research and an assessment of the potential market opportunity for therapies to treat NASH with significant fibrosis, we have developed a commercial strategy for the potential launch of resmetirom that focuses on educating approximately 14,000 NASH specialist healthcare providers (hepatologists, gastroenterologists, a small number of endocrinologists and the associated advanced practice providers) in clinics that already treat NASH patients with significant fibrosis. Patient marketing initiatives include unbranded NASH disease education resources prior to potential approval of resmetirom, which will be followed by branded product advertising post-approval.
We intend to commercialize resmetirom alone in the U.S. and are evaluating strategic options for commercializing resmetirom in ex-U.S. territories.
Resmetirom in NASH Clinical Development Program
Our Clinical Development Program. Madrigal is currently conducting multiple Phase 3 clinical trials to evaluate the safety and efficacy of resmetirom for the treatment of NASH:
•The pivotal MAESTRO-NASH (Significant Fibrosis) study includes a 52-week biopsy assessment to support accelerated approval and an ongoing 54-month outcomes study designed to generate confirmatory data that, if positive, will help verify resmetirom’s clinical benefit and support full approval. Positive topline results from the study were reported in December 2022 the primary results were published in the New England Journal of Medicine in February 2024.

•MAESTRO-NASH Outcomes (Compensated Cirrhosis) evaluates progression to liver decompensation events in patients with compensated NASH cirrhosis treated with resmetirom versus placebo. A positive outcome is expected to support the full approval of resmetirom for noncirrhotic NASH and expand the eligible patient population for resmetirom with an additional indication in patients with compensated NASH cirrhosis.
•The MAESTRO-NAFLD-1 (Safety) study was designed to noninvasively evaluate the safety and tolerability of resmetirom and provide a larger safety database to support regulatory benefit-risk assessment. Positive topline results from the study were reported in January 2022 and the primary publication appeared in Nature Medicine. MAESTRO-NAFLD-OLE, an open-label active treatment extension of MAESTRO-NAFLD-1, is ongoing to collect additional safety data in patients with noncirrhotic NASH and patients with compensated NASH cirrhosis.

The Company completed a Phase 2 clinical trial in NASH in 2018. This clinical trial was published in the Lancet.
Data from the 52-week first 1,000 patient portion of MAESTRO-NASH, together with data from MAESTRO-NAFLD-1, MAESTRO-NAFLD-OLE, Phase 2 and Phase 1 data, including safety parameters, formed the basis for Madrigal’s subpart H submission to FDA for accelerated approval of resmetirom for treatment of NASH with liver fibrosis.
Collaborations
VIA Pharmaceuticals, Inc., or VIA, entered into a research, development and commercialization agreement, or the Roche Agreement, with Roche, on December 18, 2008. We subsequently assumed all of VIA’s rights in, to and under, and all of VIA’s obligations under, the Roche Agreement pursuant to an asset purchase agreement, dated September 14, 2011. Pursuant to the terms of the Roche Agreement, we, as successor-in-interest to VIA, assumed control of all development and commercialization of resmetirom and will hold exclusive worldwide rights for all potential indications. Under the Roche Agreement, Roche exclusively licensed certain patent rights and know-how relating to resmetirom in exchange for consideration consisting of an upfront payment, milestone payments and single-digit royalty payments based on net sales of resmetirom and any derivative products, subject to certain reductions. In 2011, we commenced Phase 1 clinical trials and subsequently paid Roche a related milestone payment. In October 2016, we commenced a Phase 2 study in NASH and subsequently paid Roche a related milestone payment. In 2019, we commenced a Phase 3 study in NASH and subsequently paid Roche a $2.0 million related milestone payment. The remaining milestone payment obligations under the Roche Agreement total $8.0 million, of which $5.0 million is tied to regulatory approval in the United States and $3.0 million is tied to regulatory approval in a major market country in Europe, in each case for resmetirom or any derivative product. Except as described above, we have not achieved any additional product development or regulatory milestones under the Roche Agreement and, as of the filing date of this Form 10-K, have generated no net sales of products developed from resmetirom.
Pursuant to the Roche Agreement, we must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing resmetirom. If we determine not to pursue the development or commercialization of resmetirom in certain jurisdictions, Roche may terminate the license for such territories. The Roche Agreement will expire, unless earlier terminated pursuant to other provisions of the agreement, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing resmetirom, or (ii) ten years after the first sale of a product containing resmetirom.
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
Our potential competitors include companies with substantially greater financial, technical, and personnel resources than us. In addition, our competitors may have significantly greater commercial infrastructures. Our ability to compete successfully will depend largely on our ability to leverage our collective experience in drug discovery, development and commercialization to:
•discover and develop medicines that are differentiated from other products in the market,
•obtain patent and/or proprietary protection for our products and technologies;

•obtain required regulatory approvals;
•commercialize our drugs, if approved; and
•attract and retain high-quality research, development and commercial personnel.

There are currently no therapeutic products approved and marketed for the treatment of NASH in North America and Europe. There are numerous drugs in development for the treatment of NASH by companies ranging in size from pre-public biotech companies to large pharma organizations that have product candidates in clinical development for the treatment of NASH. While no company has reported positive topline Phase 3 data like Madrigal, we are aware of several companies with investigational NASH medications in active Phase 3 testing, including Novo Nordisk, Inventiva and Akero.
Glucagon-like peptide 1 (GLP-1) agonists and dual GLP-1/glucose-dependent insulinotropic polypeptide (GIP) agonists are being studied for the treatment of NASH in Phase 2 and Phase 3 trials. As of the date of this filing, there have been no successful Phase 3 trials evaluating a GLP-1 agonist or dual GLP-1/GIP agonist for the treatment of NASH.
Madrigal believes that resmetirom’s product profile and expected first-to-market advantage provide meaningful points of differentiation in the NASH competitive landscape.
Commercial Organization
Madrigal has established a commercial leadership team with expertise in launching pharmaceutical products. As of the date of this filing, Madrigal has built out a field sales team and product launch capabilities in anticipation of potential accelerated approval in the U.S. for resmetirom.
Research and Development
Since our inception, we have focused significant resources on our research and development activities. Costs incurred in performing research and development activities include internal costs (including salaries and stock-based compensation); costs for clinical trial consultants, contract research organizations, clinical sites, and other external services; drug manufacturing and supply costs; milestone payments under licensing agreements; other costs of conducting studies including the costs of materials and supplies; the costs associated with seeking regulatory approval; and other costs associated with the Company’s preclinical and clinical programs. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Annual Report on Form 10-K for a discussion of our research and development expenses incurred during the last three fiscal years.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to rely, on third-party contract manufacturers, or CMOs, for all required starting materials, active pharmaceutical ingredients (API) and finished product for the manufacture of any product candidates that we may develop for larger-scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that are approved. We do not have long-term supply agreements for any API of our product candidates and regularly obtain supplies and services related to our product candidates from CMO’s on a purchase order basis. We currently have a single source for API and finished product for resmetirom and are developing a second source for API. We plan to continue to rely on CMOs for API, finished product, packaging, storage, and distribution for both clinical supplies and any of our product candidates that receive health authority approval.
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

As of December 31, 2023, we own or co-own: seven United States and 44 foreign issued patents; nine United States and 70 foreign pending patent applications; and two international patent applications filed under the Patent Cooperation Treaty. Each of these patents and applications relates to resmetirom, including composition-of-matter, certain polymorph forms, methods of making resmetirom, its use in the treatment of key disease indications, or other THR beta analogs and uses thereof. Our current patent portfolio covers the United States and certain other jurisdictions worldwide. The two international patent applications can be used as the basis for multiple additional patent applications worldwide. In addition, pursuant to the Roche Agreement, Roche granted us an exclusive license to certain United States and foreign patents and patent applications owned by Roche and Roche know-how relating to resmetirom. The Roche Agreement imposes various diligence, milestone payment, royalty payment, insurance, indemnification, and other obligations on us.
Issued patents directed to resmetirom have statutory expiration dates between 2026 and 2037, excluding any patent term extensions or equivalents thereof that might be available following the grant of marketing authorizations. We have pending patent applications for resmetirom that, if issued, would be expected to expire in the United States and in countries outside of the United States between 2033 and 2044, excluding any patent term adjustment that might be available following the grant of the patent. We have a pending patent application for other THR beta analogs that, if issued, would be expected to expire in the United States and in countries outside of the United States in 2043, excluding any patent term adjustment that might be available following the grant of the patent.
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
United States Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters and other types of enforcement-related letters, requesting product recalls, product seizures, changes to the conditions surrounding marketing approval such as labeling changes or changes to a Risk Evaluation and Mitigations Strategies, or REMS, program, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement of profits, or civil or criminal investigations and penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies, some in accordance with the FDA’s current Good Laboratory Practices, or GLP, the Animal Welfare Act administered and enforced by the United States Department of Agriculture, and other applicable regulations;
•submission to the FDA of an IND which must become effective before human clinical trials may begin;

•approval by an institutional review board, or IRB, before each clinical trial may be initiated at each clinical site;
•performance of adequate and well-controlled human clinical trials under protocols submitted to the FDA and reviewed and approved by each IRB, conducted in accordance with federal regulations and according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;
•preparation and submission to the FDA of an NDA (and the FDA’s acceptance for filing of the NDA);
•completion of registration batches and validation of the manufacturing process to show ability to consistently produce quality batches of product;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;
•payment of user fees and procurement of FDA approval of the NDA;
•FDA review and approval of the NDA; and
•compliance with any post-approval requirements, including, as applicable, REMS and post-approval studies required by the FDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the initial safety and quality profile of the product. Animal studies must be performed in compliance with federal regulations and requirements, including, as applicable, GLP and the Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If during this 30-day period the FDA does not raise any concerns or issues that must be addressed prior to the commencement of clinical trials or does not impose a clinical hold, the IND becomes effective 30 days following the FDA’s receipt of the IND and the clinical trial proposed in the IND may begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance, or other reasons.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually. In addition, timely safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol, or animal test results that suggest a significant risk to human subjects. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

Human clinical trials are typically conducted in three sequential phases:
•Phase 1: The product candidate is initially introduced into humans. Phase 1 clinical trials are typically conducted in healthy human subjects, but in some situations are conducted in patients with the target disease or condition. Phase 1 clinical trials are generally designed to evaluate the safety, dosage tolerance, absorption, metabolism, distribution and excretion of the product candidate in humans, and, if possible, to gain early evidence of effectiveness.
•Phase 2: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3: This phase involves trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product approval and product labeling. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate, although a single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances.

The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are also monitored by an independent group of qualified experts organized by the trial sponsor. These groups are often referred to as data monitoring committees. This group typically provides recommendations to the trial sponsor for whether or not a trial may move forward at designated check points. These decisions are based on the data monitoring committee’s independent review of data from the ongoing trial. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. Further, success in either preclinical studies or early-stage clinical trials does not assure success in later-stage clinical trials. In general, sponsors of most interventional clinical trials that are not Phase 1, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health, which are publicly available at http://clinicaltrials.gov. Sponsors are generally also obligated to disclose the results of these clinical trials after completion. Competitors and others may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.
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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing and assuring the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
United States Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product for a specific indication. The submission of an NDA is subject to the payment of user fees under the Prescription Drug User Fee Act, or PDUFA, as amended; a waiver of such fees may be obtained under certain limited circumstances. The sponsor under an approved NDA is also subject to annual program user fees. Program fees are assessed for each approved prescription drug product identified in an approved application, with up to five program fees per application. These fees are typically modified annually. The FDA conducts a preliminary review of a submitted NDA within 60 days from receipt to ensure that the application is sufficiently complete for substantive review before it accepts the application for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA’s PDUFA performance goals generally provide for action on an NDA within 10 months of the 60-day filing date. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to within 6 months of the 60-day filing date for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. In addition, the FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
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
NDAs receive either standard or priority review. An application for a drug that treats a serious condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, prevention or diagnosis of disease may qualify for priority review. Priority review for an NDA for a new molecular entity means the FDA will review the NDA within six months from the date that the NDA is accepted for filing by FDA. The FDA has ten months in which to complete its initial review of a standard new molecular entity NDA. The FDA does not always meet its goal dates and in certain circumstances, the goal date may be extended. Priority review does not change the standard for approval, but may expedite the approval process.
Product candidates may qualify for review and approval under the 21 CFR Part 314, Subpart H accelerated approval pathway if the candidates are intended to treat a serious or life-threatening condition, provide meaningful therapeutic benefit over existing treatments, and demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that is thought to predict clinical benefit, such as how a patient feels, functions, or survives, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. As a condition of accelerated approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform confirmatory adequate and well-controlled post-marketing clinical trials. Approval of a product may be withdrawn if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the product. Accelerated approval does not change the standards for approval. All promotional materials for drug candidates approved under the accelerated approval pathway are subject to prior review by the FDA. If a sponsor fails to conduct any required post-approval trial with “due diligence,” the FDA may withdraw approval of the product.
Further, on December 29, 2022, Congress enacted the Consolidated Appropriations Act of 2023, which included the Food and Drug Omnibus Reform Act (FDORA). Under FDORA, the FDA must specify the conditions for any post-approval studies by the date of the accelerated approval and the agency has flexibility in setting forth such conditions, which may include enrollment targets, study protocol and milestones – including the target date of study completion. The FDA may also require, as appropriate, that certain post-approval studies be underway prior to accelerated approval or within a specified time from the date of approval. Accelerated approval sponsors must submit progress reports every six months on required post-approval trials.
An approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. If a product receives regulatory approval, the approval may be further limited to specific diseases, dosages or patient populations, or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct additional (i.e., Phase 4) testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.
The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted in 2012, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric studies for most drug and biologic applications and supplements to applications, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, such original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product has been assessed to be safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA may send a non-compliance letter to any sponsor that fails to submit the required assessment, maintain a current deferral or submit a request for approval of a pediatric formulation.
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
A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA or supplement to an approved NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.
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
Expedited Programs
The FDA maintains several programs to facilitate and expedite the development and review of drug applications that are intended for the treatment of a serious or life-threatening disease or condition that meet certain other criteria, including Fast Track Designation, Breakthrough Designation, Priority Review (discussed above in United States Review and Approval Processes), and the Accelerated Approval pathway (discussed above in United States Review and Approval Processes). Under the Fast Track Designation program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Under the Fast Track Designation program, the FDA may grant fast track designation for a product candidate if it is intended to treat a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need. Features of Fast Track Designation include more frequent interactions with the review team, and the possibility of rolling review.
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
Post-Approval Requirements
Once an approval is granted, products are subject to continuing regulation by the FDA. The FDA may withdraw the approval if, among other things, compliance with regulatory standards is not maintained or if safety or efficacy problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on product marketing or even withdrawal of approval for the product application. If new safety issues are identified following approval, the FDA may require the NDA sponsor to take certain measures, such as revising the approved labeling to reflect the new safety information, conducting post-market studies or clinical trials to assess the new safety information, and/or implementing or changing a REMS program to mitigate newly-identified risks. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.
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
Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period, unless the Competent Authority decides, on justified grounds relating to pharmacovigilance (e.g. exposure of an insufficient number of patients to the medicinal product concerned), to mandate one additional five-year renewal. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. In addition to the centralized procedure and the decentralized procedure, it may also be possible to obtain a marketing authorization for one single EU Member State through a national procedure. Under a mutual recognition procedure, a national marketing authorization granted by one EU Member State may be recognized by one or more other EU Member States resulting in harmonized marketing authorizations in those EU Member States.
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
As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, in the EU, if any of our products receive marketing approval in the European Economic Area, or EEA, which is comprised of the 27 member states of the EU plus Norway, Iceland and Liechtenstein, we expect that we will benefit from eight years of data exclusivity and an additional two years of marketing exclusivity. An additional one-year extension of marketing exclusivity is possible if during the data exclusivity period we obtain an authorization for one or more new therapeutic indications that is deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents biosimilars from relying on the holder of the marketing authorization for the reference biological medicine’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a biosimilar product application may be submitted and the sponsoring companies may rely on the marketing authorization holder’s data. However, a biosimilar medicine cannot launch until 2 years later (or a total of ten years after the first marketing authorization in the EU of the innovator product), or 3 years later (or a total of eleven years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight year data exclusivity period. In April 2023, the European Commission published a proposal to reform the regulatory data protection system in the EU. In the proposal, the ‘baseline’ of eight years of data exclusivity would be brought back to six years. Additional years of exclusivity can be obtained, but under requirements that are perceived to be more difficult to meet than the current requirements. This proposal is not final yet and it is uncertain if the proposal will be adopted in its current form, and if so, when the revised legislation would enter into force.
As in the United States, a sponsor may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. In 2023, the European Commission published a proposal that intends to reduce the orphan market exclusivity period. However, it is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force.
Coverage and Reimbursement
Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in significant part on the availability and adequacy of coverage and reimbursement from third-party payors. Third-party payors include federal and state government authorities, managed care providers, private health insurers and other organizations. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Third-party payors are increasingly challenging the prices charged for, examining the medical necessity of, and assessing the cost-effectiveness of medical products and services, in addition to their safety and efficacy. Our drug candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. A decision by a third-party payor not to cover a product could reduce physician ordering and patient demand for the product.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In addition, sales of our products in other countries are also dependent, in large part, on complex coverage and reimbursement mechanisms and programs in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be significantly lower.

U.S. Healthcare Reform
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
The Inflation Reduction Act of 2022, or IRA, among other things, establishes Medicare Part B and Part D inflation rebate schemes. Failure to timely pay a Part B or Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability on account of a new discount program which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidate.
It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products. In addition, an emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including by requiring pharmaceutical manufacturers to report to state agencies when they introduce new drugs to market with prices over a certain threshold, or when they increase the price of a drug over a certain threshold. If healthcare policies or reforms intended to curb healthcare costs are adopted, the prices that we charge for any approved product may be limited, our commercial opportunity may be limited and/or our revenues from sales of our product and any future products, if approved, may be negatively impacted.
It is possible that the above-mentioned measures, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of additional cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our approved product or products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside of the U.S., or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on our product candidates, if any, may be.
Pharmaceutical Price Reporting

A number of government pricing programs create certain price reporting obligations. Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions.

The ACA (addressed further above in the section on “-- U.S. Healthcare Reform”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula.
Federal law requires that a manufacturer also participate in the 340B Drug Pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program.
Further, the IRA establishes a Medicare Part D inflation rebate schemes (the first rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025).
Finally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non FAMP”), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. Under Section 703 of the National Defense Authorization Act for FY 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non FAMP and FCP for the calendar year that the product was dispensed.
Human Capital
As of February 22, 2024, we had 376 full-time employees, including 99 engaged in research, development, and regulatory activities, and 277 in executive, commercial, general and administrative functions, and multiple part-time consultants. We believe that our future success will be shaped by our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership in the Company, and an employment package that is designed to promote well-being across all aspects of their lives, including health care, disability, retirement investment options and paid time off.
General Information
We were incorporated in Delaware in September 2011. Our principal executive offices are located at 200 Barr Harbor Drive, Suite 200, West Conshohocken, PA 19428. Our Internet website address is www.madrigalpharma.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.
We advise you to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2024 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for resmetirom and other future product candidates. As of December 31, 2023, we had an accumulated deficit of approximately $1,336.3 million. Losses have principally resulted from costs incurred in our preclinical and clinical trials, research and development programs and from our general and administrative expenses. As of December 31, 2023, we had cash, cash equivalents and marketable securities of approximately $634.1 million. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance and, if resmetirom or other future product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring further significant losses for the foreseeable future.
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
Our business depends on the success of resmetirom. If we are unable to obtain regulatory approval for and successfully commercialize resmetirom, or we experience significant delays in doing so, our business will be materially harmed.
The primary focus of our product development since mid-2018 has been resmetirom for potential use in non-alcoholic steatohepatitis, or NASH. Successful regulatory approval of resmetirom for NASH is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical and commercial development of resmetirom. The future success of resmetirom is subject to a number of risks, including the following:
•a delay, or inability to reach agreement with the FDA, concerning approval of resmetirom;
•regulators, IRBs or ethics committees may not authorize us or our investigators to continue to conduct ongoing trials or complete a clinical trial;
•we may not be able to demonstrate or obtain adequate evidence from clinical trials of efficacy and safety for resmetirom;
•we do not know the degree to which resmetirom will be accepted as a therapy by physicians, patients and payors, even if approved;
•commercial execution risks;
•patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to resmetirom, which could delay or prevent clinical development;
•we cannot be certain if we will be able to gain full approval of our product candidate following any Subpart H approval based on surrogate endpoints; and
•even if we obtain Subpart H approval of resmetirom based on a surrogate endpoint, we are required to conduct complete the clinical outcomes trial under conditions set by FDA to confirm the clinical benefit of the product candidate and if the post-approval trial is not successful we may not be able to continue marketing the product.
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
Many of the factors that cause, or lead to, a delay in the completion of clinical trials may also ultimately lead to the adverse regulatory action. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design for ingoing trials and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.
Furthermore, even if we do receive regulatory approval to market resmetirom, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. If we are unable to obtain regulatory approval for, or, if approved, successfully commercialize resmetirom, we may not be able to generate sufficient revenue to continue our business.
If approved, we will be highly dependent on the commercial success of resmetirom. We may not be able to meet expectations with respect to sales of our products if approved by the FDA, or attain profitability and positive cash-flow from operations.
We have received breakthrough therapy designation and priority review from the FDA for resmetirom for the treatment of patients with NASH with liver fibrosis, and FDA has assigned a Prescription Drug User Fee Act date for resmetirom of March 14, 2024, the target date by which the FDA intends to complete its review and take action on the NDA. If resmetirom receives FDA approval, the success of our business will depend on the commercial success of resmetirom.
Successful commercialization of resmetirom, if approved, is subject to many risks. We have never, as an organization, launched or commercialized any other product, and there is no guarantee that we will be able to successfully commercialize resmetirom if approved. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We expect that future commercial success of resmetirom for the treatment of patients with NASH will depend on many factors, including the following:
•the efficacy, cost, approved use, and side-effect profile of resmetirom relative to competitive treatment regimens, if approved, for the treatment of NASH;
•if approved for NASH, resmetirom may compete with the off-label use of currently marketed products and other therapies in development that may in the future obtain approval for NASH;
•the effectiveness of our commercial strategy for the marketing of resmetirom, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;
•developing, maintaining and successfully monitoring commercial manufacturing arrangements for resmetirom with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;
•our ability to negotiate and enter into any additional commercial, supply and distribution contracts to support commercialization efforts, and to hire and manage additional qualified personnel;
•our ability to meet the demand for commercial supplies of resmetirom at acceptable costs;
•the acceptance of resmetirom by physicians, patients and third-party payors;

•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•the actual market-size, ability to identify targeted patients and the demographics of patients eligible for resmetirom, which may be different than what we currently expect;
•the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
•our ability to obtain, maintain or enforce our patents and other intellectual property rights; and
•the effect of recent or potential health care legislation in the United States.

While we believe that resmetirom for the treatment of NASH, if approved, should have a commercially competitive profile, we cannot accurately predict the amount of time needed to attain a commercially successful profile or the amount of revenue that would be generated from the sale of resmetirom. If we do not effectively commercialize resmetirom, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of resmetirom do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.
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
We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay, suspend, or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including but are not limited to any of the following, could delay or impede completely the completion of our ongoing and planned clinical trials and negatively affect our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:
•conditions imposed on us by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;
•insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;
•slow enrollment and retention rate of subjects in our clinical trials;
•challenges in identifying or recruiting sufficient study sites or investigators for clinical trials; and
•serious and unexpected drug-related side effects related to the product candidate being tested.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies for resmetirom if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate. Our Phase 3 clinical trials have significantly more patients than were enrolled in our Phase 2 trials. Although we have satisfied Subpart H patient enrollment for MAESTRO-NASH, clinical enrollment for our MAESTRO-NASH Outcomes trial is not complete as of December 31, 2023 and significant additional enrollment will be necessary and will be ongoing for some time. The timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies.

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
Breakthrough therapy or priority review by the FDA for any product candidate may not lead to faster development, regulatory review or approval processes, and it does not increase the likelihood that our product candidates will receive marketing approval.
We have received breakthrough therapy designation and priority review from the FDA for resmetirom for the treatment of patients with NASH with liver fibrosis, and we may seek breakthrough therapy designation or priority review for future product candidates if supported by the results of clinical trials. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Priority review is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness.
For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs that are breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For applications that receive priority review, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review.
Designation as a breakthrough therapy or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our future product candidates meets the criteria for designation as a breakthrough therapy or priority review product, the agency may disagree and instead determine not to make such designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the agency. In addition, regarding breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification as a breakthrough therapy or, for priority review products, decide that the period for FDA review or approval will not be shortened.

Even if resmetirom or any product candidate receives accelerated approval from the FDA, they face future post-approval development and regulatory requirements, which present additional challenges for us to successfully navigate.
We are currently pursuing accelerated approval of our lead product candidate, resmetirom. Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post-approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Failure to meet post-approval commitments and requirements, including completion of enrollment of—and in particular, any failure to obtain positive data from—any confirmatory studies required by the FDA, could result in negative regulatory action from the FDA and/or withdrawal of such accelerated approval. The recently enacted FDORA has expanded FDA's expedited withdrawal procedures for drugs approved through the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence.
Unless otherwise informed by the FDA, an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement. If we or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, the FDA may, among other actions: issue warning letters or untitled letters; seek an injunction or impose civil or criminal penalties or monetary fines; suspend or withdraw or alter the conditions of our marketing approval; suspend any ongoing clinical trials;
refuse to approve pending applications or supplements to applications submitted by us; suspend or impose restrictions on operations, including costly new manufacturing requirements; and seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.
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
If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities, or previously unknown problems with any approved product, manufacturer, or manufacturing process are discovered, we could be subject to administrative or judicially imposed sanctions, including:
•restrictions on marketing or manufacturing of our products, withdrawal of the product from the market;
•holds on clinical trials;
•warning letters or untitled letters;
•civil or criminal penalties;
•fines;
•injunctions;
•product seizures or detentions;

•pressure to initiate voluntary product recalls;
•suspension or withdrawal of regulatory approvals; and
•refusal to approve pending applications for marketing approval of new products or supplements to approved applications.
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
Resmetirom has only been studied in a limited number of patients. Following commercial launch, if approved, resmetirom will be available to a much larger number of patients, and we do not know whether the results of resmetirom’s use in such larger number of patients will be consistent with the results from our clinical studies.
Resmetirom has been administered only to a relatively limited number of patients in clinical studies. While the FDA may grant accelerated approval of resmetirom based on the data included in the NDA, we do not know whether future results, when a large number of patients are exposed to resmetirom including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of resmetirom that served as the basis for the approval of resmetirom. New data relating to resmetirom, including from adverse event reports, our post-marketing commitments in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of resmetirom from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing resmetirom’s marketing applications for additional indications and/or in other jurisdictions, or impose post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.
If payers excessively restrict our future products or physicians and patients do not accept our future products or if the market for indications for which any product candidate is approved is smaller than expected, our ability to generate revenues will be impacted.
Even if any of our product candidates obtain regulatory approval, they may not gain extensive market acceptance among physicians, patients, and third-party payers. Efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may not be fully successful. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. Physicians may decide not to recommend our treatments or a patient though prescribed our product may not receive it for a variety of reasons including:
•timing of market introduction of competitive products;
•demonstration of clinical safety and efficacy compared to other products;
•cost-effectiveness;
•limited or no coverage by third-party payers;
•convenience and ease of administration;
•restrictions in the label of the drug;
•other potential advantages of alternative treatment methods;
•unanticipated post-marketing events;
•ineffective marketing and distribution support of its products;
•inability of third-party patient services to achieve patient access to therapy; and
•inability of specialty pharmacies to communicate effectively with patients, coordinate shipments and effect adherence to therapy.
If any of our product candidates are approved, but fail to achieve full market acceptance or such market is smaller than anticipated, we may not be able to generate significant revenue and our business would suffer.
As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully, including successfully optimizing manufacturing for our product/product candidate in sufficient quality and quantity or within targeted timelines.
As we have been advancing resmetirom through clinical trials, we have been expanding our development, regulatory, manufacturing, and marketing and sales capabilities and commitments and may need to further contract with third parties to provide these capabilities. As our operations expand, we likely will need to manage additional relationships with such third parties, as well as additional collaborators, distributors, marketers and suppliers.
Maintaining third party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to effectively manage our development efforts, and marketing personnel, effectively manage our participation in ongoing clinical trials and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.
If we enter into arrangements with third parties (such as ex-US arrangements or arrangements described in the succeeding section) to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop without the involvement of these third parties. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

If we are unable to successfully further develop and maintain internal commercialization capabilities, future sales of our products, if approved, may be negatively impacted.
In anticipation of potential regulatory approval of resmetirom, we have been hiring and training a commercial team and developing the organizational infrastructure we believe we need to support the commercial success of resmetirom. Factors that may inhibit our efforts to maintain and further develop commercial capabilities include:
•an inability to retain an adequate number of effective commercial personnel;
•an inability to adequately train commercial personnel, who may have limited experience with our company or our products, to deliver a consistent message regarding our products and be effective in educating physicians on how to prescribe our products;
•an inability to equip commercial field personnel with compliant and effective materials, including marketing literature to help them educate physicians and our healthcare providers regarding our products and their proper administration and educate payors on the safety, efficacy and effectiveness profile of our products to support favorable coverage decisions; and
•unforeseen costs and expenses associated with maintaining and further developing an independent commercial organization.
If we are not successful in maintaining an effective commercial infrastructure, we will encounter difficulty in achieving, maintaining or increasing projected sales of resmetirom once approved, which would adversely affect our business and financial position.
In addition, we may in the future choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or as an alternative to our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
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
The future pricing, coverage and reimbursement of our product candidates must be adequate to support our commercial infrastructure. Our future per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. However, sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. As a result, we do not have assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance or in the future.
In addition, third-party payors have increasingly reduced reimbursements for pharmaceutical products. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit or delay sales of any of our future products. A decision by a third-party payor not to cover a product could reduce physician ordering and patient demand for any of our future products.
In international markets, reimbursement and healthcare payment are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries will put pressure on the pricing and usage of our product candidates. In many countries, the prices of medicinal products are subject to varying price control mechanisms as part of national health systems. In general, the prices of therapeutics or medicinal products under such systems are substantially lower than in the U.S. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability of manufacturers to sell products profitably. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment. Resulting changes in healthcare law and policy, including recently enacted changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
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
The Patient Protection and Affordable Care Act, as amended, (the ACA) aims to reduce the cost of healthcare and substantially change the way healthcare is financed by both government and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Additional legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the ACA, its implementation, efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, and other healthcare reform measures including those that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.
In addition to the ACA, U.S. governments continue to seek to adopt healthcare policies and reforms intended to curb healthcare costs, such as federal or state controls on payment for drugs (including under Medicare, Medicaid, and commercial health plans). The Inflation Reduction Act of 2022, or IRA, among other things, establishes Medicare Part B and Part D inflation rebate schemes. Failure to timely pay a Part B or Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under a new discount program which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidate.
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additionally, there have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including by requiring pharmaceutical manufacturers to report to state agencies when they introduce new drugs to market with prices over a certain threshold, or when they increase the price of a drug over a certain threshold. If healthcare policies or reforms intended to curb healthcare costs are adopted, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our product and any future products, if approved, may be negatively impacted.
It is possible that the above-mentioned measures, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of additional cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside of the U.S., or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on our product candidates, if any, may be.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs after we begin participating in these programs, we could be subject to additional rebate requirements, penalties, or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
The ACA (addressed further above in the section on “-- U.S. Healthcare Reform”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. Our failure to comply with these price reporting and rebate payment options, as well as pharmaceutical benefit manager “accumulator” programs, could negatively impact our financial results.
Federal law requires that a manufacturer also participate in the 340B Drug Pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, the IRA established a Medicare Part D inflation rebate scheme and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program.
Pricing and rebate calculations are complex, vary across products and programs, and are often subject to interpretation by the manufacturer, governmental agencies, and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, is obligated to resubmit corrected data up to three years after those data originally were due. Restatements and recalculations increase the costs for complying with the laws and policies governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. They also may affect the 340B ceiling price and therefore liability under the 340B program.
Finally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non FAMP”), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Under Section 703 of the National Defense Authorization Act, a manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non FAMP and FCP for the calendar year that the product was dispensed. A manufacturer that overcharges the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations.
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
We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any of our future approved products;
•injury to our reputation;

•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•significant litigation costs;
•substantial monetary awards to or costly settlements with patients or other claimants;
•product recalls or a change in the indications for which products may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize our product candidates.
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
Although the development and commercialization of resmetirom is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies. We will evaluate internal opportunities from our compound libraries, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from disorders with high unmet medical needs and limited treatment options. These other product candidates may require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, be successfully commercialized, be widely accepted in the marketplace, or be more effective than other commercially available alternatives.
If we lose key senior management personnel, it could have a material adverse effect on our business and stock price.
We are highly dependent on principal members of our senior management team, including our President and Chief Executive Officer, Bill Sibold, and our President, Research and Development and Chief Medical Officer, Rebecca Taub, M.D. These executives each have significant pharmaceutical industry experience. The loss of any senior member of our management team or scientific staff, including Mr. Sibold or Dr. Taub, could have a material adverse effect on our business and stock price. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.
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
Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our partners may be subject to administrative, civil and criminal sanctions for violations of any of these federal and state laws. Pharmaceutical and other healthcare companies have been sued or found to have violated these laws for a variety of promotional and marketing and other activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; inaccurately reporting to pricing services average prices that are then used by federal programs to set reimbursement rates, rebates, and discounts; engaging in off-label promotion; and knowingly submitting false pricing information to the federal government, knowingly misrepresenting that information, or failing to timely submit that information. Pharmaceutical companies may further be found liable for civil monetary penalties for knowing and intentionally overcharging covered entities under the 340B Drug Pricing Program.
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

A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business and operations.
Our information technology infrastructure is subject to threats from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In addition, the information technology systems of our current or future third-party collaborators, service providers, contractors and consultants are subject to similar threats, and we depend in part on third-party security measures over which we do not have full control to protect against data security incidents. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to potentially extracting sensitive information, such as trade secrets or other intellectual property, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means, including ransom demands, to affect service reliability and/or threaten the confidentiality, integrity and availability of information. Such an event could result in a material disruption of our operations or development programs and/or produce significant reputational, financial, legal, regulatory, business or operational harm. For example, any loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. We have been subject to a cybersecurity attack in the past. Although we have taken steps to enhance our cybersecurity protections and minimize the impact of any future event, we cannot provide any assurances that future cyber events will not occur, that these security safeguards will be successful, and that future cyber events, to the extent they occur, will not impact our operations or have any material adverse impact on our business. As a result, we may not in the future successfully prevent service interruptions, exfiltrations or data security incidents that could materially adversely affect our business. In addition, insurance may not cover or be sufficient in type or amount to cover us against claims related cyber incidents.
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in: governmental investigations, litigation, regulatory enforcement actions, fines, sanctions or other penalties, injunctive relief requiring costly compliance measures, required notification and credit monitoring, public statements against us, third parties to lose trust in us, or claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other cybersecurity attacks can be difficult to detect, and any delay in identifying them may lead to increased harm.
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
To the extent we collect California resident personal information, we may also be subject to the CCPA. The CCPA, created new transparency requirements and granted California residents several new rights with regard to their personal information. In addition, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Virginia and Colorado also have enacted similar laws that impose new privacy obligations for which we may need to take additional steps to comply. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in the area of consumer protection. For example, Utah, Indiana, Iowa, Tennessee, Washington, and Utah, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and may impose limitations on our business activities. The obligations to comply with new privacy laws may require us, among other things, to update our notices and develop new processes internally and with our third-party collaborators, service providers, contractors or consultants to facilitate consumer rights requests, and such laws may impose restrictions on our processing of personal information that may impact the way we operate our business. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. The CCPA, the CPRA or other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.
European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
Outside the United States, our clinical trial programs and operations implicate international data protection laws, including the EU General Data Protection Regulation including as implemented in the UK (collectively, “GDPR”). The GDPR increases our responsibility and liability in relation to the processing of personal data of individuals located in the EU. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data, health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates where applicable, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, as well as substantial potential fines for violations of the data protection obligations. Specifically regarding the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. On July 16, 2020, the European Court of Justice ruled the EU-US Privacy Shield to be an invalid data transfer mechanism and confirmed that the Model Clauses remain valid, and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Data protection authorities from the different European member states, as well as in the United Kingdom and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data, with the United Kingdom and Switzerland following the EU with the publication of new Model Clauses to be incorporated in all applicable contracts within a specified timeframe in order to legitimize data transfers from those jurisdictions. The UK adopted versions of their Model Clauses during 2022. Our ability to continue to transfer personal data outside of the EU, United Kingdom, or Switzerland may become significantly more expensive and may subject us to increased scrutiny and liability under the GDPR or similar local laws, and we may experience operating disruptions if we are unable to conduct these transfers in the future.
On December, 13 2022, the European Commission adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework, which reflects the assessment by the European Commission of the US legal framework. The draft decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to U.S. companies. After an approval process, the European Commission is expected to adopt the final adequacy decision, which will allow data to flow freely from the EU to the U.S between companies certified under the new framework.
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
We may enter into license agreements from time to time. Licensing of intellectual property is important to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to a license agreement, including but not limited to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors and collaborators; and
•the priority of invention of patented technology.
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
Our composition-of-matter patent licensed from Roche relating to resmetirom is scheduled to expire in the United States in 2026. Our co-owned patents and pending patent applications that cover our particular solid form, dosage, method of manufacturing, and uses of resmetirom to treat various indications are scheduled to expire in 2033. Our exclusively-owned pending patent applications that cover companion diagnostics, various solid forms of resmetirom, combination therapy, method of use, and method of manufacturing, if issued, are expected to expire between 2037 and 2042. Our exclusively-owned pending patent application that covers other THR beta analogs and uses thereof, if issued, is expected to expire in 2043. While patent term adjustments or patent term extensions could result in later expiration dates for each of these patents, there can be no assurances that we will receive any patent adjustments or patent term extensions. The patent application process and patent maintenance and enforcement are subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;
•patent applications may not result in any patents being issued;
•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•we and our licensor(s) may not have been the first to make the inventions covered by pending patent applications or issued patents;
•we and our licensor(s) may not have been the first to file patent applications for our product candidates or the compositions developed, or for their uses;
•others may independently develop identical, similar or alternative products or compositions and uses thereof;
•we and our licensor(s)’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•others may design around our owned and licensed patent claims to produce competitive products which fall outside of the scope of the patents;
•others may identify prior art or other bases which could invalidate our or our licensor(s)’ patents;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where us and our licensor(s) do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets;
•there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.
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
The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of resmetirom or our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:
•result in costly litigation;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing resmetirom for NASH or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
•require us to enter into royalty or licensing agreements.
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
Although we believe that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next 12 months, we will require additional working capital in the future. We expect our overall spending levels to increase. The amount and timing of any expenditure needed to fund our development and commercialization programs will depend on numerous factors, including:
•the type, number, scope, progress, expansion costs, results of and timing of our ongoing and future clinical trials and projected product label or the need for additional clinical trials ;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•the timing of obtaining regulatory approval for resmetirom for NASH and any potential future product candidates;
•the costs and timing of obtaining or maintaining manufacturing for resmetirom for NASH, including commercial manufacturing if such product candidate is approved;
•the costs and timing of establishing and initiating sales, marketing and reimbursement capabilities and enhanced internal controls over financial and compliance reporting requirements;
•the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships, including for ex-US resmetirom opportunities;
•costs associated with any new product candidates that we may develop, in-license or acquire; and
•the effect of competing technological and market developments.
Some of these factors are outside of our control. These and other circumstances may cause us to delay certain research activities and related clinical expenses, but such delays will not alter our need to raise additional funding. As a result, we will need to raise substantial additional funds in the future.
We have not sold any products prior to the filing of this Form 10-K, and we cannot estimate the amounts of any revenue from any product sales, if approved, in the future. We may seek additional funding through future debt and equity financings, as well as potential additional collaborations or strategic partnerships with other companies or through non-dilutive financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or have a potential restrictive effect on how we operate our business. In addition, market perception that we need to issue additional shares, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
If we are unable to obtain additional funding on a timely basis, our business may be materially and adversely affected. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us.
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
On May 6, 2022, we and our subsidiary, Canticle Pharmaceuticals, Inc. (“Canticle”) entered into a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”), as amended on February 3, 2023 (as amended, the “Loan Agreement”), providing for an aggregate of $250.0 million in term loans that will be available to us in four tranches subject to the conditions set forth in the Loan Agreement (collectively, the “Term Loans”). Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property. Until we have repaid such indebtedness, the Loan Agreement subjects us to various terms, conditions and covenants. These include financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Additionally, the Loan Agreement contains affirmative and restrictive financial covenants commencing on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves both a certain FDA approval for resmetirom and a revenue milestone (the “Minimum Cash Covenant”). The Loan Agreement also includes a revenue-based covenant (the “Revenue Covenant”) that could apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024; however, the Revenue Covenant will be waived at any time in which the Company maintains, as measured monthly (i) a certain level of cash, cash equivalents and liquid funds relative to outstanding Hercules debt or (ii) a market capitalization of at least $1.2 billion. The Revenue Covenant, as and when effective on or after November of 2024, would require the Company to maintain a minimum amount of trailing three-month net product revenue. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement and if pursued and secured by the Company, the terms of such additional debt could further restrict our operating and financial flexibility.
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
Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The closing price of our common stock has ranged from $58.39 to $312.00 per share during the period from December 1, 2022 to January 31, 2024. The market price of our common stock could be impacted due to a variety of factors, including: global market or financial developments; prevailing macroeconomic conditions, including potential recession or economic downturns; US market events (including the potential for unusual market trading activity following external short interest developments or social media activity); the outbreak of war or hostilities; NASH therapeutic company developments and/or FDA developments, regardless of whether occurring generally and/or specifically as to our clinical trials and development programs; industry-wide events; and the following events or developments:
•the losses we may incur, including increased losses resulting from costs associated with increases in our clinical trial activity;
•developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;
•the progress and results of our clinical trials;
•public or regulatory concern as to the safety and efficacy of NASH products developed by us or others or public safety generally; and
•litigation.
In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In the event any of the foregoing occur, the market price of our common stock could be highly volatile and may materially decline.
A small number of our stockholders beneficially own a substantial amount of our outstanding common stock and may be deemed to have substantial control over us; therefore, your ability to influence corporate matters may be limited.
Certain stockholders affiliated and associated with our officers and directors collectively beneficially own approximately 24.24% of our outstanding common stock as of December 31, 2023 and acting together, may have the ability to substantially affect matters submitted to our stockholders for approval. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.
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
Funds affiliated with Baker Bros. Advisors LP hold a significant portion of our total outstanding shares of common stock (including shares of our common stock issuable upon conversion of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and pre-funded warrants), and any sale of such shares into the market, or perception that sales could occur, in the future could cause the market price of our common stock to drop significantly.

Based on a Schedule 13D/A filed with the SEC on November 17, 2023, 667, L.P. and Baker Brothers Life Sciences, L.P., funds affiliated with Baker Bros. Advisors LP ("Baker Bros."), reported an ownership interest in (i) Madrigal common stock and (ii) other Madrigal securities with limitations on conversion or exercise to common stock. If such limitations did not exist, Baker Bros. would be deemed to beneficially own 5,851,323 shares of our common stock (which includes 1,969,797 shares of common stock issuable upon the conversion of our Series A Convertible Preferred Stock and 400,000 shares of common stock issuable upon the conversion of our Series B Convertible Preferred Stock, each of which are common stock equivalents with no voting rights, that are convertible into shares of common stock on a 1-for-1 basis only to the extent that after giving effect to such conversion the holders thereof and their affiliates and any persons who are members of a Section 13(d) group with the holders or their affiliates would beneficially own (in the aggregate, for purposes of Rule 13d-3 under the Exchange Act) no more than 4.99% of the outstanding common stock, which may be increased or decreased up to 19.99% at the holder’s election on 61 days’ notice and certain limitations (the “Beneficial Ownership Limitation”). The 5,851,323 total share number above includes 1,648,098 pre-funded warrants and without such limitations on conversion or exercise would represent approximately 24.49% of our total outstanding shares of common stock as of December 31, 2023 on a fully as-converted and as-exercised to common stock basis. The pre-funded warrants are only exercisable to the extent that after giving effect to such exercise the holders thereof, together with their affiliates and any members of a Section 13(d) group with such holders, would beneficially own, for purposes of Rule 13d-3 under the Exchange Act, no more than 9.99% of the outstanding shares of Common Stock (the “Maximum Percentage”). By written notice to us, holders of the pre-funded warrants may from time to time increase or decrease the Maximum Percentage to any other percentage not in excess of 19.99%. Sales of a substantial number of shares of our common stock in the public market by Baker Bros., or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales by Baker Bros., or any perception that sales may occur, may have on the prevailing market price of our common stock.
Sales of a significant number of shares of our common stock in the public markets or significant short sales of our common stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.

As of December 31, 2023, there were a number of investors or investor groups that held a significant beneficial ownership interest in our common stock. Drs. Paul Friedman and Becky Taub (the “Friedman/Taub Holdings”), a director and President of R&D and Chief Medical Officer, respectively collectively beneficially own 2,212,070 shares (or 10.62%) of our common stock. Based on a Schedule 13D/A filed with the SEC on November 17, 2023, funds affiliated with Baker Bros. Advisors LP beneficially owned (for SEC reporting purposes) 9.99% of our common stock and maintained an ownership interest in up to 5,851,323 shares of our common stock subject to exercise or conversion limits such as the Beneficial Ownership Limitation and Maximum Percentage (the “Baker Bros. Holdings”), as described in the preceding paragraph. Based on a Schedule 13G/A filed with the SEC on February 14, 2024, funds affiliated with Avoro Capital Advisors LLC (the “Avoro Holdings”) reported beneficial ownership of 2,288,888 shares of our Common Stock, including pre-funded warrants to purchase 400,000 shares of Common Stock that are subject to the Maximum Percentage. In addition, as of December 31, 2023, there are: 2,881,896 shares of our common stock issuable upon the exercise of outstanding stock options or the vesting of restricted stock units and performance stock units under our 2015 Stock Plan, as amended and 2023 Inducement Plan; pre-funded warrants to purchase shares of Common Stock pursuant to outstanding pre-funded warrants as described above; and 19,454 shares of our common stock issuable upon the exercise of outstanding vested warrants held by our creditors consisting of Hercules and affiliates. In addition, there are other institutional investors (including funds affiliated with Janus Henderson Group plc, which reported beneficial ownership of 2,902,050 shares of our common stock, or 14.7%, in a Schedule 13G/A filed with the SEC on February 13, 2024) who from time to time file Schedule 13Gs (or amendments thereto) or Form 13Fs reflecting substantial beneficial ownership of outstanding common stock.
Sales of a substantial number of shares of our common stock by one or more of the investors or groups listed above or other equity-related securities in the public markets, could depress the market price of our common stock and impair our ability to raise capital. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of the common stock to sell their shares, thereby contributing to sales of common stock in the market. See “Risk Factors; Risks Relating to Ownership of Our Common Stock -- The price of our common stock has been, and may continue to be, volatile.” Such sales or short sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.

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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct key operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.
Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of administrative, physical, and technical safeguards. We have conducted and plan to conduct evaluations of our cybersecurity program through periodic internal and external audits, penetration tests, and incident response simulations. We also require cybersecurity trainings when onboarding new employees and contractors/other workforce members, as well as annual cybersecurity awareness training for our employees and contractors/other workforce members. Our program is based on industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) to strengthen our program effectiveness and reduce cybersecurity risks.
We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We use a number of means to assess cyber risks related to our third-party service providers, including vendor questionnaires/conducting due diligence in connection with onboarding new vendors and ongoing reviews / due diligence with key third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our contracts where applicable as part of our oversight of third party providers.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
In the event of a cybersecurity incident, we maintain a regularly tested incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis .
We have relationships with a number of third-party service providers to assist with cybersecurity containment and remediation efforts.
Governance
Management Oversight
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Chief Information Officer (“CIO”). Our CIO has more than 25 years of digital experience in the biopharmaceutical industry and was previously Senior Vice President Digital at Moderna, Inc., where he was responsible for technology leadership and digital transformation across core operations. Our CIO is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and are regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our CIO provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.

Board Oversight
While the Board of Directors has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management, and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures, including: (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (ii) the programs and steps implemented by management to monitor and mitigate any exposures; (iii) the Company’s information governance and cybersecurity policies and programs; and (iv) major legislative and regulatory developments that could materially impact the Company’s data privacy and cybersecurity risk exposure. On a quarterly basis, our General Counsel, Chief Financial Officer (“CFO”) and CIO have been and are responsible to report to the Audit Committee on information technology and cybersecurity matters, including key risks, a detailed threat assessment relating to information technology risks, as applicable, the potential impact of those exposures on the Company’s business, financial results, operations and reputation, the programs and steps implemented by management to monitor and mitigate exposures, and significant legal developments that could materially impact the Company’s cybersecurity risk exposure.
Cybersecurity Risks
Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) process. As part of our ERM process, department leaders identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. While we believe we maintain an effective cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors; A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business and operations.”
We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our own systems, networks, and technology.
Since January 1, 2021 (the first date covered by the financial statements presented in this Form 10-K), we have not experienced any material cybersecurity incident.
Item 2.    Properties
As of December 31, 2023, we leased our approximately 30,500 square-foot corporate headquarters facility located in West Conshohocken, Pennsylvania. We believe our facility is adequate for our current needs. Our lease contains extension rights beyond the scheduled lease expiration date of November 30, 2026. We plan to lease or acquire additional space as our business continues to grow. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.
Item 3.    Legal Proceedings
We currently are not a party to any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Market Information
Our common stock has traded on the Nasdaq stock market under the symbol “MDGL” since July 25, 2016.
Holders
As of December 31, 2023, there were approximately 28 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and three holders of our pre-funded warrants.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2019 and December 31, 2023, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on January 1, 2019 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN MADRIGAL PHARMACEUTICALS, INC., NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
350
300
250
200
150
100
50
0
1/1/2019
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
Madrigal Pharmaceuticals, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

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
About Madrigal Pharmaceuticals, Inc.
We are a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis, or NASH, a liver disease with high unmet medical need. Our lead candidate, resmetirom, is a once-daily, oral, liver-directed thyroid hormone receptor-ß (THR-ß), agonist designed to target key underlying causes of NASH.
NASH Disease State Overview. NASH is a more advanced form of nonalcoholic fatty liver disease (NAFLD). NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. NASH is the leading cause of liver transplants in the U.S. for women, and is expected to soon be the leading cause of liver transplants overall. Additionally, patients with NASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. Once patients progress to NASH with significant fibrosis (consistent with fibrosis stages 2 and 3), the risk of adverse liver outcomes increases substantially.
NASH is also known as metabolic dysfunction-associated steatohepatitis (“MASH”) following a change in disease nomenclature introduced by hepatology medical societies in 2023.
Our Patient Focus. Madrigal estimates that approximately 1.5 million patients have been diagnosed with NASH in the U.S., of which approximately 525,000 have NASH with significant fibrosis. Madrigal estimates that approximately 315,000 diagnosed patients with NASH with significant fibrosis are under the care of the liver specialist physicians Madrigal will be targeting during the planned launch of resmetirom following approval.
Our Clinical Development Program. Madrigal is currently conducting multiple Phase 3 clinical trials to evaluate the safety and efficacy of resmetirom for the treatment of NASH, including the pivotal MAESTRO-NASH biopsy study in patients with significant fibrosis, the MAESTRO-NASH Outcomes study in patients with NASH with compensated cirrhosis and the MAESTRO-NAFLD-1 safety study. Positive results from the pivotal MAESTRO-NASH biopsy study were published in the New England Journal of Medicine in February 2024.
Data from the 52-week first 1,000 patient portion of MAESTRO-NASH, together with data from MAESTRO-NAFLD-1, the open-label extension of the MAESTRO-NAFLD-1 study, Phase 2 and Phase 1 data, including safety parameters, formed the basis for Madrigal’s subpart H submission to the FDA for accelerated approval of resmetirom for treatment of NASH with liver fibrosis.
Key Developments
In February 2024, primary results from the MAESTRO-NASH study were published in the New England Journal of Medicine.
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

Also in September 2023, Madrigal announced our Board of Directors (the “Board”) appointed Bill Sibold as the President and Chief Executive Officer of the Company. In connection with this appointment, the size of the Board was increased to nine, and Mr. Sibold was also appointed a member of the Board. On Mr. Sibold’s start date, he assumed the duties and responsibilities of the Company’s principal executive officer from Paul Friedman, M.D., who previously served as the Chief Executive Officer since July of 2016. Dr. Friedman continues to serve on the Board as a director of the Company.
Additionally in September 2023, the U.S. Food and Drug Administration (the “FDA”) informed Madrigal that it accepted for review our New Drug Application (“NDA”) for resmetirom for the treatment of adult patients with NASH with liver fibrosis and granted a Priority Review designation. The FDA has assigned a Prescription Drug User Fee Act (“PDUFA”) date of March 14, 2024, the target date by which the FDA intends to complete its review and take action on the NDA. The FDA noted in its September 2023 correspondence that it is not currently planning to hold an advisory committee meeting to discuss our application.
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
Basis of Presentation
Research and Development Expenses
Research and development expenses primarily consist of costs associated with our research activities, including the preclinical and clinical development of our product candidate, resmetirom. We expense our research and development expenses as incurred. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each study, with oversight by our clinical program managers. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. Manufacturing expense includes costs associated with drug formulation development and clinical drug production. We do not track employee and facility related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and not be meaningful.
Our research and development expenses consist primarily of:
•salaries and related expense, including stock-based compensation;
•external expenses paid to clinical trial sites, contract research organizations, laboratories, database software and consultants that conduct clinical trials;
•expenses related to development and the production of nonclinical and clinical trial supplies, including fees paid to contract manufacturers;
•expenses related to preclinical studies;
•expenses related to compliance with drug development regulatory requirements; and
•other allocated expenses, which include direct and allocated expenses for depreciation of equipment and other supplies.
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical studies programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. Our research and development expenses have increased year over year in each of 2021, 2022, and 2023 and we expect that our research and development expenses may increase in the future. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. Accordingly, we may never succeed in achieving marketing approval for any of our product candidates.
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
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with our preclinical and clinical programs. In particular, we have conducted safety studies in animals, optimized and implemented the manufacturing of our drug, and conducted Phase 1-3 clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its preclinical studies and clinical trials, completion of milestones events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from our estimates. Our historical estimates for research and development costs have not been materially different from the actual costs.
Stock-Based Compensation
We recognize stock-based compensation expense based on the grant date fair value of stock options, restricted stock units, and other stock-based compensation awards granted to employees, officers, directors, and consultants. We use the Black-Scholes option pricing model to determine the grant date fair value of stock options as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. We use the simplified method for determining the expected lives of options. Expected volatility is based upon an industry estimate or blended rate including our historical trading activity.

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.
For other stock-based compensation awards granted to employees and directors that vest based on market conditions, such as the trading price of our common stock achieving or exceeding certain price targets, we use a Monte Carlo simulation model to estimate the grant date fair value and recognize stock compensation expense over the derived service period. The Monte Carlo simulation model requires key inputs that are subject to uncertainty for risk-free interest rate, dividend yield, volatility, and expected life.
The assumptions used in computing the fair value of equity awards reflect our best estimates but involve uncertainties related to market and other conditions. Changes in any of these assumptions may materially affect the fair value of awards granted and the amount of stock-based compensation recognized.
Certain of the employee stock options we grant are structured to qualify as incentive stock options (ISOs). Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we may receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition is reported. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for its share-based compensation arrangements due to the fact that we do not believe it is more likely than not we will realize the related deferred tax assets.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
Revenue
We did not generate any revenue during the years ended December 31, 2023 and 2022, respectively.
Operating Expenses
The following table provides comparative results of our operating expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2023	2022	$	%
Research and Development Expenses	$272,350	$245,441	26,909	11%
General and Administrative Expenses	108,146	48,130	60,016	125%
Interest (Income)	(19,578)	(2,185)	17,393	796%
Interest Expense	12,712	3,964	8,748	221%
	$373,630	$295,350	78,280	27%

Research and Development Expense
The following represents our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2023	2022	$	%
Personnel and Internal Expense	$56,824	$39,121	17,703	45%
External Expense	215,526	206,320	9,206	4%
Total	$272,350	$245,441	26,909	11%
Our research and development expenses were $272.4 million for the year ended December 31, 2023 compared to $245.4 million for the year ended December 31, 2022. Research and development expenses increased by $26.9 million in 2023 due primarily to a scale up of manufacturing activities, an increase in headcount, and an increase in stock compensation expense.
General and Administrative Expense
Our general and administrative expenses were $108.1 million for the year ended December 31, 2023 compared to $48.1 million for the year ended December 31, 2022. General and administrative expenses increased by $60.0 million in 2023 due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our general and administrative expenses will increase over time as we prepare for commercialization and expand our operating activities, which will result in an increase in our headcount, consulting services, and related overhead needed to support those efforts.
Interest Income
Our interest income was $19.6 million for the year ended December 31, 2023 compared to $2.2 million for the year ended December 31, 2022. The increase in interest income was due primarily to a higher average principal balance in our investment account in 2023, along with increased interest rates in 2023.
Interest Expense
Our interest expense was $12.7 million for the year ended December 31, 2023, compared to $4.0 million for the year ended December 31, 2022. The increase in interest expense was primarily a result of higher outstanding principal balances during the period under the Loan Facility with Hercules.
Comparison of the Years Ended December 31, 2022 and 2021
Revenue
We did not generate any revenue during the years ended December 31, 2022 and 2021, respectively.

Operating Expenses
The following table provides comparative results of our operating expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2022	2021	$	%
Research and Development Expenses	$245,441	$205,164	40,277	20%
General and Administrative Expenses	48,130	37,318	10,812	29%
Interest (Income)	(2,185)	(363)	1,822	502%
Interest Expense	3,964	—	3,964	100%
Other (income)	—	(273)	(273)	(100%)
	$295,350	$241,846	53,504	22%
Research and Development Expense
The following represents our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2022	2021	$	%
Personnel and Internal Expense	$39,121	$26,232	12,889	49%
External Expense	206,320	178,932	27,388	15%
Total	$245,441	$205,164	40,277	20%
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
Interest Expense
Our interest expense was $4.0 million for year ended December 31, 2022, compared to $0.0 million for the year ended December 31, 2021. The increase in interest expense was as a result of the Loan and Security Agreement (“Loan Facility”) we entered into with Hercules during the second quarter of 2022.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of shares of our common stock, shares of our convertible preferred stock, issuances of pre-funded warrants, borrowings under the Loan Facility with Hercules, the issuance of convertible debt and the proceeds from the merger with Synta Pharmaceuticals Corp. Our most significant use of capital pertains to salaries and benefits for our employees, including commercial, clinical, scientific, operational, financial and management personnel, along with manufacturing costs and commercialization costs to support a potential U.S. approval.

As of December 31, 2023, we had cash, cash equivalents and marketable securities totaling $634.1 million compared to $358.8 million as of December 31, 2022, with the increase primarily attributable to our October 2023 public offering which provided $472.0 million net cash proceeds, partially offset by funding of operations. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We anticipate continuing to incur operating losses for the foreseeable future. While our rate of cash usage will likely increase in the future, in particular to support our preparation for commercialization, we believe our available cash resources are sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we may need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital, if needed, may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses, as well as commercial preparation investments, if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
At-the-Market Sales Agreement
On May 9, 2023, we entered into Amendment No. 1 (the “Sales Agreement Amendment”) to the June 2021 Sales Agreement (the “2021 Sales Agreement”) with Cowen, which provided for up to an additional $200.0 million in the amount of common stock that can be issued and sold by us from time to time through or to Cowen under the 2021 Sales Agreement, acting as agent or principal.
Sales of our common stock, if any, under the Sales Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. We have no obligation to sell any common stock and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement pursuant to its terms.
During the three months ended December 31, 2023, under the Sales Agreement Amendment, we sold no shares. During the year ended December 31, 2023, and in total under the Sales Agreement Amendment, we sold 98,101 shares for an aggregate of $25.2 million in gross proceeds, with net proceeds of approximately $24.5 million after deducting commissions and other transaction costs. All shares were sold pursuant to our effective Registration Statement and the prospectus supplement relating thereto. As of December 31, 2023, $174.8 million remained reserved and available for sale under the 2023 Sales Agreement Amendment and our related prospectus supplement.
Loan Facility
In May 2022 we entered into the $250.0 million Loan Facility (the “Loan Facility”) with Hercules Capital, Inc. (“Hercules”). On February 3, 2023, we entered into the First Amendment (the “Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the terms of the Loan Facility, the first $50.0 million tranche (“Tranche 1”) was drawn at closing. Under the Amended Loan Facility, $65.0 million was drawn in 2023 under the second tranche (“Tranche 2”). The third tranche (“Tranche 3”) of $75.0 million is available, subject to us obtaining a certain FDA approval for resmetirom. The fourth tranche (“Tranche 4”) of $60.0 million is available subject to Hercules’ sole discretion. In connection with Tranche 1, in 2022 we issued Hercules warrants to purchase 14,899 shares of our common stock, which had a Black-Scholes value of $0.6 million. In connection with Tranche 2, in 2023 we issued to Hercules warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million.
The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. We will pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months, which period may be extended to May 1, 2026 and May 3, 2027, upon the achievement of regulatory approval milestones and future revenue covenants, subject to compliance with applicable covenants. The Loan Facility matures in May 2026 and may be extended an additional year upon the achievement of certain regulatory milestones. The Loan Facility is secured by a security interest in substantially all of our assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount.
The Loan Facility includes affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if we achieve certain clinical milestones and a revenue milestone, and a revenue-based covenant that could apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024. The Loan Facility contains event of default provisions for: our failure to make required payments or maintain compliance with covenants under the Loan Facility; our breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting us; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on us, provided that, any failure to achieve approval or certain other milestones under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of December 31, 2023, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of December 31, 2023 was 10.95%. As of December 31, 2023, we were in compliance with all loan covenants and provisions.
2023 Public Offering
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
Cash Flows
The following table summarizes our net cash flow activity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(324,230)	$(224,857)	$(183,917)
Net cash provided by (used in) investing activities	(502,520)	206,686	(5,055)
Net cash provided by financing activities	595,116	313,451	171,237
Net increase (decrease) in cash and cash equivalents	$(231,634)	$295,280	$(17,735)
Operating Activities
Net cash used in operating activities was $324.2 million, $224.9 million, and $183.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts. Net cash used in the year ended December 31, 2023 increased from prior years predominately due to the build out of our commercial operations in anticipation of our potential commercial launch.
Investing Activities
Net cash used in investing activities was $502.5 million for the year ended December 31, 2023 and consisted primarily of $834.4 million of purchases of marketable securities for our investment portfolio, partially offset by $333.4 million from sales and maturities of marketable securities from our investment portfolio.
Net cash used in investing activities was $206.7 million for the year ended December 31, 2022 and consisted primarily of $350.4 million from sales and maturities of marketable securities, partially offset by $143.5 million of purchase of marketable securities for our investment portfolio.
Net cash used in investing activities was $5.1 million for the year ended December 31, 2021 and consisted primarily of $394.1 million of purchase of marketable securities for our investment portfolio, partially offset by $389.3 million from sales and maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $595.1 million for the year ended December 31, 2023 and consisted primarily of $472.0 million in proceeds from our October 2023 public offering, in addition to $65.0 million in borrowings under the Loan Facility, $34.0 million from proceeds from the exercise of common stock options, and $24.5 million from sales of our common stock under the 2023 Sales Agreement, partially offset by $0.4 million of loan issuance costs.
Net cash provided by financing activities was $313.5 million for the year ended December 31, 2022 and consisted primarily of sales of our common stock under the 2021 Sales Agreement and a registered direct offering of Series B Convertible Preferred Stock and common stock in December, and debt borrowings under our Loan Facility.
Net cash provided by financing activities was $171.2 million for the year ended December 31, 2021 and consisted primarily of sales of our common stock under the 2021 Sales Agreement and the exercise of stock options.
Contractual Obligations and Commercial Commitments
As of December 31, 2023, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	1,861	937	924	—	—
Total contractual Obligations	1,861	937	924	—	—
Operating leases relate to our corporate headquarters facility located in West Conshohocken, Pennsylvania.
In August 2023, we entered into the Fifth Amendment to our Office Lease (the “Lease Amendment”). The Lease Amendment extends the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million ROU asset and lease liabilities were recorded during the year ended December 31, 2023.
In May 2022 we entered into the $250.0 million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. As of December 31, 2023, we had drawn $115.0 million under the facility. We are scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, which period may be extended to May 1, 2026 and May 3, 2027 upon the achievement of our regulatory approval milestone and future revenue milestones, and subject to compliance with applicable covenants.
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
Inflation Risk
Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 or 2021.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    Other Information.
Director and Executive Officer Adoption of 10b5-1 Plans

Our Section 16 officers and directors may enter into plans or arrangements for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Such plans and arrangements must comply in all respects with our insider trading policies, including our policy governing entry into and operation of 10b5-1 plans and arrangements.
During the quarter ended December 31, 2023: the following Section 16 officers and directors adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act); and no plans were modified or terminated. All plans adopted covered sales of Madrigal common stock (including sales of Madrigal common stock following exercise of stock options).

Name of Director or Section 16 Officer	Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Becky Taub, MD	President of R&D, CMO and Director	11/27/2023	April 3, 2025	76,564
Kenneth Bate	Director	11/16/2023	June 27, 2024	32,489
James Daly	Director	11/16/2023	June 27, 2024	32,489
Paul Friedman, MD	Director	11/27/2023	April 3, 2025	100,000
Richard Levy, MD	Director	11/30/2023	June 16, 2025	26,000

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2024 Proxy Statement, no later than April 29, 2024, and certain information to be included in the 2024 Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference in our 2024 Proxy Statement (excluding the information contained under the heading "Executive Officer and Director Compensation--Pay Versus Performance").
Item 11.    Executive Compensation.
The information required by this item regarding executive compensation is incorporated by reference in our 2024 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference in our 2024 Proxy Statement. In addition, information about our equity compensation plans is incorporated herein by reference to our 2024 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions is incorporated by reference in our 2024 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item regarding principal accounting fees and services is incorporated by reference in our 2024 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	The Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K. Other financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

Item 15(a)(3)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

Item 15(b)	See Item 15(a)(3) above.

Item 15(c)	See Item 15(a)(2) above.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	3/31/2017	001-33277

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Madrigal Pharmaceuticals, Inc., as filed on June 16, 2023 with the Secretary of State of the State of Delaware		Form 8-K (Exhibit 3.1)	6/20/2023	001-33277

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	6/21/2017	001-33277

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	12/23/2022	001-33277

3.5	Bylaws of the Registrant, as amended April 13, 2016.		DEFA14A; Form 8-K (Exhibit 3.1)	4/14/2016	001-33277

4.1	Form of Warrant Agreement, dated May 9, 2022, between the Registrant and Hercules Capital, Inc. and affiliates.		Form 10-Q (Exhibit 4.1)	08/04/2022	001-33277

4.2†	Form of Tranche 2 Warrant Agreement, dated February 3, 2023, by and among the Registrant and Hercules Capital, Inc. and affiliates.		Form 8-K (Exhibit 4.1)	2/9/2023	001-33277

4.3	Form of Pre-Funded Warrant of the Registrant		Form 8-K (Exhibit 4.1)	10/2/2023	001-33277

4.4	Description of Securities of the Registrant		Form 10-K (Exhibit 4.3)	2/23/2023	001-33277

Equity Agreements

10.1	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	6/21/2017	001-33277

10.2	Amendment No. 2, dated December 22, 2022, to Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.2)	12/23/2022	001-33277

10.3	Sales Agreement, dated June 1, 2021, by and between Madrigal Pharmaceuticals, Inc. and Cowen and Company, LLC (concerning at-the-market offerings of Madrigal common stock).		Form 8-K (Exhibit 1.1)	6/1/2021	001-33277

10.4	Securities Purchase Agreement, dated December 21, 2022, by and among the Registrant and the institutional investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.1)	12/23/2022	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.5	Amendment No. 1 to Sales Agreement, dated May 9, 2023, by and between Madrigal Pharmaceuticals, Inc. and Cowen and Company, LLC.		Form 8-K (Exhibit 1.1)	5/9/2023	001-33277

10.6	Registration Rights Agreement, dated August 7, 2023, by and among Madrigal Pharmaceuticals, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P.		Form 10-Q (Exhibit 10.2)	8/8/2023	001-33277

Debt Agreements

10.7†
Loan and Security Agreement, dated May 9, 2022, as amended by the First Amendment to Loan and Security Agreement, dated February 3, 2023, by and among the Registrant, Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.
			Form 8-K (Exhibit 10.1)	2/09/2023	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

10.8	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.†		Form 10-Q (Exhibit 10.5)	11/14/2016	001-33277

Equity Compensation Plans

10.9*	Amended 2015 Stock Plan		Definitive Proxy Statement (Annex A)	4/30/2021	001-33277

10.10*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	3/31/2017	001-33277

10.11*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	3/31/2017	001-33277

10.12*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan (pre-2023).		Form 10-K (Exhibit 10.13)	3/31/2017	001-33277

10.13*	Non-Employee Director Equity Compensation Policy		Form 10-Q (Exhibit 10.1)	5/6/2021	001-33277

10.14*	Form of RSU Agreement for Directors under Amended 2015 Stock Plan		Form 10-Q (Exhibit 10.3)	8/8/2023	001-33277
10.15*	Form of RSU Agreement for Executive Officers (2023) under Amended 2015 Stock Plan		Form 10-Q (Exhibit 10.4)	8/8/2023	001-33277

10.16*	Form of RSU Agreement for Employees under Amended 2015 Stock Plan		Form 10-Q (Exhibit 10.5)	8/8/2023	001-33277

10.17*†	2023 Inducement Plan		Form S-8	9/11/2023	333-27445

10.18*†	Form of Stock Option Agreement under 2023 Inducement Plan		Form S-8	9/11/2023	333-27445

10.19*†	Form of Restricted Stock Unit Agreement under 2023 Inducement Plan		Form S-8	9/11/2023	333-27445

Agreements with Executive Officers and Directors

10.20*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.	X

10.21*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	7/22/2016	001-33277

10.22*†	Letter Agreement (including agreements attached as exhibits thereto), dated September 7, 2023, by and between Madrigal Pharmaceuticals, Inc. and William J. Sibold		Form 8-K (Exhibit 10.1)	9/13/2023	001-33277

21.1	List of Subsidiaries.		Form 10-K (Exhibit 21.1)	2/23/2023	001-33277

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Incentive Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X
_____________
*Indicates a management contract, compensatory plan or arrangement.
**The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.
†Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS INC.

Date: February 28, 2024	By:	/s/ WILLIAM J. SIBOLD
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints William J. Sibold, Alex G. Howarth and Brian J. Lynch, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Exchange Act, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM J. SIBOLD	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
William J. Sibold

/s/ ALEX G. HOWARTH	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2024
Alex G. Howarth

/s/ JULIAN C. BAKER	Director	February 28, 2024
Julian C. Baker

/s/ REBECCA TAUB, M.D.	Director	February 28, 2024
Rebecca Taub, M.D.

/s/ FRED B. CRAVES, PH.D.	Director	February 28, 2024
Fred B. Craves, Ph.D.

/s/ KENNETH M. BATE	Director	February 28, 2024
Kenneth M. Bate

/s/ PAUL A. FRIEDMAN, M.D.	Director	February 28, 2024
Paul A. Friedman, M.D.

/s/ RAYMOND CHEONG	Director	February 28, 2024
Raymond Cheong

Signatures	Title	Date
/s/ RICHARD S. LEVY, M.D.	Director	February 28, 2024
Richard S. Levy, M.D.

/s/ JAMES M. DALY	Director	February 28, 2024
James M. Daly

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Madrigal Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Madrigal Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, the Company may require additional financing to fund future operations. Management’s evaluation of the events and conditions and plans to mitigate this matter are also described in Note 3.

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

Research and Development Costs

As described in Notes 2 and 5 to the consolidated financial statements, management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Total research and development costs incurred during the year ended December 31, 2023 were $272.4 million and research and development costs accrued were $50.7 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to research and development costs is a critical audit matter are (i) the significant judgment by management when estimating the research and development costs to accrue in the reporting period; and (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to using contracted site and patient costs applied to the number of patients screened for and enrolled in the trials to estimate costs incurred that have not been invoiced.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s process relating to accruing research and development costs, including controls over estimating the costs incurred for services performed by vendors that have not yet been invoiced. These procedures also included, among others, testing management’s process for estimating the research and development costs to accrue in the reporting period, evaluating the completeness and accuracy of underlying data used in management’s estimate by testing for consistency with a sample of invoices and assessing whether there were significant changes in contracts, testing the number of patients screened for and enrolled in the trial, testing the mathematical accuracy of the calculation of the accrual for research and development costs incurred, and evaluating the reasonableness of assumptions used in the estimate. Evaluating the reasonableness of assumptions used in the estimate involved assessing management’s ability to estimate costs incurred that have not been invoiced by performing a comparison of the estimated accrual to contracted costs applied to the number of patients screened for and enrolled in the trials.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2024

We have served as the Company’s auditor since 2016.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$99,915	$331,549
Marketable securities	534,216	27,225
Prepaid expenses and other current assets	3,150	2,595
Total current assets	637,281	361,369
Property and equipment, net	1,553	601
Right-of-use asset	1,713	602
Total assets	$640,547	$362,572
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,041	$23,831
Accrued expenses	89,980	91,461
Lease liability	527	602
Total current liabilities	118,548	115,894
Long term liabilities:
Loan payable, net of discount	115,480	49,289
Lease liability	1,186	—
Total long term liabilities	116,666	49,289
Total liabilities	235,214	165,183
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at December 31, 2023 and December 31, 2022; 2,369,797 and 2,369,797 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at December 31, 2023 and December 31, 2022; 19,875,427 and 18,102,523 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in-capital	1,741,153	1,160,079
Accumulated other comprehensive income (loss)	468	(32)
Accumulated deficit	(1,336,290)	(962,660)
Total stockholders’ equity	405,333	197,389
Total liabilities and stockholders’ equity	$640,547	$362,572
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Total revenues	$—	$—	$—
Operating expenses:
Research and development	272,350	245,441	205,164
General and administrative	108,146	48,130	37,318
Total operating expenses	380,496	293,571	242,482
Loss from operations	(380,496)	(293,571)	(242,482)
Interest income	19,578	2,185	363
Interest expense	(12,712)	(3,964)	—
Other income	—	—	273
Net loss	$(373,630)	$(295,350)	$(241,846)
Net loss per common share:
Basic and diluted net loss per common share	$(19.99)	$(17.23)	$(14.63)
Basic and diluted weighted average number of common shares outstanding	18,687,774	17,137,201	16,535,188
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net Loss	$(373,630)	$(295,350)	$(241,846)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	500	48	(127)
Comprehensive loss	$(373,130)	$(295,302)	$(241,973)
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,969,797	$—	15,508,146	$2	$665,385	$47	$(425,464)	$239,970
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	1,584,169	—	170,207	—	—	170,207
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	11,080	—	1,030	—	—	1,030
Compensation expense related to stock options for services	—	—	—	—	26,873	—	—	26,873
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	(241,846)	(241,846)
Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Issuance of common and preferred shares in equity offerings, excluding to related parties, net of transaction costs	400,000	—	783,344	—	255,382	—	—	255,382
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	215,784	—	8,955	—	—	8,955
Compensation expense related to stock options for services	—	—	—	—	31,625	—	—	31,625
Unrealized gain on marketable securities	—	—	—	—	—	48	—	48
Hercules warrant	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	—	(295,350)	(295,350)
Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Issuance of common and preferred shares in equity offerings, excluding to related parties, net of transaction costs	—	—	1,346,199	—	260,187	—	—	260,187
Sale of warrants and common shares to related parties and exercise of common stock options, net of transaction costs	—	—	426,705	—	270,292	—	—	270,292
Compensation expense related to stock options for services	—	—	—	—	49,735	—	—	49,735
Unrealized gain on marketable securities	—	—	—	—		500	—	500
Hercules warrant	—	—	—	—	860	—	—	860
Net loss	—	—	—	—	—	—	(373,630)	(373,630)
Balance at December 31, 2023	2,369,797	—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(373,630)	$(295,350)	$(241,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	49,735	31,625	26,873
Depreciation and amortization expense	527	467	405
Amortization of debt issuance costs and discount	2,414	797	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(555)	(1,257)	(325)
Accounts payable	4,210	2,451	20,363
Accrued expense	(1,481)	36,413	9,826
Accrued interest, net of interest received on maturity of investments	(5,450)	(3)	787
Net cash used in operating activities	(324,230)	(224,857)	(183,917)
Cash flows from investing activities:
Purchases of marketable securities	(834,439)	(143,478)	(394,120)
Sales and maturities of marketable securities	333,398	350,381	389,274
Purchases of property and equipment, net of disposals	(1,479)	(217)	(209)
Net cash provided by (used in) investing activities	(502,520)	206,686	(5,055)
Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	260,187	255,382	170,207
Proceeds from the sale of related party warrants and stock and exercise of common stock options, net of transaction costs	270,292	8,955	1,030
Proceeds from issuance of loan payable	65,000	50,000	—
Payment of debt issuance costs	(363)	(886)	—
Net cash provided by financing activities	595,116	313,451	171,237
Net increase (decrease) in cash and cash equivalents	(231,634)	295,280	(17,735)
Cash and cash equivalents at beginning of period	331,549	36,269	54,004
Cash and cash equivalents at end of period	$99,915	$331,549	$36,269
Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$1,628	$583	$376
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a clinical-stage biopharmaceutical company pursuing novel therapeutics for nonalcoholic steatohepatitis (“NASH”), a liver disease with high unmet medical need. The Company's lead candidate, resmetirom, a once-daily, oral, liver-directed thyroid hormone receptor-β (“THR-β”) agonist designed to target key underlying causes of NASH, is in registration status following review acceptance by the U.S. Food and Drug Administration (the “FDA”) for its New Drug Application (“NDA”) in September 2023.
Basis of Presentation
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
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2023, 2022 and 2021, the Company determined it did not have any securities that were other-than-temporarily impaired.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the years ended December 31, 2023, 2022 and 2021, the Company did not have any realized gains or losses on marketable securities.
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
As of December 31, 2023 and 2022, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the years ended December 31, 2023, 2022 and 2021, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2023 and 2022, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including stock-based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of its drug, and conducted clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestones events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates.
Patents
Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company’s statements of operations. Patent expenses were approximately $0.9 million, $0.5 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2023, 2022 and 2021, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	As of December 31,
	2023	2022	2021
Common stock options	2,355,779	2,857,054	2,301,574
Restricted stock units	376,117	—	—
Performance-based restricted stock units	150,000	—	—
Preferred stock	2,369,797	2,369,797	1,969,797
Warrants	2,067,552	14,899	—
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company's annual consolidated financial statements. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements.
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
The Company has incurred losses since inception, including approximately $373.6 million for the year ended December 31, 2023, resulting in an accumulated deficit of approximately $1,336.3 million and $962.7 million as of December 31, 2023 and 2022, respectively. Management expects to incur losses for the foreseeable future. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In October 2023, the Company completed a public offering and received approximately $472.0 million net cash proceeds. The Company believes that its cash, cash equivalents and marketable securities at December 31, 2023 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain planned commercialization costs, product manufacturing, research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,729	$—	$—	$2,729
Money market funds (Level 1)	78,555	—	—	78,555
US government and government sponsored entities (Level 1)	14,967	—	—	14,967
Corporate debt securities due within 3 months of date of purchase (Level 2)	3,664	—	—	3,664
Total cash and cash equivalents	99,915	—	—	99,915
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	382,028	195	(7)	382,216
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	150,743	280	(1)	151,022
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	$977	$1	$—	$978
Total cash, cash equivalents and marketable securities	$633,663	$476	$(8)	$634,131

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$15,100	$—	$—	$15,100
Money market funds (Level 1)	316,449	—	—	316,449
Total cash and cash equivalents	331,549	—	—	331,549
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	27,257	7	(39)	27,225
Total cash, cash equivalents and marketable securities	$358,806	$7	$(39)	$358,774

5. Accrued Liabilities
Accrued liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Contract research organization costs	$50,737	$53,119
Other clinical study related costs	3,724	6,582
Manufacturing and drug supply	9,705	11,262
Compensation and benefits	17,030	14,864
Professional fees	6,814	4,867
Other	1,970	767
Total accrued liabilities	$89,980	$91,461
6. Long Term Debt
In May 2022 the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility (the “Loan Facility”) with several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company may also draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million may be drawn by the Company, subject to the approval of Hercules. The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Company will pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months, which period may be extended to May 1, 2026 and May 3, 2027, upon the achievement of regulatory approval milestones and future revenue covenants, subject to compliance with applicable covenants. The Loan Facility matures in May 2026 and may be extended an additional year upon the achievement of certain regulatory milestones. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
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
The Loan Facility includes affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves certain clinical milestones and a revenue milestone, and a revenue-based covenant that could apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024. The Loan Facility contains event of default provisions for: the Company’s failure to make required payments or maintain compliance with covenants under the Loan Facility; the Company’s breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting the Company; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on the Company, provided that, any failure to achieve approval or certain other milestones under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of December 31, 2023, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of December 31, 2023 was 10.95%. As of December 31, 2023, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of December 31, 2023 are as follows (in thousands):

Period Ending December 31, 2023:	Amount
2024	$12,802
2025	79,604
2026	53,387
$145,793
Less amount representing interest	(24,641)
Less unamortized discount	(5,672)
Loans payable, net of discount	$115,480
7. Stockholders’ Equity
Common Stock
Each common stockholder is entitled to one vote for each share of common stock held. The common stock will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. Each share of common stock is entitled to receive dividends, as and when declared by the Company’s Board of Directors ("The Board"). The Company has never declared cash dividends on its common stock and does not expect to do so in the foreseeable future.
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
2023 Public Offering
On September 28, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein, pursuant to which the Company sold to the underwriters in an underwritten public offering (the “2023 Offering”): (i) 1,248,098 shares of common stock at a public offering price of $151.69 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 2,048,098 shares of common stock at a public offering price of $151.6899 per Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant. The 2023 Offering closed on October 3, 2023.
The gross proceeds of the 2023 Offering was $500.0 million, and the Company received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by the Company, of approximately $472.0 million. The Company intends to use the net proceeds from the Offering for its clinical and commercial activities in preparation for a potential launch of resmetirom in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
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
At-The-Market Issuance Sales Agreement
In November 2020, the Company entered into an at-the-market sales agreement (the “2020 Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2020 Sales Agreement authorized an aggregate offering of up to $200.0 million in shares of our common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. The 2020 Sales Agreement was terminated in June 2021 when the Company filed a new shelf registration statement.
Under the 2020 Sales Agreement the Company sold 1,126,733 shares for an aggregate of approximately $137.4 million in gross proceeds, with net proceeds to the Company of approximately $134.8 million after deducting commissions and other transaction costs. Of those shares sold, 1,087,126 were sold in 2021, and 39,607 were sold in 2020.
In June 2021, the Company entered into an at-the-market sales agreement (the “Original 2021 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The Original 2021 Sales Agreement authorized an aggregate offering of up to $200.0 million in shares of our common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Original 2021 Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed).
In December 2022, the Company sold 738,900 shares under the Original 2021 Sales Agreement for an aggregate of $159.1 million in gross proceeds, with net proceeds to the Company of $155.9 million after deducting commissions and other transaction costs. In total, under the Original 2021 Sales Agreement the Company sold 1,235,943 shares for an aggregate of $199.9 million in gross proceeds, with net proceeds to the Company of approximately $195.8 million after deducting commissions and other transaction costs. Of those shares sold, 738,900 were sold in 2022, and 497,043 were sold in 2021. All shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3 ( the

"Registration Statement") and the prospectus supplement relating thereto. As of December 31, 2023, no amounts remained reserved and available for sale under the Original 2021 Sales Agreement and the related prospectus supplement.
In May 2023, the Company amended the 2021 Agreement (the “Sales Agreement Amendment”), with Cowen, pursuant to which the Company may, from time to time, issue and sell an additional $200.0 million in shares of its common stock. The Company is not obligated to make any sales of its common stock under this arrangement. Any shares sold will be sold pursuant to the Registration Statement and prospectus supplement filed pursuant to the Registration Statement. The Sales Agreement Amendment authorizes sales of shares of the Company’s common stock, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, and as described in the prospectus supplement.
During the three months ended December 31, 2023, under the Sales Agreement Amendment, the Company sold no shares. During the year ended December 31, 2023, and in total under the Sales Agreement Amendment, the Company sold 98,101 shares for an aggregate of $25.2 million in gross proceeds, with net proceeds to the Company of approximately $24.5 million after deducting commissions and other transaction costs. All shares were sold pursuant to the Company’s effective Registration Statement and the prospectus supplement relating thereto. As of December 31, 2023, $174.8 million remained reserved and available for sale under the 2023 Sales Agreement Amendment and the Company’s related prospectus supplement.
8. Stock-based Compensation
2015 Stock Plan
The 2015 Stock Plan, as amended (the “2015 Stock Plan”), is our shareholder-approved incentive plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of December 31, 2023, 711,054 shares were available for future issuance under the 2015 Stock Plan.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. As of December 31, 2023, 193,392 shares were available for future issuance under the 2023 Inducement Plan.

Stock Options
The following table summarizes stock option activity during the year ended December 31, 2023:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2023	2,857,054	$81.78
Options granted	31,111	190.91
Options exercised	(460,385)	88.83
Options cancelled	(72,001)	144.24
Outstanding at December 31, 2023	2,355,779	$79.94	5.51	$359,861
Exercisable at December 31, 2023	1,774,976	$74.49	4.71	$281,400
The total cash received by the Company as a result of stock option exercises was $34.0 million, $9.0 million and $1.0 million for the years ended December 31, 2023, 2022, and 2021. The total intrinsic value of options exercised was $70.4 million $47.3 million and $0.1 million for the years ended December 31, 2023, 2022, and 2021. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2023, 2022 and 2021 was $149.15, $54.68, and $73.29, respectively.
Restricted Stock Units
The Company’s 2015 Stock Plan provides for awards of restricted stock units (“RSUs”) to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for awards of RSUs to new employees. RSUs vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting.
The following table summarizes RSU activity, excluding performance-based RSUs, during the year ended December 31, 2023:

	Shares	Weighted average grant date fair value
Unvested at January 1, 2023	—	$—
RSUs granted	398,600	243.81
RSUs vested	(356)	299.98
RSUs forfeited	(22,127)	283.05
Unvested at December 31, 2023	376,117	$241.45
Performance-Based Restricted Stock Units
The Company has granted various performance-based restricted stock units (“PSUs”) to certain senior leadership. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market and/or performance condition, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period.
As of December 31, 2023, the Company granted 50,000 PSUs. The maximum number of PSUs eligible to be earned of 150,000 are outstanding under the Inducement Plan as of December 31, 2023, with a weighted average grant date fair value of $146.37 per unit.

Outstanding Awards
As of December 31, 2023, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 2,881,896 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and Inducement Plan.
Stock-Based Compensation Expense
Stock-based compensation expense during the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense by type of award:
Stock options	$30,613	$31,625	$26,873
Restricted stock units	14,974	—	—
Performance-based restricted stock units	4,148	—	—
Total stock-based compensation expense	$49,735	$31,625	$26,873
Effect of stock-based compensation expense by line item:
Research and development	$20,864	$13,876	$10,698
General and administrative	28,871	17,749	16,175
Total stock-based compensation expense included in net loss	$49,735	$31,625	$26,873
Unrecognized stock-based compensation expense as of December 31, 2023 was $118.2 million with a weighted average remaining period of 2.66 years.
9. Leases
In 2019, the Company entered into an operating lease for office space, which was renewed and extended in 2020. The Company adopted ASU 2016-02, “Leases,” on January 1, 2019 requiring, among other changes, operating and finance leases with terms exceeding twelve months to be recognized as a right-of-use asset (or “ROU”) and lease liabilities on the balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options that are considered reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment.
In August 2023, The Company entered into the Fifth Amendment to its Office Lease (the “Lease Amendment”). The Lease Amendment extends the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million ROU asset and lease liabilities were recorded during the year ended December 31, 2023.
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of December 31, 2023 was as follows (in thousand):

Operating Leases
2024	937
2025	478
2026	446
Total minimum payments	$1,861
Less: imputed interest	(148)
Present value of lease liabilities	$1,713

As of December 31, 2023, the weighted average remaining operating lease term was 2.9 years and the weighted average discount rate used to determine the operating lease liabilities was 10.95%. Cash paid related to the lease liability was $1.1 million and $0.7 million for years ended December 31, 2023 and 2022 respectively. Operating lease costs were $1.1 million and $0.8 million for years ended December 31, 2023 and 2022 respectively. Rent, short term and variable leases costs were immaterial during the years ended December 31, 2023, 2022 and 2021.
10. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. Remaining milestones under the agreement total $8.0 million and are earned by achieving specified objectives related to future regulatory approval in the United States and Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company has not achieved any additional product development or regulatory milestones and had no Licensed Product sales for the years ended December 31, 2023, 2022 and 2021.
In August 2023, The Company entered into the Fifth Amendment to the Office Lease (the "Lease Amendment"). The Lease Amendment extends the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million ROU asset and lease liabilities were recorded during the year ended December 31, 2023.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the clinical trials.
11. Income Taxes
At December 31, 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $489.0 million available to reduce future taxable income, of which $40.4 million will expire between 2031 and 2037. The Company also has state operating loss carryforwards of approximately $477.6 million, available to reduce future taxable income, which expire between 2031 and 2042. The Company has unused federal research and development carryforwards of approximately $46.1 million which will begin to expire in 2031.
The Internal Revenue Code (“IRC”) limits the amounts of NOL carryforwards that a Company may use in any one year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Such change in ownership could limit the Company’s utilization of the NOL, and could be triggered by subsequent sales of securities by the Company or stockholders. The deferred tax asset related to the NOL reflected on the financial statements could be affected by this limitation. Although a formal analysis has not been completed, the Company has determined that an ownership change likely occurred for Madrigal during the year ended December 31, 2017. The net operating losses are estimated to be subject to an annual limitation, of which none are expected to expire before becoming available to reduce future taxable income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As there is no assurance of future taxable income, a full valuation allowance has been established to offset the deferred tax assets. The valuation allowance increased $112.0 million for the year ended December 31, 2023. Changes in the deferred tax asset will be recorded as an income tax benefit or expense on the accompanying consolidated statements of operations.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2023 there were no uncertain positions. The 2019 through 2023 tax returns are open to review by the IRS and state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2023.

Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Deferred Tax Liabilities
Unrealized gains on investments	$117	$—	$—
Total Deferred Tax Liabilities	$117	$—	$—
Deferred Tax Assets
Charitable contributions	$37	$45	$53
Accrued expenses	3,857	2,398	1,857
Intangibles	503	589	783
Stock compensation	33,976	27,226	24,335
Property, plant & equipment	95	106	80
Unrealized loss on investment	—	8	23
Net operating losses	121,552	68,305	47,864
Capitalized R&D	175,145	137,328	112,848
R&D credit	48,074	35,103	23,799
Total deferred tax assets before valuation allowance	383,239	271,108	211,642
Valuation allowance	(383,122)	(271,108)	(211,642)
Total deferred tax assets	117	—	—
Net deferred tax assets	$—	$—	$—
Differences between the effective income tax rate and the US statutory rate were as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Tax benefit at U.S. federal statutory rate	$(78,462)	$(62,023)	$(50,788)
Stock based compensation	(8,287)	(7,844)	—
162M limitation	3,183	7,996	22
Other nondeductible expenses	53	16	5
State income taxes benefit before valuation allowance, net of federal benefit	(16,246)	13,090	(19,622)
Increase in domestic valuation allowance	112,606	59,466	79,258
Research and development credit	(12,971)	(10,712)	(9,002)
Other adjustments	124	11	127
Income tax expense (benefit)	$—	$—	$—

12. Quarterly Financial Data (unaudited)
The following tables present a summary of quarterly results of operations for 2023 and 2022 (in thousands, except shares and per share data):

	Three months ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	62,154	68,605	70,951	70,640
General and administrative	16,182	17,845	27,583	46,536
Total operating expenses	78,336	86,450	98,534	117,176
Loss from operations	(78,336)	(86,450)	(98,534)	(117,176)
Interest income	3,776	3,551	3,298	8,953
Interest expense	(2,336)	(2,901)	(3,504)	(3,971)
Other income	—	—	—	—
Net loss	$(76,896)	$(85,800)	$(98,740)	$(112,194)
Net loss per common share:
Basic and diluted net loss per common share	$(4.23)	$(4.69)	$(5.34)	$(5.68)
Basic and diluted weighted average number of common shares outstanding	18,187,924	18,310,952	18,476,414	19,760,842

	Three months ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	47,929	58,499	68,271	70,742
General and administrative	9,658	11,774	12,141	14,557
Total operating expenses	57,587	70,273	80,412	85,299
Loss from operations	(57,587)	(70,273)	(80,412)	(85,299)
Interest income	69	323	717	1,076
Interest expense	—	(780)	(1,502)	(1,682)
Other income	—	—	—	—
Net loss	$(57,518)	$(70,730)	$(81,197)	$(85,905)
Net loss per common share:
Basic and diluted net loss per common share	$(3.36)	$(4.14)	$(4.75)	$(4.98)
Basic and diluted weighted average number of common shares outstanding	17,103,395	17,103,395	17,103,395	17,237,517
13. Subsequent Event
None.