Form 10-Q
period 2024-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2024-05-07
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 001-33277
_________________________
MADRIGAL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_________________________

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
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	MDGL	The NASDAQ Stock Market LLC

_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, the registrant had 21,311,526 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$622,517	$99,915
Marketable securities	436,546	534,216
Inventory	854	—
Prepaid expenses and other current assets	14,035	3,150
Total current assets	1,073,952	637,281
Property and equipment, net	1,742	1,553
Intangible assets, net	5,000	—
Right-of-use asset	1,586	1,713
Total assets	$1,082,280	$640,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,528	$28,041
Accrued expenses	92,271	89,980
Lease liability	542	527
Total current liabilities	114,341	118,548
Long term liabilities:
Loan payable, net of discount	116,135	115,480
Lease liability	1,045	1,186
Total long term liabilities	117,180	116,666
Total liabilities	231,521	235,214
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2024 and December 31, 2023; 2,369,797 and 2,369,797 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2024 and December 31, 2023; 20,684,663 and 19,875,427 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,334,760	1,741,153
Accumulated other comprehensive income (loss)	(172)	468
Accumulated deficit	(1,483,831)	(1,336,290)
Total stockholders’ equity	850,759	405,333
Total liabilities and stockholders’ equity	$1,082,280	$640,547
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Total revenues	$—	$—
Operating expenses:
Research and development	71,237	62,154
Selling, general and administrative	80,800	16,182
Total operating expenses	152,037	78,336
Loss from operations	(152,037)	(78,336)
Interest income	8,334	3,776
Interest expense	(3,838)	(2,336)
Net loss	$(147,541)	$(76,896)
Net loss per common share:
Basic and diluted net loss per common share	$(7.38)	$(4.23)
Basic and diluted weighted average number of common shares outstanding	20,001,569	18,187,924
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Net Loss	$(147,541)	$(76,896)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(640)	(54)
Comprehensive loss	$(148,181)	$(76,950)
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,369,797	$—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
Issuance of common shares and sale of warrants in equity offerings, excluding to related parties, net of transaction costs	—	—	750,000	—	311,560	—	—	311,560
Sale of warrants to related parties in equity offerings, exercise of common stock options, and restricted stock vesting, net of transaction costs	—	—	59,236	—	262,145	—	—	262,145
Stock-based compensation expense related to equity-classified awards	—	—	—	—	19,902	—	—	19,902
Unrealized loss on marketable securities	—	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	—	—	(147,541)	(147,541)
Balance at March 31, 2024	2,369,797	$—	20,684,663	$2	$2,334,760	$(172)	$(1,483,831)	$850,759

Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	180,551	—	17,903	—	—	17,903
Stock-based compensation expense related to equity-classified awards	—	—	—	—	11,250	—	—	11,250
Unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)
Hercules warrant	—	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	—	(76,896)	(76,896)
Balance at March 31, 2023	2,369,797	$—	18,283,074	$2	$1,189,776	$(86)	$(1,039,556)	$150,136
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(147,541)	$(76,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,902	11,250
Depreciation and amortization expense	168	124
Amortization of debt issuance costs and discount	655	433
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,885)	788
Inventory	(854)	—
Accounts payable	(11,513)	(11,703)
Accrued expense	2,291	(5,894)
Accrued interest, net of interest received on maturity of investments	(1,380)	(2,169)
Net cash used in operating activities	(149,157)	(84,067)
Cash flows from investing activities:
Purchases of marketable securities	(84,197)	(198,822)
Sales and maturities of marketable securities	182,607	11,993
Purchases of property and equipment, net of disposals	(357)	(35)
Net cash provided by (used in) investing activities	98,053	(186,864)
Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	311,561	—
Proceeds from related parties - warrants, exercise of common stock options, net of transaction costs	262,145	17,903
Proceeds from issuance of loan payable	—	35,000
Payment of debt issuance costs	—	(213)
Net cash provided by financing activities	573,706	52,690
Net increase (decrease) in cash, cash equivalents, and restricted cash	522,602	(218,241)
Cash, cash equivalents, and restricted cash at beginning of period	99,915	331,549
Cash, cash equivalents, and restricted cash at end of period	$622,517	$113,308
Supplemental disclosure of cash flow information:
Intangible assets in accounts payable at the end of the period	$5,000	$—
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company dedicated to transforming care for patients with nonalcoholic steatohepatitis (“NASH”), a serious liver disease that can lead to cirrhosis, liver failure and premature mortality. The Company's medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of NASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with NASH. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that the Company will have for the full year ending December 31, 2024 or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2023.
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

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2024 and 2023, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2024 and 2023, the Company did not have any realized gains or losses on marketable securities.
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
As of March 31, 2024, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the three months ended March 31, 2024 and 2023, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2024 and December 31, 2023, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Inventory
Inventory is stated at the lower of cost or estimated net realizable value, using actual cost, based on a first-in, first-out (“FIFO”) method. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of goods sold in the accompanying Consolidated Statements of Income.
The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs incurred prior to regulatory approval were not capitalized as inventory, but were expensed as incurred as research and development expenses.
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
Patents
Costs to secure and defend patents are expensed as incurred and are classified as selling, general and administrative expense in the Company’s consolidated statements of operations.
Intangible Assets
Intangible assets with finite lives are amortized to cost of goods sold over their estimated useful lives using the straight-line method. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at March 31,
	2024	2023
Common stock options	2,458,227	2,676,598
Restricted stock units	530,671	199,125
Performance-based restricted stock units	252,404	—
Preferred stock	2,369,797	2,369,797
Warrants	3,625,244	17,352
Recent Accounting Pronouncements
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
3. Liquidity and Uncertainties
The Company is subject to risks common to development stage companies and early commercial companies in the biopharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing necessary for development and commercialization, and compliance with the U.S. Food and Drug Administration (“FDA”) and other government regulations.
The Company has incurred losses since inception, including approximately $147.5 million for the three months ended March 31, 2024, resulting in an accumulated deficit of approximately $1,483.8 million as of March 31, 2024. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In March 2024, the FDA approved Rezdiffra in the U.S. for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra became available in the U.S. in April 2024. In March 2024, the Company completed a public offering and received approximately $574.0 million net cash proceeds. In April 2024, underwriters exercised in full their option to purchase additional shares as part of the public offering, resulting in additional net cash proceeds of approximately $85.9 million. Please see “Note 11 – Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. The Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
The Company held restricted cash of $1.2 million as of March 31, 2024 as collateral to its corporate credit card program. The Company had no restricted cash as of December 31, 2023. Restricted cash is included within the cash and cash equivalents balance on the Consolidated Balance Sheet.
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$3,094	$—	$—	$3,094
Money market funds (Level 1)	604,553	—	—	604,553
Corporate debt securities due within 3 months of date of purchase (Level 2)	14,870	—	—	14,870
Total cash and cash equivalents	622,517	—	—	622,517
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	260,811	32	(140)	260,703
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	175,907	25	(89)	175,843
Total cash, cash equivalents and marketable securities	$1,059,235	$57	$(229)	$1,059,063

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,729	$—	$—	$2,729
Money market funds (Level 1)	78,555	—	—	78,555
US government and government sponsored entities (Level 1)	14,967	—	—	14,967
Corporate debt securities due within 3 months of date of purchase (Level 2)	3,664	—	—	3,664
Total cash and cash equivalents	99,915	—	—	99,915
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	382,028	195	(7)	382,216
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	150,743	280	(1)	151,022
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	977	1	—	978
Total cash, cash equivalents and marketable securities	$633,663	$476	$(8)	$634,131

5. Inventory
The following table summarizes the Company's inventory balances as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw Materials	$—	$—
Work In Process	235	—
Finished Goods	619	—
Total	$854	$—
6. Accrued Liabilities
Accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Contract research organization costs	$52,974	$50,737
Other clinical study related costs	3,775	3,724
Manufacturing and drug supply	1,284	9,705
Compensation and benefits	16,952	17,030
Professional fees	13,241	6,814
Other	4,045	1,970
Total accrued liabilities	$92,271	$89,980
7. Long Term Debt
In May 2022 the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company also could draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million could have been drawn by the Company, subject to the approval of Hercules. The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Company was originally scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026 when the Company achieved a milestone when Rezdiffra received FDA approval. The interest only period can further be extended to May 3, 2027, upon the achievement of future revenue milestones, subject to compliance with applicable covenants. The Loan Facility originally matured in May 2026, but the maturity date was extended to May 2027 when the Company achieved a milestone upon receipt of FDA approval in March 2024. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
On February 3, 2023, the Company entered into the First Amendment (the “Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, an additional $35.0 million was drawn under a second, expanded, $65.0 million tranche (“Tranche 2”) in February of 2023 following the Company’s achievement of the Phase 3 clinical development milestone. An additional $15.0 million was drawn under Tranche 2 in June of 2023. The remaining $15.0 million available under Tranche 2 was drawn in September of 2023 in accordance with the Amended Loan Facility. The third tranche (“Tranche 3”) of $75.0 million remains unchanged by the Amendment, and such borrowings became available when the Company achieved a milestone with FDA approval for Rezdiffra in March 2024. As of March 31, 2024, the Company has not drawn down on Tranche 3, and the $75.0 million remains available until June 12, 2024. Coincident with the expansion of Tranche 2 borrowing capacity by $15.0 million, the Amendment reduced the fourth tranche under the Loan Facility (“Tranche 4”) by $15.0 million to $60.0 million, which is available subject to Hercules’ sole discretion. In connection with the $35.0 million drawn under Tranche 2 at the closing of the Amendment, $15.0 million drawn in June of 2023, and $15.0 million drawn in September of 2023, the Company issued to Hercules and affiliates Tranche 2 Warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million. The Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. The Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023.
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
As of March 31, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of March 31, 2024 was 10.95%. As of March 31, 2024, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of March 31, 2024 are as follows (in thousands):

Period Ending March 31, 2024:	Amount
2024	$9,619
2025	12,768
2026	79,604
Thereafter	53,387
$155,378
Less amount representing interest	(34,225)
Less unamortized discount	(5,018)
Loans payable, net of discount	$116,135
8. Stockholders’ Equity
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
2024 Public Offering
On March 18, 2024, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC, Evercore Group L.L.C. and Piper Sandler & Co, as representatives of the several underwriters named therein (the “2024 Underwriters”), pursuant to which the Company sold to the 2024 Underwriters in an underwritten public offering (the “2024 Offering”): (i) 750,000 shares of common stock at a public offering price of $260.00 per share, (ii) pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 1,557,692 shares of common stock at a public offering price of $259.9999 per 2024 Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant, and (iii) a 30-day option for the 2024 Underwriters to purchase up to 346,153 additional shares of common stock at the public offering price of $260.00 per share (the “Underwriters’ Option”). The 2024 Offering closed on March 21, 2024. The gross proceeds of the 2024 Offering was $600.0 million, and the Company received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by the Company, of approximately $574.0 million.
The Underwriters’ Option was later exercised in full, and closed on April 2, 2024. The net proceeds to the Company for the exercise of the Underwriters’ Option, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, was approximately $85.9 million. See Note 11- Subsequent Events for more information.
The Company intends to use the net proceeds from the 2024 Offering for its commercial activities in connection with the launch of Rezdiffra in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, ongoing clinical trial expenditures, manufacture and supply of drug substance and drug products, potential ex-U.S. commercialization or partnering opportunities, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
The 2024 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of 2024 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of 2024 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to the Company.
2023 Public Offering
On September 28, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein (the “2023 Underwriters”), pursuant to which the Company sold to the 2023 Underwriters in an underwritten public offering (the “2023 Offering”): (i) 1,248,098 shares of common stock at a public offering price of $151.69 per share, and (ii) pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase 2,048,098 shares of common stock at a public offering price of $151.6899 per 2023 Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Offering closed on October 3, 2023.
The gross proceeds of the 2023 Offering was $500.0 million, and the Company received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by the Company, of approximately $472.0 million. The Company intends to use the net proceeds from the Offering for its clinical and commercial activities in preparation for the launch of resmetirom in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
The 2023 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of 2023 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of

2023 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to the Company.
At-The-Market Issuance Sales Agreement
In June 2021, the Company entered into an at-the-market sales agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2021 Sales Agreement initially authorized an aggregate offering of up to $200.0 million in shares of the Company’s common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2021 Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). In total, under the 2021 Sales Agreement the Company sold 1,235,943 shares for an aggregate of $199.9 million in gross proceeds, with net proceeds to the Company of approximately $195.8 million after deducting commissions and other transaction costs through December 31, 2022. All shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3 (the “Registration Statement”) and the prospectus supplement relating thereto. As of March 31, 2024, no amounts remained reserved and available for sale under the 2021 Sales Agreement and the related prospectus supplement.
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
During the three months ended March 31, 2024, under the Sales Agreement Amendment, the Company sold no shares. In total under the Sales Agreement Amendment, the Company sold 98,101 shares for an aggregate of $25.2 million in gross proceeds, with net proceeds to the Company of approximately $24.5 million after deducting commissions and other transaction costs. All shares were sold pursuant to the Company’s effective Registration Statement and the prospectus supplement relating thereto. As of March 31, 2024, $174.8 million remained reserved and available for sale under the 2023 Sales Agreement Amendment and the Company’s related prospectus supplement.
9. Stock-based Compensation
2015 Stock Plan
The Company’s 2015 Stock Plan, as amended (the “2015 Stock Plan”), is one of the Company’s equity incentive compensation plans through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of March 31, 2024, 456,241 shares were available for future issuance under the 2015 Stock Plan.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. As of March 31, 2024, 23,366 shares were available for future issuance under the 2023 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares	Weighted average exercise price
Outstanding at December 31, 2023	2,355,779	$79.94
Options granted	135,518	229.77
Options exercised	(18,319)	74.90
Options cancelled	(14,751)	88.80
Outstanding at March 31, 2024	2,458,227	$88.18
Exercisable at March 31, 2024	1,850,988	$75.49
The total cash received by the Company as a result of stock option exercises was $1.4 million and $17.9 million, respectively, for the three months ended March 31, 2024 and 2023. The total intrinsic value of options exercised was $3.8 million and $32.5 million, respectively, for the three months ended March 31, 2024 and 2023. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2024 and 2023 were $152.05 and $219.02, respectively.
Restricted Stock Units
The Company’s 2015 Stock Plan provides for awards of restricted stock units (“RSUs”) to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for awards of RSUs to new employees. RSUs vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting. As of March 31, 2024, the Company had 530,671 restricted stock units outstanding, with a weighted average grant date fair value of $231.44 per unit.

The following table summarizes RSU activity, excluding performance-based RSUs, during the three months ended March 31, 2024:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	376,117	$241.45
RSUs granted	209,347	229.11
RSUs vested	(47,114)	297.22
RSUs forfeited	(7,679)	254.45
Unvested at March 31, 2024	530,671	$231.44

Performance-Based Restricted Stock Units
The Company has granted various performance-based restricted stock units (“PSUs”) to certain members of senior leadership. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market and/or performance condition, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period.

As of March 31, 2024, the Company granted 101,202 PSUs. The maximum number of outstanding PSUs eligible to be earned as of March 31, 2024 are 252,404 PSUs, with a weighted average grant date fair value of $268.63 per unit.
Outstanding Awards
As of March 31, 2024, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 3,241,302 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and Inducement Plan.
Stock-Based Compensation Expense
Stock-based compensation expense during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense by type of award:
Stock options	$6,886	$8,598
Restricted stock units	8,625	2,652
Performance-based restricted stock units	4,391	—
Total stock-based compensation expense	$19,902	$11,250
Effect of stock-based compensation expense by line item:
Research and development	$5,907	$5,385
Selling, general and administrative	13,995	5,865
Total stock-based compensation expense included in net loss	$19,902	$11,250
Unrecognized stock-based compensation expense as of March 31, 2024 was $177.3 million with a weighted average remaining period of 3.00 years.
10. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. In March 2024, upon receiving FDA approval of Rezdiffra, a milestone was achieved and $5.0 million became due to Roche. Remaining milestones under the agreement total $3.0 million and are payable upon the Company achieving specified objectives related to future regulatory approval in Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company achieved the U.S. regulatory approval milestone but had no Licensed Product sales for the three months ended March 31, 2024. The company did not achieve any product development or regulatory milestones for the three months ended March 31, 2023.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of clinical trials and commercialization.
In August 2023, the Company entered into the Fifth Amendment to the Office Lease (the “Lease Amendment”). The Lease Amendment extended the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million ROU asset and lease liabilities were recorded during the year ended December 31, 2023.
11. Subsequent Events
As part of the 2024 Offering, on April 2, 2024, the Underwriters’ Option exercise closed. The 2024 Underwriters exercised in-full their option to purchase 346,153 additional shares of Common Stock at the public offering price for the Shares of $260.00 per share, less underwriting discounts and commissions, pursuant to the Underwriting Agreement. Gross proceeds were $90.0 million. The net proceeds to the Company for the exercise of the Underwriters’ Option, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, was approximately $85.9 million.

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
•Our possible or assumed future results of operations and expenses, business strategies and plans (including potential ex-U.S. commercial or partnering opportunities), capital needs and financing plans, including incurrence of indebtedness and compliance with debt covenants under the Loan and Security Agreement with Hercules Capital, Inc., as agent and lender, market trends, market sizing, competitive position, industry environment and potential growth opportunities, among other things;
•Post-approval requirements and commitments, including verification of a clinical benefit in confirmatory trials;
•Our ability to delay certain research activities and related clinical expenses as necessary;
•Our clinical trials, including the anticipated timing of disclosure, presentations of data from, or outcomes from our trials;
•Research and development activities, and the timing and results associated with the future development of our Rezdiffra/resmetirom, including projected market size, sector leadership, and patient treatment estimates for NASH and nonalcoholic fatty liver disease (“NAFLD”) patients;
•The timing and completion of projected future clinical milestone events, including enrollment, additional studies, top-line data and open label projections;
•Rezdiffra’s potential to be a cost-effective specialty therapy for NASH patients with significant liver fibrosis (consistent with fibrosis stages 2 and 3);
•Projections or objectives for obtaining full approval for resmetirom for NASH patients with significant fibrosis (or non-cirrhotic NASH patients) and NASH patients with compensated cirrhosis, including all statements concerning potential clinical benefit to support approval and/or potential approval;
•Estimates of patients diagnosed with NASH;
•Our primary and key secondary study endpoints for resmetirom, and the potential for achieving such endpoints and projections, including NASH resolution, safety, fibrosis treatment, cardiovascular effects and lipid treatment with resmetirom;
•Optimal dosing levels for resmetirom and projections regarding potential NASH or NAFLD and potential patient benefits with resmetirom, including future NASH resolution, safety, fibrosis treatment, cardiovascular effects, lipid treatment and/or biomarker effects with resmetirom;
•The relationship between NASH progression and adverse patient outcomes;
•The estimated clinical burden of uncontrolled NASH;
•Analyses for patients with NASH with significant fibrosis concerning potential progression to cirrhosis, decompensated cirrhosis, liver transplant or death, and cardiovascular risks, comorbidities and outcomes;
•Our ability to address the unmet needs of patients suffering from NASH with significant fibrosis,
•The potential efficacy and safety of resmetirom for non-cirrhotic NASH patients and cirrhotic NASH patients,
•The potential for resmetirom to become the best-in-class treatment option for patients with NASH and significant fibrosis;

•The ability to develop clinical evidence demonstrating the utility of non-invasive tools and techniques to screen and diagnose NASH and/or NAFLD patients;
•The predictive power of liver fat reduction with resmetirom, as measured by non-invasive tests, on NASH resolution and/or fibrosis reduction or improvement, and potential NASH or NAFLD patient risk profile benefits with resmetirom;
•The predictive power of liver fat, liver volume changes or MAST scores for NASH and/or NAFLD patients;
•The predictive power of NASH resolution and/or fibrosis reduction with resmetirom or improvement using non-invasive tests, including the use of ELF, FibroScan, MRE and/or MRI-PDFF;
•The predictive power of non-invasive tests generally, including for purposes of diagnosing NASH, monitoring patient response to resmetirom, or recruiting and conducting a NASH clinical trial;
•Market demand for and acceptance of our products;
•Research, development and commercialization of new products;
•The potential for resmetirom to be an effective treatment for other disease indications;
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
•Our continued reliance on third-party contract manufacturers for the manufacture of our product candidates, including resmetirom;
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
Forward-looking statements are subject to a number of risks and uncertainties including, but not limited to: our clinical and commercial development of resmetirom; the challenges with the commercial launch of a new product, particularly for a company that does not have commercial experience; enrollment and trial outlook uncertainties, generally, based on blinded, locked or limited trial data; our potential inability to raise sufficient capital to fund our ongoing operations as currently planned or to obtain financings on terms similar to those we have arranged in the past; our ability to meet post-approval commitments and requirements, including completion of enrollment of—and ability to obtain positive data from—any confirmatory studies required by the FDA; our ability to service our indebtedness and otherwise comply with our debt covenants; outcomes or trends from competitive studies; future topline data timing or results; the risks of achieving potential benefits in studies that includes substantially more patients, and patients with different disease states, than our prior studies; our ability to prevent and/or mitigate cybersecurity attacks, unauthorized exfiltration of data or other security incidents; limitations associated with early stage or non-placebo controlled study data; the timing and outcomes of clinical studies of resmetirom; and the uncertainties inherent in clinical testing; and uncertainties concerning analyses or assessments outside of a controlled clinical trial. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Madrigal undertakes no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date they are made, or to reflect the occurrence of unanticipated events. Please refer to Madrigal’s submissions filed or furnished with the U.S. Securities and Exchange Commission for more detailed information regarding these risks and uncertainties and other factors that may cause actual results to differ materially from those expressed or implied. We specifically discuss these risks and uncertainties in greater detail in the section appearing in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “2023 Form

10-K”), as well as in our other filings with the SEC. You should read the 2023 Form 10-K, this Quarterly Report, and the other documents that we file or have filed with the SEC, with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements.
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
Except as required by applicable law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report under “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2023,. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. As used herein, “Rezdiffra” refers to resmetirom approved by the FDA for the treatment of adults with NASH with moderate to advanced liver fibrosis, and “resmetirom” refers to, where applicable, Rezdiffra as well as resmetirom for the treatment of indications beyond NASH with moderate to advanced liver fibrosis.
About Madrigal Pharmaceuticals, Inc.
We are a biopharmaceutical company dedicated to transforming care for patients with NASH, a serious liver disease that can lead to cirrhosis, liver failure and premature mortality. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of NASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with NASH. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
NASH Disease State Overview. NASH is a more advanced form of nonalcoholic fatty liver disease (NAFLD). NAFLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. NASH can progress to cirrhosis or liver failure, require liver transplantation and can also result in liver cancer. NASH is the leading cause of liver transplants in the U.S. for women, and is expected to soon be the leading cause of liver transplants overall. Additionally, patients with NASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. Once patients progress to NASH with moderate to advanced fibrosis (consistent with fibrosis stages F2 and F3), the risk of adverse liver outcomes increases substantially.
NASH is also known as metabolic dysfunction-associated steatohepatitis (“MASH”) following a change in disease nomenclature introduced by hepatology medical societies in 2023.
Our Patient Focus. Madrigal estimates that approximately 1.5 million patients have been diagnosed with NASH in the U.S., of which approximately 525,000 have NASH with moderate to advanced fibrosis. Madrigal estimates that approximately 315,000 diagnosed patients with NASH with moderate to advanced fibrosis are under the care of specialist physicians Madrigal will be targeting during the launch of Rezdiffra.
Our Clinical Development Program. Madrigal is currently conducting multiple Phase 3 clinical trials to evaluate the safety and efficacy of Rezdiffra for the treatment of NASH, including the pivotal MAESTRO-NASH biopsy study in patients with significant fibrosis, the MAESTRO-NASH Outcomes study in patients with NASH with compensated cirrhosis and the MAESTRO-NAFLD-1 OLE safety study. Positive results from the pivotal MAESTRO-NASH biopsy study were published in the New England Journal of Medicine in February 2024.
Data from the 52-week first 1,000 patient portion of MAESTRO-NASH, together with data from MAESTRO-NAFLD-1, the open-label extension of the MAESTRO-NAFLD-1 study, Phase 2 and Phase 1 data, including safety parameters, formed the basis for Madrigal’s successful subpart H submission to the FDA for accelerated approval of Rezdiffra for treatment of NASH with liver fibrosis.
Key Developments
On March 18, 2024, we announced we had commenced an underwritten public offering of $500.0 million in shares of our common stock and pre-funded warrants to purchase shares of our common stock. The size of the offering was increased by $100.0 million subsequent to the initial announcement, for a total of approximately $600.0 million gross proceeds before underwriting discounts, commissions, and other expenses. The $600.0 million offering closed on March 21, 2024, and we received net proceeds totaling approximately$574.0 million in the three months ended March, 31, 2024. The underwriters exercised in full their 30-day option to purchase additional shares of common stock, resulting in an additional $90.0 million gross proceeds. The exercise of the underwriters' option closed on April 2, 2024 and we received net proceeds totaling approximately $85.9 million. We collectively sold an aggregate of 1,096,153 shares of our common stock and pre-funded warrants to purchase 1,557,692 shares of our common stock in the underwritten offering.
On March 14, 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with noncirrhotic nonalcoholic steatohepatitis (“NASH”) with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
On February 28, 2024, we announced the appointment of Mardi C. Dier as Chief Financial Officer, effective as of March 11, 2024.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees, management costs, costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.
We expect that our selling, general and administrative expenses will increase in the future as we expand our operating activities, prepare for commercialization, maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. We expect these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates during three months ended March 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024.
Results of Operations
Three Months Ended March 31, 2024 and 2023
The following table provides comparative unaudited results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	$	%
Research and development	$71,237	$62,154	$9,083	15%
Selling, general and administrative	80,800	16,182	64,618	399%
Interest income	(8,334)	(3,776)	4,558	121%
Interest expense	3,838	2,336	1,502	64%
	$147,541	$76,896	$70,645	92%
Revenue
We had no revenue for the three months ended March 31, 2024 and 2023. Rezdiffra became available in the United States in April 2024.

Research and Development Expenses
The following table represents our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2024	2023	$	%
Personnel and Internal Expense	$16,716	$12,259	$4,457	36%
External Expense	54,521	49,895	4,626	9%
Total	$71,237	$62,154	$9,083	15%
Our research and development expenses were $71.2 million for the three months ended March 31, 2024, compared to $62.2 million in the corresponding period in 2023. Research and development expenses increased by $9.1 million in the 2024 period due primarily to an increase related to timing of manufacturing, an increase in headcount, and a corresponding increase in stock compensation expense.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $80.8 million for the three months ended March 31, 2024, compared to $16.2 million in the corresponding period in 2023. Selling, general and administrative expenses increased by $64.6 million in the 2024 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our selling, general and administrative expenses may increase over time as we continue with commercialization activities and expand our operating activities.
Interest Income
Our net interest income was $8.3 million for the three months ended March 31, 2024, compared to $3.8 million in the corresponding period in 2023. The increase in interest income was due primarily to higher principal balances and interest rates in 2024.
Interest Expense
Our interest expense was $3.8 million for the three months ended March 31, 2024, compared to $2.3 million in the corresponding period in 2023. The increase in interest expense was primarily the result of a higher outstanding principal balance during the period under the Loan Facility with Hercules.

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
As of March 31, 2024, we had cash, cash equivalents and marketable securities totaling $1,059.1 million compared to $634.1 million as of December 31, 2023, with this increase attributable to our 2024 public offering, where we received net proceeds of approximately $574.0 million in the three months ended March 31, 2024. Additionally, in April 2024 we received net proceeds of approximately $85.9 million as a result of the underwriters’ exercise in full of their option to purchase additional shares as part of the March 2024 Offering. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, as well as commercialization activities, we believe our available cash resources are sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors, including our ability to effectively commercialize Rezdiffra. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we may need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. We regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital, if needed, may not be available on terms acceptable to us, or at all. We also have the ability to delay certain research activities and related clinical expenses, as well as commercial investments, if necessary due to liquidity concerns until a date when those concerns are relieved. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
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
During the three months ended March 31, 2024, under the Sales Agreement Amendment, we sold no shares. As of March 31, 2024, $174.8 million remained reserved and available for sale under the 2023 Sales Agreement Amendment and our related prospectus supplement.
Loan Facility
In May 2022 we entered into the $250.0 million Loan Facility (the “Loan Facility”) with Hercules Capital, Inc. (“Hercules”). On February 3, 2023, we entered into the First Amendment (the “Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the terms of the Loan Facility, the first $50.0 million tranche (“Tranche 1”) was drawn at closing. Under the Amended Loan Facility, $65.0 million was drawn in 2023 under the second tranche (“Tranche 2”). The third tranche (“Tranche 3”) of $75.0 million became available to us when we obtained FDA approval for Rezdiffra in March 2024. We have until June 12, 2024 to draw on Tranche 3. As of March 31, 2024, we have not drawn down on Tranche 3. The fourth tranche (“Tranche 4”) of $60.0 million is available subject to Hercules’ sole discretion. In connection with Tranche 1, in 2022 we issued Hercules warrants to purchase 14,899 shares of our common stock, which had a Black-Scholes value of $0.6 million. In connection with Tranche 2, in 2023 we issued to Hercules warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million.
The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. We were to originally pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months. That period was extended in March 2024 to May 1, 2026 upon achievement of a milestone related to FDA approval. The period can further be extended to May 3, 2027, upon the achievement of a future revenue milestone, subject to compliance with applicable covenants. The Loan Facility originally matured in May 2026, but was extended to May 2027 upon the achievement a milestone related to FDA approval. The Loan Facility is secured by a security interest in substantially all of our assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount.
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
As of March 31, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of March 31, 2024 was 10.95%. As of March 31, 2024, we were in compliance with all loan covenants and provisions.
March 2024 Public Offering
On March 18, 2024, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC, Evercore Group L.L.C. and Piper Sandler & Co, as representatives of the several underwriters named therein (the “2024 Underwriters”), pursuant to which we sold to the 2024 Underwriters in an underwritten public offering (the “2024 Offering”): (i) 750,000 shares of common stock at a public offering price of $260.00 per share, (ii) pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 1,557,692 shares of common stock at a public offering price of $259.9999 per 2024 Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant, and (iii) a 30-day option for the 2024 Underwriters to purchase up to 346,153 additional shares of common stock at the public offering price of $260.00 per share (the “Underwriters’ Option”). The 2024 Offering closed on March 21, 2024.
The gross proceeds of the 2024 Offering was $600.0 million, and we received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by us, of approximately $574.0 million.
The Underwriters’ Option was later exercised in full, and closed on April 2, 2024. We received net proceeds for the exercise of the Underwriters’ Option, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, of approximately $85.9 million.
We intend to use the net proceeds from the 2024 Offering for our commercial activities in connection with the launch of Rezdiffra in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, ongoing clinical trial expenditures, manufacture and supply of drug substance and drug products, potential ex-U.S. commercialization or partnering opportunities, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
The 2024 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of 2024 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of 2024 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to the Company.
2023 Public Offering
On September 28, 2023, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several underwriters named therein, pursuant to which we sold to the underwriters in an underwritten public offering (the “2023 Offering”): (i) 1,248,098 shares of common stock at a public offering price of $151.69 per share, and (ii) pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase 2,048,098 shares of common stock at a public offering price of $151.6899 per 2023 Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. The 2023 Offering closed on October 3, 2023.
The gross proceeds of the 2023 Offering was $500.0 million, and we received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by us, of approximately $472.0 million. We intend to use the net proceeds from the 2023 Offering for our clinical and commercial activities for the launch of resmetirom in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
The 2023 Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of 2023 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of

2023 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days prior notice to us.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(149,157)	$(84,067)
Net cash provided by (used in) investing activities	98,053	(186,864)
Net cash provided by financing activities	573,706	52,690
Net increase (decrease) in cash, cash equivalents, and restricted cash	$522,602	$(218,241)
Net cash used in operating activities was $149.2 million for the three months ended March 31, 2024, compared to $84.1 million for the corresponding period in 2023. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Net cash provided by investing activities was $98.1 million for the three months ended March 31, 2024, compared to $186.9 million used in for the corresponding period in 2023. Net cash provided by investing activities for the three months ended March 31, 2024 primarily consisted of $182.6 million from sales and maturities of marketable securities, partially offset by $84.2 million of purchases of marketable securities for our investment portfolio. Net cash used in investing activities for the corresponding period in 2023 primarily consisted of $198.8 million of purchases of marketable securities for our investment portfolio, partially offset by $12.0 million from sales and maturities of marketable securities.
Net cash provided by financing activities was $573.7 million for the three months ended March 31, 2024, compared to $52.7 million for the corresponding period in 2023. Financing activities for the three months ended March 31, 2024 consisted of $574.0 million of proceeds from our March 2024 public offering. Net cash provided by financing activities for the corresponding period in 2023 consisted primarily of $35.0 million from issuance of the Loan Facility and $17.9 million from proceeds from the exercise of common stock options.
Contractual Obligations and Commitments
In August 2023, we entered into the Fifth Amendment to our Office Lease (the “Lease Amendment”). The Lease Amendment extends the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million million ROU asset and lease liabilities were recorded during the year ended December 31, 2023.
In May 2022 we entered into the $250.0 million Loan Facility. As of March 31, 2024, we had drawn $115.0 million under the facility. We are scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2026, which period may be extended to May 3, 2027 upon the achievement of future revenue milestones, and subject to compliance with applicable covenants.
We have a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement. We received FDA approval for Rezdiffra in March 2024. A tiered single-digit royalty is payable to Roche on net sales of Rezdiffra, subject to certain reductions.
Except as noted above and the future minimum payments due on the Loan Facility with Hercules set forth in “Note 7 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024.

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
Capital Market Risk
As of March 31, 2024, we have no product revenue and have historically depended on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.
Effects of Inflation
We do not believe inflation has had a material effect on our business, financial condition or results of operations during three months ended March 31, 2024 and March 31, 2023, respectively.
Item 4.    Controls and Procedures.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
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

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
We are not party to any material legal proceedings.
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “Annual Report”)
In order to execute our business plan and achieve profitability, we need to effectively commercialize Rezdiffra, which received FDA approval in March 2024 for the treatment of adults with NASH with moderate to advanced liver fibrosis. We may not be able to meet expectations with respect to sales of Rezdiffra or attain profitability and positive cash-flow from operations.
Rezdiffra is our only drug that has been approved for sale and it has been approved only for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis in the United States. We are focusing a significant portion of our activities and resources on Rezdiffra, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Rezdiffra for the treatment of adults with NASH with moderate to advanced liver fibrosis in the United States.
Successful commercialization of Rezdiffra is subject to many risks. We have never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize Rezdiffra for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We are in the process of building our commercial organization and hiring our U.S. sales force and will need to refine and further develop our commercial organization in order to successfully commercialize Rezdiffra. We expect that the initial commercial success of Rezdiffra for the treatment of NASH will depend on many factors, including the following:

•the efficacy, cost, approved use, and side-effect profile of Rezdiffra regimens relative to competitive treatment regimens for the treatment of NASH;
•Rezdiffra may compete with the off-label use of currently marketed products and other therapies in development that may in the future obtain approval for NASH;
•the effectiveness of our commercial strategy for the marketing of Rezdiffra, including our pricing strategy and the effectiveness of our efforts to obtain adequate third-party reimbursements;
•developing, maintaining and successfully monitoring commercial manufacturing arrangements for Rezdiffra with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;
•our ability to negotiate and enter into any additional commercial, supply and distribution contracts to support commercialization efforts, and to hire and manage additional qualified personnel;
•our ability to meet the demand for commercial supplies of Rezdiffra at acceptable costs;
•the acceptance of Rezdiffra by physicians, patients and third-party payors;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•the actual market-size, ability to identify targeted patients and the demographics of patients eligible for Rezdiffra, which may be different than what we currently expect;
•the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
•our ability to obtain, maintain or enforce our patents and other intellectual property rights; and
•the effect of recent or potential health care legislation in the United States.

While we believe that Rezdiffra for the treatment of NASH should have a commercially competitive profile, we cannot accurately predict the amount of time needed to attain a commercially successful profile or the amount of revenue that would be generated from the sale of Rezdiffra. If we do not effectively commercialize Rezdiffra, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of Rezdiffra do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

Rezdiffra has received accelerated approval from the FDA, and therefore faces future post-approval development and regulatory requirements, which present additional challenges for us to successfully navigate.

The FDA granted accelerated approval of Rezdiffra for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis in the United States in March 2024. Under the accelerated approval pathway, continued approval may be contingent upon verification of a clinical benefit in confirmatory trials. These post- approval requirements and commitments may not be feasible and/or could impose significant burdens and costs on us; could negatively impact our development, manufacturing and supply of our products; and could negatively impact our financial results. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Failure to meet post-approval commitments and requirements, including completion of enrollment of—and in particular, any failure to obtain positive data from—any confirmatory studies required by the FDA, could result in negative regulatory action from the FDA and/or withdrawal of such accelerated approval. The recently enacted Food and Drug Omnibus Reform Act has expanded FDA’s expedited withdrawal procedures for drugs approved through the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Director and Executive Officer 10b5-1 Plans

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, certain of our Section 16 officers and directors adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended December 31, 2023. In addition to the plans disclosed in our Form 10-K, our director Fred B. Craves, Ph.D. also adopted a Rule 10b5-1 trading arrangement on December 15, 2023 for the sale of up to 52,489 shares of our common stock through August 31, 2024, which arrangement was inadvertently not disclosed in the Form 10-K.

The following table shows the number of shares of our common stock subject to the current Rule 10b5-1 trading arrangements of our Section 16 officers and directors in place as of May 3, 2024:

Name of Director or Section 16 Officer	Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Richard Levy, MD	Director	11/30/2023	June 16, 2025	15,000
Fred B. Craves, Ph.D.	Director	12/15/2023	August 31, 2024	52,489
Item 6.    Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated March 18, 2024, by and among Madrigal Pharmaceuticals, Inc. and Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC, Evercore Group L.L.C. and Piper Sandler & Co, as representative of the several underwriters.	8-K	001-33277	1.1	March 20, 2024

4.1	Form of Pre-Funded Warrant of Madrigal Pharmaceuticals, Inc.	8-K	001-33277	4.1	October 2, 2023

10.1	Letter Agreement (including agreements attached as exhibits thereto), dated November 5, 2023, by and between Madrigal Pharmaceuticals, Inc. and Carole Huntsman*†					X

10.2	Letter Agreement (including agreements attached as exhibits thereto), dated February 25, 2024, by and between Madrigal Pharmaceuticals, Inc. and Mardi Dier*†					X

10.3	Supplemental Compensation Recovery Policy.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

**The certifications attached as Exhibit 32.1 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.
†Indicates a management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADRIGAL PHARMACEUTICALS, INC.

Date: May 7, 2024	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Mardi C. Dier
Mardi C. Dier
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)