Form 10-Q
period 2024-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2024-08-07
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had 21,712,677 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$494,597	$99,915
Restricted cash	5,000	—
Marketable securities	563,197	534,216
Trade receivables, net	6,899	—
Inventory	7,072	—
Prepaid expenses and other current assets	14,963	3,150
Total current assets	1,091,728	637,281
Property and equipment, net	1,695	1,553
Intangible assets, net	4,910	—
Right-of-use asset	1,456	1,713
Total assets	$1,099,789	$640,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,994	$28,041
Accrued expenses	115,611	89,980
Lease liability	557	527
Total current liabilities	125,162	118,548
Long term liabilities:
Loan payable, net of discount	116,607	115,480
Lease liability	900	1,186
Total long term liabilities	117,507	116,666
Total liabilities	242,669	235,214
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2024 and December 31, 2023; 2,369,797 and 2,369,797 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2024 and December 31, 2023; 21,700,893 and 19,875,427 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,493,288	1,741,153
Accumulated other comprehensive income (loss)	(368)	468
Accumulated deficit	(1,635,802)	(1,336,290)
Total stockholders’ equity	857,120	405,333
Total liabilities and stockholders’ equity	$1,099,789	$640,547
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$14,638	$—	$14,638	$—
Operating expenses:
Cost of sales	636	—	636	—
Research and development	71,091	68,605	142,328	130,759
Selling, general and administrative	105,448	17,845	186,249	34,027
Total operating expenses	177,175	86,450	329,213	164,786
Loss from operations	(162,537)	(86,450)	(314,575)	(164,786)
Interest income	14,222	3,551	22,556	7,327
Interest expense	(3,656)	(2,901)	(7,493)	(5,237)
Net loss	$(151,971)	$(85,800)	$(299,512)	$(162,696)
Net loss per common share:
Basic and diluted net loss per common share	$(7.10)	$(4.69)	$(14.47)	$(8.91)
Basic and diluted weighted average number of common shares outstanding	21,402,646	18,310,952	20,702,041	18,249,778
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(151,971)	$(85,800)	$(299,512)	$(162,696)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(196)	(3)	(836)	(57)
Comprehensive loss	$(152,167)	$(85,803)	$(300,348)	$(162,753)
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,369,797	$—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
Issuance of common shares and sale of warrants in equity offerings, excluding to related parties, net of transaction costs	—	—	750,000	—	311,560	—	—	311,560
Sale of warrants to related parties in equity offerings, exercise of common stock options, and restricted stock vesting, net of transaction costs	—	—	59,236	—	262,145	—	—	262,145
Stock-based compensation expense related to equity-classified awards	—	—	—	—	19,902	—	—	19,902
Unrealized loss on marketable securities	—	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	—	—	(147,541)	(147,541)
Balance at March 31, 2024	2,369,797	$—	20,684,663	$2	$2,334,760	$(172)	$(1,483,831)	$850,759
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	346,153	—	85,950	—	—	85,950
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	670,077	—	48,174	—	—	48,174
Stock-based compensation expense related to equity-classified awards	—	—	—	—	24,404	—	—	24,404
Unrealized loss on marketable securities	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(151,971)	(151,971)
Balance at June 30, 2024	2,369,797	$—	21,700,893	$2	$2,493,288	$(368)	$(1,635,802)	$857,120

Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	180,551	—	17,903	—	—	17,903
Stock-based compensation expense related to equity-classified awards	—	—	—	—	11,250	—	—	11,250
Unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)

Hercules warrant	—	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	—	(76,896)	(76,896)
Balance at March 31, 2023	2,369,797	$—	18,283,074	$2	$1,189,776	$(86)	$(1,039,556)	$150,136
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	85,901	—	21,754	—	—	21,754
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	90,058	—	6,251	—	—	6,251
Compensation expense related to stock options for services	—	—	—	—	10,973	—	—	10,973
Unrealized loss on marketable securities	—	—	—	—		(3)	—	(3)
Hercules warrant	—	—	—	—	195	—	—	195
Net loss	—	—	—	—	—	—	(85,800)	(85,800)
Balance at June 30, 2023	2,369,797	$—	18,459,033	$2	$1,228,949	$(89)	$(1,125,356)	$103,506
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(299,512)	$(162,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	44,306	22,223
Depreciation and amortization expense	435	250
Amortization of debt issuance costs and discount	1,127	987
Changes in operating assets and liabilities:
Trade receivables, net	(6,899)	—
Prepaid expenses and other current assets	(11,813)	(582)
Inventory	(7,072)	—
Accounts payable	(19,047)	(6,297)
Accrued expense	25,631	(9,700)
Accrued interest, net of interest received on maturity of investments	(11,258)	(3,562)
Net cash used in operating activities	(284,102)	(159,377)
Cash flows from investing activities:
Purchases of marketable securities	(364,988)	(290,696)
Sales and maturities of marketable securities	346,431	100,204
Acquisition of intangible asset	(5,000)	—
Purchases of property and equipment, net of disposals	(488)	(104)
Net cash used in investing activities	(24,045)	(190,596)
Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	397,510	21,754
Proceeds from related parties - warrants, exercise of common stock options, net of transaction costs	310,319	24,154
Proceeds from issuance of loan payable	—	50,000
Payment of debt issuance costs	—	(288)
Net cash provided by financing activities	707,829	95,620
Net increase (decrease) in cash, cash equivalents, and restricted cash	399,682	(254,353)
Cash, cash equivalents, and restricted cash at beginning of period	99,915	331,549
Cash, cash equivalents, and restricted cash at end of period	$499,597	$77,196
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company dedicated to transforming care for patients with nonalcoholic steatohepatitis (“NASH”), a serious liver disease that can lead to cirrhosis, liver failure and premature mortality. The Company's medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of NASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with NASH. Rezdiffra became commercially available in the United States in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers. Revenue is recognized at a point in time when the customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s).
Revenue from product sales is recorded net of adjustments for estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the customer or as an accrued liability, depending on the means by which the deduction is settled. Sales deductions are based on management’s estimates that involve a substantial degree of judgment.
Net Product Revenue
On March 14, 2024, the Company announced that the U.S. Food and Drug Administration (“FDA”) granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with noncirrhotic nonalcoholic steatohepatitis (“NASH”) with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). The Company enters into agreements with specialty pharmacies and specialty distributors, each a “Customer” and collectively the “Customers”, to sell Rezdiffra in the U.S. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.
Revenue is recorded net of variable consideration, which includes prompt pay discounts, returns, chargebacks, rebates, and co-payment assistance. The variable consideration is estimated based on contractual terms as well as management assumptions. The amount of variable consideration is calculated by using the expected value method, which is the sum of probability-weighted amounts in a range of possible outcomes, or the most likely amount method, which is the single most likely amount in a range of possible outcomes. Estimates are reviewed quarterly and adjusted as necessary.
Prompt Pay: Customers receive a 2% prompt pay discount for payments made within a contractually agreed number of days before the due date. The discounts are accounted for as a reduction of the transaction price and recorded as a contra receivable.
Returns: The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Product returns are estimated based on forecasted sales and historical and industry data. Returns are permitted under certain contractual circumstances, including product expiration date. A returns reserve is recorded as an accrued liability.
Chargebacks: Chargebacks are reserved for from eligible healthcare providers, resulting from discounted sales prices offered to qualified customers. The Company is charged back for the difference between the sale price and the discounted price, which is recorded as a contra receivable.
Co-Payment Assistance: Co-payment assistant programs are offered to eligible end-users as price concessions and are recorded as accrued liabilities and a reduction of the transaction price. The Company uses a third-party to administer the co-payment program for pharmacy benefit claims.
Rebates: Rebates include mandated discounts relating to the Medicaid Drug Rebate Program and Medicare coverage gap rebates. The discount obligations result in decreases to revenue and are recorded to accrued liabilities.
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during three months ended June 30, 2024. As the Company launched Rezdiffra in April 2024, there were no sales and no corresponding customer concentrations in prior periods.

	Three Months Ended June 30,
	2024	2023
Customer A	39%	—%
Customer B	19%	—%
Customer C	16%	—%
Customer D	14%	—%
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
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the six months ended June 30, 2024 and 2023, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the six months ended June 30, 2024 and 2023, the Company did not have any realized gains or losses on marketable securities.
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
As of June 30, 2024, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the six months ended June 30, 2024 and 2023, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2024 and December 31, 2023, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at June 30,
	2024	2023
Common stock options	1,772,807	2,583,540
Restricted stock units	508,947	222,300
Performance-based restricted stock units	235,520	—
Preferred stock	2,369,797	2,369,797
Warrants	3,625,244	18,403
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
The Company has incurred losses since inception, including approximately $299.5 million for the six months ended June 30, 2024, resulting in an accumulated deficit of approximately $1,635.8 million as of June 30, 2024. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In March 2024, the FDA approved Rezdiffra in the U.S. for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra became commercially available in the U.S. in April 2024. In March 2024, the Company completed a public offering and received approximately $574.0 million net cash proceeds. In April 2024, underwriters exercised in full their option to purchase additional shares as part of the public offering, resulting in additional net cash proceeds of approximately $85.9 million. The Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Cash, Cash Equivalents and Marketable Securities
The Company held restricted cash of $5.0 million as of June 30, 2024 as collateral to its corporate credit card program. The Company had no restricted cash as of December 31, 2023.
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$20,323	$—	$—	$20,323
Money market funds (Level 1)	476,755	—	—	476,755
Corporate debt securities due within 3 months of date of purchase (Level 2)	2,519	—	—	2,519
Total cash and cash equivalents	499,597	—	—	499,597
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	344,202	5	(224)	343,983
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	219,363	—	(149)	219,214
Total cash, cash equivalents, restricted cash, and marketable securities	$1,063,162	$5	$(373)	$1,062,794

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,729	$—	$—	$2,729
Money market funds (Level 1)	78,555	—	—	78,555
US government and government sponsored entities (Level 1)	14,967	—	—	14,967
Corporate debt securities due within 3 months of date of purchase (Level 2)	3,664	—	—	3,664
Total cash and cash equivalents	99,915	—	—	99,915
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	382,028	195	(7)	382,216
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	150,743	280	(1)	151,022
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	977	1	—	978
Total cash, cash equivalents and marketable securities	$633,663	$476	$(8)	$634,131
5. Inventory
The following table summarizes the Company's inventory balances as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw Materials	$—	$—
Work In Process	5,728	—
Finished Goods	1,344	—
Total	$7,072	$—
6. Accrued Liabilities
Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Contract research organization costs	$65,473	$50,737
Other clinical study related costs	4,206	3,724
Manufacturing and drug supply	2,045	9,705
Compensation and benefits	21,341	17,030
Professional fees	15,496	6,814
Gross to net accrued expenses	1,931	—
Other	5,119	1,970
Total accrued liabilities	$115,611	$89,980
7. Long Term Debt
In May 2022, the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility with the several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company also could draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million could have been drawn by the Company, subject to the approval of Hercules. The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Company was originally scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026 when the Company achieved a milestone when Rezdiffra received FDA approval. The interest only period can further be extended to May 3, 2027, upon the achievement of future revenue milestones, subject to compliance with applicable covenants. The Loan Facility originally matured in May 2026, but the maturity date was extended to May 2027 when the Company achieved a milestone upon receipt of FDA approval in March 2024. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
On February 3, 2023, the Company entered into the First Amendment (the “First Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, an additional $35.0 million was drawn under a second, expanded, $65.0 million tranche (“Tranche 2”) in February of 2023 following the Company’s achievement of the Phase 3 clinical development milestone. An additional $15.0 million was drawn under Tranche 2 in June of 2023. The remaining $15.0 million available under Tranche 2 was drawn in September of 2023 in accordance with the Amended Loan Facility.
The third tranche (“Tranche 3”) of $75.0 million was unchanged by the First Amendment, and such borrowings became available when the Company achieved a milestone with FDA approval for Rezdiffra in March 2024. The Company did not elect to draw Tranche 3 before it expired in June 2024. Coincident with the expansion of Tranche 2 borrowing capacity by $15.0 million, the Amendment reduced the fourth tranche under the Loan Facility (“Tranche 4”) by $15.0 million to $60.0 million. In connection with the $35.0 million drawn under Tranche 2 at the closing of the First Amendment, $15.0 million drawn in June of 2023, and $15.0 million drawn in September of 2023, the Company issued to Hercules and affiliates Tranche 2 Warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million. The First Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. The First Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023.
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
As of June 30, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of June 30, 2024 was 10.95%. As of June 30, 2024, the Company was in compliance with all loan covenants and provisions.

Future minimum payments, including interest and principal, under the loans payable outstanding as of June 30, 2024 are as follows (in thousands):

Period Ending June 30, 2024:	Amount
2024	$6,400
2025	12,768
2026	79,604
Thereafter	53,387
$152,159
Less amount representing interest	(31,007)
Less unamortized discount	(4,545)
Loans payable, net of discount	$116,607
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
In May 2023, the Company entered into an amendment to the 2021 Sales Agreement (the “Sales Agreement Amendment”), with Cowen, pursuant to which the Company could, from time to time, issue and sell an additional $200.0 million in shares of its common stock, until it was terminated in May 2024. The Company was not obligated to make any sales of its common stock under this arrangement. Any shares sold would be sold pursuant to the Registration Statement and prospectus supplement filed pursuant to the Registration Statement. The 2021 Sales Agreement, as amended by the Sales Agreement Amendment, authorized sales of shares of the Company’s common stock, from time to time, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, and as described in the prospectus supplement.

Since the entry into the Sales Agreement Amendment in May 2023, the Company sold 98,101 shares in total under the 2021 Sales Agreement, as amended by the Sales Agreement Amendment, for an aggregate of $25.2 million in gross proceeds, with net proceeds to the Company of approximately $24.5 million after deducting commissions and other transaction costs. All shares were sold pursuant to the Company’s effective Registration Statement and the prospectus supplement relating thereto. In total, the Company sold 1,334,044 shares of Common Stock having an aggregate offering price of $225.1 million pursuant to the 2021 Sales Agreement, as amended by the Sales Agreement Amendment.
In May 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement, as amended by the Sales Agreement Amendment which was terminated effective upon the entry into the 2024 Sales Agreement. The Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock under the 2024 Sales Agreement. The Company sold no shares in the three and six months ended June 30, 2024 under either the 2021 Sales Agreement, as amended by the Sales Agreement Amendment, or the 2024 Sales Agreement.
9. Stock-based Compensation
2015 Stock Plan
The Company’s 2015 Stock Plan, as amended (the “2015 Stock Plan”), is one of the Company’s equity incentive compensation plans through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. On June 25, 2024, the Company’s stockholders approved an amendment to the 2015 Stock Plan to increase the total number of shares of common stock available for issuance by 750,000 and extend its duration by 10 years until April 23, 2035. As of June 30, 2024, 1,264,199 shares were available for future issuance under the 2015 Stock Plan.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. As of June 30, 2024, 19,097 shares were available for future issuance under the 2023 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares	Weighted average exercise price
Outstanding at December 31, 2023	2,355,779	$79.94
Options granted	148,970	232.88
Options exercised	(671,947)	73.91
Options cancelled	(59,995)	118.98
Outstanding at June 30, 2024	1,772,807	$93.76
Exercisable at June 30, 2024	1,323,994	$79.14

The total cash received by the Company as a result of stock option exercises was $49.7 million and $21.8 million, respectively, for the six months ended June 30, 2024 and 2023. The total intrinsic value of options exercised was $121.1 million and $48.9 million, respectively, for the six months ended June 30, 2024 and 2023. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2024 and 2023 were $153.98 and $219.02, respectively.
Restricted Stock Units
The Company’s 2015 Stock Plan provides for awards of restricted stock units (“RSUs”) to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for awards of RSUs to new employees. RSUs vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting. As of June 30, 2024, the Company had 508,947 restricted stock units outstanding, with a weighted average grant date fair value of $230.61 per unit.
The following table summarizes RSU activity, excluding performance-based RSUs, during the six months ended June 30, 2024:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2023	376,117	$241.45
RSUs granted	248,517	231.96
RSUs vested	(63,825)	289.45
RSUs forfeited	(51,862)	243.28
Outstanding at June 30, 2024	508,947	$230.61
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
The following table summarizes PSU activity during the six months ended June 30, 2024:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2023	50,000	150,000	$146.37
PSUs granted	51,202	102,404	388.02
PSUs attained	—	—	—
PSUs forfeited	(8,442)	(16,884)	388.02
Outstanding at June 30, 2024	92,760	235,520	$257.77
Outstanding Awards
As of June 30, 2024, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 2,517,274 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and Inducement Plan.

Stock-Based Compensation Expense
Stock-based compensation expense during the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Stock options	$10,027	$7,431	$16,913	$16,029
Restricted stock units	9,918	3,542	18,543	6,194
Performance-based restricted stock units	4,459	—	8,850	—
Total stock-based compensation expense	$24,404	$10,973	$44,306	$22,223
Effect of stock-based compensation expense by line item:
Research and development	$5,582	$5,184	$11,489	$10,570
Selling, general and administrative	18,822	5,789	32,817	11,653
Total stock-based compensation expense included in net loss	$24,404	$10,973	$44,306	$22,223
Unrecognized stock-based compensation expense as of June 30, 2024 was $149.1 million with a weighted average remaining period of 2.09 years.
10. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. In March 2024, upon receiving FDA approval of Rezdiffra, a milestone was achieved and $5.0 million became due to Roche. Remaining milestones under the agreement total $3.0 million and are payable upon the Company achieving specified objectives related to future regulatory approval in Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company launched Rezdiffra in the U.S. in April 2024. The company did not achieve any product development or regulatory milestones for the six months ended June 30, 2023.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of clinical trials and commercialization.
In August 2023, the Company entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Lease Amendment extended the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023.
In April 2024 and May 2024, the Company entered into the Sixth (the “Sixth Lease Amendment”) and Seventh (the “Seventh Lease Amendment”) Amendments to the Office Lease, respectively, expanding the amount of office space available in the same premises. The lease commencement date had not yet occurred as of June 30, 2024 and therefore there was no impact to the financial statements.
11. Subsequent Events
None.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report under “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2023,. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. As used herein, “Rezdiffra” refers to resmetirom approved by the FDA for the treatment of adults with NASH with moderate to advanced liver fibrosis, and “resmetirom” refers to, where applicable, Rezdiffra as well as resmetirom for the treatment of indications beyond NASH with moderate to advanced liver fibrosis.
About Madrigal Pharmaceuticals, Inc.
We are a biopharmaceutical company dedicated to transforming care for patients with NASH, a serious liver disease that can lead to cirrhosis, liver failure and premature mortality. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of NASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with NASH. Rezdiffra became commercially available in the United States in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
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
Data from the 52-week first 1,000 patient portion of MAESTRO-NASH, together with data from MAESTRO-NAFLD-1, the open-label extension of the MAESTRO-NAFLD-1 study, Phase 2 and Phase 1 data, including safety parameters, formed the basis for Madrigal’s successful subpart H submission to the FDA for accelerated approval of Rezdiffra for treatment of NASH with moderate to advanced liver fibrosis.
Key Developments
On June 6, 2024, we announced new data from the Phase 3 MAESTRO-NASH study of Rezdiffra presented at the European Association for the Study of the Liver (EASL) Congress. Our key Rezdiffra presentations at the EASL Congress included (i) a late-breaking artificial intelligence-based analysis of MAESTRO-NASH biopsy data that demonstrated Rezdiffra improved key fibrotic features that are predictive of progression to decompensated cirrhosis; (ii) noninvasive test data through three years of treatment that demonstrated durable treatment response to Rezdiffra, with 91% of patients achieving improvement or stabilization of liver stiffness; (iii) the first analysis of health-related quality of life data from MAESTRO-NASH, which demonstrated Rezdiffra improved patient worry, health distress and stigma; and (iv) the first analysis of Rezdiffra treatment in metabolic dysfunction and alcohol-associated liver disease (MetALD), which demonstrated patients achieved similar rates of fibrosis improvement and steatohepatitis resolution compared to the NASH population. Additionally, we presented multiple health economics outcomes research abstracts at the EASL Congress highlighting the clinical and economic burden of NASH.
On May 7, 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC, (“TD Cowen”), pursuant to which we may issue and sell through or to TD Cowen, acting as agent or principal, shares of our common stock, par value $0.0001 per share (the “Common Stock”), from time to time having an aggregate sales price of up to $300.0 million (the “ATM Offering”). The 2024 Sales Agreement replaces and supersedes the prior sales agreement, dated June 1, 2021 and amended on May 9, 2023, between the us and Cowen and Company, LLC, an affiliate of TD Cowen (the “Prior Sales Agreement”), which was terminated effective upon the entry into the 2024 Sales Agreement. We sold 1,334,044 shares of Common Stock having an aggregate offering price of $225.1 million pursuant to the Prior Sales Agreement.
On March 14, 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with noncirrhotic nonalcoholic steatohepatitis (“NASH”) with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). On April 9, 2024, we announced U.S. availability of Rezdiffra for the treatment of patients with noncirrhotic NASH with moderate to advanced liver fibrosis.
On March 18, 2024, we announced we had commenced an underwritten public offering of $500.0 million in shares of our common stock and pre-funded warrants to purchase shares of our common stock. The size of the offering was increased by $100.0 million subsequent to the initial announcement, for a total of approximately $600.0 million gross proceeds before underwriting discounts, commissions, and other expenses. The $600.0 million offering closed on March 21, 2024, and we received net proceeds totaling approximately $574.0 million in the three months ended March, 31, 2024. The underwriters exercised in full their 30-day option to purchase additional shares of common stock, resulting in an additional $90.0 million gross proceeds. The exercise of the underwriters' option closed on April 2, 2024 and we received net proceeds totaling approximately $85.9 million. We collectively sold an aggregate of 1,096,153 shares of our common stock and pre-funded warrants to purchase 1,557,692 shares of our common stock in the underwritten offering.
Basis of Presentation
Revenue
In March 2024, the FDA approved Rezdiffra for the treatment of noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra is a once-daily, oral, liver-directed, THR-ß agonist designed to target key underlying causes of NASH. Rezdiffra was launched for sale in the U.S. in April 2024.
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical study programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.
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
We expect that our selling, general and administrative expenses will increase in the future as we expand our operating activities, continue commercialization, maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. We expect these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation expense, gross to net expenses, and inventory valuation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024, aside from the addition of estimates related to revenue recognition and inventory valuation. Refer to Note 2 to the condensed consolidated financial statements for details of accounting policies over revenue and inventory.
Revenue Recognition
Our accounting policy over revenue recognition has a significant impact on the financial results and involves substantial judgement and estimation. The amount of revenue we recognize is impacted by variable consideration, as described in Note 2. Our gross to net estimates are based on contracts with customers, government agencies, healthcare providers, industry data, historical information, and other factors. The judgements and estimates involved in determining variable consideration are reviewed each reporting period, as all are subject to adjustments as new information becomes available.
Inventory
We value our inventories at the lower of cost or estimated net realizable value using the first-in, first-out (“FIFO”) method, as described in Note 2. The value of our inventories is impacted by excess, slow-moving, and obsolete items, which could lead to write downs in value. We periodically review our inventory for factors that could impact the future recoverability and realization of future sales, which requires estimates and judgements.
Results of Operations
Three Months Ended June 30, 2024 and 2023
The following table provides comparative unaudited results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	$	%
Product revenue, net	$14,638	$—	$14,638	100%
Operating expenses:
Cost of sales	636	—	636	100%
Research and development	71,091	68,605	2,486	4%
Selling, general and administrative	105,448	17,845	87,603	491%
Interest income	(14,222)	(3,551)	10,671	301%
Interest expense	3,656	2,901	755	26%
	$(151,971)	$(85,800)	$(66,171)	77%
Revenue
We began selling Rezdiffra in April 2024. For the three months ended June 30, 2024, we recorded $14.6 million of product revenue, net.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the three months ended June 30, 2024, we recorded $0.6 million of cost of sales. We expect cost of sales to increase in the future, as a portion of the inventory sold was previously expensed to research and development costs prior to achieving regulatory approval, as approval was considered uncertain.
Research and Development Expenses
The following table represents our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2024	2023	$	%
Personnel and Internal Expense	$17,295	$12,651	$4,644	37%
External Expense	53,796	55,954	(2,158)	(4)%
Total	$71,091	$68,605	$2,486	4%
Our research and development expenses were $71.1 million for the three months ended June 30, 2024, compared to $68.6 million in the corresponding period in 2023. Research and development expenses increased by $2.5 million in the 2024 period due primarily to an increase in headcount and timing of clinical studies.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $105.4 million for the three months ended June 30, 2024, compared to $17.8 million in the corresponding period in 2023. Selling, general and administrative expenses increased by $87.6 million in the 2024 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense.
Interest Income
Our net interest income was $14.2 million for the three months ended June 30, 2024, compared to $3.6 million in the corresponding period in 2023. The increase in interest income was due primarily to higher principal balances and interest rates in 2024.
Interest Expense
Our interest expense was $3.7 million for the three months ended June 30, 2024, compared to $2.9 million in the corresponding period in 2023. The increase in interest expense was primarily the result of a higher outstanding principal balance during the period under the Loan Facility with Hercules.

Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	$	%
Product revenue, net	$14,638	$—	$14,638	100%
Operating expenses:
Cost of sales	636	—	636	100%
Research and development	142,328	130,759	11,569	9%
General and administrative	186,249	34,027	152,222	447%
Interest income	(22,556)	(7,327)	15,229	208%
Interest expense	7,493	5,237	2,256	43%
	$(299,512)	$(162,696)	$(136,816)	84%
Revenue
We began selling Rezdiffra in April 2024. For the six months ended June 30, 2024, we recorded $14.6 million of product revenue, net.

Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the six months ended June 30, 2024, we recorded $0.6 million of cost of sales. We expect cost of sales to increase in the future, as a portion of the inventory sold was previously expensed to research and development costs prior to achieving regulatory approval, as approval was considered uncertain.

Research and Development Expenses
The following table represents our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2024	2023	$	%
Personnel and Internal Expense	$34,011	$24,910	$9,101	37%
External Expense	108,317	105,849	2,468	2%
Total	$142,328	$130,759	$11,569	9%
Our research and development expenses were $142.3 million for the six months ended June 30, 2024, compared to $130.8 million in the corresponding period in 2023. Research and development expenses increased by $11.6 million in the 2024 period due primarily to an increase related to timing of manufacturing, an increase in headcount, and timing of clinical studies.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $186.2 million for the six months ended June 30, 2024, compared to $34.0 million in the corresponding period in 2023. Selling, general and administrative expenses increased by $152.2 million in the 2024 period due primarily to increases in commercial preparation activities, including a corresponding increase in headcount, and an increase in stock compensation expense. We believe our selling, general and administrative expenses will likely increase over time as we continue with commercialization activities and expand our operating activities.
Interest Income
Our net interest income was $22.6 million for the six months ended June 30, 2024, compared to $7.3 million in the corresponding period in 2023. The increase in interest income was due primarily to higher principal balances and interest rates in 2024.
Interest Expense
Our interest expense was $7.5 million for the six months ended June 30, 2024, compared to $5.2 million in the corresponding period in 2023. The increase in interest expense was primarily the result of a higher outstanding principal balance during the period under the Loan Facility with Hercules.
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
As of June 30, 2024, we had cash, cash equivalents, restricted cash, and marketable securities totaling $1,062.8 million compared to $634.1 million as of December 31, 2023, with this increase attributable to our 2024 public offering, where we received net proceeds of approximately $574.0 million in March 2024. Additionally, in April 2024 we received net proceeds of approximately $85.9 million as a result of the underwriters’ exercise in full of their option to purchase additional shares as part of the March 2024 offering. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
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
At-the-Market Sales Agreement
In May 2023, we entered into Amendment No. 1 (the “Sales Agreement Amendment”) to our existing sales agreement (the “2021 Sales Agreement”) with Cowen, which was subsequently terminated in May 2024 when we entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement, as amended by the Sales Agreement Amendment. We are authorized to issue and sell up to $300.0 million in shares of our common stock under the 2024 Sales Agreement. We sold no shares in the three and six months ended June 30, 2024 under either the 2021 Sales Agreement, as amended by the Sales Agreement Amendment or the 2024 Sales Agreement.
As of June 30, 2024, $300.0 million remained reserved and available for sale under the 2024 Sales Agreement and our related prospectus supplement.
Sales of our common stock, if any, under the 2024 Sales Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. We have no obligation to sell any common stock and may at any time suspend offers under the 2024 Sales Agreement or terminate the 2024 Sales Agreement pursuant to its terms.
Loan Facility
In May 2022 we entered into the $250.0 million Loan Facility (the “Loan Facility”) with Hercules Capital, Inc. (“Hercules”). On February 3, 2023, we entered into the First Amendment (the “First Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the terms of the Loan Facility, the first $50.0 million tranche (“Tranche 1”) was drawn at closing. Under the Amended Loan Facility, $65.0 million was drawn in 2023 under the second tranche (“Tranche 2”). The third tranche (“Tranche 3”) of $75.0 million became available to us when we obtained FDA approval for Rezdiffra in March 2024. We did not draw on Tranche 3 prior to its expiration in June 2024.
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
As of June 30, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of June 30, 2024 was 10.95%. As of June 30, 2024, we were in compliance with all loan covenants and provisions.
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
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(284,102)	$(159,377)
Net cash used in investing activities	(24,045)	(190,596)
Net cash provided by financing activities	707,829	95,620
Net increase (decrease) in cash, cash equivalents, and restricted cash	$399,682	$(254,353)
Net cash used in operating activities was $284.1 million for the six months ended June 30, 2024, compared to $159.4 million for the corresponding period in 2023. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Net cash used in investing activities was $24.0 million for the six months ended June 30, 2024, compared to $190.6 million used in for the corresponding period in 2023. Net cash used in investing activities for the six months ended June 30, 2024 primarily consisted of $365.0 million of purchases of marketable securities for our investment portfolio, partially offset by $346.4 million from sales and maturities of marketable securities. Net cash used in investing activities for the corresponding period in 2023 primarily consisted of $290.7 million of purchases of marketable securities for our investment portfolio, partially offset by $100.2 million from sales and maturities of marketable securities.
Net cash provided by financing activities was $707.8 million for the six months ended June 30, 2024, compared to $95.6 million for the corresponding period in 2023. Financing activities for the six months ended June 30, 2024 consisted of $574.0 million of proceeds from our March 2024 public offering, $85.9 million of net proceeds from the Underwriter’s Option in April 2024, and $49.7 million from exercises of stock options. Net cash provided by financing activities for the corresponding period in 2023 consisted primarily of $50.0 million from issuance of the Loan Facility, $24.2 million from proceeds from the exercise of common stock options and $21.8 million from sales of our common stock under the 2023 Sales Agreement.
Contractual Obligations and Commitments
In August 2023, we entered into the Fifth Amendment to our Office Lease (the “Lease Amendment”). The Lease Amendment extends the term of the lease through November 2026. As a result of the Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023.
In May 2022 we entered into the $250.0 million Loan Facility. As of June 30, 2024, we had drawn $115.0 million under the facility. We are scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2026, which period may be extended to May 3, 2027 upon the achievement of future revenue milestones, and subject to compliance with applicable covenants.
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
Except as noted above and the future minimum payments due on the Loan Facility with Hercules set forth in “Note 7 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024.

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
Capital Market Risk
We began generating revenue from the sale of Rezdiffra in the second quarter of 2024, but we have historically depended on, and will continue to depend on, funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.
Effects of Inflation
We do not believe inflation has had a material effect on our business, financial condition or results of operations during three and six months ended June 30, 2024 and June 30, 2023, respectively.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, we designed and implemented controls over revenue, trade receivables, and inventory which we determined to be a material change in our internal control over financial reporting. There were no other changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Rezdiffra is our only drug that has been approved for sale and it has been approved only for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis in the United States. Rezdiffra became commercially available in the United States in April 2024. We are focusing a significant portion of our activities and resources on Rezdiffra, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Rezdiffra for the treatment of adults with NASH with moderate to advanced liver fibrosis in the United States.
Successful commercialization of Rezdiffra is subject to many risks. We have never, as an organization, launched or commercialized any product other than Rezdiffra, and there is no guarantee that we will be able to successfully commercialize Rezdiffra for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We are in the process of building our commercial organization and hiring our U.S. sales force and will need to refine and further develop our commercial organization in order to successfully commercialize Rezdiffra. We expect that the initial commercial success of Rezdiffra for the treatment of NASH will depend on many factors, including the following:

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following table shows the number of shares of our common stock subject to the current Rule 10b5-1 trading arrangements of our Section 16 officers and directors in place as of August 2, 2024:

Name of Director or Section 16 Officer	Title of Director or Section 16 Officer	Date of Adoption, Modification, or Termination	Duration of the Plan	Aggregate Number of Shares of Common Stock that may be Sold under the Plan
Richard Levy, MD	Director	11/30/2023	June 16, 2025	15,000
Fred B. Craves, Ph.D.	Director	12/15/2023	August 31, 2024	30,000
Item 6.    Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

1.1	Sales Agreement, dated May 7, 2024, by and between the Registrant and TD Securities (USA) LLC.	8-K	001-33277	1.1	May 7, 2024

10.1*	Madrigal Pharmaceuticals, Inc. 2015 Amended Stock Plan, as amended and restated as of June 25, 2024.	8-K	001-33277	10.1	June 27, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 7, 2024	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Mardi C. Dier
Mardi C. Dier
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)