Form 10-Q
period 2024-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2024-10-31
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, the registrant had 21,810,407 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$232,684	$99,915
Restricted cash	5,000	—
Marketable securities	765,943	534,216
Trade receivables, net	30,463	—
Inventory	8,715	—
Prepaid expenses and other current assets	20,861	3,150
Total current assets	1,063,666	637,281
Property and equipment, net	2,268	1,553
Intangible assets, net	4,819	—
Right-of-use asset	2,512	1,713
Total assets	$1,073,265	$640,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,966	$28,041
Accrued liabilities	131,003	89,980
Lease liability	878	527
Total current liabilities	177,847	118,548
Long term liabilities:
Loan payable, net of discount	117,087	115,480
Lease liability	1,176	1,186
Total long term liabilities	118,263	116,666
Total liabilities	296,110	235,214
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2024 and December 31, 2023; 2,369,797 and 2,369,797 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2024 and December 31, 2023; 21,806,436 and 19,875,427 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,518,648	1,741,153
Accumulated other comprehensive income	1,271	468
Accumulated deficit	(1,742,766)	(1,336,290)
Total stockholders’ equity	777,155	405,333
Total liabilities and stockholders’ equity	$1,073,265	$640,547
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$62,175	$—	$76,813	$—
Operating expenses:
Cost of sales	2,152	—	2,788	—
Research and development	68,742	70,951	211,070	201,710
Selling, general and administrative	107,585	27,583	293,834	61,610
Total operating expenses	178,479	98,534	507,692	263,320
Loss from operations	(116,304)	(98,534)	(430,879)	(263,320)
Interest income	13,019	3,298	35,575	10,625
Interest expense	(3,679)	(3,504)	(11,172)	(8,741)
Net loss	$(106,964)	$(98,740)	$(406,476)	$(261,436)
Net loss per common share:
Basic and diluted net loss per common share	$(4.92)	$(5.34)	$(19.31)	$(14.27)
Basic and diluted weighted average number of common shares outstanding	21,745,929	18,476,414	21,052,544	18,326,154
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(106,964)	$(98,740)	$(406,476)	$(261,436)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1,639	47	803	(10)
Comprehensive loss	$(105,325)	$(98,693)	$(405,673)	$(261,446)
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	2,369,797	$—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
Issuance of common shares and sale of warrants in equity offerings, excluding to related parties, net of transaction costs	—	—	750,000	—	311,560	—	—	311,560
Sale of warrants to related parties in equity offerings, exercise of common stock options, and restricted stock vesting, net of transaction costs	—	—	59,236	—	262,145	—	—	262,145
Stock-based compensation expense related to equity-classified awards	—	—	—	—	19,902	—	—	19,902
Unrealized loss on marketable securities	—	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	—	—	(147,541)	(147,541)
Balance at March 31, 2024	2,369,797	$—	20,684,663	$2	$2,334,760	$(172)	$(1,483,831)	$850,759
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	346,153	—	85,950	—	—	85,950
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	670,077	—	48,174	—	—	48,174
Stock-based compensation expense related to equity-classified awards	—	—	—	—	24,404	—	—	24,404
Unrealized loss on marketable securities	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(151,971)	(151,971)
Balance at June 30, 2024	2,369,797	$—	21,700,893	$2	$2,493,288	$(368)	$(1,635,802)	$857,120
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	105,543	—	7,462	—	—	7,462
Stock-based compensation expense related to equity-classified awards	—	—	—	—	17,898	—	—	17,898
Unrealized gain on marketable securities	—	—	—	—	—	1,639	—	1,639
Net loss	—	—	—	—	—	—	(106,964)	(106,964)
Balance at September 30, 2024	2,369,797	$—	21,806,436	$2	$2,518,648	$1,271	$(1,742,766)	$777,155

Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	180,551	—	17,903	—	—	17,903
Stock-based compensation expense related to equity-classified awards	—	—	—	—	11,250	—	—	11,250
Unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)
Hercules warrant	—	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	—	(76,896)	(76,896)
Balance at March 31, 2023	2,369,797	$—	18,283,074	$2	$1,189,776	$(86)	$(1,039,556)	$150,136
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	85,901	—	21,754	—	—	21,754
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	90,058	—	6,251	—	—	6,251
Compensation expense related to stock options for services	—	—	—	—	10,973	—	—	10,973
Unrealized loss on marketable securities	—	—	—	—	—	(3)	—	(3)
Hercules warrant	—	—	—	—	195	—	—	195
Net loss	—	—	—	—	—	—	(85,800)	(85,800)
Balance at June 30, 2023	2,369,797	$—	18,459,033	$2	$1,228,949	$(89)	$(1,125,356)	$103,506
Issuance of common shares in equity offering, excluding to related parties, net of transaction costs	—	—	12,200	—	2,731	—	—	2,731
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	22,959	—	1,924	—	—	1,924
Compensation expense related to stock options for services	—	—	—	—	12,660	—	—	12,660
Unrealized gain on marketable securities	—	—	—	—	—	47	—	47
Hercules warrant	—	—	—	—	121	—	—	121
Net loss	—	—	—	—	—	—	(98,740)	(98,740)
Balance at September 30, 2023	2,369,797	$—	18,494,192	$2	$1,246,385	$(42)	$(1,224,096)	$22,249
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(406,476)	$(261,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	62,204	34,883
Depreciation and amortization expense	733	385
Amortization of debt issuance costs and discount	1,607	1,661
Amortization and interest accretion related to operating leases	(458)	—
Changes in operating assets and liabilities:
Trade receivables, net	(30,463)	—
Prepaid expenses and other current assets	(17,711)	(523)
Inventory	(8,715)	—
Accounts payable	17,925	(7,289)
Accrued liabilities	41,023	(8,851)
Accrued interest, net of interest received on maturity of investments	(10,755)	(3,127)
Net cash used in operating activities	(351,086)	(244,297)
Cash flows from investing activities:
Purchases of marketable securities	(781,021)	(359,549)
Sales and maturities of marketable securities	560,852	219,595
Acquisition of intangible asset	(5,000)	—
Purchases of property and equipment, net of disposals	(1,267)	(443)
Net cash used in investing activities	(226,436)	(140,397)
Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	397,510	24,484
Proceeds from related parties - warrants, exercise of common stock options, net of transaction costs	317,781	26,079
Proceeds from issuance of loan payable	—	65,000
Payment of debt issuance costs	—	(363)
Net cash provided by financing activities	715,291	115,200
Net increase (decrease) in cash, cash equivalents, and restricted cash	137,769	(269,494)
Cash, cash equivalents, and restricted cash at beginning of period	99,915	331,549
Cash, cash equivalents, and restricted cash at end of period	$237,684	$62,055

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$1,168	$1,628
See accompanying notes to condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company focused on delivering novel therapeutics for nonalcoholic steatohepatitis (“NASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. NASH is expected to become the leading cause of liver transplantation in the U.S. and is already the leading cause of liver transplantation among women in the U.S. The Company’s medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of NASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with NASH. Rezdiffra became commercially available in the United States in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
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
Product Revenue, Net
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
Accruals are established for gross to net deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the customer or as an accrued liability, depending on the means by which the deduction is settled. Sales deductions are based on management’s estimates that involve a substantial degree of judgment.
Prompt Pay: Customers receive a prompt pay discount for payments made within a contractually agreed number of days before the due date. The discounts are accounted for as a reduction of the transaction price and recorded as a contra receivable.
Returns: The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Product returns are estimated based on forecasted sales and historical and industry data. Returns are permitted in accordance with the return goods policy defined within each customer agreement. A returns reserve is recorded as an accrued liability.
Chargebacks: The Company estimates obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from the Company. The customer charges the Company for the difference between what it pays to the Company for the product and the selling price to the qualified healthcare providers, with the difference recorded as a contra receivable.
Co-Payment Assistance: Co-payment assistance programs are offered to eligible end-users as price concessions and are recorded as accrued liabilities and a reduction of the transaction price. The Company uses a third-party to administer the co-payment program for pharmacy benefit claims.
Rebates: The Company is subject to discount obligations under government programs, including Medicaid and Medicare. Reserves for rebates are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on the consolidated balance sheet. The Company’s estimate for rebates is based on statutory discount rates, expected utilization or an estimated number of patients on treatment, as applicable.
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during three and nine months ended September 30, 2024. As Rezdiffra was made commercially available in April 2024, there were no sales and no corresponding customer concentrations in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	38%	—%	38%	—%
Customer B	21%	—%	21%	—%
Customer C	16%	—%	16%	—%
Customer D	11%	—%	12%	—%

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
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the nine months ended September 30, 2024 and 2023, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the nine months ended September 30, 2024 and 2023, realized gains and losses on marketable securities were not material.
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
As of September 30, 2024, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the nine months ended September 30, 2024 and 2023, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2024 and December 31, 2023, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.

Inventory
Inventory, which consists of work in process and finished goods, is stated at the lower of cost or estimated net realizable value, using actual cost, based on a first-in, first-out (“FIFO”) method. The balance sheet classification of inventory as current or non-current is determined by whether it will be consumed within the Company’s normal operating cycle. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of sales in the accompanying Consolidated Statements of Income. The Company capitalizes inventory costs when future commercial sale in the ordinary course of business is probable.
The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs incurred prior to regulatory approval were not capitalized as inventory, rather were expensed as incurred as research and development expenses. The Company began capitalizing inventory in March 2024 after FDA approval was granted.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including cash compensation and stock-based compensation), costs for consultants, milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of its drug, and conducted clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates.
Patents
Costs to secure and defend patents are expensed as incurred and are classified as selling, general and administrative expense in the Company’s consolidated statements of operations.
Intangible Assets
Intangible assets with finite lives are amortized to cost of sales over their estimated useful lives using the straight-line method. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
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
Certain of the employee stock options granted by the Company are structured to qualify as incentive stock options (ISOs). Under current tax regulations, the Company does not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time the Company may receive a tax deduction. The Company does not record tax benefits related to ISOs unless and until a disqualifying disposition is reported. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. The Company has not recognized any income tax benefit for its stock-based compensation arrangements due to the fact that the Company does not believe it is more likely than not it will realize the related deferred tax assets.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, "Income Taxes", which prescribes the use of the liability method where deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized based on the weight of available positive and negative evidence. The Company currently maintains a 100% valuation allowance on its deferred tax assets.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represent the only difference between the Company’s net loss and comprehensive loss.
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the nine months ended September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at September 30,
	2024	2023
Common stock options	1,701,618	2,518,612
Restricted stock units	502,867	311,767
Performance-based restricted stock units	235,520	150,000
Preferred stock	2,369,797	2,369,797
Warrants	3,625,244	19,454
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-07 to have a significant impact on its financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company's annual consolidated financial statements. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its financial statements.
3. Liquidity and Uncertainties
The Company is subject to risks common to development stage companies and early commercial companies in the biopharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing necessary for development and commercialization, and compliance with the FDA and other government regulations.
The Company has incurred losses since inception, including approximately $406.5 million for the nine months ended September 30, 2024, resulting in an accumulated deficit of approximately $1,742.8 million as of September 30, 2024. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In March 2024, the FDA approved Rezdiffra in the U.S. for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra became commercially available in the U.S. in April 2024. In March 2024, the Company completed a public offering and received approximately $574.0 million net cash proceeds. In April 2024, underwriters exercised in full their option to purchase additional shares as part of the public offering, resulting in additional net cash proceeds of approximately $85.9 million. The Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Cash, Cash Equivalents and Marketable Securities
The Company held restricted cash of $5.0 million as of September 30, 2024 as collateral to its corporate credit card program. The Company had no restricted cash as of December 31, 2023.
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$25,242	$—	$—	$25,242
Money market funds (Level 1)	86,060	—	—	86,060
U.S. government and government sponsored entities due within 3 months (Level 1)	67,541	—	—	67,541
Corporate debt securities due within 3 months of date of purchase (Level 2)	58,841	—	—	58,841
Total cash and cash equivalents	237,684	—	—	237,684
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	436,277	573	(25)	436,825
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	297,160	411	(7)	297,564
U.S. government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	31,235	320	(1)	31,554
Total cash, cash equivalents, restricted cash, and marketable securities	$1,002,356	$1,304	$(33)	$1,003,627

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,729	$—	$—	$2,729
Money market funds (Level 1)	78,555	—	—	78,555
US government and government sponsored entities (Level 1)	14,967	—	—	14,967
Corporate debt securities due within 3 months of date of purchase (Level 2)	3,664	—	—	3,664
Total cash and cash equivalents	99,915	—	—	99,915
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	382,028	195	(7)	382,216
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	150,743	280	(1)	151,022
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	977	1	—	978
Total cash, cash equivalents and marketable securities	$633,663	$476	$(8)	$634,131
5. Inventory
The following table summarizes the Company's inventory balances as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$—	$—
Work in process	5,389	—
Finished goods	3,326	—
Total	$8,715	$—
6. Accrued Liabilities
Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Contract research organization costs	$59,809	$50,737
Other clinical study related costs	1,496	3,724
Manufacturing and drug supply	2,291	9,705
Compensation and benefits	29,684	17,030
Professional fees	23,095	6,814
Gross to net accrued liabilities	7,816	—
Other	6,812	1,970
Total accrued liabilities	$131,003	$89,980
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
The third tranche (“Tranche 3”) of $75.0 million was unchanged by the First Amendment, and such borrowings became available when the Company achieved a milestone with FDA approval for Rezdiffra in March 2024. The Company did not elect to draw Tranche 3 before it expired in June 2024, but subsequently entered into an amendment to extend the availability of these funds in August 2024. Coincident with the expansion of Tranche 2 borrowing capacity by $15.0 million, the First Amendment reduced the fourth tranche under the Loan Facility (“Tranche 4”) by $15.0 million to $60.0 million.

In connection with the $35.0 million drawn under Tranche 2 at the closing of the First Amendment, $15.0 million drawn in June of 2023, and $15.0 million drawn in September 2023, the Company issued to Hercules and affiliates Tranche 2 Warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million. The First Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. The First Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023.
On August 22, 2024, the Company entered into the Second Amendment (the “Second Amendment”) to the Loan Facility (as amended by the First Amendment and the Second Amendment, the “Second Amended Loan Facility”). Under the Second Amended Loan Facility, the Company’s borrowing capacity available under Tranche 4 is increased to include the $75.0 million available under Tranche 3 that was not utilized by the Company. After such increase, the Company’s current borrowing capacity is $135.0 million under Tranche 4, which is available subject to Hercules’ sole discretion.
The Loan Facility includes affirmative and restrictive financial covenants commencing on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves certain clinical milestones and a revenue milestone, and a revenue-based covenant that may apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024, subject to certain exceptions in the event that the Company maintains a specified market capitalization or an unrestricted cash balance as set forth in the Loan Facility. The Loan Facility contains event of default provisions for: the Company’s failure to make required payments or maintain compliance with covenants under the Loan Facility; the Company’s breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting the Company; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on the Company, provided that, any failure to achieve a clinical milestone or approval milestone under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of September 30, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of September 30, 2024 was 10.45%. As of September 30, 2024, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of September 30, 2024 are as follows (in thousands):

Period Ending September 30, 2024:	Amount
2024	$3,067
2025	12,184
2026	79,197
Thereafter	53,247
$147,695
Less amount representing interest	(26,542)
Less unamortized discount	(4,066)
Loans payable, net of discount	$117,087
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
In May 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement, as amended by the Sales Agreement Amendment which was terminated effective upon the entry into the 2024 Sales Agreement. The Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock under the 2024 Sales Agreement. The Company sold no shares in the three and nine months ended September 30, 2024 under either the 2021 Sales Agreement, as amended by the Sales Agreement Amendment, or the 2024 Sales Agreement.
9. Stock-based Compensation
2015 Stock Plan
The Company’s 2015 Stock Plan, as amended (the “2015 Stock Plan”), is one of the Company’s equity incentive compensation plans through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. On June 25, 2024, the Company’s stockholders approved an amendment to the 2015 Stock Plan to increase the total number of shares of common stock available for issuance by 750,000 and extend its duration by ten years until April 23, 2035. As of September 30, 2024, 1,233,829 shares were available for future issuance under the 2015 Stock Plan.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. As of September 30, 2024, 21,193 shares were available for future issuance under the 2023 Inducement Plan.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares	Weighted average exercise price
Outstanding at December 31, 2023	2,355,779	$79.94
Options granted	162,517	234.84
Options exercised	(748,143)	76.35
Options cancelled	(68,535)	121.89
Outstanding at September 30, 2024	1,701,618	$94.62
Exercisable at September 30, 2024	1,297,563	$78.45
The total cash received by the Company as a result of stock option exercises was $57.1 million and $26.2 million, respectively, for the nine months ended September 30, 2024 and 2023. The total intrinsic value of options exercised was $132.5 million and $51.0 million, respectively, for the nine months ended September 30, 2024 and 2023. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2024 and 2023 were $155.41 and $219.02, respectively.
Restricted Stock Units
The Company’s 2015 Stock Plan provides for awards of restricted stock units (“RSUs”) to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for awards of RSUs to new employees. RSUs vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting. As of September 30, 2024, the Company had 502,867 restricted stock units outstanding, with a weighted average grant date fair value of $233.42 per unit.

The following table summarizes RSU activity, excluding performance-based RSUs, during the nine months ended September 30, 2024:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2023	376,117	$241.45
RSUs granted	275,278	234.64
RSUs vested	(93,172)	262.91
RSUs forfeited	(55,356)	244.45
Outstanding at September 30, 2024	502,867	$233.42
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
The following table summarizes PSU activity during the nine months ended September 30, 2024:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2023	50,000	150,000	$146.37
PSUs granted	51,202	102,404	388.02
PSUs attained	—	—	—
PSUs forfeited	(8,442)	(16,884)	388.02
Outstanding at September 30, 2024	92,760	235,520	$257.77
Outstanding Awards
As of September 30, 2024, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 2,440,005 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and Inducement Plan.
Stock-Based Compensation Expense
Stock-based compensation expense during the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Stock options	$4,978	$8,375	$21,891	$24,404
Restricted stock units	8,292	3,652	26,835	9,846
Performance-based restricted stock units	4,628	633	13,478	633
Total stock-based compensation expense	$17,898	$12,660	$62,204	$34,883
Effect of stock-based compensation expense by line item:
Research and development	$5,570	$5,133	$17,059	$15,703
Selling, general and administrative	12,328	7,527	45,145	19,180
Total stock-based compensation expense included in net loss	$17,898	$12,660	$62,204	$34,883

Unrecognized stock-based compensation expense as of September 30, 2024 was $139.1 million with a weighted average remaining period of 2.71 years.
10. Commitments and Contingencies
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of operations in the normal course of business.
The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. In March 2024, upon receiving FDA approval of Rezdiffra, a milestone was achieved and $5.0 million became due to Roche. Remaining milestones under the agreement total $3.0 million and are payable upon the Company achieving specified objectives related to future regulatory approval in Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company began accruing for royalty payments following its commercial launch of Rezdiffra in April 2024. The Company did not achieve any product development or regulatory milestones for the nine months ended September 30, 2023.

In 2019, the Company entered into an operating lease for office space located in West Conshohocken, PA (the “Office Lease”), which was later updated by three amendments entered into from 2019 to 2022. In May 2023, the Company entered into the Fourth Amendment to the Office Lease (the “Fourth Lease Amendment”), which did not have a financial impact. In August 2023, the Company entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Fifth Lease Amendment extended the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023.
In April 2024 and May 2024, the Company entered into the Sixth Amendment (the “Sixth Lease Amendment”) and the Seventh Amendment (the “Seventh Lease Amendment”) to the Office Lease, respectively, leasing additional office space in the same premises under the Office Lease. The lease for the additional office space commenced in September 2024 and resulted in an incremental $1.2 million right-of-use asset and lease liability being recorded for the quarter ended September 30, 2024.
In August 2024, the Company entered into the Eighth (the “Eighth Lease Amendment”) and in October 2024, the Company entered into the Ninth Amendment (the “Ninth Lease Amendment”) to the Office Lease further expanding the amount of office space in the same premises. The commencement date of the Eighth and Ninth Lease Amendments did not occur as of September 30, 2024, therefore had no impact to the financial statements.
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
•Our ability to delay certain commercial expansion activities and research activities and related expenses, as necessary;
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
•Estimates of patients diagnosed with NASH, the relationship between NASH progression and adverse patient outcomes and the estimated clinical burden of uncontrolled NASH;
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As disclosed in this report under “Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. As used herein, “Rezdiffra” refers to resmetirom approved by the FDA for the treatment of adults with NASH with moderate to advanced liver fibrosis, and “resmetirom” refers to, where applicable, Rezdiffra as well as resmetirom for the treatment of indications beyond NASH with moderate to advanced liver fibrosis.
About Madrigal Pharmaceuticals, Inc.
We are a biopharmaceutical company focused on delivering novel therapeutics for nonalcoholic steatohepatitis (“NASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. NASH is expected to become the leading cause of liver transplantation in the U.S. and is already the leading cause of liver transplantation among women in the U.S. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of NASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with NASH. Rezdiffra became commercially available in the United States in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
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
Our Patient Focus. We estimate that approximately 1.5 million patients have been diagnosed with NASH in the U.S., of which approximately 525,000 have NASH with moderate to advanced fibrosis. We estimate that approximately 315,000 diagnosed patients with NASH with moderate to advanced fibrosis are under the care of specialist physicians which we are targeting during the commercial launch of Rezdiffra.
Our Clinical Development Program. We are currently conducting multiple Phase 3 clinical trials to evaluate the safety and efficacy of Rezdiffra for the treatment of NASH, including the pivotal MAESTRO-NASH biopsy study in patients with significant fibrosis, the MAESTRO-NASH Outcomes study in patients with NASH with compensated cirrhosis and the MAESTRO-NAFLD-1 OLE safety study. Positive results from the pivotal MAESTRO-NASH biopsy study were published in the New England Journal of Medicine in February 2024.
Data from the 52-week first 1,000 patient portion of MAESTRO-NASH, together with data from MAESTRO-NAFLD-1, the open-label extension of the MAESTRO-NAFLD-1 study, Phase 2 and Phase 1 data, including safety parameters, formed the basis for our successful subpart H submission to the U.S. Food & Drug Administration (“FDA”) for accelerated approval of Rezdiffra for treatment of NASH with moderate to advanced liver fibrosis.

Key Developments
On October 21, 2024, we announced that we completed enrollment in the MAESTRO-NASH OUTCOMES trial evaluating resmetirom for the treatment of patients with compensated NASH cirrhosis. MAESTRO-NASH OUTCOMES is a Phase 3, double-blind, randomized, placebo-controlled study that noninvasively measures progression to liver decompensation events. The study duration is expected to be two to three years for accrual of the required number of composite clinical outcome events.
On September 30, 2024, we announced publication of health-related quality of life results from the Phase 3 MAESTRO-NASH trial of Rezdiffra. Patients treated with Rezdiffra experienced clinically meaningful and statistically significant improvements in emotional well-being and health distress. The results were published in the journal Hepatology.
On June 6, 2024, we announced new data from the Phase 3 MAESTRO-NASH study of Rezdiffra presented at the European Association for the Study of the Liver (EASL) Congress. Our key Rezdiffra presentations at the EASL Congress included (i) a late-breaking artificial intelligence-based analysis of MAESTRO-NASH biopsy data; (ii) noninvasive test data that demonstrated durable treatment response to Rezdiffra; (iii) the first analysis of health-related quality of life data from MAESTRO-NASH; and (iv) the first analysis of Rezdiffra treatment in metabolic dysfunction and alcohol-associated liver disease (MetALD).
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
On March 14, 2024, we announced that the FDA granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with noncirrhotic nonalcoholic steatohepatitis (“NASH”) with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). On April 9, 2024, we announced U.S. availability of Rezdiffra for the treatment of patients with noncirrhotic NASH with moderate to advanced liver fibrosis.
Basis of Presentation
Product Revenue, Net
In March 2024, the FDA approved Rezdiffra for the treatment of noncirrhotic NASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra is a once-daily, oral, liver-directed, THR-ß agonist designed to target key underlying causes of NASH. Rezdiffra was launched for sale in the U.S. in April 2024.
Cost of Sales
Cost of sales includes the cost of manufacturing and distribution of inventory related to sales of Rezdiffra. We expect cost of sales to increase in the future, as manufacturing costs incurred prior to regulatory approval were expensed to research and development rather than capitalized as inventory, as approval was considered uncertain.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees, management costs, costs associated with commercial activities, costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.
We expect that our selling, general and administrative expenses will increase in the future as we expand our operating activities, continue commercialization efforts, including evaluating expansion plans, maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements. We expect these potential increases will likely include management costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and expenses associated with investor relations.
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
Results of Operations
Three Months Ended September 30, 2024 and 2023
The following table provides comparative unaudited results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2024	2023	$	%
Product revenue, net	$62,175	$—	$62,175	100%
Operating expenses:
Cost of sales	2,152	—	2,152	100%
Research and development	68,742	70,951	(2,209)	(3)%
Selling, general and administrative	107,585	27,583	80,002	290%
Interest income	(13,019)	(3,298)	9,721	295%
Interest expense	3,679	3,504	175	5%
	$(106,964)	$(98,740)	$(8,224)	8%
Revenue
We began selling Rezdiffra in April 2024. For the three months ended September 30, 2024, we recorded $62.2 million of product revenue, net.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the three months ended September 30, 2024, we recorded $2.2 million of cost of sales.

Research and Development Expenses
The following table represents our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2024	2023	$	%
Personnel and Internal Expense	$17,911	$12,926	$4,985	39%
External Expense	50,831	58,025	(7,194)	(12)%
Total	$68,742	$70,951	$(2,209)	(3)%
Our research and development expenses were $68.7 million for the three months ended September 30, 2024, compared to $71.0 million in the corresponding period in 2023. Research and development expenses decreased by $2.2 million in the 2024 period primarily due to the change in accounting for inventory costs following FDA approval of Rezdiffra in March 2024, partially offset by increases in headcount.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $107.6 million for the three months ended September 30, 2024, compared to $27.6 million in the corresponding period in 2023. Selling, general and administrative expenses increased by $80.0 million in the 2024 period due primarily to increases for commercial launch activities for Rezdiffra, including a corresponding increase in headcount, and an increase in stock compensation expense.
Interest Income
Our net interest income was $13.0 million for the three months ended September 30, 2024, compared to $3.3 million in the corresponding period in 2023. The increase in interest income was due primarily to higher principal balances and interest rates in 2024.
Interest Expense
Our interest expense was $3.7 million for the three months ended September 30, 2024, compared to $3.5 million in the corresponding period in 2023. The increase of $0.2 million was primarily the result of a higher average outstanding principal balance during the period under the Loan Facility with Hercules.

Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	$	%
Product revenue, net	$76,813	$—	$76,813	100%
Operating expenses:
Cost of sales	2,788	—	2,788	100%
Research and development	211,070	201,710	9,360	5%
Selling, general and administrative	293,834	61,610	232,224	377%
Interest income	(35,575)	(10,625)	24,950	235%
Interest expense	11,172	8,741	2,431	28%
	$(406,476)	$(261,436)	$(145,040)	55%
Revenue
We began selling Rezdiffra in April 2024. For the nine months ended September 30, 2024, we recorded $76.8 million of product revenue, net.

Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the nine months ended September 30, 2024, we recorded $2.8 million of cost of sales.
Research and Development Expenses
The following table represents our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2024	2023	$	%
Personnel and Internal Expense	$51,923	$37,836	$14,087	37%
External Expense	159,147	163,874	(4,727)	(3)%
Total	$211,070	$201,710	$9,360	5%
Our research and development expenses were $211.1 million for the nine months ended September 30, 2024, compared to $201.7 million in the corresponding period in 2023. Research and development expenses increased by $9.4 million in the 2024 period due primarily to an increase in headcount and a corresponding increase in stock compensation expense, partially offset by a reduction in external expense due to the change in accounting for inventory costs following FDA approval of Rezdiffra in March 2024.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $293.8 million for the nine months ended September 30, 2024, compared to $61.6 million in the corresponding period in 2023. Selling, general and administrative expenses increased by $232.2 million in the 2024 period due primarily to increases in commercial preparation and launch activities for Rezdiffra, including a corresponding increase in headcount, and an increase in stock compensation expense.
Interest Income
Our net interest income was $35.6 million for the nine months ended September 30, 2024, compared to $10.6 million in the corresponding period in 2023. The increase in interest income was due primarily to higher principal balances and interest rates in 2024.
Interest Expense
Our interest expense was $11.2 million for the nine months ended September 30, 2024, compared to $8.7 million in the corresponding period in 2023. The increase in interest expense was primarily the result of a higher outstanding principal balance during the period under the Loan Facility with Hercules.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through proceeds from sales of our capital stock and debt financings.
As of September 30, 2024, we had cash, cash equivalents, restricted cash, and marketable securities totaling $1,003.6 million compared to $634.1 million as of December 31, 2023, with this increase attributable to our 2024 public offering, where we received net proceeds of approximately $574.0 million in March 2024, and net proceeds of approximately $85.9 million in April 2024 as a result of the underwriters’ exercise in full of their option to purchase additional shares as part of the March 2024 offering.
While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, as well as commercialization efforts and geographic expansion activities, we believe our available cash resources are sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors, including our ability to effectively commercialize Rezdiffra. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we may need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. Additional capital, if needed, may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, it could have a material adverse effect on our business, results of operations, and financial condition. We have the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
At-the-Market Sales Agreement
In May 2023, we entered into Amendment No. 1 (the “Sales Agreement Amendment”) to our existing sales agreement (the “2021 Sales Agreement”) with Cowen, which was subsequently terminated in May 2024 when we entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement, as amended by the Sales Agreement Amendment. We are authorized to issue and sell up to $300.0 million in shares of our common stock under the 2024 Sales Agreement. We sold no shares during the three and nine months ended September 30, 2024 under either the 2021 Sales Agreement, as amended by the Sales Agreement Amendment or the 2024 Sales Agreement.
As of September 30, 2024, $300.0 million remained reserved and available for sale under the 2024 Sales Agreement and our related prospectus supplement.
Sales of our common stock, if any, under the 2024 Sales Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. We have no obligation to sell any common stock and may at any time suspend offers under the 2024 Sales Agreement or terminate the 2024 Sales Agreement pursuant to its terms.
Loan Facility
In May 2022 we entered into the $250.0 million Loan Facility (the “Loan Facility”) with Hercules Capital, Inc. (“Hercules”). Under the terms of the Loan Facility, the first $50.0 million tranche (“Tranche 1”) was drawn at closing. On February 3, 2023, we entered into the First Amendment (the “First Amendment”) to the Loan Facility (as amended, the

“Amended Loan Facility”). Under the Amended Loan Facility, $65.0 million was drawn in 2023 under the second tranche (“Tranche 2”). The third tranche (“Tranche 3”) of $75.0 million became available to us when we obtained FDA approval for Rezdiffra in March 2024. We did not draw on Tranche 3 prior to its expiration in June 2024. On August 22, 2024, we entered into the Second Amendment (the “Second Amendment”) to the Loan Facility (as amended by the First Amendment and the Second Amendment, the “Second Amended Loan Facility”). Under the Second Amended Loan Facility, our borrowing capacity available under Tranche 4 is increased to include the $75.0 million available under Tranche 3 that was not utilized by us. After such increase, our current borrowing capacity $135.0 million under Tranche 4, which is available subject to Hercules’ sole discretion.
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
The Loan Facility includes affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if we achieve certain clinical milestones and a revenue milestone, and a revenue-based covenant that may apply commencing at or after the time that financial reporting is due for the quarter ending September 30, 2024, subject to certain exceptions in the event that we maintain a specified market capitalization or an unrestricted cash balance as set forth in the Loan Facility. The Loan Facility contains event of default provisions for: our failure to make required payments or maintain compliance with covenants under the Loan Facility; our breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting us; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on us, provided that, any failure to achieve approval or certain other milestones under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of September 30, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of September 30, 2024 was 10.45%. As of September 30, 2024, we were in compliance with all loan covenants and provisions.
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

We intend to use the net proceeds from the 2024 Offering for our commercial activities in connection with the commercial launch of Rezdiffra in the U.S. and for general corporate purposes, including, without limitation, research and development expenditures, ongoing clinical trial expenditures, manufacture and supply of drug substance and drug products, potential ex-U.S. commercialization or partnering opportunities, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
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
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(351,086)	$(244,297)
Net cash used in investing activities	(226,436)	(140,397)
Net cash provided by financing activities	715,291	115,200
Net increase (decrease) in cash, cash equivalents, and restricted cash	$137,769	$(269,494)
Operating Activities
Net cash used in operating activities was $351.1 million for the nine months ended September 30, 2024, compared to $244.3 million for the corresponding period in 2023. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Investing Activities
Net cash used in investing activities was $226.4 million for the nine months ended September 30, 2024, compared to $140.4 million used in for the corresponding period in 2023. Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $781.0 million of purchases of marketable securities for our investment portfolio, partially offset by $560.9 million from sales and maturities of marketable securities. Net cash used in investing activities for the corresponding period in 2023 primarily consisted of $359.5 million of purchases of marketable securities for our investment portfolio, partially offset by $219.6 million from sales and maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $715.3 million for the nine months ended September 30, 2024, compared to $115.2 million for the corresponding period in 2023. Financing activities for the nine months ended September 30, 2024 consisted of $574.0 million of net proceeds from our March 2024 public offering, $85.9 million of net proceeds from the Underwriter’s Option in April 2024, and $57.1 million from exercises of stock options. Net cash provided by financing activities for the corresponding period in 2023 consisted primarily of $65.0 million from issuance of the Loan Facility, $26.2 million from proceeds from the exercise of common stock options and $24.5 million from sales of our common stock under the 2023 Sales Agreement.
Contractual Obligations and Commitments
In 2019, we entered into an operating lease for office space in certain premises located in West Conshohocken, PA (the “Office Lease), which was further amended by three amendments entered into from 2019 to 2022. In May 2023, we entered into the Fourth Amendment to the Office Lease (the “Fourth Lease Amendment”), which did not have a financial impact. In August 2023, we entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Fifth Lease Amendment extends the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023. In April 2024 and May 2024, we entered into the Sixth Amendment (the “Sixth Lease Amendment”) and the Seventh Amendment (the “Seventh Lease Amendment”) to the Office Lease, respectively, leasing additional office space available in the same premises under the Office Lease. The lease for such additional office space commenced in September 2024 and resulted in an incremental $1.2 million right-of-use asset and lease liability being recorded for the quarter ending September 30, 2024. In August 2024, we entered into the Eighth Amendment (the “Eighth Lease Amendment”) and in October 2024, we entered into the Ninth Amendment (the “Ninth Lease Amendment”) to the Office Lease, furthering expanding the amount of office space in the same premises. The leases for the additional office space under the Eighth and Ninth Lease Amendment did not commence as of September 30, 2024, therefore there is no impact to the financial statements during the period ending September 30, 2024.
In May 2022 we entered into the $250.0 million Loan Facility. As of September 30, 2024, we had drawn $115.0 million under the facility. We are scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2026, which period may be extended to May 3, 2027 upon the achievement of future revenue milestones, and subject to compliance with applicable covenants.
We have a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants us a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement. We received FDA approval for Rezdiffra in March 2024. A tiered single-digit royalty is payable to Roche on net sales of Rezdiffra, subject to certain reductions.
Except as noted above and the future minimum payments due on the Loan Facility with Hercules set forth in “Note 7 – Long Term Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024.
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
Effects of Inflation
We do not believe inflation has had a material effect on our business, financial condition or results of operations during three and nine months ended September 30, 2024 and September 30, 2023, respectively.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, we continued to evaluate and implement controls over revenue, trade receivables, and inventory which we determined to be a material change in our internal control over financial reporting after Rezdiffra became commercially available in the United States in April 2024. There were no other changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
We are not party to any material legal proceedings.
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “Annual Report”).
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
Successful commercialization of Rezdiffra is subject to many risks. We have never, as an organization, launched or commercialized any product other than Rezdiffra, and there is no guarantee that we will be able to successfully commercialize Rezdiffra for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We have built our commercial organization and have hired our U.S. sales force and will continue to refine and further develop our commercial infrastructure in order to successfully commercialize Rezdiffra. We expect that the initial commercial success of Rezdiffra for the treatment of NASH will depend on many factors, including the following:

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following table shows the number of shares of our common stock subject to the current Rule 10b5-1 trading arrangements of our Section 16 officers and directors in place as of October 28, 2024:

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

10.1*†
Letter Agreement, dated January 3, 2024, by and between Madrigal Pharmaceuticals, Inc. and Shannon Kelley, as amended and supplemented by the Letter Agreement, dated August 2, 2024, by and between Madrigal Pharmaceuticals, Inc. and Shannon Kelley
X

10.2†#
Loan and Security Agreement, dated May 9, 2022, as amended by the First Amendment to Loan and Security Agreement, dated February 3, 2023, and the Second Amendment to Loan and Security Agreement, dated August 22, 2024, by and among Madrigal Pharmaceuticals, Inc., Canticle Pharmaceuticals, Inc., the several banks and other financial institutions or entities from time to time party thereto and Hercules Capital, Inc.
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
# Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: October 31, 2024	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Mardi C. Dier
Mardi C. Dier
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)