Form 10-K
period 2024-12-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2025-02-26
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market, was approximately $5.1 billion. For purposes of this calculation, the registrant has assumed that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.
As of February 21, 2025, the registrant had 22,080,246 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Annual Report on Form 10-K to be filed within such 120-day period.

Unless otherwise stated, all references to “us,” “our,” “we,” “Madrigal,” the “Company” and similar designations in this Annual Report on Form 10-K refer to Madrigal Pharmaceuticals, Inc. and its consolidated subsidiaries. Madrigal Pharmaceuticals, Rezdiffra™ and associated logos are trademarks of Madrigal Pharmaceuticals, Inc. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.
Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended December 31, 2024 includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts and can be identified by terms such as “accelerate,” “achieve,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “goal,” “believes,” “estimates,” “positions,” “predictive,” “projects,” “predicts,” “intends,” “potential,” “continue,” “seeks”and similar expressions and the negatives of those terms. In particular, forward-looking statements contained in or incorporated by reference to this Annual Report include statements related to, among other things, the following:
•our ability to successfully commercialize Rezdiffra, our only approved product, in the United States for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis);
•our ability to obtain and maintain full approval for Rezdiffra from the U.S. Food and Drug Administration (the “FDA”), including our ability to successfully, or in a timely manner, report positive results from either of our outcomes trials, which is required for full approval for Rezdiffra;
•our ability to obtain and maintain regulatory approval to expand Rezdiffra's indication to a broader MASH patient population;
•the degree of market acceptance of Rezdiffra by physicians, patients, third-party payors and others in the healthcare community;
•our ability to obtain and maintain adequate reimbursement from government and third-party payors for Rezdiffra or acceptable prices for Rezdiffra;
•our ability to obtain, at all or in a timely manner, regulatory approvals for Rezdiffra in Europe;
•our ability to effectively scale our operations in Europe to successfully commercialize Rezdiffra, subject to European Commission (“EC”) approval;
•our possible or assumed future business strategies and plans (including potential ex-U.S. commercial or partnering opportunities) and potential growth opportunities;
•competition in the market and our ability to adapt to our highly competitive environment;
•our ability to acquire or in-license new products, product candidates and technologies, or the potential clinical or commercial success of acquired products, product candidates or technology;
•safety or efficacy matters related to Rezdiffra or any other future product candidate;
•anticipated timing of receipt of data from our clinical trials and the public disclosure of such data;
•our potential achievement of primary and key secondary endpoints in our ongoing clinical trials;
•estimates of the number of potential patients with MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis) or physicians identified;
•Rezdiffra's potential sector leadership;
•our ability to establish and maintain an effective commercial organization, including sales and marketing representatives;
•our ability to attract and retain qualified personnel or to effectively manage our growth;
•our ability to successfully conduct our current or any future clinical trials necessary for regulatory approval and our ability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval;
•the ability of third parties on which we rely to manufacture sufficient quantities of Rezdiffra or any other future product candidate for our commercial or clinical needs and their ability to comply with our agreements or applicable regulations;
•the timely distribution of our product;
•the regulation of the healthcare industry, including potential pricing reform, and our ability to comply with an evolving regulatory landscape;

•anticipated or estimated future results, including our future operating performance and financial position;
•estimates of our expenses and liquidity and our ability to raise additional capital as needed;
•our ability to achieve or maintain profitability;
•our ability to comply with the covenants included in our loan facility;
•our ability to delay certain research activities and related clinical expenses as necessary;
•general economic conditions in the United States, Europe and globally, including inflation, affecting us, our suppliers, third-party service providers and potential partners;
•our ability to adequately protect our intellectual property rights or prevent disclosure of our trade secrets and other proprietary information and costs associated with litigation or other proceedings related to such matters;
•our ability to comply with our obligations under such agreements related to Rezdiffra, including our license agreement with Hoffman-La-Roche (“Roche”); and
•the potential impact of cyber attacks and other security incidents on our operations or business.
We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. Although management presently believes that the expectations reflected in such forward-looking statements are reasonable, management cannot assure that such expectations will prove to be correct and you should be aware that actual results could differ materially from those contained in such forward-looking statements.
You should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Annual Report on Form 10-K and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations expressed or implied in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including, but not limited to, those described in the section titled “Risk Factors” included in this Annual Report. Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

RISK FACTORS SUMMARY
The following is a summary of the principal risk factors that make an investment in our common stock speculative or risky. Before you invest in our securities, you should read the following summary together with the more detailed description of material risks described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report and the other information contained in this Annual Report.
•We are highly dependent on the success of our only approved product, Rezdiffra. If we are unable to successfully commercialize or maintain approval for Rezdiffra, our business, financial condition, results of operations, prospects and the value of our common stock will be materially adversely affected.
•We obtained regulatory approval of Rezdiffra in the United States through an accelerated approval process, and we are subject to certain post-marketing commitments.
•The commercial success of Rezdiffra will depend on market acceptance by physicians, patients, third-party payors and others in the healthcare community.
•If we are unable to successfully further develop and maintain internal commercialization capabilities, future sales of Rezdiffra may be negatively impacted.
•We may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.
•The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment. Resulting changes in healthcare law and policy, including recently enacted changes to Medicare, could have a material adverse effect on our business and financial condition.
•Rezdiffra remains subject to ongoing regulatory review, and if we fail to comply with continuing regulations, we could lose our approval and the sale of Rezdiffra could be suspended.
•Rezdiffra could develop unexpected safety or efficacy concerns, which would likely have a material adverse effect on us.
•We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
•We may never obtain approval or commercialize Rezdiffra outside of the United States, which would limit our ability to realize its full market potential.
•Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
•If the FDA or other applicable regulatory authorities approve generic products that compete with Rezdiffra, the sales of Rezdiffra would be adversely affected.
•We currently rely on a limited number of specialty pharmacies for distribution of Rezdiffra in the United States, and the loss of one or more of these specialty pharmacies or their failure to effectively distribute Rezdiffra would materially harm our business.
•If estimates of the size of the potential market for Rezdiffra is overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue could be materially adversely affected.
•Product liability lawsuits brought against us could cause us to incur substantial liabilities and could limit commercialization of Rezdiffra or any future product candidates that we may develop.
•Pharmaceutical research and development is very expensive, time-consuming and difficult to design and implement and involves uncertain outcomes. Furthermore, the results of preclinical studies and earlier clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
•If we fail to develop and commercialize other product candidates, we may be unable to grow our business.
•Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, may be interpreted differently if additional data are disclosed and are subject to audit and verification procedures that could result in material changes in the final data.
•If clinical trials or regulatory approval processes are prolonged, delayed or suspended, we may be unable to advance the development of or commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

•If we fail to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs, we could be prevented from selling our drug candidates in foreign markets.
•We depend on enrollment of patients in our clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•We are dependent on retaining and attracting key personnel, the loss of whose services could materially adversely affect our business, financial condition, results of operations, prospects and the value of our common stock.
•We expect to continue to expand our development and commercialization capabilities, and as a result, we may encounter challenges in managing our growth, which could disrupt our operations.
•Any strategic transactions we enter into may not be clinically or commercially successful and may require financing or a significant amount of cash, which could adversely affect our business.
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
•Adverse consequences to our business could result if our manufacturing partners fail to comply with applicable regulations or our agreements or fail to maintain required approvals.
•We have a history of operating losses, expect to incur operating losses in the future and may never achieve or maintain profitability.
•We may need to raise additional capital to fund our operations, but we may not be able to access capital.
•Our Loan and Security Agreement with Hercules Capital, Inc. contains restrictive and financial covenants that may limit our operating flexibility.
•Government healthcare reform could materially increase our costs, which could materially adversely affect our business, financial condition, results of operations, prospects and the value of our common stock.
•If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional rebate requirements, penalties or other sanctions.
•If we are found to be in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty or may be suspended from participation in federal or state healthcare programs.
•Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of a license to resmetirom granted to us by Roche.
•Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•The price of our common stock has been, and may continue to be, volatile.

PART I
Item 1.    Business
Executive Overview
We are a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). In 2023, global liver disease medical societies and patient groups came together to rename the disease, with the goal of establishing an affirmative, non-stigmatizing name and diagnosis. The U.S. Food and Drug Administration (the “FDA”) considers the term NASH interchangeable with MASH. MASH is expected to become the leading cause of liver transplantation in the United States and is already the leading cause of liver transplantation among women in the United States. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first and only therapy approved by the FDA for patients with MASH and was commercially available in the United States beginning in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
The FDA's accelerated approval and Rezdiffra's approved prescribing information was supported by 52-week data from our Phase 3 MAESTRO-NASH trial in which both 100 mg and 80 mg doses of Rezdiffra demonstrated statistically significant improvement compared to placebo on (i) MASH resolution with no worsening of fibrosis and (ii) an improvement in fibrosis by at least one stage with no worsening of the nonalcoholic fatty liver disease (“NAFLD”) activity score. As part of the post-marketing commitments agreed to with the FDA, MAESTRO-NASH remains ongoing as an outcomes trial where we are generating confirmatory outcomes data to 54-months that, if positive, is expected to verify a clinical benefit and support the full approval of Rezdiffra in noncirrhotic MASH. In addition, full approval in noncirrhotic MASH could also be based on results from our Phase 3 MAESTRO-NASH OUTCOMES trial. In this trial, we are assessing progression to liver decompensation events in patients with compensated MASH cirrhosis treated with Rezdiffra versus placebo. A positive outcome in this trial is also expected to support the full approval of Rezdiffra for noncirrhotic MASH, and expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis.
2024 Highlights
We experienced a transformational year in 2024, highlighted by the following key events:
•In March 2024, we announced that the FDA granted accelerated approval of Rezdiffra in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). The FDA approved 60 mg, 80 mg and 100 mg doses. Rezdiffra became commercially available in April 2024 as the first and only approved therapy for MASH.
•In March 2024, we announced that our marketing authorization application (“MA”) for resmetirom for the treatment of MASH with liver fibrosis was validated and is under evaluation with the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”). The CHMP opinion and subsequent decision regarding the Conditional Marketing Authorization by the European Commission (“EC”) in the European Union (“EU”) is expected in mid-2025. Pending regulatory approval, we expect to launch Rezdiffra in Europe on a country-by-country basis commencing with Germany in the second half of 2025.
•Following FDA approval, we raised $659.9 million in net proceeds from an underwritten public offering. We intend to use the net proceeds from this offering for our commercial activities in connection with the launch of Rezdiffra in the United States and general corporate purposes, including, without limitation, research and development expenditures, ongoing clinical trial expenditures, manufacture and supply of drug substance and drug products, ex-U.S. commercialization or potential partnering opportunities, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
•In June 2024, we announced new data from the Phase 3 MAESTRO-NASH trial of Rezdiffra presented at the European Association for the Study of the Liver (the “EASL”) Congress. During the congress,

the EASL updated their practice guidelines to recommend Rezdiffra as a first-line therapy for MASH, subject to regulatory approval in Europe.
•In September 2024, we announced the publication of health-related quality of life results from the Phase 3 MAESTRO-NASH trial of Rezdiffra. Patients treated with Rezdiffra experienced clinically meaningful and statistically significant improvements in emotional well-being and health distress. The results were published in the journal Hepatology.
•In October 2024, the American Association for the Study of Liver Diseases (“AASLD”), a leading organization of scientists and health care professionals committed to preventing and curing liver disease, updated their practice guidance to recommend Rezdiffra as a first-line therapy for MASH and implement recommendations regarding its use for practicing clinicians.
•In October 2024, we announced that we completed enrollment in the MAESTRO-NASH OUTCOMES trial evaluating Rezdiffra for the treatment of 845 patients with compensated MASH cirrhosis. This event-driven trial is expected to deliver results in 2027. Positive results from this trial could position Rezdiffra as the only treatment for F2 to F4 MASH and the only therapy with outcomes data this decade.
•In November 2024, we presented 11 Rezdiffra and health economics research abstracts at the AASLD Liver Meeting.
Our Strategy
The critical components of our business strategy include the following:
Successfully execute on a first-in-disease launch. Rezdiffra became the first FDA-approved therapy for the treatment of MASH in March 2024 and was commercially available beginning in April 2024. We have established a full capability commercial organization, including marketing, sales and market access expertise, to support the launch of Rezdiffra in the United States. We continue to execute our launch strategy by educating healthcare providers and patients on the risks of MASH and the potential clinical benefits and appropriate use of Rezdiffra. We are also supporting the creation of care pathways for patients at physician offices, driving breadth and depth of Rezdiffra prescribers, engaging with payers to increase Rezdiffra coverage and supporting patient access to therapy. We believe Rezdiffra’s product profile as a liver-directed, once-daily, generally well-tolerated oral therapy, as well as its first-to-market position, provide meaningful points of differentiation in the MASH competitive landscape.
Deepen our commitment to MASH. We intend to maximize the value of Rezdiffra by broadening its indication. We have fully enrolled our Phase 3 MAESTRO-NASH OUTCOMES trial evaluating Rezdiffra in patients with compensated MASH cirrhosis. A positive outcome from this trial is expected to support the full approval of Rezdiffra for noncirrhotic MASH and an additional indication for Rezdiffra in patients with compensated MASH cirrhosis. We will continue to evaluate opportunities to expand Rezdiffra's label and generate new data to maintain its leadership position in the MASH treatment landscape.
Drive future growth through geographic expansion. Rezdiffra is currently under evaluation with the CHMP and has the potential to become the first therapy for patients with MASH with liver fibrosis to receive approval in Europe. The CHMP opinion and the subsequent decision regarding the Conditional Marketing Authorization by the EC in the EU are expected in mid-2025. Pending regulatory approval, we expect to directly launch Rezdiffra in Europe on a country-by-country basis, expected to commence with Germany in the second half of 2025. In anticipation of a favorable regulatory decision, we have begun establishing commercial capabilities in Europe. In addition, we may evaluate potential partnership or out-license opportunities to develop and commercialize Rezdiffra in markets outside of the United States and Europe.
Acquire rights to drug development candidates, commercial products and technologies. We plan to selectively in-license or acquire rights to programs at all stages of development and commercial products to take advantage of our drug development and commercial capabilities. With a goal of building a well‑balanced and diversified portfolio, we assess a variety of factors for potential product candidates and technologies. Our criteria for possible acquisition or in-licensing opportunities include the rationale for addressing the targeted disease, likelihood of regulatory approval, commercial viability, intellectual property protection, prospects for favorable pricing and reimbursement and competition. We intend to be opportunistic in our business development activities to achieve our long-term strategic goals.
Rezdiffra for Patients with MASH
Rezdiffra is our first and only approved product. Rezdiffra received accelerated approval on March 14, 2024 in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of MASH.
U.S. Marketing Approval of Rezdiffra
Rezdiffra was granted Breakthrough Therapy designation in April 2023, and we completed the submission of our New Drug Application (“NDA”) to the FDA in July 2023 pursuant to Section 506(c) of the Federal Food, Drug and Cosmetic Act and 21 C.F.R. Part 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) (Subpart H). Accelerated approval allows drugs that (i) are being developed to treat a serious or life-threatening disease or condition and (ii) provide a meaningful therapeutic benefit over existing treatments to be approved substantially based on an intermediate endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. The FDA granted our request for priority review of our NDA and assigned a Prescription Drug User Fee Act (“PDUFA”) date of March 14, 2024. On the PDUFA date, the FDA granted accelerated approval for Rezdiffra. The FDA's accelerated approval and Rezdiffra's approved prescribing information were supported by results from our Phase 3 MAESTRO-NASH trial and additional safety data from the Phase 3 MAESTRO-NAFLD-1 and MAESTRO-NAFLD-OLE extensions trials, each of which was 52-weeks in duration. Following 52 weeks of treatment in the MAESTRO-NASH trial, both 100 mg and 80 mg doses of Rezdiffra demonstrated statistically significant improvement compared to placebo on two primary endpoints: MASH resolution (including a reduction in the NAFLD activity score by ≥ 2 points) with no worsening of fibrosis, and an improvement in fibrosis by at least one stage with no worsening of the NAFLD activity score. See the section titled “—Clinical Trial Overview” in this Annual Report for additional information on our clinical trials for Rezdiffra.
In connection with the FDA's accelerated approval, we have agreed to certain post-marketing commitments, including completing our MAESTRO-NASH trial to demonstrate a clinical benefit of Rezdiffra on composite endpoints. Patients enrolled in the MAESTRO-NASH trial have continued on therapy after the initial 52-week treatment period for up to 54 months to accrue and measure hepatic clinical outcome events, including progression to cirrhosis on biopsy and hepatic decompensation events, as well as all-cause mortality. Positive confirmatory outcomes data from this trial is expected to verify a clinical benefit and support the full approval of Rezdiffra in noncirrhotic MASH. Separate from our commitment to complete the MAESTRO-NASH trial, we have fully enrolled our Phase 3 MAESTRO-NASH OUTCOMES trial, which is a double-blind, randomized, placebo-controlled trial that noninvasively measures progression to liver decompensation events in patients with compensated MASH cirrhosis. The primary endpoint of MAESTRO-NASH OUTCOMES is the incidence of composite liver-related outcome events. Key inclusion criteria are well-compensated MASH cirrhosis (Child-Pugh A) and presence of three metabolic risk factors (metabolic syndrome). Patients are randomized 3:1 in a blinded manner to receive 80 mg resmetirom or matching placebo, given orally once daily. We expect results from the OUTCOMES trial in 2027. Positive data from our MAESTRO-NASH OUTCOMES trial may also support the full approval of Rezdiffra in noncirrhotic MASH and support approval for patients with compensated cirrhosis, expanding the eligible patient population.
Market Opportunity for Rezdiffra in MASH
Disease Overview
MASH is a more advanced form of metabolic dysfunction-associated steatotic liver disease (“MASLD”). MASLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. MASH can progress to cirrhosis or liver failure, can require liver transplantation and can also result in liver cancer. Patients with MASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. In addition, MASH patients with moderate to advanced fibrosis (consistent with fibrosis stages F2 and F3) have a 10- to 17-times higher risk of liver-related mortality.
In addition to the accumulation of fat in the liver, MASH is characterized by inflammation and cellular damage with or without fibrosis, which may ultimately progress to cirrhosis. Within MASH cirrhosis, patients can be categorized as being compensated or decompensated. MASH with compensated cirrhosis is characterized by liver scarring or damage that reduces the ability to process blood supplied to the liver, though patients generally remain asymptomatic with normal liver function. MASH patients with compensated cirrhosis are on the cusp of negative consequences associated with end-stage liver disease including decompensation, esophageal varices, ascites, hepatic encephalopathy, liver cancer and liver failure.
Progression to cirrhosis and other late-stage complications can occur within five to ten years after an initial MASH diagnosis. MASH patients with type-2 diabetes have a heightened risk of MASH disease progression. Once the disease advances beyond MASH to such life-threatening conditions as liver cancer or liver failure, liver transplantation is the only treatment alternative. MASH is the leading cause of liver transplants for women in the United States and is expected to become the leading cause of liver transplants overall. With more advanced liver disease as a result of unaddressed MASH with fibrosis, the burden to the healthcare system in terms of healthcare resource utilization and cost increases, driven by hospitalization due to decompensated disease, treatment of hepatocellular carcinoma and liver transplants. Importantly, due to the limited availability of donor organs and the comorbidities associated with MASH, patients with MASH who are put on the transplant list are at much lower odds of actually getting transplanted relative to those with liver disease driven by other causes. As such, Rezdiffra addresses a significant unmet medical need for patients with MASH.
Commercial Strategy
We launched Rezdiffra in the United States in April 2024. Prior to receiving FDA approval, we conducted quantitative and qualitative market research studies and secondary data analytics to inform the commercial strategy for Rezdiffra. These studies and analytics evaluated the size of the market opportunity for Rezdiffra as well as physician, patient and payer perspectives on unmet needs in MASH patient care and the Rezdiffra product profile.
Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes, we estimate that approximately 1.5 million patients have been diagnosed with MASH in the United States, of which approximately 525,000 have MASH with moderate to advanced fibrosis. We estimate that approximately 315,000 diagnosed patients with MASH with moderate to advanced fibrosis are under the care of approximately 14,000 specialist prescribers which we are targeting during the commercial launch of Rezdiffra. Over time, as disease awareness improves and disease prevalence increases, we expect the number of identified MASH patients with moderate to advanced fibrosis eligible for treatment to grow.
Given that Rezdiffra is a first-in-disease launch, we continue to focus our efforts on educating healthcare providers and patients on the risks of MASH and the potential clinical benefits and appropriate use of Rezdiffra. We are also supporting the creation of care pathways for patients at physician offices, driving breadth and depth of Rezdiffra prescribers, engaging with payers to increase Rezdiffra coverage and supporting patient access to therapy.
We also expect to directly commercialize resmetirom in Europe if we receive a positive CHMP opinion and the subsequent grant of Conditional Marketing Authorization by the EC in the EU. A regulatory decision in the EU is expected in mid-year 2025. The prevalence rate of MASH in Europe is similar to that of the United States. In the event of a positive decision, we expect to launch Rezdiffra in Europe on a country-by-country basis, commencing with Germany in the second half of 2025. To support our planned launch in Europe, we have hired a Head of International and other individuals to serve in a number of other key leadership positions, established our European headquarters in Switzerland and engaged a manufacturer for the primary supply of our commercial product in Europe. We also intend to employ European sales and marketing personnel on a country-by-country basis.
Clinical Trial Overview
Set forth below is a summary of our clinical trial programs for Rezdiffra:
•The pivotal MAESTRO-NASH (moderate to advanced fibrosis) trial evaluated daily oral doses of resmetirom at 80 mg and 100 mg doses. The primary 52-week results of the MAESTRO-NASH trial supported the grant of accelerated approval by the FDA and were published in the New England Journal of Medicine in February 2024. This trial remains ongoing as part of our post-marketing commitments to the FDA. The 54-month outcomes portion of the trial is designed to generate confirmatory data that, if positive, is expected to verify a clinical benefit and support the full approval of Rezdiffra in noncirrhotic MASH.
•The MAESTRO-NAFLD-1 (Safety) trial was a 52-week trial that noninvasively evaluated the safety and tolerability of resmetirom and provided a larger safety database to support regulatory benefit-risk assessment. The primary results from the MAESTRO-NAFLD-1 trial were published in Nature Medicine in October 2023. MAESTRO-NAFLD-OLE, an open-label active treatment extension of MAESTRO-NAFLD-1, is ongoing to collect additional data in patients with noncirrhotic MASH and patients with compensated MASH cirrhosis.
•MAESTRO-NASH OUTCOMES (Compensated Cirrhosis) is ongoing to evaluate progression to liver decompensation events in patients with compensated MASH cirrhosis treated with resmetirom versus placebo. A positive outcome is expected to support the full approval of Rezdiffra for noncirrhotic MASH and expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis. This event-driven trial is expected to deliver results in 2027.

MAESTRO-NASH Trial
In December 2022, we announced topline results from the pivotal Phase 3 MAESTRO-NASH biopsy trial of resmetirom and the primary results were published in the New England Journal of Medicine in February 2024. Resmetirom achieved both primary endpoints with both daily oral doses, 80 mg and 100 mg, relative to placebo.
Patients meeting eligibility requirements for MAESTRO-NASH were randomized 1:1:1 to receive resmetirom 80 mg, resmetirom 100 mg or placebo taken orally once daily. Baseline liver biopsy fibrosis scores included F3 (~60%), F2 (~35%), F1B (~5%) (primary analysis population) with 84% with nonalcoholic fatty liver disease activity score (“NAS”) of ≥5.
A second biopsy was conducted after 52 weeks of treatment for assessment of the dual primary endpoints. The primary efficacy analysis assessed histological response at 52 weeks in 955 patients with biopsy-confirmed MASH with significant fibrosis (modified intent-to-treat (mITT) population) that excluded 11 intent-to-treat patients who had their Week 52 biopsy after Week 60 due to COVID-related reasons per regulatory guidelines. Patients without a second biopsy due to early trial discontinuation or missing liver biopsy (approximately 17% across treatment arms) were included and considered as non-responders in the primary efficacy analyses (mITT). The compliance to treatment was high and minimally impacted by COVID-19 pandemic restrictions.
Dual Primary Endpoints (52 Weeks) and Key Secondary Endpoint (24 weeks)

Primary Endpoint	Resmetirom 80 mg (n=316)	p-value	Resmetirom 100 mg (n=321)	p-value	Placebo (n=318)
MASH resolution (ballooning 0, inflammation 0,1 with ≥2-point reduction in NAS) and no worsening of fibrosis	25.9	<0.001	29.9	<0.001	9.7
≥1-stage improvement in fibrosis with no worsening of NAS	24.2	<0.001	25.9	<0.001	14.2
Key Secondary Endpoint
LDL-C lowering (24 weeks)	-13.6	<0.001	-16.3	<0.001	0.1
All biopsies were read independently by two central pathologists. Each pathologist’s scores showed a similar statistically significant magnitude of response at both doses for both liver biopsy endpoints. Biopsy endpoints were achieved independent of baseline fibrosis stage or diabetes status, including similar statistical significance and magnitude of effect at both doses in subgroups of F2, F3 and F2/F3 patients. Other secondary liver biopsy endpoints that were achieved at both doses include ≥2 point reduction in NAS with no worsening of fibrosis, ≥2 point reduction in NAS with ≥1-stage improvement in fibrosis, MASH resolution (with ≥2 point reduction in NAS) with ≥1-stage improvement in fibrosis and a 2-stage reduction in fibrosis without worsening of NAS.
Multiple secondary endpoints were achieved, including statistically significant reduction from baseline in liver enzymes (Alanine aminotransferase (“ALT”), aspartate aminotransferase (“AST”) and gamma-glutamyl transferase (“GGT”)). Reductions in atherogenic lipids and lipoproteins, fibrosis biomarkers and imaging tests (magnetic resonance imaging proton density fat-fraction (“MRI-PDFF”), controlled attenuation parameter (“CAP”) and liver stiffness measures) were observed in resmetirom treatment arms as compared with placebo. MAESTRO-NASH included many biomarker and imaging assessments that may be used in real world clinical practice to identify appropriate patients for treatment and monitor response to resmetirom.
Safety
The frequency of serious adverse events (SAEs) was similar across treatment arms in the MAESTRO-NASH trial: 11%, 13% and 12% for the 80 mg, 100 mg and placebo groups, respectively. The rate of trial discontinuation for adverse events over the entire treatment period was low: 2.8%, 7.7% and 3.4 % for the 80 mg, 100 mg and placebo groups, respectively. SAEs occurred at expected rates based on the patient population.
Consistent with previous Phase 2 and Phase 3 data, the most common adverse events (“AEs”) reported with greater frequency in the resmetirom groups versus placebo were an excess of generally mild and transient diarrhea at the beginning of therapy, in 27%, 33% and 16% of subjects in the 80 mg, 100 mg and placebo groups, respectively, and generally mild nausea that occurred at rates of 22%, 19% and 13% of subjects in the 80 mg, 100 mg and placebo groups, respectively. Approximately 50% of the diarrhea AEs were described as “worsening of preexisting diarrhea” or “intermittent/loose stool(s)”; no episodes of severe diarrhea were reported. The median duration of diarrhea was approximately 15to 20 days, independent of resmetirom dose.

Trial data indicated resmetirom treatment had no effect on heart rate or body weight and was not associated with arrhythmias. Blood pressure appeared slightly reduced among resmetirom-treated patients. Sex hormones were unchanged from baseline. Independent of thyroxine replacement status, resmetirom treatment reduced prohormone T4, as reflected by free thyroxine (FT4), by approximately 16% to 19% with no effect on thyroid-stimulating hormone (TSH) or the active thyroid hormone, free triiodothyronine (FT3). Relative to placebo, resmetirom treated patients did not show increases in fractures or fracture risk scores.
MAESTRO-NASH is an ongoing blinded Phase 3 clinical trial, and enrolled patients continue on therapy after the Week 52 liver biopsy for up to a total of 54 months to accrue and measure hepatic clinical outcome events, including progression to cirrhosis on biopsy and hepatic decompensation events, as well as all-cause mortality. The outcomes portion of the MAESTRO-NASH trial is designed to generate confirmatory data that, if positive, is expected to verify a clinical benefit and support the full approval of Rezdiffra in noncirrhotic MASH.
MAESTRO-NAFLD-1 Trial
In January 2022, we announced topline results from the Phase 3 MAESTRO-NAFLD-1 safety trial of resmetirom. The MAESTRO-NAFLD-1 trial was published in Nature Medicine in November 2023. We reported that resmetirom demonstrated statistical significance for primary and key secondary endpoints summarized below from the double-blind placebo-controlled 969-patient portion of the trial. These endpoints indicated that resmetirom (1) was well-tolerated at 80 and 100 mg in patients treated for 52 weeks, (2) provided significant and clinically relevant reductions in liver fat as measured by MRI-PDFF and (3) significantly reduced atherogenic lipids, including low-density lipoprotein cholesterol (“LDLc”), apolipoprotein B and triglycerides.
A total of 972 patients were randomized in the double-blind arms of the MAESTRO-NAFLD-1 trial: 969 patients were included in the safety population and 943 patients were included in a modified ITT population for evaluation of key secondary and other endpoints. Important inclusion criteria included the presence of three risk factors of metabolic syndrome, a level of liver fibrosis (measured by FibroScan) consistent with a range of stages of liver fibrosis and >=8% liver fat (measured by MRI-PDFF).
AEs observed in the MAESTRO-NAFLD-1 trial were generally mild to moderate in severity. The frequency of SAEs was similar across treatment arms and discontinuation for AEs was low.
Consistent with published data, the most common AE reported with greater frequency in the resmetirom groups as compared to the placebo was generally mild diarrhea or increased stool frequency at the beginning of therapy, which occurred in 9% and approximately 17% over the placebo rate in the 80 mg and 100 mg dose groups, respectively.
The following hierarchically-controlled key secondary endpoints were reported for both the 80 mg and 100 mg resmetirom dose groups. Resmetirom provided significant reductions in liver fat as measured by MRI-PDFF and reduced atherogenic lipids, including LDLc, apolipoprotein B and triglycerides. Open-label arm data is reported in the far-left column below and double-blind arm data are reported in the remaining columns below. Although both arms were randomized in MAESTRO-NAFLD-1, lipid reductions were numerically greater in the 100 mg open label treatment arm compared to the 100 mg double-blind arm, and we believe this is due to greater visit and dose interruptions experienced by open-label arm patients during the height of the COVID-19 pandemic, as patients in the open-label active 100 mg treatment arm were less impacted by COVID-related dose interruptions than double-blind patients.

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
LDLc (low-density lipoprotein cholesterol); CFB (change from baseline); SE (standard error); APoB (Apolipoprotein B); MRI-PDFF (magnetic resonance imaging proton density fat-fraction); PDFF (proton density fat-fraction); CI (confidence interval); OL (open label non-cirrhotic arm randomized concurrently with double-blind arms)

The MAESTRO-NAFLD-1 trial also included an open label active treatment arm with 180 patients with compensated MASH cirrhosis. Data following 52 weeks of treatment with 80 or 100 mg of resmetirom daily showed improved liver chemistry tests, a reduction in vibration-controlled transient elastography ("VCTE") in a responder analysis and a statistically significant reduction in liver volume by an average of approximately 20%. In addition, following two years of treatment with Rezdiffra, 101 patients from this cohort achieved a mean 6.7 kPa (kilopascals) reduction in liver stiffness, and 51% of patients achieved a ≥25% reduction in liver stiffness, each as measured by VCTE. These data from this open label active treatment arm continue to support the rationale for our MAESTRO-NASH OUTCOMES trial evaluating Rezdiffra in patients with compensated MASH cirrhosis.
MAESTRO-NASH OUTCOMES Trial
In October 2024, we announced that we completed enrollment of MAESTRO-NASH OUTCOMES, a Phase 3, double-blind, randomized, placebo-controlled trial that will noninvasively measure progression to liver decompensation events in 845 patients with compensated MASH cirrhosis, exceeding our initial enrollment target.
The primary endpoint of MAESTRO-NASH OUTCOMES is the incidence of composite liver-related outcome events, including all-cause mortality, liver transplant, hepatic decompensation (ascites, hepatic encephalopathy, gastroesophageal variceal hemorrhage) and confirmed increase of Model for End-Stage Liver Disease (MELD) score from <12 to ≥15 due to progression of MASH cirrhosis. Key inclusion criteria are well-compensated MASH cirrhosis (Child-Pugh A) and presence of three metabolic risk factors (metabolic syndrome). Patients will be randomized 3:1 in a blinded manner to receive 80 mg resmetirom or matching placebo, given orally once daily. We expect results from this event-driven trial in 2027.
A positive outcome is expected to support the full approval of Rezdiffra for noncirrhotic MASH, potentially accelerating the timeline to full approval. In addition, this trial has the potential to support approval of an additional indication for Rezdiffra in patients with compensated MASH cirrhosis.
Collaborations
VIA Pharmaceuticals, Inc. (“VIA”) entered into a research, development and commercialization agreement (the “Roche Agreement”) with Hoffmann-La Roche (“Roche”), on December 18, 2008. We subsequently assumed all of VIA’s rights in, to and under, and all of VIA’s obligations under, the Roche Agreement pursuant to an asset purchase agreement, dated September 14, 2011. Pursuant to the terms of the Roche Agreement, we, as successor-in-interest to VIA, assumed control of all development and commercialization of resmetirom and hold exclusive worldwide rights for all potential indications. Under the Roche Agreement, Roche exclusively licensed certain patent rights and know-how relating to resmetirom in exchange for consideration consisting of an upfront payment, milestone payments and single-digit royalty payments based on net sales of Rezdiffra and any derivative products of resmetirom, subject to certain reductions. In 2011, we commenced Phase 1 clinical trials and subsequently paid Roche a related milestone payment. In October 2016, we commenced a Phase 2 clinical trial in MASH and subsequently paid Roche a related milestone payment. In 2019, we commenced a Phase 3 clinical trial in MASH and subsequently paid Roche a $2.0 million related milestone payment. In March 2024, we received FDA approval of Rezdiffra and subsequently paid Roche a $5.0 million related milestone payment. The remaining milestone payment obligation under the Roche Agreement is $3.0 million and is tied to regulatory approval in a major market country in Europe for resmetirom or any derivative product.
Pursuant to the Roche Agreement, we must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing resmetirom. If we determine not to pursue the development or commercialization of resmetirom in certain jurisdictions, Roche may terminate the license for such territories. The Roche Agreement will expire, unless earlier terminated pursuant to other provisions of the Roche Agreement, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing resmetirom or (ii) ten years after the first sale of a product containing resmetirom.
Competition
The development and commercialization of new drugs in MASH is highly competitive. We will face competition with respect to all product candidates we have developed or may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key factors affecting the success of an approved product will generally be such product's efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs.
Our potential competitors include companies with substantially greater financial, technical and personnel resources than us. In addition, our competitors may have significantly greater research, development, manufacturing and commercial infrastructures. Our ability to compete successfully will depend largely on our ability to leverage our collective experience in drug development and commercialization to:

•develop medicines that are differentiated from other products in the market;
•obtain patent or proprietary protection for our products and technologies;
•obtain required regulatory approvals;
•commercialize our drugs, if approved; and
•attract and retain high-quality research, development and commercial personnel.

While Rezdiffra is currently the only FDA-approved drug for the treatment of MASH, there are more than 150 drugs in development for MASH by companies ranging in size from small biotech companies to large pharma organizations. Investigational candidates include, among others, thyroid hormone receptor beta agonists, peroxisome proliferator-activated receptor agonists (PPAR) glucagon-like peptide 1 (GLP-1) agonists, dual GLP-1/glucose-dependent insulinotropic polypeptide (GIP) agonists, fatty acid synthase (FASN) inhibitors, fibroblast growth factor 21 (FGF-21) stimulators, farnesoid X receptor (FXR) agonists, acetyl-CoA carboxylase (ACC) inhibitors and dual GLP-1/glucagon receptor agonists. Companies conducting Phase 3 trials include Novo Nordisk A/S, Inventiva S.A., Akero Therapeutics, Inc., 89bio Inc. and Boehringer Ingelheim International GmbH. Novo Nordisk plans to submit approval filings for their GLP-1 agonist for the treatment of MASH in the United States and Europe in the first half of 2025. In addition, there are 60 investigational therapies being evaluated in Phase 2 clinical trials in MASH.
We believe that Rezdiffra’s product profile and first-to-market advantage provide meaningful points of differentiation in the MASH competitive landscape. In addition, we believe positive results from the Phase 3 MAESTRO-NASH OUTCOMES trial could position Rezdiffra as the first medication to receive approval in both MASH with moderate to advanced fibrosis (consistent with stages F2 to F3 fibrosis) and MASH with compensated cirrhosis (consistent with stage F4c fibrosis). See the section titled “Risk Factors—Risks Related to the Commercialization and Continued Approval of Rezdiffra—We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.” in this Annual Report for additional discussion of the competitive risks we face.
Research and Development
Since our inception, we have focused significant resources on our research and development activities. Costs incurred in performing research and development activities include internal costs (including cash compensation and stock-based compensation); costs for clinical trial consultants, contract research organizations, clinical sites and other external services; clinical drug manufacturing and supply costs; milestone payments under licensing agreements; other costs of conducting trials including the costs of materials and supplies; the costs associated with seeking regulatory approval and other costs associated with our preclinical and clinical programs. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Annual Report for a discussion of our research and development expenses incurred during the last three fiscal years.
Manufacturing, Supply and Distribution
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party contract manufacturers (“CMOs”) for all required starting materials, active pharmaceutical ingredients (“API”) and finished product for the manufacture of any product candidates that we may develop for larger-scale preclinical and clinical testing, as well as for commercial quantities of Rezdiffra and any future drug candidates that may be approved.
In December 2024, we entered into a Resmetirom Commercial Supply Agreement (the “Evonik Supply Agreement”) with Evonik Corporation (“Evonik”). Pursuant to the Evonik Supply Agreement, Evonik has agreed to manufacture and supply resmetirom, the API in Rezdiffra, in commercial quantities. We have agreed to provide Evonik with a forecast of our purchases on a rolling basis. Under the Evonik Agreement, our purchase price for supply of resmetirom is based on the volume of material subject to a purchase order. The initial term of the Evonik Agreement will expire on December 31, 2029 and will be automatically renewed for successive two year periods, unless terminated in accordance with the terms of the Evonik Agreement. In addition, in August 2023, we entered into a Commercial Supply Agreement (the “UPM Supply Agreement”) with UPM Pharmaceuticals, Inc. (“UPM”) for the primary commercial supply of Rezdiffra tablets in the United States. Pursuant to the UPM Supply Agreement, we must purchase a specified percentage of our annual requirements for Rezdiffra from UPM at volume-driven prices. The initial term of the UPM Agreement will expire in April 2032 and will be automatically renewed for two year periods unless terminated in accordance with the terms of the UPM Agreement. We have also entered into a supply agreement with a German-based manufacturer for the primary commercial supply of Rezdiffra tablets in Europe, pending EC approval, and to serve as a secondary commercial supplier for the U.S. market. All of our CMO partners have extensive technical expertise, GMP experience and experience manufacturing our specific technology. We believe our supply arrangements are satisfactory for our current operations.
Rezdiffra is distributed in the United States through a network of specialty pharmacy providers that deliver Rezdiffra to patients. We may expand our distribution network in the future.
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
Our success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our current product and future product candidates, technology and know-how, our ability to freely operate without infringing on the proprietary rights of others and our ability to establish proprietary rights and prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, and maintaining the confidentiality of inventions and improvements that are material to the development of our business.
As of December 31, 2024, we own or co-own eight United States issued patents and 103 foreign issued patents, 16 United States pending patent applications and 98 foreign pending patent applications and one international patent application filed under the Patent Cooperation Treaty. Each of these patents and patent applications is directed to resmetirom, including composition-of-matter, certain polymorph forms, methods of making resmetirom, the use of resmetirom in the treatment of key disease indications or other THR-β analogs and uses thereof. Our current patent portfolio covers the United States and certain other jurisdictions worldwide. The international patent application can be used as the basis for multiple additional patent applications worldwide. In addition, pursuant to the Roche Agreement, Roche granted us an exclusive license to certain United States and foreign patents and patent applications owned by Roche and Roche know-how relating to resmetirom. The Roche Agreement imposes various diligence, milestone payment, royalty payment, insurance, indemnification, and other obligations on us.
Issued patents directed to resmetirom have statutory expiration dates between 2026 and 2038, excluding any patent term extensions or equivalents thereof that might be available following the grant of marketing authorizations. We have pending patent applications directed to resmetirom that, if issued, would be expected to expire in the United States and in countries outside of the United States in 2044, excluding any patent term adjustment that might be available following the grant of the patent. We have a pending patent application for other THR-β analogs that, if issued, would be expected to expire in the United States and in countries outside of the United States in 2043, excluding any patent term adjustment that might be available following the grant of such patent.
Our trademarks are protected under the common law or by registration in the United States and other countries. We seek to protect our proprietary processes, in part, by confidentiality agreements and invention assignment agreements with our personnel, including consultants and commercial partners. These agreements are designed to protect our proprietary information.
See the section titled “Risk Factors—Risks Related to our Intellectual Property” in this Annual Report for a discussion of the risks associated with our intellectual property.
Government Regulation
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, monitoring and reporting, promotion, advertising, distribution, marketing and export and import of drug products such as those we are developing. A new drug must be approved by the FDA through the new drug application (“NDA”) process before it may be legally marketed in the United States and must be approved by foreign regulatory authorities via various analogous procedures before it can be marketed in the applicable country. The animal and other non-clinical data and the results of human clinical trials performed under an Investigational New Drug application (“IND”) and under similar foreign applications will become part of the NDA.
United States Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters and other types of enforcement-related letters, requesting product recalls, product seizures, changes to the conditions surrounding marketing approval such as labeling changes or changes to a Risk Evaluation and Mitigations Strategies (“REMS”) program, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement of profits or civil or criminal investigations and penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies, some in accordance with the FDA’s current Good Laboratory Practices (“GLP”), the Animal Welfare Act administered and enforced by the United States Department of Agriculture and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an institutional review board (“IRB”) before each clinical trial may be initiated at each clinical site;
•performance of adequate and well-controlled human clinical trials under protocols submitted to the FDA and reviewed and approved by each IRB, conducted in accordance with federal regulations and according to Good Clinical Practices (“GCP”) to establish the safety and efficacy of the proposed drug for its intended use;
•preparation and submission to the FDA of an NDA (and the FDA’s acceptance for filing of the NDA);
•completion of registration batches and validation of the manufacturing process to show ability to consistently produce quality batches of product;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCP and the integrity of the clinical data;
•payment of user fees and procurement of FDA approval of the NDA;
•FDA review and approval of the NDA; and
•compliance with any post-approval requirements, including, as applicable, REMS and post-approval trials required by the FDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the initial safety and quality profile of the product. Animal studies must be performed in compliance with federal regulations and requirements, including, as applicable, GLP and the Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If during this 30-day period the FDA does not raise any concerns or issues that must be addressed prior to the commencement of clinical trials or does not impose a clinical hold, the IND becomes effective 30 days following the FDA’s receipt of the IND and the clinical trial proposed in the IND may begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance, or other reasons.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually. In addition, timely safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol, or animal test results that suggest a significant risk to human subjects. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the consent form that must be provided to each trial subject or his or her legal representative, monitor the trial until completed and otherwise comply with IRB regulations. Foreign trials conducted under an IND must meet the same requirements that apply to trials being conducted in the United States. Data from a foreign trial not conducted under an IND may be submitted in support of an NDA if the trial was conducted in accordance with GCP and the FDA is able to validate the data.
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
•Phase 2: This phase involves trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3: This phase involves trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product approval and product labeling. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the product candidate, although a single Phase 3 clinical trial with other confirmatory evidence may be sufficient in certain instances.

The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are also monitored by an independent group of qualified experts organized by the trial sponsor. These groups are often referred to as data monitoring committees. This group typically provides recommendations to the trial sponsor for whether or not a trial may move forward at designated check points. These decisions are based on the data monitoring committee’s independent review of data from the ongoing trial. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. Further, success in either preclinical studies or early-stage clinical trials does not assure success in later-stage clinical trials. In general, sponsors of most interventional clinical trials that are not Phase 1, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health, which are publicly available at http://clinicaltrials.gov. Sponsors are generally also obligated to disclose the results of these clinical trials after completion. Competitors and others may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.
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
United States Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product for a specific indication. The submission of an NDA is subject to the payment of user fees under the Prescription Drug User Fee Act, as amended (“PDUFA”) ; a waiver of such fees may be obtained under certain limited circumstances. The sponsor under an approved NDA is also subject to annual program user fees. Program fees are assessed for each approved prescription drug product identified in an approved application, with up to five program fees per application. These fees are typically modified annually. The FDA conducts a preliminary review of a submitted NDA within 60 days from receipt to ensure that the application is sufficiently complete for substantive review before it accepts the application for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA’s PDUFA performance goals generally provide for action on an NDA within 10 months of the 60-day filing date. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to within 6 months of the 60-day filing date for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. In addition, the FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal trials to ensure data integrity and compliance with applicable GCP requirements. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
At the end of the review period, the FDA may issue an approval letter following satisfactory completion of all aspects of the review process, or the FDA may issue a complete response letter (“CRL”), which generally outlines the deficiencies in the submission and may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. If and when deficiencies outlined in a CRL have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA may issue an approval letter. The FDA’s PDUFA review goal is to review such resubmissions within two or six months of receipt, depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and deny approval of a resubmitted NDA.
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
Further, on December 29, 2022, Congress enacted the Consolidated Appropriations Act of 2023, which included the Food and Drug Omnibus Reform Act (“FDORA”). Under FDORA, the FDA must specify the conditions for any post-approval trials by the date of the accelerated approval and the agency has flexibility in setting forth such conditions, which may include enrollment targets, clinical trial protocol and milestones – including the target date of trial completion. The FDA may also require, as appropriate, that certain post-approval trials be underway prior to accelerated approval or within a specified time from the date of approval. Accelerated approval sponsors must submit progress reports every six months on required post-approval trials.
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
The Food and Drug Administration Safety and Innovation Act (“FDASIA”) which was enacted in 2012, made permanent the Pediatric Research Equity Act (“PREA”), which requires a sponsor to conduct pediatric studies for most drug applications and supplements to applications, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, such original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product has been assessed to be safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA may send a non-compliance letter to any sponsor that fails to submit the required assessment, maintain a current deferral or submit a request for approval of a pediatric formulation.
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
The Hatch-Waxman Act also provides periods of regulatory exclusivity for products that would serve as a reference listed drug (“RLD”) for an abbreviated new drug application (“ANDA”) or application submitted under section 505(b)(2) of the FDCA, or 505(b)(2) application. If a product is a new chemical entity (“NCE”)—generally meaning that the active moiety has never before been approved in any drug—there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a “Paragraph IV” certification.
A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA or supplement to an approved NDA contains new clinical data (other than bioavailability studies), derived from trials conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2)

application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.
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
Pediatric exclusivity is another type of marketing exclusivity available in the United States. The FDASIA made permanent the Best Pharmaceuticals for Children Act (“BPCA”), which provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA (“Written Request”). If the Written Request does not include trials in neonates, the FDA is required to include its rationale for not requesting those trials. The FDA may request trials on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described trials.
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
Post-Approval Requirements
Once an approval is granted, products are subject to continuing regulation by the FDA. The FDA may withdraw the approval if, among other things, compliance with regulatory standards is not maintained or if safety or efficacy problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on product marketing or even withdrawal of approval for the product application. If new safety issues are identified following approval, the FDA may require the NDA sponsor to take certain measures, such as revising the approved labeling to reflect the new safety information, conducting post-market studies or clinical trials to assess the new safety information, and/or implementing or changing a REMS program to mitigate newly-identified risks. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.
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
Foreign Regulation
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under the EU regulatory systems, a company may submit an MAA either under the centralized procedure or one of the national procedures, depending on the type of product. The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid throughout the EU and in the additional countries of the European Economic Area (Iceland, Lichtenstein and Norway) (“EEA”). The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes; advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue engineered products); medicinal products containing new active substances for specific indications such as the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and other immune dysfunctions; and designated orphan medicines. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure, an MAA is submitted to the EMA where it will be evaluated by the CHMP. The CHMP is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the EC, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period, unless the EC decides, on justified grounds relating to pharmacovigilance (e.g. exposure of an insufficient number of patients to the medicinal product concerned), to mandate one additional five-year renewal.
There are also two other possible routes to authorize products for therapeutic indications in several countries in the EU, which are available for products that fall outside the scope of the centralized procedure:
•Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU Member State for a medicinal product that has not yet been authorized in any EU Member State and that does not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this,

additional marketing authorizations can be sought from other EU Member States in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.
In both cases, as with the centralized procedure, the competent authorities of the EU Member States assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy before granting the marketing authorization.
When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Regulation (EU) No 536/2014 (“EU CTR”). The EU CTR requires, among other things, that the prior authorization of an ethics committee and the submission and approval of a clinical trial authorization application be obtained in each applicable EU Member State before commencing a clinical trial in that EU Member State. The EU CTR replaced the previous EU Clinical Trials Directive and aims to simplify and streamline the approval of clinical trials in the EU. For example, the EU CTR implements a coordinated procedure for authorization of clinical trials (through a centralized EU portal known as the Clinical Trials Information System) that is similar to the mutual recognition procedure for marketing authorization of medicinal products, and includes obligations on sponsors to publish clinical trial results.
As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic or biosimilar product. For example, in the EU, if any of our products receive marketing approval in the EU, we expect that we will benefit from eight years of data exclusivity and an additional two years of marketing exclusivity. An additional one-year extension of marketing exclusivity is possible if during the data exclusivity period we obtain an authorization for one or more new therapeutic indications that is deemed to bring a significant clinical benefit compared to existing therapies for the indication. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents biosimilars or generics from referencing the pharmacological, toxicological and clinical data contained in the dossier of the reference product when applying for a generic marketing authorization for a period of eight years. After eight years, a biosimilar or generic MAA may be submitted and the sponsoring companies may rely on the data for the reference product. However, even with a market authorization a biosimilar or generic medicine cannot launch in the EU until two years after the data exclusivity expires (or a total of ten years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of eleven years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight year data exclusivity period.
If a marketing authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization trials and additional monitoring obligations.
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•The marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of products and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians or other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the United Kingdom (“UK”). Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians or other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
The aforementioned EU rules are generally applicable in the EEA.
The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The EC has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the EC’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.
The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland protocol, following the UK leaving the EU, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only,” indicating they are not for sale in the EU.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new UK marketing authorization.
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
Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 and subsequence legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, former President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
 Further, on May 30, 2018, the Right to Try Act was signed into law. The Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2031 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers (“PBMs”) can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current United States presidential administration and may be amended or repealed. Further, on December 31, 2020, the Centers for Medicare & Medicaid Services (“CMS”) published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug (“Accumulator Rule”). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current United States presidential administration may reverse or otherwise change these measures. Both the current United States presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
Federal and state legislatures and health agencies may continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our marketed products. In addition, an emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing.
There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. At the federal level, President Trump reversed some of former President Biden’s executive orders, including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including by requiring pharmaceutical manufacturers to report to state agencies when they introduce new drugs to market with prices over a certain threshold, or when they increase the price of a drug over a certain threshold. If healthcare policies or reforms intended to curb healthcare costs are adopted, the prices that we charge for any approved product may be limited, our commercial opportunity may be limited and/or our revenues from sales of our product and any future products, if approved, may be negatively impacted.
It is possible that the above-mentioned measures, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of additional cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our approved product or products. We cannot be sure whether additional legislative changes will be enacted in the United States or outside of the United States, or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on our product candidates, if any, may be.
Other Healthcare Laws
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency and patient data privacy and security laws and regulations, including but not limited to those described below.

•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for, or the purchase order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
•The federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibit individuals or entities from, among other things, knowingly presenting or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies. The government may also assert that a claim including items or services resulting from a violation of the federal Anti-Kickback statute constitutes a false or fraudulent claim under federal civil monetary penalties laws;
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing a scheme or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to drug pricing and payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in some circumstances. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.
In addition, pharmaceutical manufacturers may also be subject to federal and state consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.
The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
 In the United States, to help patients afford our approved product, we may use programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (the “OIG”) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business and financial condition.
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of foundation support for our patients who need assistance.
The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.
Pharmaceutical Price Reporting
A number of government pricing programs create certain price reporting obligations. Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions.
The ACA (addressed further above in the section titled “—U.S. Healthcare Reform”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula.
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
Human Capital
As of December 31, 2024, we had 528 full-time employees, including 136 engaged in research, development and medical affairs, 312 in commercial activities and 80 in general and administrative functions. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We expect our headcount to increase in 2025 in anticipation of continuing our U.S. infrastructure growth and expanding our commercial activities in Europe, pending approval of Rezdiffra by the EC. We also retain consultants on an as-needed basis. We believe that our future success will be shaped by our continued ability to attract and retain highly skilled employees. We provide our employees with a competitive total rewards package inclusive of salaries, bonuses and equity ownership. We also provide robust benefits designed to promote well-being across all aspects of their lives, including health care, disability, retirement investment options and paid time off. In addition, we believe that continued growth and development are essential to the professional well-being of our team. As our organization and capabilities grow, we aim to ensure that we provide our team members with the guidance and resources they need to develop as professionals and to support our business.
As a growing global commercial-stage biopharmaceutical company, we value our workforce and believe it contributes to our long-term success and ability to execute our objectives of delivering innovative therapies to patients in need. Our team is unified by four core values—focus on the patient, having an owner mindset, the relentless pursuit of innovation and commitment to collaboration. We strive to ensure that these core values guide our employee-related endeavors, including our onboarding initiatives, continuous feedback process and recognition program.
General Information
We were incorporated in Delaware in March 2000. Our principal executive offices are located at 200 Barr Harbor Drive, Suite 200, West Conshohocken, PA 19428. Our internet website address is www.madrigalpharma.com. No portion of our website is incorporated by reference into this Annual Report.
We advise you to read this Annual Report in conjunction with other reports and documents that we file from time to time with the U.S. Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2025 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this Annual Report directly from us or from the SEC at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
We have adopted a Corporate Code of Conduct and Ethics and written charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of the foregoing is available on our website at www.madrigalpharma.com under “Investors & Media—Corporate Governance.” In accordance with SEC rules, we intend to disclose any amendment (other than any technical, administrative or other non-substantive amendment) to the above code, or any waiver of any provision thereof with respect to any of our executive officers, on our website within four business days following such amendment or waiver. In addition, we may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors & Media” section.

Item 1A.    Risk Factors
You should carefully consider the risks described below, together with all of the other information included in or incorporated by reference into this Annual Report and in other documents we file with the SEC, before making an investment decision. The risks and uncertainties described below are not intended to be exhaustive and are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are material to an investor may also harm our business, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. If any of the events, contingencies, circumstances or conditions described in the following risk factors actually occur, our business, financial condition or our results of operations could be materially and adversely affected, which may cause the trading price of our common stock to decline and you may lose part or all of the value of any of our shares that you hold.
Risks Related to the Commercialization and Continued Approval of Rezdiffra
Our prospects are highly dependent on the success of our only approved product, Rezdiffra, which was approved in the United States under the Subpart H accelerated approval pathway for new drugs for serious or life-threatening illnesses. If we are unable to successfully commercialize or maintain approval for Rezdiffra, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
In March 2024, the FDA granted accelerated approval for Rezdiffra in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). We have invested, and continue to invest, significant efforts and financial resources in the launch of Rezdiffra. We have never, as an organization, launched or commercialized any other product, and there is no guarantee that we will be able to successfully commercialize Rezdiffra. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We believe that the commercial success of Rezdiffra depends on many factors, including the following:
•our ability to effectively educate healthcare providers and patients on the risks of MASH and the potential clinical benefits of Rezdiffra, the first FDA-approved treatment in MASH;
•the efficacy, cost, approved use, and side-effect profile of Rezdiffra relative to competitive treatment regimens for the treatment of MASH;
•Rezdiffra may compete with the off-label use of currently marketed products and other therapies in development that may in the future obtain approval for MASH;
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

While we believe that Rezdiffra has a commercially competitive profile, we cannot accurately predict the amount of time needed to attain a commercially successful profile or the amount of revenue that would be generated from the sale of Rezdiffra. If we do not effectively commercialize Rezdiffra, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share or other indicators of market acceptance of Rezdiffra do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.
We obtained regulatory approval of Rezdiffra through the Subpart H accelerated approval pathway, and full approval will be contingent on successful completion of a confirmatory post-marketing trial. Failure to obtain full approval or otherwise meet our post-marketing requirements and commitments would have a material adverse effect on our business.
The FDA approved Rezdiffra under the accelerated approval pathway for new drugs for serious or life-threatening illnesses and was supported by 52-week data from the Phase 3 MAESTRO-NASH trial, which achieved both primary endpoints—MASH resolution with no worsening of fibrosis and an improvement in fibrosis by at least one stage with no worsening of the NAFLD activity score. In connection with the FDA's accelerated approval, we have agreed to certain post-marketing commitments, including completing our MAESTRO-NASH trial to demonstrate a clinical benefit of Rezdiffra on composite endpoints. Our MAESTRO-NASH trial is ongoing as a 54-month outcomes trial designed to generate confirmatory outcomes data that, if positive, is expected to verify a clinical benefit and support the full approval of Rezdiffra. Additionally, full approval could also be based on results from our MAESTRO-NASH OUTCOMES trial that will noninvasively measure progression to liver decompensation events in patients with compensated MASH cirrhosis. Positive data from our MAESTRO-NASH OUTCOMES trial is expected to support the full approval of Rezdiffra in noncirrhotic MASH and support approval for patients with compensated cirrhosis, expanding the eligible patient population. Failure to meet post-marketing commitments and requirements, including completion of enrollment of—and in particular, any failure to obtain positive data from—any confirmatory studies required by the FDA, could result in negative regulatory action from the FDA and/or withdrawal of such accelerated approval. The recently enacted Food and Drug Omnibus Reform Act has expanded FDA’s expedited withdrawal procedures for drugs approved through the accelerated approval pathway if a sponsor fails to conduct any required post-approval study with due diligence.
The commercial success of Rezdiffra will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the health care community.
Despite receiving FDA approval of Rezdiffra, our product may not gain, or over time may not retain, market acceptance by physicians, patients, third-party payors or others in the health care community. Rezdiffra was the first product approved by the FDA for the treatment of MASH. Accordingly, we must educate healthcare providers and patients on the risks of MASH and the potential clinical benefits and appropriate use of Rezdiffra. If Rezdiffra does not achieve and maintain an adequate level of acceptance, it is likely that we will not generate significant revenue or become profitable. The degree of market acceptance of Rezdiffra, which we launched in the United States early in the second quarter of 2024, is also dependent on a number of additional factors, including the following:
•the willingness of physicians to prescribe, and our target patient population to use, Rezdiffra;
•the pricing of Rezdiffra;
•the efficacy and potential advantages of Rezdiffra compared to other treatment regimens;
•the ability of patients to tolerate Rezdiffra;
•sufficient third-party insurance coverage and reimbursement;
•the ability of the patient to pay out-of-pocket costs for Rezdiffra;
•the timing of market introduction of competitive products and treatments; and
•any publicity concerning Rezdiffra or any potential competitive products.
Our efforts to educate physicians, patients, third-party payors and others in the health care community on the potential benefits of Rezdiffra will require significant resources and may not be successful.
If the sales and marketing capabilities we have established for the commercialization of Rezdiffra are not effective, Rezdiffra may not be successfully commercialized.
While many of our officers and employees have experience commercializing drug products with prior companies, we have never as an organization engaged in commercial activities prior to the approval of Rezdiffra. We have hired and trained a commercial team and developed the organizational infrastructure we believe we need to support the commercial success of Rezdiffra, and we continue to invest time and financial resources in optimizing this infrastructure. Factors that may inhibit our efforts to maintain and further develop commercial capabilities include:
•an inability to retain an adequate number of effective commercial personnel;
•an inability to adequately train commercial personnel, who may have limited experience with our company or our product, to deliver a consistent message regarding Rezdiffra and be effective in educating physicians regarding its potential benefits;
•an inability to equip commercial field personnel with compliant and effective materials, including marketing literature to help them educate physicians and healthcare providers regarding Rezdiffra and educate payors on the safety, efficacy and effectiveness profile of Rezdiffra to support favorable coverage decisions; and
•unforeseen costs and expenses associated with maintaining and further developing an independent commercial organization.
If we are not successful in maintaining our commercial infrastructure, of if our commercial capabilities are not effective, we will encounter difficulty in achieving, maintaining or increasing projected sales of Rezdiffra, which would adversely affect our business and financial position.
We may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.
Our ability to successfully commercialize Rezdiffra and any future product candidate will depend in part on the extent to which coverage and reimbursement for these drugs and drug candidates and related treatments will be available from government authorities, private health insurers and other organizations. See the section titled “Business—Government Regulation—Coverage and Reimbursement” in this Annual Report for more information.
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize Rezdiffra and any additional products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Rezdiffra or any other future product candidate. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Net prices for drugs may also be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available or maintained for Rezdiffra or any drug candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, Rezdiffra or any future drug candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize Rezdiffra or any future drug candidate for which we obtain marketing approval. Many pharmaceutical manufacturers must also calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower-cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third-party payors often rely upon Medicare coverage policy in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for Rezdiffra or any future approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment. Resulting changes in healthcare law and policy, including recently enacted changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we develop due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative proposals. See the section titled “Business—Government Regulation—U.S. Healthcare Reform” in this Annual Report for more information.
The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:
•the demand for any of our product candidates, if approved;
•the ability to set a price that we believe is fair for any of our product candidates, if approved;
•our ability to generate revenues and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
In addition to the ACA, the U.S. government continues to seek to adopt healthcare policies and reforms intended to curb healthcare costs, such as federal or state controls on payment for drugs (including under Medicare, Medicaid, and commercial health plans). The IRA among other things, establishes Medicare Part B and Part D inflation rebate schemes. Failure to timely pay a Part B or Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under a new discount program which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidate.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
Rezdiffra remains subject to ongoing regulatory review, and if we fail to comply with continuing regulations, we could lose our approval and the sale of Rezdiffra could be suspended.
Even though we received FDA accelerated approval for Rezdiffra, the manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling, and record keeping related to our product will remain subject to extensive regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations, and GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize Rezdiffra. As such, we and our contract manufacturers will be subject to periodic review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or other marketing application and previous responses to inspection observations. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may also require a REMS program as a condition of approval of Rezdiffra or any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities, or previously unknown problems with Rezdiffra, manufacturer, or manufacturing process are discovered, we could be subject to administrative or judicially imposed sanctions, including:
•restrictions on marketing or manufacturing of Rezdiffra;
•withdrawal of Rezdiffra from the market;
•holds on clinical trials;
•warning letters or untitled letters;
•civil or criminal penalties;
•fines;
•injunctions;
•product seizures or detentions;
•pressure to initiate voluntary product recalls;
•suspension or withdrawal of regulatory approvals; and
•refusal to approve supplements to approved applications.
If any of these events occur, our ability to sell Rezdiffra may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could adversely affect our business, financial condition and results of operations.

Rezdiffra could develop unexpected safety or efficacy concerns, which would likely have a material adverse effect on us.
Rezdiffra was granted accelerated approval from the FDA based on 52-week data from the MAESTRO-NASH trial and additional safety data from the Phase 3 MAESTRO-NAFLD-1 and MAESTRO-NAFLD-OLE extensions trials. In the United States, Rezdiffra will now be used by more patients, potentially for longer periods of time, and we and others (including regulatory agencies and private payors) will collect extensive information on the efficacy and safety of Rezdiffra by monitoring its use in the marketplace. In addition, we are generating confirmatory data regarding the longer-term use of Rezdiffra in two ongoing trials. New safety or efficacy data from both market surveillance and our clinical trials may result in negative consequences including the following:
•Suspension or withdrawal of regulatory approval;
•Modification to product labeling or promotional statements, such as additional boxed or other warnings or contraindications, or the issuance of additional “Dear Doctor Letters” or similar communications to healthcare professionals;
•    Required changes in the dosing of Rezdiffra;
•    Imposition of additional post-marketing surveillance, post-marketing clinical trial requirements, distribution restrictions or other risk management measures, such as a REMS or a REMS with elements to assure safe use;
•    Suspension or termination of ongoing clinical trials or refusal by regulators to grant full approval or approve pending marketing applications or supplements to approved applications;
•    Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to Rezdiffra; and
•    Voluntary or mandatory product recalls or withdrawals from the market and costly product liability claims.
Any of the foregoing circumstances could negatively impact Rezdiffra's market acceptance and would likely materially adversely affect our business.
We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
The biopharmaceutical industry has undergone and is likely to continue to experience rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to obtain and maintain protection for our intellectual property. Compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development. We face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions with respect to MASH, and will face substantial competition with respect to future product candidates we may develop in MASH and other disease areas. Relative to us, many of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products.
While Rezdiffra is currently the only FDA approved drug for the treatment of MASH, there are over 150 drugs in development for the potential treatment of MASH by companies ranging in size from private biotech companies to large pharma organizations. See the section titled “Business—Competition” in this Annual Report for more information.
Our ability to compete successfully will depend on, among other things, our ability to:
•effectively commercialize Rezdiffra;
•discover and/or in-license medicines that are differentiated from other products in the market;
•obtain required regulatory approvals;
•obtain patent and/or proprietary protection for our products and technologies; and
•attract and retain high-quality research, development and commercial personnel.
If we are unable to compete successfully, it will materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Rezdiffra was approved for treatment in a limited population of patients with MASH with moderate to advanced liver fibrosis, and additional clinical trials and regulatory applications will be required to expand its indication. We may not be successful in these trials or in obtaining such regulatory approval, which may materially adversely affect our prospects and the value of our common stock.
The FDA granted accelerated approval of Rezdiffra for the treatment of MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). A key component to our corporate strategy is to expand the target patient population for Rezdiffra. We have fully enrolled our Phase 3 MAESTRO-NASH OUTCOMES trial. In this trial, we are evaluating progression to liver decompensation events in patients with compensated MASH cirrhosis treated with Rezdiffra versus placebo. A positive outcome is expected to support the full approval of Rezdiffra for noncirrhotic MASH and also expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis. We cannot guarantee positive results in this trial. If we are unable to expand the indication for use of Rezdiffra, our prospects and the value of our common stock may be materially adversely affected.
If we do not obtain regulatory approval of Rezdiffra in foreign jurisdictions, we will not be able to market Rezdiffra in other jurisdictions, which will limit our commercial revenues.
While Rezdiffra has been approved by the FDA for the treatment of noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis), it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market Rezdiffra for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. While our MAA for resmetirom for the treatment of MASH with liver fibrosis has been validated and is now under evaluation with the CHMP, no guarantee can be made that we will receive requisite marketing approvals. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of Rezdiffra will be harmed.
Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
If our products are approved in foreign jurisdictions, we will be subject to pricing and reimbursement policies in those jurisdictions. In some countries, including countries in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, governmental authorities adopt a number of different methodologies for assessing drug costs and reimbursement levels. These include comparisons with currently available medicines for the same indication and/or cost effectiveness assessments as the basis for negotiation. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, and in particular our European expansion efforts, could be materially harmed.
If the FDA or other applicable regulatory authorities approve generic products that compete with Rezdiffra, the sales of Rezdiffra would be adversely affected.
Once an NDA or marketing authorization application outside the United States is approved, the product covered thereby becomes a “listed drug” that can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application in the United States or equivalent marketing authorization application outside the United States. Agency regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an abbreviated new drug application or other application for generic substitutes in the United States and in nearly every pharmaceutical market around the world. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use, or labeling, as our product and that the generic product is bioequivalent to our product, meaning it is absorbed in the body at the same rate and to the same extent as our product. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than our product to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to Rezdiffra would materially adversely affect our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made.
We currently rely on a limited number of specialty pharmacies for distribution of Rezdiffra in the United States, and the loss of one or more of these specialty pharmacies or their failure to effectively distribute Rezdiffra could materially harm our business.
Rezdiffra is currently only available for distribution through a limited number of specialty pharmacies in the United States. These specialty pharmacies account for all of our revenue. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions that often require a high level of patient education and ongoing management. The use of specialty pharmacies involves certain risks, including, but not limited to, risks that these specialty pharmacies:
•may not serve a significant portion of our expected patient population;
•may not provide us accurate or timely information regarding their inventories, the number of patients using Rezdiffra or complaints about Rezdiffra;
•reduce their efforts or discontinue to sell or support Rezdiffra, particularly if competing therapies enter the marketplace;
•do not devote the resources necessary to sell Rezdiffra or support patients;
•are be unable to satisfy financial obligations to us or others; or
•will cease operations.
If one or more of our specialty pharmacies do not fulfill their contractual obligations to us, or refuse or fail to adequately serve patients, or their agreements are terminated without adequate notice, shipments of Rezdiffra, and associated revenues, could be adversely affected. We expect that it would take a significant amount of time if we were required to replace one or more of our specialty pharmacies. In addition, if we determine to modify our distribution strategy, we may experience disruptions in the distribution of Rezdiffra, which could adversely impact our business.
If estimates of the size of the potential market for Rezdiffra is overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
We have relied on external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for Rezdiffra. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. With respect to Rezdiffra, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential market for Rezdiffra could prove to be overstated, perhaps materially.
In addition, we are relying on third-party data to identify the physicians who treat the majority of MASH patients in the United States and to determine how to deploy our resources to market to those physicians; however, we may not be marketing to the appropriate physicians and may therefore be limiting our market opportunity.
In addition, our market opportunity could be reduced if a regulator limits the proposed treatment population for any future product candidate, similar to the limited population for which Rezdiffra was approved. In either circumstance, even if we obtain regulatory approval, we may be unable to commercialize the product on a scale sufficient to generate significant revenue from such product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
Product liability lawsuits brought against us could cause us to incur substantial liabilities and could limit commercialization of Rezdiffra or any future product candidates that we may develop.
We face an inherent risk of product liability lawsuits related to the testing of any product candidates in human clinical trials and an even greater risk in connection with the commercialization of Rezdiffra. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any approved product. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for Rezdiffra or any of our future approved products;
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
We are highly dependent upon consumer perceptions of us and the safety and quality of Rezdiffra and any future product we commercialize. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.
Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we may need to further increase our insurance coverage as we begin additional clinical trials or if we successfully commercialize additional drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Product Development and Regulatory Approval
Pharmaceutical research and development is very expensive, time-consuming and difficult to design and implement and involves uncertain outcomes. Furthermore, the results of preclinical studies and earlier clinical trials are not always predictive of future results. Any product candidate that we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
Drug development is an expensive, high-risk, lengthy, complicated, resource intensive process. In order to successfully develop products, we must, among other things:
•identify potential product candidates;
•submit for and receive regulatory approval to perform clinical trials;
•conduct appropriate preclinical and clinical trials, including confirmatory clinical trials, according to good laboratory practices and good clinical practices and disease-specific expectations of the FDA and other regulatory bodies;
•select and recruit clinical investigators and subjects for our clinical trials;
•obtain and correctly interpret data establishing adequate safety of our product candidates and demonstrating with statistical significance that our product candidates are effective for their proposed indications, as indicated by the achievement of specified endpoints;
•receive regulatory approvals for marketing;
•manufacture the product candidates according to cGMP and other applicable standards and regulations.
We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in our target indications before we can seek regulatory approvals for commercial sale. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. Furthermore, our ongoing and future trials will need to demonstrate sufficient safety and efficacy in large patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.
We cannot be certain that any of our ongoing or future clinical trials will be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.
In addition, there are many other difficulties and uncertainties inherent in pharmaceutical research and development that could significantly delay or otherwise materially impair our ability to develop future product candidates, including the following:
•conditions imposed by regulators, ethics committees or institutional review boards for preclinical testing and clinical trials relating to the scope or design of our clinical trials, including selection of endpoints and number of required patients or clinical sites;
•restrictions placed upon clinical trials and clinical trial sites, including with respect to potential clinical holds or suspension or termination of clinical trials due to, among other things, potential safety or ethical concerns or noncompliance with regulatory requirements;
•failure by third-party contractors, contract research organizations, clinical investigators, clinical laboratories, or suppliers to comply with regulatory requirements or meet their contractual obligations in a timely manner; and
•greater than anticipated cost of our clinical trials.
Failure to successfully develop future product candidates for any of these reasons may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
If we fail to develop and commercialize other product candidates, we may be unable to grow our business.
We plan to evaluate the development and commercialization of therapies beyond Rezdiffra. We may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from disorders with high unmet medical needs and limited treatment options. These other product candidates may require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, be successfully commercialized, be widely accepted in the marketplace, or be more effective than other commercially available alternatives.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which may be based on a preliminary analysis of data in a summary or topline format, and the results and related findings may change as additional data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. If additional results from our clinical trials are not viewed favorably, our ability to obtain approval for and commercialize our approved drug and drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.
We make assumptions, estimates, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we published. As a result, preliminary and topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Differences between preliminary or interim data and final data could significantly harm our business prospects.
Further, other parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the particular program or commercialization of the particular drug candidate or product, and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as topline data, others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose, or to disclose at a later date, such as at a medical meeting may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate, or our business. If the topline data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed or our stock price may decline.
If clinical trials or regulatory approval processes are prolonged, delayed or suspended, we may be unable to advance the development of or commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.
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
•challenges in identifying or recruiting sufficient trial sites or investigators for clinical trials; and
•serious and unexpected drug-related side effects related to the product candidate being tested.
Commercialization of any future product candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any other applicable foreign regulatory authority or the requirement of additional supportive trials by the FDA or such foreign regulatory authority.
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
The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing products outside the United States vary greatly from country to country and may require additional testing. We expect that our future clinical development of our drug candidates will involve a number of clinical trials in foreign jurisdictions, particularly in Europe. We have limited experience in obtaining foreign regulatory approvals. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our drug candidates and may have a material adverse effect on our results of operations and financial condition.

We depend on enrollment of patients in our clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Identifying and qualifying patients to participate in clinical trials is critical to our success. We may not be able to initiate, continue, or complete clinical trials required by the FDA or foreign regulatory agencies if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate. The timing to conduct and complete clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages and disadvantages of the product candidate being studied in relation to other available therapies. Delays in patient enrollment for our clinical trials could increase costs and delay commercialization and sales, if any, of our products. With respect to our MAESTRO-NASH OUTCOMES trial, our inability to maintain a sufficient number of eligible patients enrolled in the trial could restrict our ability to commercialize Rezdiffra in a broader population of patients with noncirrhotic MASH. Once enrolled, patients may elect to discontinue participation in a clinical trial at any time. For example, patients in our ongoing MAESTRO-NASH trial may elect to discontinue their participation in the trial now that Rezdiffra is an approved product and is commercially available. If patients elect to discontinue participation in our clinical trials at a higher rate than expected, we may be unable to generate the data required by regulators for approval.
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
For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs that are breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For applications that receive priority review, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review.
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
Risks Related to our Business Operations, Employee Matters and Managing Growth
We are dependent upon retaining and attracting key personnel, the loss of whose services could materially adversely affect our business, financial condition, results of operations, prospects and the value of our common stock.
We are highly dependent on principal members of our senior management team and our scientific, clinical, sales and medical staff. These executives and employees each have significant pharmaceutical industry experience. The loss of any senior member of our management team or scientific and commercial staff could have a material adverse effect on our business and stock price. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval of any future product candidates, loss of sales of Rezdiffra or any future product, if approved, and diversion of management resources. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.

Our employees, contractors, vendors and partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading laws, which could cause significant liability for us and harm our reputation.
We are exposed to the risk of fraud or other misconduct by our employees, contractors, vendors or partners. Misconduct by these parties could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data timely, completely or accurately, or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us resulting from this misconduct and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
We expect to continue to expand our development and commercialization capabilities, and as a result, we may encounter challenges in managing our growth, which could disrupt our operations.
We are in the process of expanding our commercial operations in Europe for Rezdiffra, if approved, and are seeking to expand our development pipeline. We expect to continue to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to hire additional personnel to support the commercialization of Rezdiffra in Europe, subject to requisite regulatory approvals. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which could delay the execution of our business plans or disrupt our operations.
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products could impair our ability to grow our business.
As part of our business strategy, we may effect acquisitions or licenses to obtain additional businesses, products, technologies, capabilities or personnel. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates, negotiate licensing or acquisition agreements with their current owners and finance these arrangements. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex. Other companies, including some with substantially greater financial and other resources, may compete with us for the license or acquisition of product candidates. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Additionally, we may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.
Any strategic transactions we enter into may not be clinically or commercially successful, and may require financing or a significant amount of cash, which could adversely affect our business.
Entering into strategic transactions involves a number of operational risks, including:

•failure to achieve expected synergies;
•the possibility that our acquired technologies, products and product candidates may not be clinically or commercially successful;
•difficulty and expense of assimilating the operations, technology and personnel of any acquisition;
•the inability to maintain any acquired company’s relationship with key third parties, such as alliance partners; and
•diversion of our management’s attention from our core business.
We also may enter into collaborative relationships that would involve our collaborators conducting proprietary development programs. Disagreements with collaborators may develop over the rights to our intellectual property, and any conflict with our collaborators could limit our ability to obtain future collaboration agreements and negatively influence our relationship with existing collaborators. If we make one or more significant acquisitions or enter into a significant collaboration in which the consideration includes cash, we may be required to use a substantial portion of our available cash or need to raise additional capital, which could adversely affect our financial condition.
We may enter into out-licenses or pursue collaborative relationships with entities in foreign jurisdictions outside of the United States and Europe.
We may enter into out-licenses or agreements to collaborate with partners outside the United States and Europe for the development and commercialization of Rezdiffra and any other future product candidate. In order to access these markets, we may enter into licenses or other arrangements with third parties on terms that may be unfavorable to us. These arrangements may involve us relinquishing control and certain other valuable rights, such as development rights and future revenue streams, related to our technologies. These relationships may result in disagreements with our collaborators and partners which could delay development and commercialization activities and distract us from our ongoing business operations.
In addition, these relationships may subject us to certain risks related to intellectual property protection and enforcement. Less strict enforcement of intellectual property rights in some jurisdictions outside of the in the United States and Europe may lead to difficulties enforcing contractual terms intended to protect intellectual property rights in such jurisdictions. For this reason, if there are disputes with collaborators in certain jurisdictions over the interpretation of contractual provisions or with respect to rights to intellectual property developed as part of a collaboration program, we may not prevail and may therefore have less well-protected intellectual property rights than we would have foreseen in such jurisdiction. Less well-protected intellectual property rights may leave us at a competitive disadvantage or more readily allow the marketing of competing products in foreign jurisdictions.
Unfavorable geopolitical conditions may subject us to further risks with respect to out-licenses or collaborations with partners outside the United States. Geopolitical actions by the United States or foreign jurisdictions may result in new restrictions on our ability to out-license our technology to certain jurisdictions or engage in cross-border transfers. Geopolitical conflicts could have an adverse impact on collaborators located in jurisdictions involved in such conflicts, which could in turn disrupt or otherwise adversely impact the development of collaboration programs. Future geopolitical developments, including potential deterioration in bilateral relationships between the United States and other jurisdictions, could also have a negative impact on our ability to enter into or maintain agreements with collaborators located in certain jurisdictions outside of the United States.
We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, such performance could have a material adverse effect on our business, financial condition and results of operations.
In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses and from claims arising from our or our potential sublicensees’ exercise of rights under the agreements. With respect to our commercial agreements, we indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of our product, as well as for alleged infringements of any patent or other intellectual property right by a third party.
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
Risks Related to Our Dependence on Third Parties
If the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with GCP and related regulatory requirements, we may be unable to obtain regulatory approval for our product candidates or commercialize our products.
We use third-party service providers to conduct and oversee our clinical trials and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with FDA requirements and our general investigational plan and protocol.
The FDA requires us and our third-party service providers to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate, and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.
Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory or GCP requirements or the respective trial plans and protocols. In addition, third parties may not be able to repeat their past successes in clinical trials. The failure of these third parties to carry out their obligations could delay or prevent the development and approval of our product candidates and commercialization of our products or result in enforcement action against us.
If our relationship with these third-party providers terminates, we may not be able to enter into arrangements with alternative providers or do so on commercially reasonable terms. Switching or adding additional third-party providers involves substantial cost and requires management time and focus, and could delay development and commercialization of our product candidates and approved products. Though we intend to carefully manage our relationships with our third-party providers, we may encounter challenges or delays in the future and any such delays or challenges may have a negative impact on our business and financial condition.
We have relied on, and expect to continue to rely on, third-party manufacturers to produce Rezdiffra and any future product candidates.
We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of Rezdiffra or any future product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely on third-party manufacturers to supply our product candidates for our clinical trials as well as our commercial supply of Rezdiffra. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves. For example, if we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could negatively impact our commercial operations or delay or impair our ability to obtain regulatory approval for our product candidates and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.
Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over Rezdiffra or any other future product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
•limitations on supply availability resulting from capacity and scheduling constraints of third-parties, or as a result of economic or political developments, including the ongoing conflicts in Ukraine and the Middle East and global economic instability;
•the possible breach of manufacturing agreements by third-parties because of factors beyond our control;
•the possible termination or non-renewal of the manufacturing agreements by a third-party, at a time that is costly or inconvenient to us; and

•the possible misappropriation of our proprietary information, including our trade secrets and know-how.
The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs. Contract manufacturers may face manufacturing or quality control problems that may cause drug substance production and shipment delays or may cause contractors not to be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA, or comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval, including Rezdiffra.
Our current and anticipated future dependence upon others for the manufacture of Rezdiffra and any future product candidate may adversely affect our future profit margins, if any, and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis.
If any third-party manufacturer of Rezdiffra or any other future product candidates is unable to increase the scale of its production of such product or product candidates or increase the product yield of its manufacturing, then our costs to manufacture such product or product candidate may increase and any commercialization may be delayed.
In order to produce sufficient quantities to meet the demand for our clinical trials and commercialization of Rezdiffra in the United States and any subsequent commercialization of Rezdiffra in other jurisdictions, if approved, or any other future product candidates that we may develop, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could be difficult. In addition, if our third party manufacturers are not able to optimize their manufacturing processes to increase the product yield for Rezdiffra or any other future product candidates, or if they are unable to produce increased amounts of such product candidates while maintaining the quality of the product and compliance with cGMPs, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.
Risks Related to Our Financial Position and Need for Capital
We have a limited operating history and currently only have one commercial product, Rezdiffra in the United States, which may make it difficult to evaluate the prospects for our future viability.
We are still in the relatively early stages of our transition from a clinical-stage to a commercial-stage company. Our operations to date have been primarily limited to conducting research and development activities, including preclinical studies and clinical trials and, more recently, preparing for commercialization of and commercializing Rezdiffra. We have not yet demonstrated an ability to generate significant revenues on a long term sustained basis, or to conduct sales and marketing activities necessary for successful longer term product commercialization. Initial sales of Rezdiffra may not be predictive of long-term commercial results.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early commercial stage, especially pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history with these activities.
We have a history of operating losses, expect to incur operating losses in the future and may never achieve or maintain profitability.
As of December 31, 2024, we had an accumulated deficit of $1,802.2 million. Losses have principally resulted from costs incurred from our commercialization efforts, in our preclinical studies and clinical trials, research and development programs and from our selling, general and administrative expenses. As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities of approximately $931.3 million. Despite our recent launch of Rezdiffra in the United States, we expect to continue to incur operating losses as we:
•support our sales and marketing efforts for Rezdiffra in the United States;
•fulfill our post-marketing commitments and clinical trials of Rezdiffra, as required by the FDA;
•initiate or continue clinical trials of any future product candidates;
•seek to acquire or in-license additional product candidates;

•seek regulatory approvals and, if approved, commercialize Rezdiffra in foreign markets;
•add operational, financial and management information systems and personnel, including personnel to support commercialization of Rezdiffra and product candidate development and to help us comply with our obligations as a public company; hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•maintain, expand and protect our intellectual property portfolio; and
•add equipment and physical infrastructure to support our research and development.
We may never achieve profitability. Furthermore, even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Because of the numerous risks and uncertainties associated with developing and commercializing Rezdiffra and any future product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if ever.
We have a limited history of recognizing revenue from product sales and may not be able to achieve or maintain long-term sustainable profitability.
Our ability to generate revenue and achieve profitability depends on our ability to successfully obtain and maintain the regulatory approvals necessary to commercialize our products, including our commercialization of Rezdiffra in the United States. Our ability to recognize revenues from product sales depends heavily on our success in:
•obtaining and delivering supply of Rezdiffra;
•satisfying post-marketing requirements;
•obtaining reimbursement for our product from private insurance or government payors;
•completing research, preclinical studies and clinical development of any future product candidates;
•seeking and obtaining full U.S. approvals and foreign marketing approvals for Rezdiffra and for other product candidates for which we may complete clinical trials;
•obtaining and maintaining market acceptance of our product and any product candidates, if approved;
•launching and commercializing product candidates for which we obtain marketing approval;
•addressing any competing technological and market developments;
•implementing additional internal systems and infrastructure;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•maintaining, defending, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•attracting, hiring and retaining qualified personnel.
Other than Rezdiffra in the United States, we have not yet launched any other approved products for commercial sale. We anticipate continuing to incur significant costs associated with seeking full approval of Rezdiffra in the United States and the commercialization of Rezdiffra, and even if another product candidate we may develop is approved for commercial sale, we anticipate incurring significant costs associated the commercialization of any such approved product candidate. Even though we have begun to generate revenues from the sale of Rezdiffra, we may not be able to achieve or maintain long-term sustainable profitability unless Rezdiffra is fully approved in the United States and is approved in other jurisdictions or for additional indications or our future product candidates are approved. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any future losses or if we might sustain profitability.
Our failure to remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We may need to raise additional capital to fund our operations, but we face uncertainties with respect to our ability to access capital. If we are unable to raise capital if and when needed, we could be forced to delay, reduce or eliminate our drug development activities or commercialization efforts.
Our operations have consumed substantial amounts of capital since our inception and we may require additional working capital in the future. We expect to use substantial financial resources to, among other things, commercialize Rezdiffra, conduct additional trials and seek regulatory approvals, establish commercialization capabilities in Europe and fund potential strategic transactions. The amount and timing of any expenditure needed to fund our operations will depend on numerous factors, including:
•the costs associated with commercializing Rezdiffra in the United States;
•the type, number, scope, progress, expansion costs, results of and timing of our ongoing and future clinical trials or the need for additional clinical trials;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•the timing and costs of maintaining marketing approvals for Rezdiffra in the United States;
•our ability to receive marketing approval for Rezdiffra in Europe;
•the number of other product candidates that we may pursue and such product candidates' development requirements;
•the timing of obtaining regulatory approval for any potential future product candidates;
•the costs and timing of obtaining or maintaining manufacturing for Rezdiffra;
•the costs and timing of building and maintaining our commercial infrastructure;
•the terms and timing of establishing and maintaining collaborations, license agreements and other strategic transactions;
•our headcount growth and associated costs as we expand our research and development efforts, increase our office space and establish a commercial infrastructure;
•costs associated with any new product candidates that we may develop, in-license or acquire;
•the effect of competing technological and market developments; and
•the ongoing costs of operating as a public company.
Some of these factors are outside of our control. These and other circumstances may cause us to delay certain research activities and related clinical expenses, but such delays will not alter our need to raise additional funding. As a result, we may need to raise substantial additional funds in the future. We may seek additional funding through future debt and equity financings, as well as potential additional collaborations or strategic partnerships with other companies or through non-dilutive financings. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or have a potential restrictive effect on how we operate our business. In addition, market perception that we need to issue additional shares, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
If we are unable to obtain additional funding on a timely basis, our business may be materially and adversely affected. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us.
Our quarterly and annual operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline and negatively impact our financing or funding ability, as well as negatively impact our ability to exist as a standalone company.
Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control, such that the results of any of our prior quarterly or annual periods should not be relied upon as indications of our future operating performance. Additionally, a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

Our Loan and Security Agreement contains restrictive and financial covenants that may limit our operating flexibility.
On May 6, 2022, we and our subsidiary, Canticle Pharmaceuticals, Inc. (“Canticle”) entered into a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”), as amended on February 3, 2023 and August 22, 2024 (as amended, the “Loan Agreement”), providing for an aggregate of $250.0 million in term loans that will be available to us in four tranches subject to the conditions set forth in the Loan Agreement (collectively, the “Term Loans”). Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than intellectual property. Until we have repaid such indebtedness, the Loan Agreement subjects us to various terms, conditions and covenants. These include financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Additionally, the Loan Agreement contains affirmative and restrictive financial covenants, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves both a certain FDA approval for resmetirom and a revenue milestone (the “Minimum Cash Covenant”). The Loan Agreement also includes a revenue-based covenant (the “Revenue Covenant”) that could apply commencing at or after the time that financial reporting became due for the quarter end September 30, 2024; however, the Revenue Covenant will be automatically waived pursuant to the terms of the Loan Agreement at any time in which we maintain, as measured monthly, (i) a certain level of cash, cash equivalents and liquid funds relative to the debt outstanding under the Loan Agreement or (ii) a market capitalization of at least $1.2 billion. Unless waived as a result of the foregoing, the Revenue Covenant requires the Company to achieve a minimum amount of trailing three-month net product revenue. Our business may be adversely affected by these restrictions on our ability to operate our business. If we raise any additional debt financing, as permitted by the Loan Agreement and if pursued and secured by the Company, the terms of such additional debt could further restrict our operating and financial flexibility.
We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the Term Loans. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the Term Loans. In the event of a liquidation, Hercules would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors then existing, including Hercules, were first repaid in full.
Our failure to comply with the covenants or other terms of the Loan Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect our business.
We may be required to repay the outstanding indebtedness under the Loan Agreement if an event of default occurs under the Loan Agreement or, if applicable, any future debt facility. The Loan Agreement includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement and cross acceleration. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
Risks Related to Government Regulation
Government healthcare reform could materially increase our costs, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
The pharmaceutical industry is highly regulated and changes in or revisions to laws and regulations that make gaining regulatory approval, reimbursement and pricing more difficult or subject to different criteria and standards may adversely impact our business, operations or financial results.
There have been a number of legal challenges and certain changes to the ACA since it was enacted. On January 28, 2021, an executive order was issued to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the federal government’s support for overturning the ACA was withdrawn. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the

Biden Administration will impact the ACA. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, could affect our business, financial condition, results of operations and prospects and the value of our common stock. We may face similar challenges to gaining regulatory approval and sufficient reimbursement and pricing due to government healthcare reform in the EU, and other jurisdictions. It remains unclear how any new legislation or regulation might affect the prices we may obtain for Rezdiffra or any future product candidates for which regulatory approval is obtained.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional rebate requirements, penalties, or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
A number of government pricing programs create certain price reporting obligations. Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. See the section titled “Business—Government Regulation—Pharmaceutical Price Reporting” in this Annual Report for more information.
Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
The ACA (addressed further above in the section titled “Business—Government Regulation—U.S. Healthcare Reform”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. Our failure to comply with these price reporting and rebate payment options, as well as pharmaceutical benefit manager “accumulator” programs, could negatively impact our financial results.
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
If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty or may be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
In the United States, we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state healthcare programs. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government, and our business, financial condition, results of operations and prospects and the value of our common stock may be adversely affected. Our reputation could also suffer. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states. See the section titled “Business—Government Regulation—Other Healthcare Laws” in this Annual Report for more information.
Under the ACA and certain state laws, we are required to report information on payments or transfers of value to any U.S. physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, or certified nurse-midwives (in each case who are not bona fide employees of the applicable manufacturer that is reporting the payment) and teaching hospitals, which is posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.
Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. In addition to the federal government, some states, as well as other countries, including France, require the disclosure of certain payments to healthcare professionals. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), state, and foreign privacy laws may limit access to information identifying those individuals who may be prospective users or limit the ability to market to them. Some of these laws are new or ambiguous as to what is required to comply with their requirements, and we could be subject to penalties if it is determined that we have failed to comply with an applicable legal requirement.

We are subject to anti-corruption laws and trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, legal expenses, and negative publicity which could adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Our operations are currently subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). In addition, if we expand sales of Rezdiffra to other jurisdictions, we'll be subject to anti-corruption or similar laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us, our employees and our intermediaries from making prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations (collectively, Trade Control laws).
We may not be effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and prospects and the value of our common stock. Likewise, even an investigation by US or foreign authorities of potential violations of the FCPA other anti-corruption laws or Trade Control laws could have an adverse impact on our reputation, business, financial condition, results of operations and prospects and the value of our common stock.
Disruptions at the FDA and other government agencies caused by the change in presidential administration, funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, delay or prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to operate, including to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors and otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, including as a result of shifting policy priorities of the current presidential administration and political appointees tasked to oversee the agency, among other factors. Average review times at the agency may fluctuate as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. Over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, and could negatively affect our operating results and business.
We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Failing to take appropriate steps to keep consumers’ personal information secure may also constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
Further, certain state laws govern the privacy and security of personal information. For example, to the extent we collect California resident personal information, we may also be subject to the CCPA. The CCPA, created a comprehensive privacy framework which granted California residents several new rights with regard to their personal information. The CCPA was amended by the California Privacy Rights Act (“CPRA”) ballot initiative which as of January 1, 2023 has introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with data breaches. These claims may result in significant liability and damages. Similar laws have been passed in numerous other states. Other states have proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. These laws and regulations are evolving and may impose limitations on our business activities.
The existence of comprehensive privacy laws in different states in the country may make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. The obligations to comply with new privacy laws may require us, among other things, to update our notices and develop new processes internally and with our third-party collaborators, service providers, contractors or consultants to facilitate consumer rights requests, and such laws may impose restrictions on our processing of personal information that may impact the way we operate our business. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. The CCPA, the CPRA or other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
Outside the United States, our clinical trial programs and operations implicate international data protection laws, including the EU General Data Protection Regulation including as implemented in the UK (collectively, “GDPR”). The GDPR increases our responsibility and liability in relation to the processing of personal data of individuals located in the EU. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data, health data and samples from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates where applicable, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, as well as substantial potential fines for violations of the data protection obligations. Specifically regarding the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. On July 16, 2020, the European Court of Justice ruled the EU-U.S. Privacy Shield to be an invalid data transfer mechanism and confirmed that the Model Clauses remain valid, and in June 2021, the EC published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Data protection authorities from the different European member states, as well as in the UK and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data, with the UK and Switzerland following the EU with the publication of new Model Clauses to be incorporated in all applicable contracts within a specified timeframe in order to legitimize data transfers from those jurisdictions. The UK adopted versions of their Model Clauses during 2022. Our ability to continue to transfer personal data outside of the EU, the UK, or Switzerland may become significantly more expensive and may subject us to increased scrutiny and liability under the GDPR or similar local laws, and we may experience operating disruptions if we are unable to conduct these transfers in the future.
On December, 13 2022, the EC adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework, which reflects the assessment by the EC of the U.S. legal framework. The draft decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to U.S. companies. After an approval process, the EC is expected to adopt the final adequacy decision, which will allow data to flow freely from the EU to the United States between companies certified under the new framework.
Risks associated with operations outside of the United States could adversely affect our business.
A key component of our strategy is to expand our commercialization of Rezdiffra to Europe, pending the receipt of requisite regulatory approvals. International operations and business expansion plans are subject to numerous additional risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses, compliance with which can increase in complexity as we enter into additional jurisdictions;
•difficulties in staffing and managing operations in diverse countries and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
•risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
•complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;
•financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•general political and economic conditions in the countries in which we operate, including inflation, political or economic instability, terrorism and political unrest and geopolitical events; and
•public health risks, including epidemics and pandemics, and related effects on new patient starts, clinical trial activity, regulatory agency response times, supply chain, travel and employee health and availability.
Risks Related to Our Intellectual Property
Our success depends on our ability to protect our intellectual property and our proprietary technologies.
Our success depends on our ability to protect our intellectual property and our proprietary technologies. Our commercial success depends in part on our ability to obtain and maintain patent and/or trade secret protection for our product, product candidates, proprietary technologies, and their uses, as well as our ability to freely operate without infringing upon the proprietary rights of others.
We can provide no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can we provide any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our product or product candidates could have a material adverse effect on our financial condition and results of operations. While we have licensed rights to issued patents in the United States and other jurisdictions for resmetirom and its use, we cannot be certain that the claims in issued patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in owned and licensed patent applications covering our product and product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”) and valid by courts in the United States or by the patent offices and courts in foreign jurisdictions. Even if we owned and licensed patent applications covering our product and product candidates, the patents may not be enforced against competitors. For example, a formulation patent may not be enforced against those making and marketing a product that has the same active pharmaceutical ingredient in a different formulation that is not claimed in the formulation patent. Method-of-use patents protect the use of a product for the specified method or for treatment of a particular indication. This type of patent may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient but is used for a method not claimed in the patent. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe, induce, or contribute to the infringement of method-of-use patents, the practice is common and such infringement may be difficult to prevent or prosecute.
Our composition-of-matter patent licensed from Roche relating to resmetirom is scheduled to expire in the United States in 2026. Our co-owned patents and pending patent applications that cover our particular solid form, dosage, method of manufacturing, and uses of resmetirom to treat various indications are scheduled to expire in 2033. Our exclusively-owned pending patent applications that cover companion diagnostics, various solid forms of resmetirom, combination therapy, method of use, and method of manufacturing, if issued, are expected to expire between 2037 and 2044. Our exclusively-owned pending patent application that covers other THR-β analogs and uses thereof, if issued, is expected to expire in 2043. While patent term adjustments or patent term extensions could result in later expiration dates for each of these patents, there can be no assurances that we will receive any patent adjustments or patent term extensions. The patent application process and patent maintenance and enforcement are subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product and product candidates by obtaining and defending patents. These risks and uncertainties include the following:
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
•we and our licensor(s) may not have been the first to file patent applications for our product or product candidates or the compositions developed, or for their uses;
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

•there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing products.
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
Our rights to develop and commercialize our product are subject in part to the terms and conditions of a license to resmetirom granted to us by Roche.
Pursuant to the terms of the Roche Agreement, we assumed control of all development and commercialization of resmetirom and hold exclusive worldwide rights for all potential indications. Under the Roche Agreement, Roche exclusively licensed certain patent rights and know-how relating to resmetirom in exchange for consideration consisting of an upfront payment, milestone payments tied to the achievement of product development and regulatory milestones, and royalty payments based on net sales of products containing resmetirom, including Rezdiffra, or another licensed product, subject to certain reductions. The Roche Agreement will expire, unless earlier terminated pursuant to other provisions thereof, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing resmetirom, or (ii) ten years after the first sale of a product containing resmetirom. Under the Roche Agreement, Roche controls prosecution of the licensed patent rights, although we have a right to comment.
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

If disputes over intellectual property and other rights that we have licensed or acquired from third parties prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidates.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation by extending the term of patents covering our product or product candidates, our business may be materially harmed.
Depending upon the timing, duration and conditions of FDA marketing approval of our products, one or more of our United States patents may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and competitors may obtain approval to market competing products sooner. As a result, our revenue could be potentially materially reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and a patent may become subject to post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.
Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.
The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we have and are developing products and product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product and product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of resmetirom or our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product and product candidates may infringe. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:
•result in costly litigation;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing resmetirom for MASH or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or

•require us to enter into royalty or licensing agreements.
Although no third party has asserted a claim of patent infringement against us as of the filing date of this report, others may hold proprietary rights that could prevent resmetirom or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product and product candidates or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market resmetirom or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product or product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing resmetirom or our other product candidates, which could harm our business, financial condition and operating results.
Moreover, we may be subject to a third party preissuance submission of prior art to the USPTO or in addition to interference proceedings, may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other post-grant proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products and product candidates.
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.
If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent directed at our product or one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product or product candidate. Such a loss of patent protection would have a material adverse impact on our business
Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.
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

We may not be successful in obtaining or maintaining necessary rights to our product and product candidates through acquisitions and in-licenses.
We currently have rights to the intellectual property, through licenses from third parties and under patents that we own or co-own, to develop and market our product and product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these proprietary rights. For example, our product or product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third party intellectual property rights from third parties that we identify as necessary for our product or product candidates. The licensing and acquisition of third party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment.
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
Because we rely on third parties to research and develop and to manufacture our product and product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any of these could impair our competitive position.
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
Risks Related to Ownership of Our Common Stock
The price of our common stock has been, and may continue to be, volatile.
Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The closing price of our common stock has ranged from $171.37 to $354.85 per share during the year ended December 31, 2024. The market price of our common stock could be impacted due to a variety of factors, including global market or financial developments; prevailing macroeconomic conditions, including potential recession or economic downturns; U.S. market events (including the potential for unusual market trading activity following external short interest developments or social media activity); the outbreak of war or hostilities; MASH therapeutic company developments or FDA developments, regardless of whether occurring generally or specifically as to our clinical trials and development programs; industry-wide events and the following events or developments:
•the losses we may incur, including increased losses resulting from costs associated with increases in our clinical trial activity;
•our cash position and rate of expenditures;
•our ability to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•product revenue;
•regulatory decisions, including our ability to receive full regulatory approval for Rezdiffra and our ability to receive regulatory approval for any future product candidates;
•changes in laws or regulations applicable to Rezdiffra and any other future product candidates, including but not limited to clinical trial requirements for approvals;
•our ability to successfully commercialize Rezdiffra and any other future product candidates, if approved;

•developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•the progress and results of our clinical trials;
•public or regulatory concern as to the safety and efficacy of MASH products developed by us or others or public safety generally;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
•changes in the market valuations of similar companies;
•our ability to obtain coverage and adequate reimbursement of Rezdiffra and any future product candidates, if approved;
•our ability to effectively manage our growth;
•actual or anticipated variations in quarterly operating results;
•announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•our ability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•changes to the structure of healthcare payment systems;
•our ability to establish collaborations, if needed;
•additions or departures of key scientific or management personnel;
•litigation;
•issuances of debt or equity securities;
•sales of our common stock by us or our stockholders in the future or the perception that such sales may occur;
•trading volume of our common stock;
•changes in accounting practices;
•effectiveness of our internal controls; and
•other events or factors, many of which are beyond our control.
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
Our officers and directors and certain stockholders affiliated and associated with our officers and directors collectively beneficially own approximately 34.6% of our outstanding common stock as of December 31, 2024 and, acting together, may have the ability to substantially affect matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.
Anti-takeover provisions in our restated certificate of incorporation (our “Charter”), our Restated Bylaws (our “Bylaws”) and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management, which may depress the trading price of our common stock.
Provisions in our Charter and Bylaws may delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our Charter and Bylaws:
•provide for a classified board of directors with three classes;
•permit our board of directors to issue certain shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control);
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that our board of directors or any individual director may only be removed with cause and by the affirmative vote of the holders of at least 80% of the voting power of all of our then-outstanding shares of capital stock entitled to vote at an election of directors, voting together as a single class;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled only by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;
•do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);
•provide that special meetings of our stockholders may be called only by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and
•provide that the Court of Chancery of the State of Delaware (or, in the event that the Delaware Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for the any stockholder to bring: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our Charter or our Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over any indispensable parties.
The amendment of any of these provisions, with the exception of the ability of our board of directors to issue shares of preferred stock and designate any rights, preferences and privileges thereto, would require approval by the holders of at least 80% of our then-outstanding common stock.
In addition, as a Delaware corporation, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning 15% or more of our outstanding voting stock from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.
Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, such provisions would apply even if the offer may be considered beneficial by some stockholders. These and other provisions in our Charter and Bylaws and under Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, and could delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district court of the United States for the District of Delaware will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over any indispensable parties, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our Charter or our Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find such exclusive forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
Significant additional capital may be needed in the future to continue our planned operations. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We have in the past used, and currently have the ability to use, an “at-the-market” (“ATM”) sales program to raise capital by selling our securities through a sales agent up to established limits, and have also issued shares of our common stock in registered offerings and shares of convertible preferred equity to institutional investors in registered and private direct offerings. We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital or convertible securities, through any ATM program, public equity offering, direct offering, private offering or otherwise, our stockholders may experience substantial dilution. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
Funds affiliated with Baker Bros. Advisors LP hold a significant portion of our total outstanding shares of common stock (including shares of our common stock issuable upon conversion of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and pre-funded warrants), and any sale of such shares into the market, or a perception that such sales could occur, in the future could cause the market price of our common stock to drop significantly.
Based on a Schedule 13D/A filed with the SEC on March 25, 2024, 667, L.P. and Baker Brothers Life Sciences, L.P., funds affiliated with Baker Bros. Advisors LP (“Baker Bros.”), reported an ownership interest in (i) Madrigal common stock and (ii) other Madrigal securities with limitations on conversion or exercise to common stock. If such limitations did not exist, Baker Bros. would be deemed to beneficially own 7,050,177 shares of our common stock (which includes 1,969,797 shares of common stock issuable upon the conversion of our Series A Convertible Preferred Stock and 400,000 shares of common stock issuable upon the conversion of our Series B Convertible Preferred Stock, each of which are common stock equivalents with no voting rights, that are convertible into shares of common stock on a 1-for-1 basis only to the extent that after giving effect to such conversion the holders thereof and their affiliates and any persons who are members of a Section 13(d) group with such holders or their affiliates would beneficially own (in the aggregate, for purposes of Rule 13d-3 under the Exchange Act) no more than 4.99% of the outstanding common stock. The Series B Convertible Preferred Stock beneficial ownership limitation may be increased or decreased up to 19.99% at the holder’s election, provided that any such increase will not be effective until the 61st day after such notice is provided to us. The Series A Convertible Preferred Stock beneficial ownership limitation may be increased or decreased to any other percentage provided that any such increase or decrease will not be effective until the 61st day after such notice is provided to us (the “Beneficial Ownership Limitations”). The 7,050,177 total shares also includes 2,705,790 pre-funded warrants. Without such limitations on conversion or exercise, Baker Bros. total ownership would represent 26% of our total outstanding shares of common stock as of December 31, 2024 on a fully exercised or as-converted to common stock basis. The pre-funded warrants are only exercisable to the extent that, after giving effect to such exercise, the holders thereof, together with their affiliates and any members of a Section 13(d) group with such holders, would beneficially own, for purposes of Rule 13d-3 under the Exchange Act, no more than 9.99% of the outstanding shares of our common stock (the “Maximum Percentage”). By written notice to us, holders of the pre-funded warrants may from time to time increase or decrease the Maximum Percentage to any other percentage not in excess of 19.99%. Any such increase in the Maximum Percentage will not be effective until the 61st day after such notice is provided to us. Sales of a substantial number of shares of our common stock in the public market by Baker Bros., or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales by Baker Bros., or any perception that such sales may occur, may have on the prevailing market price of our common stock.
Sales of a significant number of shares of our common stock in the public markets or significant short sales of our common stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.
As of December 31, 2024, there were a number of investors or investor groups that held a significant beneficial ownership interest in our common stock. Dr. Paul Friedman, a member of our board of directors, and Dr. Rebecca Taub, a member of our board of directors and our Chief Medical Officer and President of Research and Development, collectively beneficially own 2,107,078 shares (9.2%) of our common stock (the “Friedman/Taub Holdings”). Based on a Schedule 13D/A filed with the SEC on March 25, 2024, funds affiliated with Baker Bros. Advisors LP beneficially owned (for SEC reporting purposes) 9.99% of our common stock and maintained an ownership interest in up to 7,050,177 shares of our common stock subject to exercise or conversion limits such as the Beneficial Ownership Limitation and the Maximum Percentage (the “Baker Bros. Holdings”), as described in the preceding paragraph. Based on a Schedule 13G/A filed with the SEC on February 14, 2024, funds affiliated with Avoro Capital Advisors LLC reported beneficial ownership of 2,288,888 shares of our common stock, including pre-funded warrants to purchase 400,000 shares of common stock that are subject to the Maximum Percentage (the “Avoro Holdings”). In addition, as of December 31, 2024, there are: 2,263,222 shares of our common stock issuable upon the exercise of outstanding stock options or the vesting of restricted stock units and performance stock units (assuming the maximum outcome of the performance conditions) under our 2015 Stock Plan, as amended, and 2023 Inducement Plan; pre-funded warrants to purchase shares of common stock pursuant to outstanding pre-funded warrants as described above and 19,454 shares of our common stock issuable upon the exercise of outstanding vested warrants held by our creditors consisting of Hercules and affiliates. In addition, there are other institutional investors (including funds affiliated with Janus Henderson Group plc, which reported beneficial ownership of 2,208,394 shares of our common stock (10.1%) in a Schedule 13G/A filed with the SEC on February 14, 2025) who from time to time file Schedule 13Gs (or amendments thereto) or Form 13Fs reflecting substantial beneficial ownership of our outstanding common stock.
Sales of a substantial number of shares of our common stock by one or more of the investors or groups listed above or other equity-related securities in the public markets could depress the market price of our common stock and impair our ability to raise capital. If there are significant sales or short sales of our stock, the price decline that could result from this activity may cause the share price to decline further, which, in turn, may cause long holders of our common stock to sell their shares, thereby contributing to sales of common stock in the market. See the risk factor titled “The price of our common stock has been, and may continue to be, volatile.” for additional information. Such sales or short sales also may impair our ability to raise capital through the sale of additional shares in the future at a time and price that our management deems acceptable, if at all.
We do not anticipate paying cash dividends on our common stock, and accordingly, stockholders must rely on stock appreciation, if any, for any return on their investment.
We have never declared or paid any cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the future. As a result, the only return to stockholders will be appreciation in the price of our common stock, which may never occur. Investors seeking cash dividends should not invest in our common stock.
If securities analysts publish negative evaluations of our stock, the price of our stock could decline.
The trading market for our common stock depends in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who may cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

General Risk Factors
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
As a public company, we incur significant and ongoing legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market (“Nasdaq”) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and regulatory reform may lead to changes in regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect to continue to incur substantial costs to comply with the rules and regulations applicable to public companies. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Any increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business and operations.
Our information technology infrastructure is subject to threats from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In addition, the information technology systems of our current or future third-party collaborators, service providers, contractors and consultants are subject to similar threats, and we depend in part on third-party security measures over which we do not have full control to protect against data security incidents. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and such attacks are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. Like other companies in our industry, we have experienced and will likely continue to experience, threats and cybersecurity incidents relating to our data, information technology systems and infrastructure, and the systems of our third-party vendors. In addition to extracting information (which could be sensitive), such as trade secrets or other intellectual property, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means, including ransom demands, to affect service reliability and/or threaten the confidentiality, integrity and availability of information. Such an event could result in a material disruption of our operations or development programs and/or produce significant reputational, financial, legal, regulatory, business or operational harm. For example, any loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
To the extent that any incident, disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, product or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of and regulatory approval efforts for our product candidates or commercialization of our product could be delayed. We have been subject to cybersecurity attacks in the past that have impacted our systems and data. Although we have taken steps to enhance our cybersecurity protections and minimize the impact of any future event, we cannot provide any assurances that future cyber events will not occur, that these security safeguards will be successful, and that future cyber events, to the extent they occur, will not impact our operations or have any material adverse impact on our business. As a result, we may not in the future successfully prevent service interruptions, exfiltrations or data security incidents that could materially adversely affect our business. In addition, insurance may not cover or be sufficient in type or amount to cover us against claims related to cyber incidents.
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in: governmental investigations, litigation, regulatory enforcement actions, fines, sanctions or other penalties, injunctive relief requiring costly compliance measures, required notification and credit monitoring, public statements against us, third parties to lose trust in us, or claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other cybersecurity attacks can be difficult to detect, and any delay in identifying such threats or attacks may lead to increased harm.
Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
We may use and integrate artificial intelligence into our business processes both in our own development and implementation of models and through the adoption of commercially available tools. Use of this technology presents risks and challenges that could affect our business.
The development of artificial intelligence models requires resources for design, development, testing and maintenance. We must also endeavor to implement artificial intelligence in accordance with applicable law and regulation, in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or use models that contain actual or perceived biases, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, the use of artificial intelligence technologies can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.
Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. We are also required to comply with the auditor attestation requirements of Section 404(b). The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies.
Our ability to use net operating loss (“NOL”) and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code.
Our NOLs have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits.

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2024, the Company had NOLs for U.S. federal and state income tax purposes of approximately $850.2 million and $823.5 million, respectively, a portion of which expire beginning in 2031 if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”),, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code, or similar state provisions, has previously occurred. We may also experience ownership changes in the future as a result of future transactions in our stock (some of which are outside our control). Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. As a result, if we earn net taxable income, our ability to use the NOLs reflected on our balance sheet to offset U.S. federal taxable income may become subject to limitations, which could adversely affect our operating results and financial condition.
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect the Company or holders of our common stock. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our tax liability or the tax liability of holders of our common stock or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
Tax laws related to U.S. federal, state and local and international income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Business disruptions could seriously harm our operations, future revenues and financial condition and increase our costs and expenses.
Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to geopolitical events, natural disasters, power and other infrastructure failures or shortages, public health crises, pandemics or epidemics, and other natural or man-made disasters or business interruptions. In addition, geopolitical and other events, such as the Russian invasion of Ukraine or the conflicts in the Middle East, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. The occurrence of any of these business disruptions could seriously harm our operations, future revenues and financial condition and increase our costs and expenses.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct key operations. We depend on our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.
Cybersecurity Program
Given the importance of cybersecurity to our business, we maintain a cybersecurity program to support the effectiveness of our systems and our preparedness for information security risks. This program includes a number of administrative, physical, and technical safeguards. We have conducted and continue to conduct evaluations of our cybersecurity program through periodic external audits and penetration tests. We also require cybersecurity trainings when onboarding new employees, contractors and other workforce members, as well as annual cybersecurity awareness training for our employees, contractors and other workforce members. Our program is based on industry frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) to strengthen our program effectiveness and reduce cybersecurity risks.
We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate. We use a number of means to assess cyber risks related to our third-party service providers, including collecting vendor questionnaires and conducting due diligence in connection with onboarding new vendors. We also collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our contracts where applicable as part of our oversight of third-party providers.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
In the event of a cybersecurity incident, we maintain an incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat; containing the threat; remediating the threat, including recovery of data and access to systems; analyzing any reporting obligations associated with the incident and performing post-incident analysis.
We have relationships with a number of third-party service providers to assist with cybersecurity monitoring, containment and remediation efforts.
Governance
Management Oversight
Our controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Information Technology (“IT”) Security and Risk Committee, which consists of our Chief Information Officer (“CIO”) and internal and third-party cybersecurity professionals. Our CIO has more than 25 years of experience as an IT professional overseeing and supporting IT operations in the biopharmaceutical industry, including several years of experience in cybersecurity. The members of the IT Security and Risk Committee also have expertise in cybersecurity. The IT Security and Risk Committee is responsible for the day-to-day management of our cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure that the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our CIO provides regular briefings to our senior management team on cybersecurity matters, including threats, events and program enhancements.
Board Oversight
While our board of directors has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management and overseeing our data privacy, information technology and security and cybersecurity risk exposures, including: (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (ii) the programs and steps implemented by management to monitor and mitigate any exposures; (iii) our information governance and cybersecurity policies and programs and (iv) major legislative and regulatory developments that could materially impact our data privacy and cybersecurity risk exposure. On a quarterly basis, our General Counsel, Chief Financial Officer (“CFO”) and CIO report to the Audit Committee on information technology and cybersecurity matters, including, as appropriate, key risks, a detailed threat assessment relating to information technology risks, as applicable, the potential impact of those exposures on our business, financial results, operations and reputation, the programs and steps implemented by management to monitor and mitigate exposures and any major legal developments that could significantly impact our cybersecurity risk exposure.
Cybersecurity Risks
Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) process. As part of our ERM process, department leaders identify, assess and evaluate risks impacting our operations across our organization, including those risks related to cybersecurity. While we believe we maintain an effective cybersecurity program, the techniques used to infiltrate IT systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures.
We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our systems, networks and technology.
To date, there have not been any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations or financial condition. See the section titled "Risk Factors—General Risk Factors—A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business and operations." in this Annual Report for more information.
Item 2.    Properties
As of December 31, 2024, we leased our approximately 29,415 square-foot corporate headquarters facility located in West Conshohocken, Pennsylvania. Our lease contains extension rights beyond the scheduled lease expiration date of November 30, 2026. We continue to evaluate our facility requirements and believe that appropriate space will be available to accommodate our future needs.
Item 3.    Legal Proceedings
We currently are not a party to any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Stock Market under the symbol “MDGL.”
Holders
As of December 31, 2024, there were approximately 23 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. In addition, we had two holders of record who owned shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and three holders of our pre-funded warrants.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity during the period covered by this Annual Report.
Unregistered Sales of Securities
During the year ended December 31, 2024, we did not issue or sell any unregistered securities.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2019 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.

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
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K (this “Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the sections titled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere herein, our actual results may differ materially from those anticipated in these forward-looking statements.
Executive Overview
We are a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. MASH is expected to become the leading cause of liver transplantation in the United States and is already the leading cause of liver transplantation among women in the United States. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first and only therapy approved by the U.S. Food and Drug Administration (the “FDA”) for patients with MASH and was commercially available in the United States beginning in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
See “Part I, Item 1. Business” for a summary of our commercial and clinical activities.
Financial Overview
We have incurred losses since inception resulting in an accumulated deficit of $1,802.2 million as of December 31, 2024. Prior to generating product revenue from sales of Rezdiffra beginning in April 2024, we financed our operations primarily through public and private offerings of our equity securities and through our loan facility (“Loan Facility”) with Hercules Capital, Inc. (“Hercules”). We have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, establishing a commercial infrastructure to support the launch of Rezdiffra and selling, general and administrative expenses. As a result of planned expenditures to commercialize Rezdiffra, expand our commercial operations to Europe (subject to receipt of regulatory approval), continue research and development activities, manage and grow our intellectual property portfolio, engage in potential business development transactions and costs associated with general corporate activities, we expect to incur additional operating losses.
Our ability to reduce operating losses and begin to generate positive cash flow from operations depends on our ability to successfully commercialize Rezdiffra and achieve positive results from our post-approval trials in order to obtain full approval of Rezdiffra in the United States and potentially expand the eligible patient population. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of Rezdiffra; the scope and progress of our research and development efforts and the timing of certain expenses.
See the section titled “Risk Factors—Risks Related to Our Financial Position and Need for Capital.” in this Annual Report for additional information.
Key Components of Our Operating Results
Product Revenue, Net
In March 2024, the FDA approved Rezdiffra for the treatment of noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra is a once-daily, oral, liver-directed, THR-ß agonist designed to target key underlying causes of MASH. Rezdiffra was launched for sale in the United States in April 2024. As described in the “Critical Accounting Policies and Estimates” section below, revenue is recorded net of variable consideration, which includes prompt pay discounts, service fees, returns, chargebacks, government rebates and co-payment assistance.
Cost of Sales
Cost of sales includes the cost of manufacturing and distribution of inventory related to sales of Rezdiffra. We expect cost of sales to increase in the future, as manufacturing costs incurred prior to regulatory approval were expensed to research and development rather than capitalized as inventory, as approval was considered uncertain.

Research and Development Expenses
Research and development expenses primarily consist of costs associated with our research activities, including the clinical development of our product candidates. We expense our research and development expenses as incurred. We contract with clinical research organizations to manage our clinical trials under agreed upon budgets for each trial, with oversight by our clinical program managers. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. Manufacturing expense includes costs associated with drug formulation development and clinical drug production. We do not track employee- and facility-related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and not be meaningful.
Our research and development expenses consist primarily of:
•salaries and related expense, including stock-based compensation;
•external expenses paid to clinical trial sites, contract research organizations, laboratories, database software and consultants that conduct clinical trials;
•expenses related to development and the production of non-clinical and clinical trial supplies, including fees paid to contract manufacturers;
•expenses related to preclinical studies;
•expenses related to compliance with drug development regulatory requirements; and
•other allocated expenses, which include direct and allocated expenses for depreciation of equipment and other supplies.
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical trial programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.
Completion dates and costs for our clinical development programs as well as our research program can vary significantly for any future product candidate and are difficult to predict. As a result, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of product candidates at this point in time. We expect that we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of research, results of ongoing and future clinical trials, potential collaborative agreements with respect to programs or potential product candidates and ongoing assessments as to each product candidate’s commercial potential.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees, management costs, costs associated with obtaining and maintaining our patent portfolio, commercial and marketing activities, corporate insurance, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.
We expect that our selling, general and administrative expenses will increase in the future as we expand our operating activities, continue commercialization efforts, including extending operations into new geographies (if approved), maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and SEC requirements.
Interest Income
Interest income consists primarily of interest and dividend income earned on cash equivalents and marketable securities.
Interest Expense

Interest expense consists primarily of interest accrued on principal balances under the Loan Facility with Hercules.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to gross to net expenses, inventory valuation, accrued research and development expenses and stock-based compensation expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Revenue Recognition
Our accounting policy over revenue recognition has a significant impact on our financial results and involves substantial judgement and estimation. The amount of revenue we recognize is impacted by variable consideration, as described in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements. Our gross to net estimates are based on contracts with customers, government agencies, healthcare providers, industry data, historical information, and other factors. The judgements and estimates involved in determining variable consideration are reviewed each reporting period, as all are subject to adjustments as new information becomes available.
We recognize revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers. Revenue is recognized at a point in time when the customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract and (v) recognize revenue when (or as) we satisfy its performance obligation(s).
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
Accruals are established for gross to net deductions and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the customer or as an accrued liability, depending on the means by which the deduction is settled. Sales deductions are based on management’s estimates that involve a substantial degree of judgment.
Prompt Pay: Customers receive a prompt pay discount for payments made within a contractually agreed number of days before the due date. The discounts are accounted for as a reduction of the transaction price and recorded as a contra receivable.
Returns: We record allowances for product returns as a reduction of revenue at the time product sales are recorded. Product returns are estimated based on forecasted sales and historical and industry data. Returns are permitted in accordance with the return goods policy defined within each customer agreement. A returns reserve is recorded as an accrued liability.
Chargebacks: We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from us. The customer charges us for the difference between what it pays to us for the product and the selling price to the qualified healthcare providers, with the difference recorded as a contra receivable.
Co-Payment Assistance: Co-payment assistance programs are offered to eligible end-users as price concessions and are recorded as accrued liabilities and a reduction of the transaction price. We use a third-party to administer the co-payment program for pharmacy benefit claims.
Rebates: We are subject to discount obligations under government programs, including Medicaid and Medicare. Reserves for rebates are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on the consolidated balance sheet. Our estimate for rebates is based on statutory discount rates, expected utilization or an estimated number of patients on treatment, as applicable.
Inventory
Inventory, which consists of work in process and finished goods, is stated at the lower of cost or estimated net realizable value, using actual cost, based on a first-in, first-out method. The balance sheet classification of inventory as current or non-current is determined by whether it will be consumed within our normal operating cycle. We periodically review our inventory for factors that could impact the future recoverability and realization of future sales, which requires estimates and judgements. We analyze our inventory levels quarterly and write down inventory subject to expiry, in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of sales in the accompanying Consolidated Statements of Income. We capitalize inventory costs when future commercial sale in the ordinary course of business is probable.
Results of Operations
Discussion of Results of Operations
The following table provides comparative results of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,			2024 vs 2023		2023 vs 2022
	2024	2023	2022	$	%	$	%
Product revenue, net	$180,133	$—	$—	$180,133	100%	$—	—%
Operating expenses:
Cost of sales	6,233	—	—	6,233	100%	—	—%
Research and development	236,718	272,350	245,441	(35,632)	(13)%	26,909	11%
Selling, general and administrative	435,057	108,146	48,130	326,911	302%	60,016	125%
Total operating expenses	678,008	380,496	293,571	297,512	78%	86,925	30%
Loss from operations	(497,875)	(380,496)	(293,571)	(117,379)	31%	(86,925)	30%
Interest income	46,654	19,578	2,185	27,076	138%	17,393	796%
Interest expense	(14,671)	(12,712)	(3,964)	(1,959)	15%	(8,748)	221%
Net loss	$(465,892)	$(373,630)	$(295,350)	$(92,262)	25%	$(78,280)	27%
Revenue
We began selling Rezdiffra in April 2024. For the year ended December 31, 2024, we recorded $180.1 million of product revenue, net.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the year ended December 31, 2024, we recorded $6.2 million of cost of sales.

Research and Development Expense
The following represents our research and development expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,			2024 vs 2023		2023 vs 2022
	2024	2023	2022	$	%	$	%
Personnel and Internal Expense	$73,418	$56,824	$39,121	$16,594	29%	$17,703	45%
External Expense	163,300	215,526	206,320	(52,226)	(24)%	9,206	4%
Total	$236,718	$272,350	$245,441	$(35,632)	(13%)	$26,909	11%
Our research and development expenses were $236.7 million for the year ended December 31, 2024 compared to $272.4 million for the year ended December 31, 2023. Research and development expenses decreased by $35.6 million in 2024 primarily due to a reduction in clinical trial expense and the change in accounting for inventory costs following FDA approval of Rezdiffra in March 2024, partially offset by increases in headcount.
Selling, General and Administrative Expense
Our selling, general and administrative expenses were $435.1 million for the year ended December 31, 2024 compared to $108.1 million for the year ended December 31, 2023. Selling, general and administrative expenses increased by $326.9 million in 2024 due primarily to increases for commercial launch activities for Rezdiffra, including a corresponding increase in headcount, and an increase in stock compensation expense.
Interest Income
Our interest income was $46.7 million for the year ended December 31, 2024 compared to $19.6 million for the year ended December 31, 2023. The increase in interest income was due primarily to higher principal balances and interest rates in 2024.
Interest Expense
Our interest expense was $14.7 million for the year ended December 31, 2024, compared to $12.7 million for the year ended December 31, 2023. The increase in interest expense was primarily the result of a higher average outstanding principal balance during the period under the Loan Facility with Hercules.
Comparison of the Years Ended December 31, 2023 and 2022
For discussion of our 2023 results and a comparison with 2022 results please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 28, 2024.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through proceeds from sales of our capital stock and debt financings.
As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities totaling $931.3 million compared to $634.1 million as of December 31, 2023, with this increase attributable to our 2024 public offering, where we received net proceeds of approximately $659.9 million.
Until we are able to generate sufficient revenue from Rezdiffra and any other approved products, we anticipate that we will continue to incur significant losses. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, our commercialization efforts and geographic expansion activities and our business development goals, we believe our available cash resources are sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors, including our ability to effectively commercialize Rezdiffra, our decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials and our entry into any strategic transactions. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we may need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. Additional capital, if needed, may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, this could have a material adverse effect on our business, results of operations and financial condition. We have the ability to delay certain commercial activities, geographic expansion activities and certain research activities and related clinical expenses, if necessary, due to liquidity concerns until a date when those concerns are relieved.
At-the-Market Sales Agreement
In May 2023, we entered into Amendment No. 1 (the “Sales Agreement Amendment”) to our prior sales agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (“Cowen”), which was subsequently terminated in May 2024 when we entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement, as amended by the Sales Agreement Amendment. We are authorized to issue and sell up to $300.0 million in shares of our common stock under the 2024 Sales Agreement. We sold no shares during the year ended December 31, 2024 under either the 2021 Sales Agreement, as amended by the Sales Agreement Amendment, or the 2024 Sales Agreement.
Since the entry into the Sales Agreement Amendment in May 2023, we sold 98,101 shares in total under the 2021 Sales Agreement, as amended by the Sales Agreement Amendment, for an aggregate of $25.2 million in gross proceeds, with net proceeds to us of approximately $24.5 million after deducting commissions and other transaction costs. All shares were sold pursuant to our effective Registration Statement and the prospectus supplement relating thereto. In total, we sold 1,334,044 shares of Common Stock having an aggregate offering price of $225.1 million pursuant to the 2021 Sales Agreement, as amended by the Sales Agreement Amendment.
As of December 31, 2024, $300.0 million remained reserved and available for sale under the 2024 Sales Agreement and our related prospectus supplement.
Sales of our common stock, if any, under the Sales Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. We have no obligation to sell any common stock and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement pursuant to its terms.
Loan Facility
In May 2022 we entered into the $250.0 million Loan Facility with Hercules. Under the terms of the Loan Facility, the first $50.0 million tranche (“Tranche 1”) was drawn at closing. On February 3, 2023, we entered into the First Amendment (the “First Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, $65.0 million was drawn in 2023 under the second tranche (“Tranche 2”). The third tranche (“Tranche 3”) of $75.0 million became available to us when we obtained FDA approval for Rezdiffra in March 2024. We did not draw on Tranche 3 prior to its expiration in June 2024. On August 22, 2024, we entered into the Second Amendment (the “Second Amendment”) to the Loan Facility (as amended by the First Amendment and the Second Amendment, the “Second Amended Loan Facility”). Under the Second Amended Loan Facility, our borrowing capacity available under Tranche 4 increased to include the $75.0 million available under Tranche 3 that was not utilized by us. After such increase, our current borrowing capacity is $135.0 million under Tranche 4, which is available subject to Hercules’ sole discretion.
In connection with Tranche 1, in 2022 we issued Hercules warrants to purchase 14,899 shares of our common stock, which had a Black-Scholes value of $0.6 million. In connection with Tranche 2, in 2023 we issued to Hercules warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million.
The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The First Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. We were originally scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026 when we achieved a milestone when Rezdiffra received FDA approval. The interest-only period can be further extended to May 3, 2027, upon the achievement of regulatory approval milestones and future revenue covenants, subject to compliance with applicable covenants. The Loan Facility originally matured in May 2026, but the maturity date was extended to May 2027 when we achieved a milestone upon receipt of FDA approval in March 2024. The Loan Facility is secured by a security interest in substantially all of our assets, other than intellectual property. The Loan Facility includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount.
The Loan Facility includes affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if we achieve certain clinical milestones and a revenue milestone. The Loan Facility also includes a revenue-based covenant that could apply commencing at or after the time that the financial reporting became due for the quarter ended September 30, 2024, however the revenue-based covenant will be automatically waived pursuant to the terms of the Loan Facility at any time in which we maintain, as measured monthly, (i) a certain level of cash, cash equivalents and liquid funds relative to debt outstanding under the Loan Facility or (ii) a market capitalization of at least $1.2 billion. The Loan Facility contains event of default provisions for: our failure to make required payments or maintain compliance with covenants under the Loan Facility; our breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting us; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on us, provided that, any failure to achieve approval or certain other milestones under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes and deposit accounts.
As of December 31, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of December 31, 2024 was 9.95%. As of December 31, 2024, we were in compliance with all loan covenants and provisions.
March 2024 Public Offering
On March 18, 2024, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC, Evercore Group L.L.C. and Piper Sandler & Co, as representatives of the several underwriters named therein (the “2024 Underwriters”), pursuant to which we sold to the 2024 Underwriters in an underwritten public offering (the “2024 Offering”): (i) 750,000 shares of common stock at a public offering price of $260.00 per share, (ii) pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 1,557,692 shares of common stock at a public offering price of $259.9999 per 2024 Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant and (iii) a 30-day option for the 2024 Underwriters to purchase up to 346,153 additional shares of common stock at the public offering price of $260.00 per share (the “Underwriters’ Option”). The 2024 Offering closed on March 21, 2024.
The net proceeds of the 2024 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses payable by us, were approximately $659.9 million.
We intend to use the net proceeds from the 2024 Offering for our commercial activities in connection with the commercial launch of Rezdiffra in the United States and for general corporate purposes, including, without limitation, research and development expenditures, ongoing clinical trial expenditures, manufacture and supply of drug substance and drug products, potential ex-U.S. commercialization or partnering opportunities, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
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
The gross proceeds of the 2023 Offering was $500.0 million, and we received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by us, of approximately $472.0 million. We intend to use the net proceeds from the 2023 Offering for our clinical and commercial activities in preparation for a potential launch of resmetirom in the United States and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
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
Cash Flows
The following table summarizes our net cash flow activity (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(455,572)	$(324,230)	$(224,857)
Net cash provided by (used in) investing activities	(274,386)	(502,520)	206,686
Net cash provided by financing activities	735,062	595,116	313,451
Net increase (decrease) in cash and cash equivalents	$5,104	$(231,634)	$295,280
Operating Activities
Net cash used in operating activities was $455.6 million, $324.2 million, and $224.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Investing Activities
Net cash used in investing activities was $274.4 million for the year ended December 31, 2024 and consisted primarily of $1,131.2 million of purchases of marketable securities for our investment portfolio, partially offset by $863.3 million from sales and maturities of marketable securities from our investment portfolio.
Net cash used in investing activities was $502.5 million for the year ended December 31, 2023 and consisted primarily of $834.4 million of purchases of marketable securities for our investment portfolio, partially offset by $333.4 million from sales and maturities of marketable securities.
Net cash provided by investing activities was $206.7 million for the year ended December 31, 2022 and consisted primarily of $350.4 million from sales and maturities of marketable securities, partially offset by $143.5 million of purchase of marketable securities for our investment portfolio.
Financing Activities
Net cash provided by financing activities was $735.1 million for the year ended December 31, 2024 and consisted primarily of $659.9 million in proceeds from the 2024 Offering, in addition to $76.9 million from proceeds from the exercise of common stock options.
Net cash provided by financing activities was $595.1 million for the year ended December 31, 2023 and consisted primarily of $472.0 million in proceeds from our 2023 Offering, in addition to $65.0 million in borrowings under the Loan Facility, $34.0 million from proceeds from the exercise of common stock options, and $24.5 million from sales of our common stock under the 2021 Sales Agreement, partially offset by $0.4 million of loan issuance costs.
Net cash provided by financing activities was $313.5 million for the year ended December 31, 2022 and consisted primarily of sales of our common stock under the 2021 Sales Agreement and a registered direct offering of Series B Convertible Preferred Stock and common stock in December 2022, and debt borrowings under our Loan Facility.
Contractual Obligations and Commercial Commitments
We have contractual obligations relating to operating leases at our corporate headquarters facility located in West Conshohocken, Pennsylvania. Non-lease rent payments relate to a short-term lease in Waltham, Massachusetts. The Company also entered into a lease agreement on December 17, 2024 in Switzerland. As the lease commencement date had not yet occurred as of December 31, 2024, there is no impact to the financial statements.
In 2019, we entered into an operating lease for office space in certain premises located in West Conshohocken, PA (the “Office Lease"), which was further amended by three amendments entered into from 2019 to 2022. In May 2023, we entered into the Fourth Amendment to the Office Lease (the “Fourth Lease Amendment”), which did not have a financial impact. In August 2023, we entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The

Fifth Lease Amendment extends the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023. In April 2024 and May 2024, we entered into the Sixth Amendment (the “Sixth Lease Amendment”) and the Seventh Amendment (the “Seventh Lease Amendment”) to the Office Lease, respectively, leasing additional office space available in the same premises under the Office Lease. The lease for such additional office space commenced in September 2024 and resulted in an incremental $1.2 million right-of-use asset and lease liability being recorded. In August 2024, we entered into the Eighth Amendment (the “Eighth Lease Amendment”) and in October 2024, we entered into the Ninth Amendment (the “Ninth Lease Amendment”) to the Office Lease, further expanding the amount of office space in the same premises. The lease for the additional office space under the Eighth Lease Amendment and Ninth Lease Amendment commenced in November 2024 and resulted in an incremental $0.2 million right-of-use asset and lease liability recorded.
In May 2022 we entered into the $250.0 million Loan Facility. As of December 31, 2024, we had drawn $115.0 million under the Loan Facility. We are scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2026, which period may be extended to May 3, 2027 upon the achievement of future revenue milestones, and subject to compliance with applicable covenants.
The Roche Agreement grants us a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product, as defined in the Roche Agreement. We received FDA approval for Rezdiffra in March 2024. A tiered single-digit royalty is payable to Roche on net sales of Rezdiffra, subject to certain reductions.
We have entered into customary contractual arrangements in support of the Phase 3 clinical trials as well as manufacturing costs of Rezdiffra.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than 12 months and no security with an effective duration in excess of 24 months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.
In May 2022, we entered into a Loan Facility that has an interest rate that is linked to the prime rate. We do not believe that we have any material exposure to interest rate risk given the current principal amount of the loan.
Capital Market Risk
Although we receive product revenues from sales of Rezdiffra, we may in the future depend on funds raised through other sources. One potential source of funding is through equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.
Effects of Inflation
Inflation generally may affect us by increasing our cost of labor, clinical trial costs and manufacturing costs. We do not believe inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024, 2023 or 2022. Should global inflation increase in the future, we expect increases in clinical trial, selling, labor and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data.
The information required by this Item 8 is included in our Financial Statements and Supplementary Data set forth in Item 15 of Part IV of this Annual Report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Director and Executive Officer 10b5-1 Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities that were adopted by our executive officers and directors during the quarter ended December 31, 2024. Each of the plans was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each a “Trading Plan”).

Name and Title	Action Taken (Date)	Duration of Plan (1)	Aggregate Number of Securities that May be Sold
Bill Sibold, Chief Executive Officer	Adoption (11/15/2024)	11/15/24 – 6/30/26	7,616
Mardi Dier, Chief Financial Officer	Adoption (11/13/2024)	11/13/24 – 10/31/25	2,218(2)
Carole Huntsman, Chief Commercial Officer	Adoption (11/5/2024)	11/5/24 – 1/31/26	4,701(2)
Shannon Kelley, General Counsel	Adoption (11/7/2024)	11/7/24 – 1/31/26	2,409(2)

(1) Each Trading Plan is subject to a “cooling-off” period as set forth in Rule 10b5-1(c). Each Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by the broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

(2) Each Trading Plan provides for the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares sold to satisfy applicable taxes. The number of shares to be sold to satisfy taxes, and thus the exact number of shares to be sold pursuant to each Trading Plan, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be sold to satisfy tax obligations.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11.    Executive Compensation.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14.    Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report:

Item 15(a)(1) and (2)
The Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report. Other financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

Item 15(a)(3)	We have filed, or incorporated into this Annual Report by reference, the exhibits listed on the accompanying Exhibit Index.

Item 15(b)	See Item 15(a)(3) above.

Item 15(c)	See Item 15(a)(2) above.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Restated Certificate of Incorporation of the Registrant.		Form 10-K (Exhibit 3.1)	3/31/2017	001-33277

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Madrigal Pharmaceuticals, Inc., as filed on June 16, 2023 with the Secretary of State of the State of Delaware.		Form 8-K (Exhibit 3.1)	6/20/2023	001-33277

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	6/21/2017	001-33277

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	12/23/2022	001-33277

3.5	Bylaws of the Registrant, as amended April 13, 2016.		Form 8-K (Exhibit 3.1)	4/14/2016	001-33277

4.1	Form of Warrant Agreement, dated May 9, 2022, between the Registrant and Hercules Capital, Inc. and affiliates.		Form 10-Q (Exhibit 4.1)	08/04/2022	001-33277

4.2†	Form of Tranche 2 Warrant Agreement, dated February 3, 2023, by and among the Registrant and Hercules Capital, Inc. and affiliates.		Form 8-K (Exhibit 4.1)	2/9/2023	001-33277

4.3	Form of Pre-Funded Warrant of the Registrant.		Form 8-K (Exhibit 4.1)	10/2/2023	001-33277

4.4	Description of Securities of the Registrant.		Form 10-K (Exhibit 4.3)	2/23/2023	001-33277

Equity Agreements

10.1	Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors party thereto, including the Registration Rights Agreement attached as Exhibit B thereto.		Form 8-K (Exhibit 10.1)	6/21/2017	001-33277

10.2	Amendment No. 2, dated December 22, 2022, to Securities Purchase Agreement, dated June 20, 2017, by and among the Registrant and the investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.2)	12/23/2022	001-33277

10.3	Sales Agreement, dated May 7, 2024, by and between Madrigal Pharmaceuticals, Inc. and TD Securities (USA) LLC.		Form 8-K (Exhibit 1.1)	5/7/2024	001-33277

10.4	Securities Purchase Agreement, dated December 21, 2022, by and among the Registrant and the institutional investors listed on the signature pages thereto.		Form 8-K (Exhibit 10.1)	12/23/2022	001-33277

10.6	Registration Rights Agreement, dated August 7, 2023, by and among Madrigal Pharmaceuticals, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P.		Form 10-Q (Exhibit 10.2)	8/8/2023	001-33277

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

Debt Agreements

10.7†#
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
			Form 10-Q (Exhibit 10.2)	10/31/2024	001-33277

Agreements with Respect to Collaborations, Licenses, Research and Development

10.8†#	Research, Development and Commercialization Agreement, dated December 18, 2008, by and between Hoffmann-La Roche, Inc., F. Hoffmann-La Roche Ltd and the Registrant.†		Form 10-Q (Exhibit 10.5)	11/14/2016	001-33277

Equity Compensation Plans

10.9*	Amended 2015 Stock Plan.		Form 8-K (Exhibit 10.1)	6/27/2024	001-33277

10.10*	Form of Incentive Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.10)	3/31/2017	001-33277

10.11*	Form of Nonqualified Stock Option Agreement under Amended 2015 Stock Plan.		Form 10-K (Exhibit 10.11)	3/31/2017	001-33277

10.12*	Form of Nonqualified Stock Option Agreement for Directors under Amended 2015 Stock Plan (pre-2023).		Form 10-K (Exhibit 10.13)	3/31/2017	001-33277

10.13*	Form of RSU Agreement for Directors under Amended 2015 Stock Plan.		Form 10-Q (Exhibit 10.3)	8/8/2023	001-33277
10.14*	Form of RSU Agreement for Executive Officers (2023) under Amended 2015 Stock Plan.		Form 10-Q (Exhibit 10.4)	8/8/2023	001-33277

10.15*	Form of RSU Agreement for Employees under Amended 2015 Stock Plan.		Form 10-Q (Exhibit 10.5)	8/8/2023	001-33277

10.16*†	2023 Inducement Plan.		Form S-8	9/11/2023	333-27445

10.17*†	Form of Stock Option Agreement under 2023 Inducement Plan.		Form S-8	9/11/2023	333-27445

10.18*†	Form of Restricted Stock Unit Agreement under 2023 Inducement Plan.		Form S-8	9/11/2023	333-27445

Agreements with Executive Officers and Directors

10.19*	Form of Indemnification Agreement between the Registrant and certain directors and executive officers.		Form 10-K (Exhibit 10.20)	2/28/2024	001-33277

10.20*	Letter Agreement, dated April 13, 2016, by and between the Company and Rebecca Taub, M.D.		Form 8-K (Exhibit 10.4)	7/22/2016	001-33277

10.21*†	Letter Agreement (including agreements attached as exhibits thereto), dated September 7, 2023, by and between Madrigal Pharmaceuticals, Inc. and William J. Sibold.		Form 8-K (Exhibit 10.1)	9/13/2023	001-33277
10.22*†	Letter Agreement (including agreements attached as exhibits thereto), dated November 5, 2023, by and between Madrigal Pharmaceuticals, Inc. and Carole Huntsman.		Form 10-Q (Exhibit 10.1)	5/7/2024	001-33277
10.23*†	Letter Agreement (including agreements attached as exhibits thereto), dated February 25, 2024, by and between Madrigal Pharmaceuticals, Inc. and Mardi Dier.		Form 10-Q (Exhibit 10.2)	5/7/2024	001-33277
10.24*†
Letter Agreement, dated January 3, 2024, by and between Madrigal Pharmaceuticals, Inc. and Shannon Kelley, as amended and supplemented by the Letter Agreement, dated August 2, 2024, by and between Madrigal Pharmaceuticals, Inc. and Shannon Kelley.
			Form 10-Q (Exhibit 10.1)	10/31/2024	001-33277

Lease
10.25#	Office Lease (with respect to corporate headquarters facility located in West Conshohocken, Pennsylvania) and amendments thereto.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.26#	First Amendment to Office Lease.	X
10.27#	Second Amendment to Office Lease.	X
10.28#	Third Amendment to Office Lease.	X
10.29#	Fourth Amendment to Office Lease.	X
10.30#	Fifth Amendment to Office Lease.	X
10.31#	Sixth Amendment to Office Lease.	X
10.32#	Seventh Amendment to Office Lease.	X
10.33#	Eighth Amendment to Office Lease.	X
10.34#	Ninth Amendment to Office Lease.	X
Commercial Supply Agreement
10.35†#	Commercial Supply Agreement, dated as of August 21, 2023, by and between Gregory Pharmaceutical Holdings, Inc. (d/b/a UPM Pharmaceuticals) and Madrigal Pharmaceuticals, Inc.	X
10.36†#	Resmetirom Commercial Supply Agreement, dated as of December 23, 2024, by and between Evonik Corporation and Madrigal Pharmaceuticals, Inc.	X
19.1	Insider Trading Policy.	X

21.1	List of Subsidiaries.	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Incentive Compensation Recovery Policy.		Form 10-K (Exhibit 97.1)	2/28/2024	001-33277
97.2	Supplemental Compensation Recovery Policy.		Form 10-Q (Exhibit 10.3)	5/7/2024	001-33277

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X
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

MADRIGAL PHARMACEUTICALS INC.

Date: February 26, 2025	By:	/s/ WILLIAM J. SIBOLD
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints William J. Sibold and Mardi Dier and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Exchange Act, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM J. SIBOLD	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2025
William J. Sibold

/s/ MARDI C. DIER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025
Mardi C. Dier

/s/ JULIAN C. BAKER	Chair of the Board	February 26, 2025
Julian C. Baker

/s/ REBECCA TAUB, M.D.	Director	February 26, 2025
Rebecca Taub, M.D.

/s/ FRED B. CRAVES, PH.D.	Director	February 26, 2025
Fred B. Craves, Ph.D.

/s/ KENNETH M. BATE	Director	February 26, 2025
Kenneth M. Bate

/s/ PAUL A. FRIEDMAN, M.D.	Director	February 26, 2025
Paul A. Friedman, M.D.

/s/ RAYMOND CHEONG, M.D., PH.D.	Director	February 26, 2025
Raymond Cheong, M.D., Ph.D.

Signatures	Title	Date
/s/ RICHARD S. LEVY, M.D.	Director	February 26, 2025
Richard S. Levy, M.D.

/s/ JAMES M. DALY	Director	February 26, 2025
James M. Daly

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Madrigal Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Madrigal Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Recognition of Product Revenue, Net

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue at a point in time when the customer obtains control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenue is recorded net of variable consideration, which includes prompt pay discounts, returns, chargebacks, rebates, and co-payment assistance. Total product revenue, net, recognized during the year ended December 31, 2024 was $180.1 million.

The principal consideration for our determination that performing procedures relating to the recognition of product revenue, net is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as customer contracts, purchase orders, invoices, proof of delivery and subsequent cash receipts, where applicable; (ii) testing the Company’s reconciliation of gross revenue recognized from product sales to third-party information, and (iii) testing, on a sample basis, variable consideration transactions by obtaining and inspecting source documents such as rebate claims received from indirect customers and corresponding payments, and evaluating for consistency with the contractual terms and the Company’s policies.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2025

We have served as the Company’s auditor since 2016.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$100,019	$99,915
Restricted cash	5,000	—
Marketable securities	826,232	534,216
Trade receivables, net	53,822	—
Inventory	34,068	—
Prepaid expenses and other current assets	13,786	3,150
Total current assets	1,032,927	637,281
Property and equipment, net	2,190	1,553
Intangible assets, net	4,729	—
Right-of-use asset	2,401	1,713
Total assets	$1,042,247	$640,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,599	$28,041
Accrued liabilities	124,695	89,980
Lease liability	983	527
Total current liabilities	169,277	118,548
Long term liabilities:
Loan payable, net of discount	117,569	115,480
Lease liability	1,018	1,186
Total long term liabilities	118,587	116,666
Total liabilities	287,864	235,214
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at December 31, 2024 and December 31, 2023; 2,369,797 and 2,369,797 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at December 31, 2024 and December 31, 2023; 22,004,679 and 19,875,427 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,556,095	1,741,153
Accumulated other comprehensive income	468	468
Accumulated deficit	(1,802,182)	(1,336,290)
Total stockholders’ equity	754,383	405,333
Total liabilities and stockholders’ equity	$1,042,247	$640,547

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$180,133	$—	$—
Operating expenses:
Cost of sales	6,233	—	—
Research and development	236,718	272,350	245,441
Selling, general and administrative	435,057	108,146	48,130
Total operating expenses	678,008	380,496	293,571
Loss from operations	(497,875)	(380,496)	(293,571)
Interest income	46,654	19,578	2,185
Interest expense	(14,671)	(12,712)	(3,964)
Net loss	$(465,892)	$(373,630)	$(295,350)
Net loss per common share:
Basic and diluted net loss per common share	$(21.90)	$(19.99)	$(17.23)
Basic and diluted weighted average number of common shares outstanding	21,272,962	18,687,774	17,137,201
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net Loss	$(465,892)	$(373,630)	$(295,350)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	500	48
Comprehensive loss	$(465,892)	$(373,130)	$(295,302)
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,969,797	$—	17,103,395	$2	$863,495	$(80)	$(667,310)	$196,107
Issuance of common and preferred shares in equity offering, excluding to related parties, net of transaction costs	400,000	—	783,344	—	255,382	—	—	255,382
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	215,784	—	8,955	—	—	8,955
Stock-based compensation expense related to equity-classified awards	—	—	—	—	31,625	—	—	31,625
Unrealized gain on marketable securities	—	—	—	—	—	48	—	48
Hercules warrant	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	—	(295,350)	(295,350)
Balance at December 31, 2022	2,369,797	$—	18,102,523	$2	$1,160,079	$(32)	$(962,660)	$197,389
Issuance of common shares in equity offerings, excluding to related parties, net of transaction costs	—	—	1,346,199	—	260,187	—	—	260,187
Sale of warrants and common shares to related parties and exercise of common stock options, net of transaction costs	—	—	426,705	—	270,292	—	—	270,292
Stock-based compensation expense related to equity-classified awards	—	—	—	—	49,735	—	—	49,735
Unrealized gain on marketable securities	—	—	—	—	—	500	—	500
Hercules warrant	—	—	—	—	860	—	—	860
Net loss	—	—	—	—	—	—	(373,630)	(373,630)
Balance at December 31, 2023	2,369,797	$—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
Issuance of common shares in equity offerings, excluding to related parties, net of transaction costs	—	—	1,096,153	—	397,487	—	—	397,487
Sale of warrants and common shares to related parties and exercise of common stock options, net of transaction costs	—	—	1,033,099	—	337,575	—	—	337,575
Stock-based compensation expense related to equity-classified awards	—	—	—	—	79,880	—	—	79,880
Net loss	—	—	—	—	—	—	(465,892)	(465,892)
Balance at December 31, 2024	2,369,797	$—	22,004,679	$2	$2,556,095	$468	$(1,802,182)	$754,383
See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(465,892)	$(373,630)	$(295,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	79,880	49,735	31,625
Depreciation and amortization expense	1,096	527	467
Amortization of debt issuance costs and discount	2,089	2,414	797
Amortization and interest accretion related to operating leases	(400)	—	—
Changes in operating assets and liabilities:
Trade receivables, net	(53,822)	—	—
Inventory	(34,068)	—	—
Prepaid expenses and other current assets	(10,636)	(555)	(1,257)
Accounts payable	15,558	4,210	2,451
Accrued liabilities	34,715	(1,481)	36,413
Accrued interest, net of interest received on maturity of investments	(24,092)	(5,450)	(3)
Net cash used in operating activities	(455,572)	(324,230)	(224,857)
Cash flows from investing activities:
Purchases of marketable securities	(1,131,207)	(834,439)	(143,478)
Sales and maturities of marketable securities	863,283	333,398	350,381
Acquisition of intangible asset	(5,000)	—	—
Purchases of property and equipment, net of disposals	(1,462)	(1,479)	(217)
Net cash provided by (used in) investing activities	(274,386)	(502,520)	206,686
Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	397,487	260,187	255,382
Proceeds from related parties - warrants, exercise of common stock options, net of transaction costs	337,575	270,292	8,955
Proceeds from issuance of loan payable	—	65,000	50,000
Payment of debt issuance costs	—	(363)	(886)
Net cash provided by financing activities	735,062	595,116	313,451
Net increase (decrease) in cash and cash equivalents	5,104	(231,634)	295,280
Cash, cash equivalents, and restricted cash at beginning of period	99,915	331,549	36,269
Cash, cash equivalents, and restricted cash at end of period	$105,019	$99,915	$331,549
Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$1,330	$1,628	$583

See accompanying notes to consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. MASH is expected to become the leading cause of liver transplantation in the United States and is already the leading cause of liver transplantation among women in the United States. The Company’s medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed THR-β agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with MASH. Rezdiffra became commercially available in the United States in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include accounts of the Company and its wholly-owned subsidiaries. Certain prior period amounts have been reclassified to align with current period presentation.
During the three months ended December 31, 2024, the Company recorded an out-of-period adjustment related to clinical trial accruals that reduced research and development expense, net loss, and accrued liabilities by $36.9 million, $25.6 million of which related to fiscal years 2021 through 2023. The Company evaluated the impact of the error and out-of-period adjustment and concluded the error was not material to any previously filed interim or annual consolidated financial statements, and the out-of-period adjustment for the cumulative correction is not material to the year ended December 31, 2024.
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
Product Revenue, Net
On March 14, 2024, the Company announced that the U.S. Food and Drug Administration (“FDA”) granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). The Company enters into agreements with specialty pharmacies and specialty distributors (each a “Customer” and collectively the “Customers”) to sell Rezdiffra in the U.S. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.
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
Trade Receivables, Net
The Company's trade receivables relate to amounts due from Customers related to product sales and are recorded net of prompt pay discounts and chargebacks. The Company assesses collectibility of overdue receivables and those determined to be uncollectible are written-off. As of December 31, 2024, there were no receivables written off.
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

Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2024, 2023 and 2022, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the year ended December 31, 2024, realized gains and losses on marketable securities were not material. During the years ended December 31, 2023 and 2022, the Company did not have any realized gains or losses on marketable securities.
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
As of December 31, 2024 and 2023, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the years ended December 31, 2024, 2023 and 2022, the Company did not have any transfers of financials assets between Levels 1 and 2. As of December 31, 2024 and 2023, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Inventory
Inventory, which consists of work in process and finished goods, is stated at the lower of cost or estimated net realizable value, using actual cost, based on a first-in, first-out method. The balance sheet classification of inventory as current or non-current is determined by whether it will be consumed within the Company’s normal operating cycle. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of sales in the accompanying Consolidated Statements of Income. The Company capitalizes inventory costs when future commercial sale in the ordinary course of business is probable.
The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs incurred prior to regulatory approval were not capitalized as inventory, but rather were expensed as incurred as research and development expenses. The Company began capitalizing inventory in March 2024 after FDA approval was granted.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees, management costs, costs associated with obtaining and maintaining our patent portfolio, commercial and marketing activities, advertising, corporate insurance, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.
Leases
The Company determines if an arrangement is a lease at contract inception. All leases are classified as operating leases. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the leasing arrangement. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When an implicit rate is not readily determinable, an incremental borrowing rate is estimated based on information available at commencement. Lease expense is recognized on a straight-line basis over the lease term. Short-term leases of twelve months or less at commencement date are expensed on a straight-line basis over the lease term.
Patents
Costs to secure and defend patents are expensed as incurred and are classified as selling, general and administrative expense in the Company’s statements of operations. Patent expenses were approximately $0.7 million, $0.9 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which prescribes the use of the liability method where deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized based on the weight of available positive and negative evidence. The Company currently maintains a 100% valuation allowance on its deferred tax assets.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Changes in unrealized gains and losses on marketable securities represent the only difference between the Company’s net loss and comprehensive loss.
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2024, 2023 and 2022, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive:

	As of December 31,
	2024	2023	2022
Common stock options	1,528,143	2,355,779	2,857,054
Restricted stock units	499,559	376,117	—
Performance-based restricted stock units	235,520	150,000	—
Preferred stock	2,369,797	2,369,797	2,369,797
Warrants	3,625,244	2,067,552	14,899
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Refer to Note 15 for the Company's segment information.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE"), which applies to all public entities and requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new standard prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements.
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
The Company has incurred losses since inception, including approximately $465.9 million for the year ended December 31, 2024, resulting in an accumulated deficit of approximately $1,802.2 million and $1,336.3 million as of December 31, 2024 and 2023, respectively. Management expects to incur losses until the Company is able to generate sufficient revenue from Rezdiffra and any other approved products. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. The Company believes that its cash, cash equivalents and marketable securities at December 31, 2024 will be sufficient to fund operations past one year from the issuance of these financial statements. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain planned commercialization costs, product manufacturing, research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Product Revenue, Net
The following table summarizes balances and activity for gross to net adjustments (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees/Credits, Co-Pay Assistance, and Other	Totals
Balance at December 31, 2023	$—	$—	$—
Provision related to sales in the current year	8,045	35,115	43,160
Adjustments related to prior year sales	—	—	—
Payments and customer credits issued	(3,857)	(13,412)	(17,269)
Balance at December 31, 2024	$4,188	$21,703	$25,891
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during the year ended December 31, 2024. As Rezdiffra was made commercially available in April 2024, there were no sales and no corresponding customer concentrations in 2023 or 2022.

	Year ended December 31,
	2024	2023	2022
Customer A	39%	—%	—%
Customer B	21%	—%	—%
Customer C	14%	—%	—%
Customer D	12%	—%	—%
5. Cash, Cash Equivalents, Restricted Cash, and Marketable Securities
The Company held restricted cash of $5.0 million as of December 31, 2024 as collateral to its corporate credit card program. The Company had no restricted cash as of December 31, 2023.
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$24,495	$—	$—	$24,495
Money market funds (Level 1)	65,302	—	—	65,302
US government and government sponsored entities (Level 1)	12,711	—	—	12,711
Corporate debt securities due within 3 months of date of purchase (Level 2)	2,511	—	—	2,511
Total cash and cash equivalents	105,019	—	—	105,019
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	367,950	190	(64)	368,076
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	382,793	279	(62)	383,010
US government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	71,739	156	(25)	71,870
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	3,282	—	(6)	3,276
Total cash, cash equivalents, restricted cash, and marketable securities	$930,783	$625	$(157)	$931,251

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$2,729	$—	$—	$2,729
Money market funds (Level 1)	78,555	—	—	78,555
US government and government sponsored entities (Level 1)	14,967	—	—	14,967
Corporate debt securities due within 3 months of date of purchase (Level 2)	3,664	—	—	3,664
Total cash and cash equivalents	99,915	—	—	99,915
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	382,028	195	(7)	382,216
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	150,743	280	(1)	151,022
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	977	1	—	978
Total cash, cash equivalents and marketable securities	$633,663	$476	$(8)	$634,131
6. Inventory
The following table summarizes the Company's inventory balances as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$—	$—
Work in process	29,533	—
Finished goods	4,535	—
Total	$34,068	$—
There was no provision for excess inventory recorded as of December 31, 2024.
7. Accrued Liabilities
Accrued liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Contract research organization costs	$30,250	$50,737
Other clinical study related costs	2,161	3,724
Manufacturing and drug supply	9,941	9,705
Compensation and benefits	34,957	17,030
Professional fees	17,512	6,814
Gross to net accrued liabilities	21,703	—
Other	8,171	1,970
Total accrued liabilities	$124,695	$89,980

8. Long Term Debt
In May 2022 the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million Loan Facility (the “Loan Facility”) with several banks and other financial institutions or entities party thereto (each, a “Lender” and collectively referred to as the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company also could draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million could have been drawn by the Company, subject to the approval of Hercules. The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Company was originally scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026 when the Company achieved a milestone when Rezdiffra received FDA approval. The interest only period can further extended to May 3, 2027, upon the achievement of regulatory approval milestones and future revenue covenants, subject to compliance with applicable covenants. The Loan Facility originally matured in May 2026, but the maturity date was extended to May 2027 when the Company achieved a milestone upon receipt of FDA approval in March 2024. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
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
The Loan Facility includes affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if the Company achieves certain clinical milestones and a revenue milestone. The Loan Facility also includes a revenue-based covenant that could apply commencing at or after the time that financial reporting became due for the quarter ended September 30, 2024, however, the revenue-based covenant will be automatically waived pursuant to the terms of the Loan Facility at any time in which the Company maintains, as measured monthly, (i) a certain level of cash, cash equivalents and liquid funds relative outstanding debt under the Loan Facility or (ii) a market capitalization of at least $1.2 billion. The Loan Facility contains event of default provisions for: the Company’s failure to make required payments or maintain compliance with covenants under the Loan Facility; the Company’s breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting the Company; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on the Company, provided that, any failure to achieve a clinical milestone or approval milestone under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of December 31, 2024, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of December 31, 2024 was 9.95%. As of December 31, 2024, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of December 31, 2024 are as follows (in thousands):

Period Ending December 31, 2024:	Amount
2025	$11,616
2026	78,791
2027	53,107
$143,514
Less amount representing interest	(22,361)
Less unamortized discount	(3,584)
Loans payable, net of discount	$117,569
9. Stockholders’ Equity
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
The Company intends to use the net proceeds from the 2024 Offering for its commercial activities in connection with the launch of Rezdiffra in the United States and for general corporate purposes, including, without limitation, research and development expenditures, ongoing clinical trial expenditures, manufacture and supply of drug substance and drug products, potential ex-U.S. commercialization or partnering opportunities, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
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
The gross proceeds of the 2023 Offering was $500.0 million, and the Company received net proceeds, after deducting the underwriting discount and commissions and other estimated offering expenses payable by the Company, of approximately $472.0 million. The Company intends to use the net proceeds from the 2023 Offering for its clinical and commercial activities in preparation for a potential launch of resmetirom in the United States and for general corporate purposes, including, without limitation, research and development expenditures, clinical trial expenditures, manufacture and supply of drug substance and drug products, potential acquisitions or licensing of new technologies, capital expenditures and working capital.
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
In May 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement, as amended by the Sales Agreement Amendment which was terminated effective upon the entry into the 2024 Sales Agreement. The Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock under the 2024 Sales Agreement. The Company sold no shares in the year ended December 31, 2024 under either the 2021 Sales Agreement, as amended by the Sales Agreement Amendment (the “2024 Sales Agreement”).
10. Stock-based Compensation
2015 Stock Plan
The 2015 Stock Plan, as amended (the “2015 Stock Plan”), is our shareholder-approved incentive plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of December 31, 2024, 1,205,990 shares were available for future issuance under the 2015 Stock Plan.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. As of December 31, 2024, 25,176 shares were available for future issuance under the 2023 Inducement Plan.

Stock Options
The following table summarizes stock option activity during the year ended December 31, 2024:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,355,779	$79.94
Options granted	170,872	234.80
Options exercised	(928,800)	82.81
Options cancelled	(69,708)	122.50
Outstanding at December 31, 2024	1,528,143	$93.57	4.52	$328,574
Exercisable at December 31, 2024	1,172,585	$74.84	3.83	$274,073
The total cash received by the Company as a result of stock option exercises was $76.9 million, $34.0 million and $9.0 million for the years ended December 31, 2024, 2023, and 2022. The total intrinsic value of options exercised was $167.8 million $70.4 million and $47.3 million for the years ended December 31, 2024, 2023, and 2022. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the year ended December 31, 2024, 2023 and 2022 was $155.42, $149.15, and $54.68, respectively.
Restricted Stock Units
The Company’s 2015 Stock Plan provides for awards of restricted stock units (“RSUs”) to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for awards of RSUs to new employees. RSUs vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting. As of December 31, 2024, the Company had 499,559 restricted stock units outstanding, with a weighted average grant date fair value of $237.07 per unit.
The following table summarizes RSU activity, excluding performance-based RSUs, during the year ended December 31, 2024:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2023	376,117	$241.45
RSUs granted	295,916	236.90
RSUs vested	(113,154)	248.37
RSUs forfeited	(59,320)	242.48
Outstanding at December 31, 2024	499,559	$237.07
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

The following table summarizes PSU activity during the year ended December 31, 2024:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2023	50,000	150,000	$146.37
PSUs granted	51,202	102,404	388.02
PSUs attained	—	—	—
PSUs forfeited	(8,442)	(16,884)	388.02
Outstanding at December 31, 2024	92,760	235,520	$257.77
Exercisable at December 31, 2024	—	—	$—
Outstanding Awards
As of December 31, 2024, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 2,263,222 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and Inducement Plan.
Stock-Based Compensation Expense
Stock-based compensation expense during the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense by type of award:
Stock options	$26,977	$30,613	$31,625
Restricted stock units	35,136	14,974	—
Performance-based restricted stock units	17,767	4,148	—
Total stock-based compensation expense	$79,880	$49,735	$31,625
Effect of stock-based compensation expense by line item:
Research and development	$22,158	$20,864	$13,876
Selling, general and administrative	57,722	28,871	17,749
Total stock-based compensation expense included in net loss	$79,880	$49,735	$31,625
Unrecognized stock-based compensation expense as of December 31, 2024 was $127.3 million with a weighted average remaining period of 2.60 years.
11. Leases
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
In April 2024 and May 2024, the Company entered into the Sixth Amendment (the “Sixth Lease Amendment”) and the Seventh Amendment (the “Seventh Lease Amendment”) to the Office Lease, respectively, leasing additional office space in the same premises under the Office Lease. The lease for such additional office space commenced in September 2024 and resulted in an incremental $1.2 million right-of-use asset and lease liability being recorded. In August 2024, the Company entered into the Eighth Amendment (the “Eighth Lease Amendment”) and in October 2024, the Company entered into the Ninth Amendment (the “Ninth Lease Amendment”) to the Office Lease, further expanding the amount of office space in the same premises. The lease for the additional office space under the Eighth and Ninth Lease Amendments commenced in December 2024 and resulted in an incremental $0.2 million right-of-use asset and lease liability recorded.
Future minimum payments under the Company’s operating leases related to the ROU asset and lease liability as of December 31, 2024 was as follows (in thousand):

Operating Leases
2025	$1,150
2026	1,072
Total minimum payments	$2,222
Less: imputed interest	(221)
Present value of lease liabilities	$2,001
As of December 31, 2024, the weighted average remaining operating lease term was 1.9 years and the weighted average discount rate used to determine the operating lease liabilities was 10.66%. Cash paid related to the lease liability was $1.1 million and $1.1 million for years ended December 31, 2024 and 2023 respectively. Operating lease costs were $0.9 million and $1.1 million for years ended December 31, 2024 and 2023 respectively. Rent, short term and variable leases costs were immaterial during the years ended December 31, 2023 and 2022.
12. Commitments and Contingencies
The Company has a Research, Development and Commercialization Agreement with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined by the agreement.
The agreement requires future milestone payments to Roche. In March 2024, upon receiving FDA approval of Rezdiffra, a milestone was achieved and $5.0 million was subsequently paid to Roche. The remaining milestone obligation under the agreement is $3.0 million and is payable upon the Company achieving specified objectives related to future regulatory approval in Europe of resmetirom or a product developed from resmetirom. Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company began accruing for royalty payments following its commercial launch of Rezdiffra in April 2024. The Company had no Licensed Product sales for the years ended December 31, 2023 and 2022.
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of the clinical trials as well as manufacturing costs of Rezdiffra.
13. Income Taxes
At December 31, 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $850.2 million available to reduce future taxable income, of which $40.4 million will expire between 2031 and 2037. The Company also has state operating loss carryforwards of approximately $823.5 million, available to reduce future taxable income, which expire between 2031 and 2043. The Company has unused federal and state research and development carryforwards of approximately $69.7 million which will begin to expire in 2031.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As there is no assurance of future taxable income, a full valuation allowance has been established to offset the deferred tax assets. The valuation allowance increased $125.7 million for the year ended December 31, 2024. Changes in the deferred tax asset will be recorded as an income tax benefit or expense on the accompanying consolidated statements of operations.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024 there were no uncertain positions. The 2020 through 2023 tax returns are open to review by the IRS and state taxing authorities. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state taxing authorities, to the extent utilized in a future period. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2024.
Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Deferred Tax Liabilities
Unrealized gains on investments	$117	$117	$—
Other deferred tax liabilities	100	—	—
Total Deferred Tax Liabilities	$217	$117	$—
Deferred Tax Assets
Charitable contributions	$37	$37	$45
Accrued expenses	8,082	3,857	2,398
Intangibles	401	503	589
Gross to net accruals	167	—	—
Stock compensation	16,342	33,976	27,226
Property, plant & equipment	172	95	106
Unrealized loss on investment	—	—	8
Net operating losses	214,427	121,552	68,305
Capitalized R&D	200,199	175,145	137,328
R&D credit	69,201	48,074	35,103
Total deferred tax assets before valuation allowance	509,028	383,239	271,108
Valuation allowance	(508,811)	(383,122)	(271,108)
Total deferred tax assets	217	117	—
Net deferred tax assets	$—	$—	$—
Differences between the effective income tax rate and the U.S. statutory rate were as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Tax benefit at U.S. federal statutory rate	$(97,837)	$(78,462)	$(62,023)
Stock based compensation	(9,954)	(8,287)	(7,844)
162M limitation	21,627	3,183	7,996
Other nondeductible expenses	835	53	16
State income taxes benefit before valuation allowance, net of federal benefit	(19,280)	(16,246)	13,090
Increase in domestic valuation allowance	125,689	112,606	59,466
Research and development credit	(17,679)	(12,971)	(10,712)
Other adjustments	(3,401)	124	11
Income tax expense (benefit)	$—	$—	$—

14. Segment Information
The Company operates as one reportable segment focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”). The Company's Chief Executive Officer, as the chief operating decision maker ("CODM"), leads the Company in support of four core values—focus on the patient, having an owner mindset, the relentless pursuit of innovation and commitment to collaboration. To best align the Company with these values, the CODM reviews consolidated financials, along with qualitative information, to evaluate performance, manage and allocate resources, make operating decisions, and assess planning and forecasting on a total company basis. Assets, liabilities, and equity are reviewed and presented on the same level as the Company's consolidated balance sheet.
Management does not segment business operations for internal reporting or decision making purposes. As the Company has a single reporting segment, the segment accounting policies are the same as those at the Company level, as described in Note 2 "Summary of Significant Accounting Policies". As of December 31, 2024, the Company did not have revenue or material assets outside of the U.S.
The following table presents net income reported at the segment measure of profit and loss:

	Year Ended December 31,
	2024	2023	2022
Product revenue, net	$180,133	$—	$—
Cost of sales	(6,233)	—	—
Research and development - personnel and internal expense	(73,418)	(56,824)	(39,121)
Research and development - external expense	(163,300)	(215,526)	(206,320)
Selling, general and administrative	(435,057)	(108,146)	(48,130)
Other segment income (expense)(1)	31,983	6,866	(1,779)
Net loss	$(465,892)	$(373,630)	$(295,350)
(1) Other segment expense includes interest income and interest expense.