Form 10-Q
period 2025-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2025-05-01
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, the registrant had 22,203,282 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “accelerate,” “achieve,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “goal,” “believes,” “estimates,” “positions,” “predictive,” “projects,” “predicts,” “intends,” “potential,” “continue,” “seeks” and similar expressions and the negatives of those terms. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:
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
•our expectations regarding the degree of market acceptance of Rezdiffra by physicians, patients, third-party payors and others in the healthcare community, our ability to obtain and maintain adequate reimbursement from government and third-party payors for Rezdiffra or acceptable prices for Rezdiffra and Rezdiffra’s potential sector leadership;
•our ability to obtain, at all or in a timely manner, regulatory approvals for Rezdiffra in Europe and our ability to effectively scale our operations in Europe to successfully commercialize Rezdiffra, subject to European Commission approval;
•our possible or assumed future business strategies and plans (including potential ex-U.S. commercial or partnering opportunities) and potential growth opportunities and our ability to acquire or in-license new product candidates and technologies;
•our expectations related to clinical trials, including anticipated timing of receipt of data from our clinical trials, our ability to successfully conduct our current or any future clinical trials necessary for regulatory approval and our ability to delay certain research activities and related clinical expenses as necessary;
•our ability to establish and maintain an effective commercial organization, including sales and marketing representatives, and the ability of third parties on which we rely to manufacture sufficient quantities of Rezdiffra or any other future product candidate for our commercial or clinical needs;
•anticipated or estimated future results, including our future operating performance and financial position, estimates of our expenses and liquidity and our ability to raise additional capital as needed, our ability to achieve or maintain profitability, our ability to comply with the covenants included in our loan facility and our ability to comply with our obligations under our agreements related to Rezdiffra, including our license agreement with Hoffman-La-Roche; and
•the regulation of the healthcare industry, including potential pricing reform, and general economic conditions in the United states, Europe and globally, including the impact of tariffs and inflation, that may affect us, our suppliers, third-party service providers and potential partners.
These forward-looking statements reflect management’s current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II, Item 1A, “Risk Factors” in this Quarterly Report and elsewhere in this Quarterly Report. Other sections of this Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the U.S. Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$183,646	$100,019
Restricted cash	5,000	5,000
Marketable securities	659,422	826,232
Trade receivables, net	61,428	53,822
Inventory	55,241	34,068
Prepaid expenses and other current assets	23,242	13,786
Total current assets	987,979	1,032,927
Property and equipment, net	1,901	2,190
Intangible assets, net	4,639	4,729
Right-of-use asset	2,110	2,401
Total assets	$996,629	$1,042,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,056	$43,599
Accrued liabilities	124,165	124,695
Lease liability	1,016	983
Total current liabilities	167,237	169,277
Long term liabilities:
Loan payable, net of discount	118,005	117,569
Lease liability	750	1,018
Total long term liabilities	118,755	118,587
Total liabilities	285,992	287,864
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2025 and December 31, 2024; 2,369,797 and 2,369,797 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at March 31, 2025 and December 31, 2024; 22,187,716 and 22,004,679 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	2,585,666	2,556,095
Accumulated other comprehensive income	389	468
Accumulated deficit	(1,875,420)	(1,802,182)
Total stockholders’ equity	710,637	754,383
Total liabilities and stockholders’ equity	$996,629	$1,042,247
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenue, net	$137,250	$—
Operating expenses:
Cost of sales	4,513	—
Research and development	44,172	71,237
Selling, general and administrative	167,876	80,800
Total operating expenses	216,561	152,037
Loss from operations	(79,311)	(152,037)
Interest income	9,370	8,334
Interest expense	(3,297)	(3,838)
Net loss	$(73,238)	$(147,541)
Net loss per common share:
Basic and diluted net loss per common share	$(3.32)	$(7.38)
Basic and diluted weighted average number of common shares outstanding	22,091,314	20,001,569
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Net Loss	$(73,238)	$(147,541)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(111)	(640)
Unrealized foreign currency gain	32	—
Comprehensive loss	$(73,317)	$(148,181)
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	2,369,797	$—	22,004,679	$2	$2,556,095	$468	$(1,802,182)	$754,383
Issuance of common stock under equity plans	—	—	183,037	—	8,640	—	—	8,640
Stock-based compensation expense related to equity-classified awards	—	—	—	—	20,931	—	—	20,931
Unrealized loss on marketable securities and foreign currency	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(73,238)	(73,238)
Balance at March 31, 2025	2,369,797	$—	22,187,716	$2	$2,585,666	$389	$(1,875,420)	$710,637

Balance at December 31, 2023	2,369,797	$—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
Issuance of common shares and sale of warrants in equity offerings, excluding to related parties, net of transaction costs	—	—	750,000	—	311,560	—	—	311,560
Sale of warrants to related parties in equity offerings, exercise of common stock options, and restricted stock vesting, net of transaction costs	—	—	59,236	—	262,145	—	—	262,145
Stock-based compensation expense related to equity-classified awards	—	—	—	—	19,902	—	—	19,902
Unrealized loss on marketable securities	—	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	—	—	(147,541)	(147,541)
Balance at March 31, 2024	2,369,797	$—	20,684,663	$2	$2,334,760	$(172)	$(1,483,831)	$850,759
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(73,238)	$(147,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,931	19,902
Depreciation and amortization expense	379	168
Amortization of debt issuance costs and discount	436	655
Amortization and interest accretion related to operating leases	56	—
Changes in operating assets and liabilities:
Trade receivables, net	(7,606)	—
Prepaid expenses and other current assets	(9,456)	(10,885)
Inventory	(21,173)	(854)
Accounts payable	(1,543)	(11,513)
Accrued liabilities	(530)	2,291
Accrued interest, net of interest received on maturity of investments	2,853	(1,380)
Net cash used in operating activities	(88,891)	(149,157)
Cash flows from investing activities:
Purchases of marketable securities	(130,812)	(84,197)
Sales and maturities of marketable securities	294,690	182,607
Acquisition of intangible asset	—	—
Purchases of property and equipment, net of disposals	—	(357)
Net cash provided by investing activities	163,878	98,053
Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	8,640	311,561
Proceeds from related parties - warrants, exercise of common stock options, net of transaction costs	—	262,145
Net cash provided by financing activities	8,640	573,706
Net increase in cash, cash equivalents, and restricted cash	83,627	522,602
Cash, cash equivalents, and restricted cash at beginning of period	105,019	99,915
Cash, cash equivalents, and restricted cash at end of period	$188,646	$622,517

Supplemental disclosure of cash flow information:
Intangible assets in accounts payable at the end of the period	$—	$5,000
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). In 2023, global liver disease medical societies and patient groups came together to rename the disease, with the goal of establishing an affirmative, non-stigmatizing name and diagnosis. The U.S. Food and Drug Administration (the “FDA”) considers the term NASH interchangeable with MASH. MASH is expected to become the leading cause of liver transplantation in the United States and is already the leading cause of liver transplantation among women in the United States. The Company’s medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with MASH and was commercially available in the United States beginning in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis).
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that the Company will have for the full year ending December 31, 2025 or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those financial statements for the year ended December 31, 2024.
2. Summary of Significant Accounting Policies
Principle of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized at a point in time when the customer obtains control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s).
Product Revenue, Net
On March 14, 2024, the Company announced that the FDA granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). The Company enters into agreements with specialty pharmacies and specialty distributors (each a “Customer” and collectively the “Customers”) to sell Rezdiffra in the U.S. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.
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
Returns: The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Product returns are estimated based on forecasted sales and historical and industry data. Returns are permitted in accordance with the return of goods policy defined within each customer agreement. A returns reserve is recorded as an accrued liability.
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
Trade Receivables, Net
The Company's trade receivables relate to amounts due from Customers related to product sales and are recorded net of prompt pay discounts and chargebacks. The Company assesses collectability of overdue receivables and those determined to be uncollectible are written-off. As of March 31, 2025, there were no receivables written off.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank accounts, the balance of which, at times, exceeds Federal Deposit Insurance Corporation insured limits.

The primary objective of the Company’s investment activities is to preserve its capital for the purpose of funding operations and the Company does not enter into investments for trading or speculative purposes. The Company’s cash is deposited in highly rated financial institutions predominantly in the United States. The Company invests in money market funds and high-grade, commercial paper and corporate bonds, which management believes are subject to minimal credit and market risk.
Marketable Securities
Marketable securities consist of investments in high-grade corporate obligations and government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations, they are classified as current assets on the consolidated balance sheets.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2025 and 2024, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2025 and 2024, realized gains and losses on marketable securities were not material.
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
As of March 31, 2025, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the three months ended March 31, 2025 and 2024, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2025 and December 31, 2024, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Inventory
Inventory, which consists of work in process and finished goods, is stated at the lower of cost or estimated net realizable value, using actual cost, based on a first-in, first-out method. The balance sheet classification of inventory as current or non-current is determined by whether the inventory will be consumed within the Company’s normal operating cycle. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of sales in the accompanying Consolidated Statements of Income. The Company capitalizes inventory costs when future commercial sale in the ordinary course of business is probable.
The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs incurred prior to regulatory approval were not capitalized as inventory, but rather were expensed as incurred as research and development expenses. The Company began capitalizing inventory in March 2024 after FDA approval was granted for Rezdiffra.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees, management costs, costs associated with obtaining and maintaining our patent portfolio, commercial and marketing activities, advertising, corporate insurance, professional fees for accounting, auditing, consulting and legal services and allocated overhead expenses.
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
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”, which prescribes the use of the liability method where deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized based on the weight of available positive and negative evidence. The Company currently maintains a 100% valuation allowance on its deferred tax assets.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The difference between the Company’s net income (loss) and comprehensive income (loss) includes changes in unrealized gains and losses on marketable securities and unrealized foreign currency translation adjustments.
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at March 31,
	2025	2024
Common stock options	1,526,018	2,458,227
Restricted stock units	694,995	530,671
Performance-based restricted stock units	292,970	252,404
Preferred stock	2,369,797	2,369,797
Warrants	3,625,244	3,625,244
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 for its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on February 26, 2025.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the disclosures required for income taxes in the Company's annual consolidated financial statements. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which applies to all public entities and requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new standard prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements.
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
The Company has incurred losses since inception, including approximately $73.2 million for the three months ended March 31, 2025, resulting in an accumulated deficit of approximately $1,875.4 million as of March 31, 2025. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In March 2024, the FDA approved Rezdiffra in the U.S. for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra became commercially available in the U.S. in April 2024. Management expects to incur losses until the Company is able to generate sufficient revenue from Rezdiffra and any other approved products. The Company believes that its cash, cash equivalents and marketable securities at March 31, 2025 will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra, the Company’s decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials and the Company entering into any strategic transactions. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Product Revenue, Net
The following table summarizes balances and activity for gross to net reserves (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees/Credits, Co-Pay Assistance, and Other	Totals
Balance at December 31, 2024	$4,188	$21,703	$25,891
Provision related to sales in the current year	5,239	29,380	34,619
Adjustments related to prior year sales	(1,066)	(329)	(1,395)
Payments and customer credits issued	(3,866)	(17,385)	(21,251)
Balance at March 31, 2025	$4,495	$33,369	$37,864
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during the three months ended March 31, 2025. As Rezdiffra was made commercially available in April 2024, there were no sales and no corresponding customer concentrations for the comparable period in 2024.

	Three Months Ended March 31,
	2025	2024
Customer A	34%	—%
Customer B	23%	—%
Customer C	15%	—%
Customer D	10%	—%

5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company held restricted cash of $5.0 million as of March 31, 2025 and December 31, 2024 as collateral to its corporate credit card program.
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash (Level 1)	$34,902	$—	$—	$34,902
Money market funds (Level 1)	65,543	—	—	65,543
Corporate debt securities due within 3 months of date of purchase (Level 2)	88,201	—	—	88,201
Total cash and cash equivalents	188,646	—	—	188,646
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	340,305	51	(35)	340,321
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	273,004	244	(43)	273,205
U.S. government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	40,547	132	—	40,679
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,209	8	—	5,217
Total cash, cash equivalents, restricted cash and marketable securities	$847,711	$435	$(78)	$848,068

	December 31, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$24,495	$—	$—	$24,495
Money market funds (Level 1)	65,302	—	—	65,302
US government and government sponsored entities (Level 1)	12,711	—	—	12,711
Corporate debt securities due within 3 months of date of purchase (Level 2)	2,511	—	—	2,511
Total cash and cash equivalents	105,019	—	—	105,019
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	367,950	190	(64)	368,076
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	382,793	279	(62)	383,010
US government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	71,739	156	(25)	71,870
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	3,282	—	(6)	3,276
Total cash, cash equivalents, restricted cash and marketable securities	$930,783	$625	$(157)	$931,251
6. Inventory
The following table summarizes the Company's inventory balances as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$—	$—
Work in process	50,969	29,533
Finished goods	4,272	4,535
Total	$55,241	$34,068
There was no provision for excess inventory recorded as of March 31, 2025 or December 31, 2024.
7. Accrued Liabilities
Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Contract research organization costs	$24,375	$30,250
Other clinical study related costs	2,026	2,161
Manufacturing and drug supply	5,278	9,941
Compensation and benefits	18,272	34,957
Professional fees	27,733	17,512
Gross to net accrued liabilities	33,369	21,703
Other	13,112	8,171
Total accrued liabilities	$124,165	$124,695
8. Long Term Debt
In May 2022, the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc., entered into the $250.0 million loan facility (the “Loan Facility”) with the several banks and other financial institutions or entities party thereto (collectively, the “Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Lenders. Under the terms of the Loan Facility, the first $50.0 million tranche was drawn at closing. The Company also could draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million could have been drawn by the Company, subject to the approval of Hercules. The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Company was originally scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026 when the Company achieved a milestone when Rezdiffra received FDA approval. The interest only period was further extended to May 3, 2027, upon the achievement of a revenue milestone, subject to compliance with applicable covenants, that were met as of December 31, 2024. The Loan Facility originally matured in May 2026, but the maturity date was extended to May 2027 when the Company achieved a milestone upon receipt of FDA approval for Rezdiffra in March 2024. The Loan Facility is secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
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

In connection with the $35.0 million drawn under Tranche 2 at the closing of the First Amendment, $15.0 million drawn in June of 2023, and $15.0 million drawn in September 2023, the Company issued to Hercules and affiliates warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million. The First Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. The First Amendment and the Amended Loan Facility summary terms were disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023.
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
As of March 31, 2025, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of March 31, 2025 was 9.95%. As of March 31, 2025, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of March 31, 2025 are as follows (in thousands):

Period Ending March 31, 2025:	Amount
2025	$8,741
2026	11,601
2027	126,016
Thereafter	—
$146,358
Less amount representing interest	(25,206)
Less unamortized discount	(3,147)
Loans payable, net of discount	$118,005
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

Preferred Stock
The Company’s Series A Preferred Stock and Series B Preferred Stock (together, the “Series A and B Preferred Stock”) have a par value of $0.0001 per share and are convertible into shares of the Company’s common stock at a one-to-one ratio, subject to adjustment as provided in the Certificates of Designation of Preferences, Rights and Limitations of Series A Preferred Stock and Series B Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 and December 22, 2022, respectively. The terms of the Series A and B Preferred Stock are set forth in such Certificates of Designation. Each share of the Series A and B Preferred Stock is convertible into shares of common stock following notice that may be given at the holder’s option. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A and B Preferred Stock upon liquidation, the holders of the Series A and B Preferred Stock shall participate pari passu with the holders of the common stock (on an as-if-converted-to-common-stock basis) in the net assets of the Company. Shares of the Series A and B Preferred Stock will generally have no voting rights, except as required by law. Shares of the Series A and B Preferred Stock will be entitled to receive dividends before shares of any other class or series of capital stock of the Company (other than dividends in the form of the common stock) equal to the dividend payable on each share of the common stock, on an as-converted basis.
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
In May 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement. The Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock under the 2024 Sales Agreement. The Company sold no shares in the three months ended March 31, 2025 under the 2024 Sales Agreement.
10. Stock-based Compensation
2015 Stock Plan
The Company’s 2015 Stock Plan, as amended (the “2015 Stock Plan”), is one of the Company’s equity incentive compensation plans through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of March 31, 2025, 722,608 shares were available for future issuance under the 2015 Stock Plan.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. As of March 31, 2025, 25,956 shares were available for future issuance under the 2023 Inducement Plan.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares	Weighted average exercise price
Outstanding at December 31, 2024	1,528,143	$93.57
Options granted	99,202	342.11
Options exercised	(100,277)	88.83
Options cancelled	(1,050)	87.09
Outstanding at March 31, 2025	1,526,018	$110.04
Exercisable at March 31, 2025	1,150,985	$78.44
The total cash received by the Company as a result of stock option exercises was $8.6 million and $1.4 million, respectively, for the three months ended March 31, 2025 and 2024. The total intrinsic value of options exercised was $25.7 million and $3.8 million, respectively, for the three months ended March 31, 2025 and 2024. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the three months ended March 31, 2025 and 2024 were $203.05 and $152.05, respectively.
Restricted Stock Units
The Company’s 2015 Stock Plan provides for awards of restricted stock units (“RSUs”) to employees, officers, directors and consultants to the Company. The Company’s Inducement Plan provides for awards of RSUs to new employees. RSUs vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting. As of March 31, 2025, the Company had 694,995 restricted stock units outstanding, with a weighted average grant date fair value of $278.75 per unit.
The following table summarizes RSU activity, excluding performance-based RSUs, during the three months ended March 31, 2025:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2024	499,559	$237.07
RSUs granted	285,451	345.21
RSUs vested	(81,564)	257.46
RSUs forfeited	(8,451)	262.40
Outstanding at March 31, 2025	694,995	$278.75
Performance-Based Restricted Stock Units
The Company has granted various performance-based restricted stock units (“PSUs”) to certain senior personnel. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market and/or performance condition, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period.

The following table summarizes PSU activity during the three months ended March 31, 2025:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2024	92,760	235,520	$257.77
PSUs granted	53,725	107,450	593.49
PSUs attained	(50,000)	(50,000)	146.37
PSUs forfeited	—	—	—
Outstanding at March 31, 2025	96,485	292,970	$502.43
Outstanding Awards
As of March 31, 2025, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 2,513,983 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and Inducement Plan.
Stock-Based Compensation Expense
Stock-based compensation expense during the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense by type of award:
Stock options	$5,439	$6,886
Restricted stock units	11,788	8,625
Performance-based restricted stock units	3,704	4,391
Total stock-based compensation expense	$20,931	$19,902
Effect of stock-based compensation expense by line item:
Research and development	$5,215	$5,907
Selling, general and administrative	15,716	13,995
Total stock-based compensation expense included in net loss	$20,931	$19,902
Unrecognized stock-based compensation expense as of March 31, 2025 was $242.7 million with a weighted average remaining period of 3.12 years.
11. Commitments and Contingencies
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of operations in the normal course of business. As of March 31, 2025, the Company had approximately $89.1 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through March 2027.
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

In 2019, the Company entered into an operating lease for office space located in West Conshohocken, Pennsylvania (the “Office Lease”), which was later updated by three amendments entered into from 2019 to 2022. In May 2023, the Company entered into the Fourth Amendment to the Office Lease, which did not have a financial impact. In August 2023, the Company entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Fifth Lease Amendment extended the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023.
In April 2024 and May 2024, the Company entered into the Sixth Amendment and the Seventh Amendment to the Office Lease, respectively, leasing additional office space in the same premises under the Office Lease. The lease for the additional office space commenced in September 2024 and resulted in an incremental $1.2 million right-of-use asset and lease liability being recorded for the quarter ended March 31, 2025. In August 2024, the Company entered into the Eighth (the “Eighth Lease Amendment”) and in October 2024, the Company entered into the Ninth Amendment (the “Ninth Lease Amendment”) to the Office Lease further expanding the amount of office space in the same premises. The lease for the additional office space under the Eighth Lease Amendment and the Ninth Lease Amendment commenced in December 2024 and resulted in an incremental $0.2 million right-of-use asset and lease liability recorded.
12. Segment Information
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
Management does not segment business operations for internal reporting or decision making purposes. As the Company has a single reporting segment, the segment accounting policies are the same as those at the Company level, as described in Note 2 "Summary of Significant Accounting Policies". As of March 31, 2025, the Company did not have revenue or material assets outside of the U.S.
The following table presents net income reported at the segment measure of profit and loss:

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$137,250	$—
Cost of sales	(4,513)	—
Research and development - personnel and internal expense	(15,023)	(16,716)
Research and development - external expense	(29,149)	(54,521)
Selling, general and administrative	(167,876)	(80,800)
Other segment income (expense)(1)	6,073	4,496
Net loss	$(73,238)	$(147,541)
(1) Other segment expense includes interest income and interest expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
About Madrigal Pharmaceuticals, Inc.
We are a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). MASH is expected to become the leading cause of liver transplantation in the United States and is already the leading cause of liver transplantation among women in the United States. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first and only therapy approved by the FDA for patients with MASH and was commercially available in the United States beginning in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). We are also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in our MAESTRO MASH OUTCOMES trial, that, if successful, could expand the eligible patient population for Rezdiffra.
The FDA’s accelerated approval and Rezdiffra's approved prescribing information was supported by 52-week data from our Phase 3 MAESTRO-NASH trial in which both 100 mg and 80 mg doses of Rezdiffra demonstrated statistically significant improvement compared to placebo on (i) MASH resolution with no worsening of fibrosis and (ii) an improvement in fibrosis by at least one stage with no worsening of the nonalcoholic fatty liver disease (“NAFLD”) activity score. As part of the post-marketing commitments agreed to with the FDA, MAESTRO-NASH remains ongoing as an outcomes trial where we are generating confirmatory outcomes data to 54-months that, if positive, is expected to verify a clinical benefit and support the full approval of Rezdiffra to treat noncirrhotic MASH. In addition, full approval of Rezdiffra to treat noncirrhotic MASH could also be based on results from our Phase 3 MAESTRO-NASH OUTCOMES trial. In this trial, we are assessing progression to liver decompensation events in patients with compensated MASH cirrhosis treated with Rezdiffra versus placebo. A positive outcome in this trial is also expected to support the full approval of Rezdiffra for noncirrhotic MASH, and expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis.
MASH Disease State Overview. MASH is a more advanced form of metabolic dysfunction-associated fatty liver disease (“MASLD”). MASLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. MASH can progress to cirrhosis or liver failure, can require liver transplantation and can also result in liver cancer. Patients with MASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. In addition, MASH patients with moderate to advanced fibrosis (consistent with fibrosis stages F2 and F3) have a 10-to-17 times higher risk of liver-related mortality. Patients with compensated MASH cirrhosis (consistent with F4c fibrosis) have a 42-times higher risk of liver-related mortality.
Our Patient Focus. Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes, we estimate that approximately 1.5 million patients have been diagnosed with MASH in the United States, of which approximately 525,000 have MASH with moderate to advanced fibrosis. We estimate that approximately 315,000 diagnosed patients with MASH with moderate to advanced fibrosis are under the care of approximately 14,000 specialist prescribers which we are targeting during the commercial launch of Rezdiffra. Over time, as disease awareness improves and disease prevalence increases, we expect the number of identified MASH patients with moderate to advanced fibrosis eligible for treatment to grow.
Given that Rezdiffra is a first-in-disease launch, we continue to focus our efforts on educating healthcare providers and patients on the risks of MASH and the potential clinical benefits and appropriate use of Rezdiffra. We are also supporting the creation of care pathways for patients at physician offices, driving breadth and depth of Rezdiffra prescribers and engaging with payors to support patient access to therapy.
We also expect to directly commercialize resmetirom in Europe if we receive a positive opinion from the Committee for Medicinal Products for Human Use and the subsequent grant of Conditional Marketing Authorization by the European Commission. A regulatory decision in the European Union is expected in mid-year 2025. The prevalence rate of MASH in Europe is similar to that of the United States. In the event of a positive decision, we expect to launch Rezdiffra in Europe on a country-by-country basis, commencing with Germany in the second half of 2025.

Corporate Development: We plan to selectively in-license or acquire rights to programs at all stages of development to take advantage of our drug development and commercial capabilities. With a goal of building a well‑balanced and diversified portfolio, we assess a variety of factors for potential product candidates and technologies. Our criteria for possible acquisition or in-licensing opportunities include the rationale for addressing the targeted disease, likelihood of regulatory approval, commercial viability, intellectual property protection, prospects for favorable pricing and reimbursement and competition. We intend to be opportunistic in our business development activities to achieve our long-term strategic goals.
Key Developments
In February 2025, we announced positive two-year data from the open-label compensated MASH cirrhosis (consistent with stage F4c fibrosis) arm of the Phase 3 MAESTRO-NAFLD-1 trial of Rezdiffra. Patients treated with Rezdiffra achieved significant reductions in liver stiffness measured by vibration-controlled transient elastography (VCTE), which is associated with a lower risk of progression to end-stage liver disease.
In March 2025, Jacqualyn Fouse, Ph.D. was appointed to our Board of Directors. Dr. Fouse was previously Chief Executive Officer of Agios Pharmaceuticals, Inc. (“Agios”) from 2019 to 2022 and currently serves as the Chair of the Board of Directors of Agios. Prior to joining Agios, she served in executive leadership roles at Celgene Corporation, including President and Chief Operating Officer, President, Global Hematology & Oncology, and Chief Financial Officer.
In April 2025, we announced that David Soergel, M.D. was appointed as our Executive Vice President and Chief Medical Officer. Dr. Soergel previously served as Executive Vice President and Global Head of Cardiovascular, Renal and Metabolism Development at Novartis. Rebecca Taub, M.D., our Chief Medical Officer and President of Research & Development transitioned to the role of Senior Scientific and Medical Advisor.
Basis of Presentation
Product Revenue, Net
In March 2024, the FDA approved Rezdiffra for the treatment of noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra is a once-daily, oral, liver-directed, THR-ß agonist designed to target key underlying causes of MASH. We began generating revenue from sales of Rezdiffra in the United States in April 2024. Revenue is recorded net of variable consideration, which includes prompt pay discounts, returns, chargebacks, rebates, and co-payment assistance.
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
We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we conduct our clinical trial programs, manufacturing and toxicology studies. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, additional drug manufacturing requirements, and later stage toxicology studies such as carcinogenicity studies. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The probability of success for each product candidate is affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees, management costs, costs associated with commercial activities, costs associated with obtaining and maintaining our patent portfolio, commercial and marketing activities, corporate insurance, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.
We expect that our selling, general and administrative expenses will increase in the future as we expand our operating activities, continue commercialization efforts, including extending operations into new geographies (if approved), maintain and expand our patent portfolio and incur additional costs associated with being a public company and maintaining compliance with exchange listing and U.S. Securities and Exchange Commission (“SEC”) requirements.
Interest Income
Interest income consists primarily of interest and dividend income earned on cash equivalents and marketable securities.
Interest Expense
Interest expense consists primarily of interest accrued on principal balances under our loan facility (the “Loan Facility”) with Hercules Capital, Inc. (“Hercules”).
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to gross to net expenses, inventory valuation, accrued research and development expenses and stock-based compensation expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 26, 2025. Refer to Note 2 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for details of accounting policies over revenue and inventory.

Results of Operations
Three Months Ended March 31, 2025 and 2024
The following table provides comparative unaudited results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	$	%
Product revenue, net	$137,250	$—	$137,250	100%
Operating expenses:
Cost of sales	4,513	—	4,513	100%
Research and development	44,172	71,237	(27,065)	(38)%
Selling, general and administrative	167,876	80,800	87,076	108%
Total operating expenses	216,561	152,037	64,524	42%
Loss from operations	(79,311)	(152,037)	72,726	(48)%
Interest income	9,370	8,334	1,036	12%
Interest expense	(3,297)	(3,838)	541	(14)%
Net loss	$(73,238)	$(147,541)	$74,303	(50)%
Revenue
We began selling Rezdiffra in April 2024. For the three months ended March 31, 2025, we recorded $137.3 million of product revenue, net.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the three months ended March 31, 2025, we recorded $4.5 million of cost of sales.
Research and Development Expenses
The following table represents our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Increase / Decrease
	2025	2024	$	%
Personnel and Internal Expense	$15,023	$16,716	$(1,693)	(10)%
External Expense	29,149	54,521	(25,372)	(47)%
Total	$44,172	$71,237	$(27,065)	(38)%
Our research and development expenses were $44.2 million for the three months ended March 31, 2025, compared to $71.2 million in the corresponding period in 2024. Research and development expenses decreased by $27.1 million in the 2025 period primarily due to the change in accounting for inventory costs following FDA approval of Rezdiffra in March 2024 and a reduction in clinical trial expense.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $167.9 million for the three months ended March 31, 2025, compared to $80.8 million in the corresponding period in 2024. Selling, general and administrative expenses increased by $87.1 million in the 2025 period due primarily to increases for commercial launch activities for Rezdiffra, including a corresponding increase in headcount.

Interest Income
Our net interest income was $9.4 million for the three months ended March 31, 2025, compared to $8.3 million in the corresponding period in 2024. The increase in interest income was due primarily to higher principal balances.
Interest Expense
Our interest expense was $3.3 million for the three months ended March 31, 2025, compared to $3.8 million in the corresponding period in 2024. The decrease of $0.5 million was primarily the result of lower interest rates in 2025.
Macroeconomic Events
Changes in, and uncertainties related to, global trade or other economic policies, including tariffs or other restrictions imposed by the United States government or governments of other nations, may have an adverse effect on us, our partners and the pharmaceutical industry as a whole. Based on our current manufacturing locations, supply chain operations and inventory, we believe that the current tariff policies will not have a material impact on our business, results of operations or financial condition. Our commercial and clinical supply of resmetirom is currently manufactured in the United States, and Rezdiffra is currently only commercially available in the United States. In addition, we have engaged a European manufacturer to produce our commercial supply of drug product for future European commercialization. Additional changes to the policies of the United States or other nations that affect the geopolitical landscape or global trade, economy or market conditions, and other direct or indirect impacts of such policies, are uncertain and unpredictable, and could, in the future, have an adverse effect on our business, results of operations or financial condition.

Liquidity and Capital Resources
Since inception, we have incurred significant net losses and we have funded our operations primarily through proceeds from sales of our capital stock and debt financings.
As of March 31, 2025, we had cash, cash equivalents, restricted cash, and marketable securities totaling $848.1 million compared to $931.3 million as of December 31, 2024, with this decrease attributable to funding of operations.
Until we are able to generate sufficient revenue from Rezdiffra and any other future approved products, we anticipate that we will continue to incur significant losses. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, our commercialization efforts and geographic expansion activities and our business development goals, we believe our available cash resources are sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors, including our ability to effectively commercialize Rezdiffra, our decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials and our entry into any strategic transactions. To meet future long-term liquidity requirements, as well as maintain compliance with certain of our Loan Facility covenants, we may need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. Additional capital, if needed, may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, this could have a material adverse effect on our business, results of operations and financial condition. We have the ability to delay certain commercial activities, geographic expansion activities and certain research activities and related clinical expenses, if necessary, due to liquidity concerns until a date when those concerns are relieved.
At-the-Market Sales Agreement
In May 2024, we entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (“Cowen”), replacing and superseding our sales agreement from 2021. We are authorized to issue and sell up to $300.0 million of shares of our common stock under the 2024 Sales Agreement. Sales of our common stock, if any, under the 2024 Sales Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. We have no obligation to sell any common stock and may at any time suspend offers under the 2024 Sales Agreement or terminate the 2024 Sales Agreement pursuant to its terms.
We did not make any sales under the 2024 Sales Agreement during the three months ended March 31, 2025. As of March 31, 2025, $300.0 million remained available for sale under the 2024 Sales Agreement and our related prospectus supplement.

Loan Facility
In May 2022 we entered into a $250.0 million Loan Facility with Hercules. Under the terms of the Loan Facility, the first $50.0 million tranche (“Tranche 1”) was drawn at closing. On February 3, 2023, we entered into the First Amendment (the “First Amendment”) to the Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, $65.0 million was drawn in 2023 under the second tranche (“Tranche 2”). The third tranche (“Tranche 3”) of $75.0 million became available to us when we obtained FDA approval for Rezdiffra in March 2024. We did not draw on Tranche 3 prior to its expiration in June 2024. In August 2024, we entered into the Second Amendment (the “Second Amendment”) to the Loan Facility (as amended by the First Amendment and the Second Amendment, the “Second Amended Loan Facility”). Under the Second Amended Loan Facility, our borrowing capacity available in the fourth tranche under the Loan Facility (“Tranche 4”) is increased to include the $75.0 million available under Tranche 3 that was not utilized by us. After such increase, our current borrowing capacity is $135.0 million under Tranche 4, which is available subject to Hercules’ sole discretion.
In connection with Tranche 1, in 2022 we issued Hercules warrants to purchase 14,899 shares of our common stock, which had a Black-Scholes value of $0.6 million. In connection with Tranche 2, in 2023 we issued to Hercules warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million.
The Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The First Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. We were originally scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026 when we achieved a milestone when Rezdiffra received FDA approval. The interest only period was further extended to May 3, 2027, upon the achievement of a revenue milestone, subject to compliance with applicable covenants, that were met as of December 31, 2024. The Loan Facility originally matured in May 2026, but the maturity date was extended to May 2027 when we achieved a milestone upon receipt of FDA approval for Rezdiffra in March 2024. The Loan Facility is secured by a security interest in substantially all of our assets, other than intellectual property. It includes an end of term charge of 5.35% of the aggregate principal amount, which is accounted for in the loan discount.
The Loan Facility includes affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which may decrease in certain circumstances if we achieve certain clinical milestones and a revenue milestone. The Loan Facility also includes a revenue-based covenant that could apply commencing at or after the time that the financial reporting became due for the quarter ended September 30, 2024, however the covenant will be automatically waived pursuant to the terms of the Loan Facility at any time in which we maintain, as measured monthly, (i) a certain level of cash, cash equivalents and liquid funds relative to debt outstanding under the Loan Facility or (ii) a market capitalization of at least $1.2 billion. The Loan Facility contains event of default provisions for: our failure to make required payments or maintain compliance with covenants under the Loan Facility; our breach of certain representations or default under certain obligations outside the Loan Facility; insolvency, attachment or judgment events affecting us; and any circumstance which has occurred or could reasonably be expected to have a material adverse effect on us, provided that, any failure to achieve approval or certain other milestones under the Loan Facility shall not in and of itself constitute a material adverse effect. The Loan Facility also includes customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of March 31, 2025, the outstanding principal under the Loan Facility was $115.0 million. The interest rate as of March 31, 2025 was 9.95%. As of March 31, 2025, we were in compliance with all loan covenants and provisions.
March 2024 Public Offering
In March 2024, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC, Evercore Group L.L.C. and Piper Sandler & Co, as representatives of the several underwriters named therein (the “2024 Underwriters”), pursuant to which we sold to the 2024 Underwriters in an underwritten public offering (the “2024 Offering”): (i) 750,000 shares of common stock at a public offering price of $260.00 per share, (ii) pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 1,557,692 shares of common stock at a public offering price of $259.9999 per 2024 Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such Pre-Funded Warrant, and (iii) a 30-day option for the 2024

Underwriters to purchase up to 346,153 additional shares of common stock at the public offering price of $260.00 per share (the “Underwriters’ Option”). The 2024 Offering closed on March 21, 2024.
The net proceeds of the 2024 Offering after deducting the underwriting discount and commissions and other estimated offering expenses payable by us, were approximately $659.9 million.
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
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(88,891)	$(149,157)
Net cash provided by investing activities	163,878	98,053
Net cash provided by financing activities	8,640	573,706
Net increase in cash, cash equivalents, and restricted cash	$83,627	$522,602
Operating Activities
Net cash used in operating activities was $88.9 million for the three months ended March 31, 2025, compared to $149.2 million for the corresponding period in 2024. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Investing Activities
Net cash provided by investing activities was $163.9 million for the three months ended March 31, 2025, compared to $98.1 million for the corresponding period in 2024. Net cash provided by investing activities for the three months ended March 31, 2025 primarily consisted of $294.7 million from sales and maturities of marketable securities, partially offset by $130.8 million of purchases of marketable securities for our investment portfolio. Net cash provided by investing activities for the corresponding period in 2024 primarily consisted of $182.6 million from sales and maturities of marketable securities, partially offset by $84.2 million of purchases of marketable securities for our investment portfolio.
Financing Activities
Net cash provided by financing activities was $8.6 million for the three months ended March 31, 2025, compared to $573.7 million for the corresponding period in 2024. Net cash provided by financing activities for the three months ended March 31, 2025 consisted of $8.6 million from exercises of stock options. Net cash provided by financing activities for the corresponding period in 2024 consisted primarily of $574.0 million of net proceeds from our 2024 Offering.
Contractual Obligations and Commitments
In 2019, we entered into an operating lease for office space in certain premises located in West Conshohocken, Pennsylvania (the “Office Lease”), which was further amended by three amendments entered into from 2019 to 2022. In May 2023, we entered into the Fourth Amendment to the Office Lease, which did not have a financial impact. In August 2023, we entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Fifth Lease Amendment extends the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liability were recorded during the year ended December 31, 2023. In April 2024 and May 2024, we entered into the Sixth Amendment and the Seventh Amendment to the Office Lease, respectively, leasing additional office space available in the same premises under the Office Lease. The lease for such additional office space commenced in September 2024 and resulted in an incremental $1.2 million right-of-use asset and lease liability recorded. In August 2024, we entered into the Eighth Amendment (the “Eighth Lease Amendment”) and in October 2024, we entered into the Ninth Amendment (the “Ninth Lease Amendment”) to the Office Lease, furthering expanding the amount of office space in the same premises. The leases for the additional office space under the Eighth Lease Amendment and the Ninth Lease Amendment commenced in December 2024 and resulted in an incremental $0.2 million right-of-use asset and lease liability recorded.
In May 2022, we entered into the $250.0 million Loan Facility. As of March 31, 2025, we had drawn $115.0 million under the Loan Facility. We are scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2026, which was extended to May 3, 2027 upon the achievement of a revenue milestone, and subject to compliance with applicable covenants.
We have a Research, Development and Commercialization Agreement (the “Roche Agreement”) with Hoffmann-La Roche (“Roche”) which grants us a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product as defined in the Roche Agreement. We received FDA approval for Rezdiffra in March 2024. A tiered single-digit royalty is payable to Roche on net sales of Rezdiffra, subject to certain reductions.
We have entered into customary contractual agreements in support of the Phase 3 clinical trials and in connection with manufacturing Rezdiffra. As of March 31, 2025, the Company had approximately $89.1 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through December 2027.
Except as noted above and the future minimum payments due on the Loan Facility with Hercules set forth in “Note 8 – Long Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, no significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 26, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk related to our investments, our Loan Facility and our potential need to raise additional capital through future debt or equity offerings is summarized in “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our market risks since December 31, 2024, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance described above as of March 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
We are not party to any material legal proceedings.
Item 1A.    Risk Factors.
There have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.

Director and Executive Officer 10b5-1 Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities that were adopted by our executive officers and directors during the quarter ended March 31, 2025. Each of the plans was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each a “Trading Plan”).

Name and Title	Action Taken (Date)	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan	Maximum Number of Shares Subject to Trading Plan
Paul Friedman, M.D., Director	Adoption (March 14, 2025)	June 13, 2025	July 22, 2026	206,256
Rebecca Taub, M.D., Senior Scientific and Medical Advisor and Director	Adoption (March 14, 2025)	June 13, 2025	July 22, 2026	76,564
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

MADRIGAL PHARMACEUTICALS, INC.

Date: May 1, 2025	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)