Form 10-Q
period 2025-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2025-08-05
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 22,289,014 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$186,193	$100,019
Restricted cash	5,000	5,000
Marketable securities	610,831	826,232
Trade receivables, net	79,231	53,822
Inventory	63,497	34,068
Prepaid expenses and other current assets	58,604	13,786
Total current assets	1,003,356	1,032,927
Property and equipment, net	1,615	2,190
Intangible assets, net	4,548	4,729
Right-of-use asset	5,862	2,401
Total assets	$1,015,381	$1,042,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,975	$43,599
Accrued liabilities	157,479	124,695
Lease liability	1,049	983
Total current liabilities	196,503	169,277
Long term liabilities:
Loan payable, net of discount	118,376	117,569
Lease liability	4,524	1,018
Total long term liabilities	122,900	118,587
Total liabilities	319,403	287,864
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2025 and December 31, 2024; 2,369,797 and 2,369,797 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at June 30, 2025 and December 31, 2024; 22,221,116 and 22,004,679 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	2,612,566	2,556,095
Accumulated other comprehensive income	1,111	468
Accumulated deficit	(1,917,701)	(1,802,182)
Total stockholders’ equity	695,978	754,383
Total liabilities and stockholders’ equity	$1,015,381	$1,042,247
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$212,802	$14,638	$350,052	$14,638
Operating expenses:
Cost of sales	9,065	636	13,578	636
Research and development	54,081	71,091	98,253	142,328
Selling, general and administrative	196,858	105,448	364,734	186,249
Total operating expenses	260,004	177,175	476,565	329,213
Loss from operations	(47,202)	(162,537)	(126,513)	(314,575)
Interest income	8,227	14,222	17,597	22,556
Interest expense	(3,264)	(3,656)	(6,561)	(7,493)
Other expense	(42)	—	(42)	—
Net loss	$(42,281)	$(151,971)	$(115,519)	$(299,512)
Net loss per common share:
Basic and diluted net loss per common share	$(1.90)	$(7.10)	$(5.22)	$(14.47)
Basic and diluted weighted average number of common shares outstanding	22,207,017	21,402,646	22,149,492	20,702,041
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(42,281)	$(151,971)	$(115,519)	$(299,512)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(188)	(196)	(299)	(836)
Unrealized foreign currency gain	910	—	942	$—
Comprehensive loss	$(41,559)	$(152,167)	$(114,876)	$(300,348)
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	2,369,797	$—	22,004,679	$2	$2,556,095	$468	$(1,802,182)	$754,383
Issuance of common stock under equity plans	—	—	183,037	—	8,640	—	—	8,640
Stock-based compensation expense related to equity-classified awards	—	—	—	—	20,931	—	—	20,931
Unrealized loss on marketable securities and foreign currency	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(73,238)	(73,238)
Balance at March 31, 2025	2,369,797	$—	22,187,716	$2	$2,585,666	$389	$(1,875,420)	$710,637
Issuance of common stock under equity plans	—	—	33,400	—	1,741	—	—	1,741
Stock-based compensation expense related to equity-classified awards	—	—	—	—	25,159	—	—	25,159
Unrealized loss on marketable securities and foreign currency	—	—	—	—	—	722	—	722
Net loss	—	—	—	—	—	—	(42,281)	(42,281)
Balance at June 30, 2025	2,369,797	$—	22,221,116	$2	$2,612,566	$1,111	$(1,917,701)	$695,978

Balance at December 31, 2023	2,369,797	$—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
Issuance of common shares and sale of warrants in equity offerings, excluding to related parties, net of transaction costs	—	—	750,000	—	311,560	—	—	311,560
Sale of warrants to related parties in equity offerings, exercise of common stock options, and restricted stock vesting, net of transaction costs	—	—	59,236	—	262,145	—	—	262,145
Stock-based compensation expense related to equity-classified awards	—	—	—	—	19,902	—	—	19,902
Unrealized loss on marketable securities	—	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	—	—	(147,541)	(147,541)
Balance at March 31, 2024	2,369,797	$—	20,684,663	$2	$2,334,760	$(172)	$(1,483,831)	$850,759
Issuance of common shares in equity offerings, excluding to related parties, net of transaction costs	—	—	346,153	—	85,950	—	—	85,950

Sale of warrants and common shares to related parties and exercise of common stock options, net of transaction costs	—	—	670,077	—	48,174	—	—	48,174
Stock-based compensation expense related to equity-classified awards	—	—	—	—	24,404	—	—	24,404
Unrealized loss on marketable securities	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(151,971)	(151,971)
Balance at June 30, 2024	2,369,797	$—	21,700,893	$2	$2,493,288	$(368)	$(1,635,802)	$857,120

See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(115,519)	$(299,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	46,090	44,306
Depreciation and amortization expense	756	435
Amortization of debt issuance costs and discount	807	1,127
Amortization and interest accretion related to operating leases	111	—
Other non-cash items	942	—
Changes in operating assets and liabilities:
Trade receivables, net	(25,409)	(6,899)
Prepaid expenses and other current assets	(44,818)	(11,813)
Inventory	(29,429)	(7,072)
Accounts payable	(5,624)	(19,047)
Accrued liabilities	32,784	25,631
Accrued interest, net of interest received on maturity of investments	3,366	(11,258)
Net cash used in operating activities	(135,943)	(284,102)
Cash flows from investing activities:
Purchases of marketable securities	(356,346)	(364,988)
Sales and maturities of marketable securities	568,082	346,431
Acquisition of intangible asset	—	(5,000)
Purchases of property and equipment, net of disposals	—	(488)
Net cash provided by (used in) investing activities	211,736	(24,045)
Cash flows from financing activities:
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	397,510
Proceeds from related parties - warrants, exercise of common stock options, net of transaction costs	10,381	310,319
Net cash provided by financing activities	10,381	707,829
Net increase in cash, cash equivalents, and restricted cash	86,174	399,682
Cash, cash equivalents, and restricted cash at beginning of period	105,019	99,915
Cash, cash equivalents, and restricted cash at end of period	$191,193	$499,597

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$3,982	$—
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). MASH is the leading cause of liver transplantation in women and the second leading cause of all liver transplantation in the United States, and the fastest-growing indication for liver transplantation in Europe. The Company’s medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first and only FDA-approved therapy for patients with MASH and was commercially available in the United States beginning in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). The Company is also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in its MAESTRO MASH OUTCOMES trial, that, if successful, could expand the eligible patient population for Rezdiffra.
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
Rebates: The Company’s rebates include amounts paid to pharmacy benefit managers, Medicaid, Medicare, and other rebate programs. Reserves for rebates are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on the consolidated balance sheet. The Company’s estimate for rebates is based on statutory or contractual discount rates, expected utilization or an estimated number of patients on treatment, as applicable.
Trade Receivables, Net
The Company's trade receivables relate to amounts due from Customers related to product sales and are recorded net of prompt pay discounts and chargebacks. The Company assesses collectability of overdue receivables and those determined to be uncollectible are written-off. As of June 30, 2025, there were no receivables written off.
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
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the six months ended June 30, 2025 and 2024, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the six months ended June 30, 2025 and 2024, realized gains and losses on marketable securities were not material.
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
As of June 30, 2025, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the six months ended June 30, 2025 and 2024, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2025 and December 31, 2024, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the six months ended June 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at June 30,
	2025	2024
Common stock options	1,531,682	1,772,807
Restricted stock units	757,263	508,947
Performance-based restricted stock units	308,954	235,520
Preferred stock	2,369,797	2,369,797
Warrants	3,625,244	3,625,244
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
The Company has incurred losses since inception, including approximately $115.5 million for the six months ended June 30, 2025, resulting in an accumulated deficit of approximately $1,917.7 million as of June 30, 2025. To date, the Company has funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings, and, since April 2024, sales of Rezdiffra. In July 2025, the Company entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. In March 2024, the FDA approved Rezdiffra in the U.S. for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra became commercially available in the U.S. in April 2024. Management expects to incur losses until the Company is able to generate sufficient revenue from Rezdiffra and any other approved products. The Company believes that its cash, cash equivalents and marketable securities at June 30, 2025 will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra, the Company’s decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials, the Company entering into any strategic transactions, the Company’s ability to maintain compliance with the liquidity covenant in the Financing Agreement and potential milestone payments payable pursuant to the CSPC License Agreement. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Product Revenue, Net
The following table summarizes balances and activity for gross to net reserves (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees/Credits, Co-Pay Assistance, and Other	Totals
Balance at December 31, 2024	$4,188	$21,703	$25,891
Provision related to sales in the current year	10,932	71,514	82,446
Adjustments related to prior year sales	(1,139)	(1,953)	(3,092)
Payments and customer credits issued	(9,700)	(43,202)	(52,902)
Balance at June 30, 2025	$4,281	$48,062	$52,343
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	34%	39%	34%	39%
Customer B	23%	19%	23%	19%
Customer C	15%	16%	15%	16%
Customer D	12%	14%	11%	14%

5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company held restricted cash of $5.0 million as of June 30, 2025 and December 31, 2024 as collateral to its corporate credit card program.
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash (Level 1)	$43,348	$—	$—	$43,348
Money market funds (Level 1)	91,599	—	—	91,599
U.S. government and government sponsored entities due within 3 months (Level 1)	3,364	—	—	3,364
Corporate debt securities due within 3 months of date of purchase (Level 2)	52,882	—	—	52,882
Total cash, cash equivalents and restricted cash	191,193	—	—	191,193
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	242,638	3	(44)	242,597
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	324,685	160	(57)	324,788
U.S. government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	38,065	95	—	38,160
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	5,274	12	—	5,286
Total cash, cash equivalents, restricted cash and marketable securities	$801,855	$270	$(101)	$802,024

	December 31, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$24,495	$—	$—	$24,495
Money market funds (Level 1)	65,302	—	—	65,302
US government and government sponsored entities (Level 1)	12,711	—	—	12,711
Corporate debt securities due within 3 months of date of purchase (Level 2)	2,511	—	—	2,511
Total cash, cash equivalents and restricted cash	105,019	—	—	105,019
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	367,950	190	(64)	368,076
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	382,793	279	(62)	383,010
US government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	71,739	156	(25)	71,870
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	3,282	—	(6)	3,276
Total cash, cash equivalents, restricted cash and marketable securities	$930,783	$625	$(157)	$931,251

6. Inventory
The following table summarizes the Company's inventory balances as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$—	$—
Work in process	57,911	29,533
Finished goods	5,586	4,535
Total inventory	$63,497	$34,068
There was no provision for excess inventory recorded as of June 30, 2025 or December 31, 2024.
7. Accrued Liabilities
Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Contract research organization costs	$32,796	$30,250
Other clinical study related costs	1,184	2,161
Manufacturing and drug supply	25,798	9,941
Compensation and benefits	27,691	34,957
Professional fees	10,979	17,512
Gross to net accrued liabilities	48,062	21,703
Other	10,969	8,171
Total accrued liabilities	$157,479	$124,695
8. Long Term Debt
Hercules Loan Facility
In May 2022, the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc. (“Canticle”), entered into the $250.0 million loan facility (the “Hercules Loan Facility”) with the several banks and other financial institutions or entities party thereto (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Hercules Lenders. Under the terms of the Hercules Loan Facility, the first $50.0 million tranche was drawn at closing. The Company also could draw up to an additional $125.0 million in two separate tranches upon achievement of certain resmetirom clinical and regulatory milestones. A fourth tranche of $75.0 million could have been drawn by the Company, subject to the approval of Hercules. The Hercules Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The Company was originally scheduled to pay interest-only monthly payments of accrued interest under the Hercules Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026, when the Company achieved a milestone when Rezdiffra received FDA approval. The interest-only period was further extended to May 3, 2027, upon the achievement of a revenue milestone, subject to compliance with applicable covenants, that were met as of December 31, 2024. The Hercules Loan Facility was originally set to mature in May 2026, but the maturity date was extended to May 2027 when the Company achieved a milestone upon receipt of FDA approval for Rezdiffra in March 2024. The Hercules Loan Facility was secured by a security interest in substantially all of the Company’s assets, other than intellectual property. It included an end-of-term charge of 5.35% of the aggregate principal amount, which was accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million.
On February 3, 2023, the Company entered into the First Amendment (the “First Amendment”) to the Hercules Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, an additional $35.0 million was drawn under a second, expanded, $65.0 million tranche (“Tranche 2”) in February of 2023 following the Company’s achievement of the Phase 3 clinical development milestone. An additional $15.0 million was drawn under Tranche 2 in June of 2023. The remaining $15.0 million available under Tranche 2 was drawn in September of 2023 in accordance with the Amended Loan Facility.

The third tranche (“Tranche 3”) of $75.0 million was unchanged by the First Amendment, and such borrowings became available when the Company achieved a milestone with FDA approval for Rezdiffra in March 2024. The Company did not elect to draw Tranche 3 before it expired in June 2024, but subsequently entered into an amendment to extend the availability of these funds in August 2024. Coincident with the expansion of Tranche 2 borrowing capacity by $15.0 million, the First Amendment reduced the fourth tranche under the Hercules Loan Facility (“Tranche 4”) by $15.0 million to $60.0 million.
In connection with the $35.0 million drawn under Tranche 2 at the closing of the First Amendment, $15.0 million drawn in June of 2023, and $15.0 million drawn in September 2023, the Company issued to Hercules and its affiliates warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million. The First Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%.
On August 22, 2024, the Company entered into the Second Amendment (the “Second Amendment”) to the Loan Facility (as amended by the First Amendment and the Second Amendment, the “Second Amended Loan Facility”). Under the Second Amended Loan Facility, the Company’s borrowing capacity available under Tranche 4 was increased to include the $75.0 million available under Tranche 3 that was not utilized by the Company. After such increase, the Company’s borrowing capacity was $135.0 million under Tranche 4, which was available subject to Hercules’ sole discretion.
The Hercules Loan Facility included affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which could decrease in certain circumstances if the Company achieved certain clinical milestones and a revenue milestone. The Hercules Loan Facility also included a revenue-based covenant that could apply commencing at or after the time that financial reporting became due for the quarter ended September 30, 2024, however, the revenue-based covenant would be automatically waived pursuant to the terms of the Hercules Loan Facility at any time in which the Company maintained, as measured monthly, (i) a certain level of cash, cash equivalents and liquid funds relative outstanding debt under the Hercules Loan Facility or (ii) a market capitalization of at least $1.2 billion. The Hercules Loan Facility contained event of default provisions for: the Company’s failure to make required payments or maintain compliance with covenants under the Hercules Loan Facility; the Company’s breach of certain representations or default under certain obligations outside the Hercules Loan Facility; insolvency, attachment or judgment events affecting the Company; and any circumstance which could reasonably be expected to have a material adverse effect on the Company, provided that, any failure to achieve a clinical milestone or approval milestone under the Hercules Loan Facility did not in and of itself constitute a material adverse effect. The Hercules Loan Facility also included customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of June 30, 2025, the outstanding principal under the Hercules Loan Facility was $115.0 million. The interest rate as of June 30, 2025 was 9.95%. As of June 30, 2025, the Company was in compliance with all loan covenants and provisions of the Hercules Loan Facility.

On July 17, 2025, the Company used the proceeds of the Initial Term Loan under the Financing Agreement (as defined below) to repay all outstanding obligations under the Hercules Loan Facility, totaling $121.7 million, and upon such repayment, terminated the Hercules Loan Facility. The amount repaid by the Company included $115.0 million of outstanding indebtedness plus accrued and unpaid interest as of the repayment date and exit fees. As a result of the termination, all credit commitments under the Hercules Loan Facility were terminated and all security interests and guarantees executed in connection with the Hercules Loan Facility were released.

Although all outstanding obligations under the Hercules Loan Facility were repaid in full in July 2025, the future minimum payments, including interest and principal, as of June 30, 2025 were as follows (in thousands):

Period Ending June 30, 2025:	Amount
2025	$5,817
2026	11,601
2027	126,016
$143,434
Less amount representing interest	(22,282)
Less unamortized discount	(2,776)
Loan payable, net of discount	$118,376
Blue Owl Credit Facility
On July 17, 2025 (the “Closing Date”), the Company, as the borrower, and Canticle, as a guarantor (the “Guarantor”), entered into a Financing Agreement (the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation, as the lenders (the “Lenders”), and LSI Financing LLC, as the administrative agent for the Lenders (the “Administrative Agent”). Under the Financing Agreement, the Lenders have committed up to $500.0 million in senior secured credit facilities, consisting of (a) an initial term loan in an aggregate principal amount equal to $350.0 million (the “Initial Term Loan”) and (b) delayed draw term loan commitments in an aggregate principal amount not to exceed $150.0 million (the loans thereunder, if any, the “Delayed Draw Term Loans”). In addition, the Financing Agreement includes an uncommitted incremental facility in an aggregate principal amount not to exceed $250.0 million (the loans thereunder, if any, the “Incremental Term Loans”, together with the Initial Term Loan and any Delayed Draw Term Loans, collectively the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on the Closing Date. Delayed Draw Term Loans are available at the Company’s election from time to time after the Closing Date until December 31, 2027. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after the Closing Date.
Any outstanding principal on the Term Loans will bear interest at a rate per annum on the basis of a 360-day year equal to the sum of (i) the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (subject to 1.0% per annum floor) plus (ii) 4.75%. Accrued interest is payable quarterly following the funding of the Initial Term Loan on the Closing Date, on any date of prepayment or repayment of the Term Loans and at maturity. The outstanding balance of the Term Loans, if not repaid sooner, shall be due and payable in full on the maturity date thereof. The stated maturity date of the Term Loans is July 17, 2030.
The Company may prepay the Term Loans at any time (in whole or in part) and may be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. In certain instances and during certain time periods, these prepayments will be subject to customary prepayment fees. The amount of any such prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make whole amount.
The Financing Agreement contains affirmative covenants and negative covenants applicable to the Company and its subsidiaries that are customary for financings of this type. The Company and the Guarantors are also required to maintain a minimum unrestricted cash balance of $100.0 million at all times. The Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Financing Agreement. The obligations of the Company under the Financing Agreement are and will be guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, subject to certain exceptions (such subsidiaries, collectively, the “Guarantors”).
On July 17, 2025, concurrently with the entry into the Financing Agreement, the Company, the Guarantor and the Administrative Agent entered into a Pledge and Security Agreement. As security for the obligations of the Company and the Guarantors, each of the Company and the Guarantors are required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of the assets of the Company and the Guarantors (including all equity interests owned or hereafter acquired by the Company and the Guarantors), subject to certain customary exceptions.

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

At-The-Market Issuance Sales Agreements
In June 2021, the Company entered into an at-the-market sales agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. The 2021 Sales Agreement initially authorized an aggregate offering of up to $200.0 million in shares of the Company’s common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2021 Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). In May 2023, the Company and Cowen entered into an amendment to the 2021 Sales Agreement pursuant to which the Company could, from time to time, issue and sell an additional $200.0 million in shares of its common stock. In total, the Company sold 1,334,044 shares of common stock having an aggregate offering price of $225.1 million pursuant to the 2021 Sales Agreement, as amended. The 2021 Sales Agreement, as amended, was terminated in May 2024.
In May 2024, the Company entered into a Sales Agreement (the “2024 Sales Agreement”) with Cowen, replacing and superseding the 2021 Sales Agreement, as amended. The Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock under the 2024 Sales Agreement. The Company sold no shares in the three and six months ended June 30, 2025 under the 2024 Sales Agreement.
10. Stock-based Compensation
2015 Stock Plan
The Company’s 2015 Stock Plan, as amended (the “2015 Stock Plan”), is one of the Company’s equity incentive compensation plans through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of June 30, 2025, 629,219 shares were available for future issuance under the 2015 Stock Plan.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “2023 Inducement Plan”), pursuant to which the Company made equity grants to new employees as a material inducement to their employment. The 2023 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and was administered by the Compensation Committee of the Board. The 2023 Inducement Plan provided for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but did not allow for the granting of incentive stock options. The terms of the stock options under the 2023 Inducement Plan, in general, were determined by the Compensation Committee, provided the exercise price per share generally was not to be set at less than the fair market value of a share of the common stock on the date of grant and the term was not to be greater than ten years from the date the option or award is granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the 2023 Inducement Plan. In June 2025, the Company terminated the 2023 Inducement Plan, and therefore no additional awards may be made from the 2023 Inducement Plan. Any awards outstanding under the 2023 Inducement Plan will continue to be governed by the terms thereof.
2025 Inducement Plan
In June 2025, the Company adopted the 2025 Inducement Plan (the “2025 Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The 2025 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The 2025 Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the 2025 Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 100,000 shares of the Company’s common stock were reserved for issuance under the 2025 Inducement Plan, all of which were available for future issuance as of June 30, 2025.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2025:

	Shares	Weighted average exercise price
Outstanding at December 31, 2024	1,528,143	$93.57
Options granted	127,250	331.98
Options exercised	(118,658)	87.53
Options cancelled	(5,053)	87.12
Outstanding at June 30, 2025	1,531,682	$113.86
Exercisable at June 30, 2025	1,186,692	$81.20
The total cash received by the Company as a result of stock option exercises was $10.4 million and $49.7 million, respectively, for the six months ended June 30, 2025 and 2024. The total intrinsic value of options exercised was $29.7 million and $121.1 million, respectively, for the six months ended June 30, 2025 and 2024. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the six months ended June 30, 2025 and 2024 were $196.11 and $153.98, respectively.
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
The following table summarizes RSU activity, excluding performance-based RSUs, during the six months ended June 30, 2025:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2024	499,559	$237.07
RSUs granted	369,937	336.68
RSUs vested	(95,758)	258.88
RSUs forfeited	(16,475)	279.16
Outstanding at June 30, 2025	757,263	$282.05
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

The following table summarizes PSU activity during the six months ended June 30, 2025:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2024	92,760	235,520	$257.77
PSUs granted	61,717	123,434	580.38
PSUs attained	(50,000)	(50,000)	146.37
PSUs forfeited	—	—	—
Outstanding at June 30, 2025	104,477	308,954	$501.65
Outstanding Awards
As of June 30, 2025, the Company had restricted stock units, performance stock units, and options outstanding pursuant to which an aggregate of 2,597,899 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan and 2023 Inducement Plan. As of June 30, 2025, there were no awards outstanding under the 2025 Inducement Plan.
Stock-Based Compensation Expense
Stock-based compensation expense during the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Stock options	$5,449	$10,027	$10,888	$16,913
Restricted stock units	14,328	9,918	26,116	18,543
Performance-based restricted stock units	5,382	4,459	9,086	8,850
Total stock-based compensation expense	$25,159	$24,404	$46,090	$44,306
Effect of stock-based compensation expense by line item:
Research and development	$5,354	$5,582	$10,569	$11,489
Selling, general and administrative	19,805	18,822	35,521	32,817
Total stock-based compensation expense included in net loss	$25,159	$24,404	$46,090	$44,306
Unrecognized stock-based compensation expense as of June 30, 2025 was $247.4 million with a weighted average remaining period of 3.00 years.
11. Commitments and Contingencies
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of operations in the normal course of business. As of June 30, 2025, the Company had approximately $71.2 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through March 2027.
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

In 2019, the Company entered into an operating lease for office space located in West Conshohocken, Pennsylvania (the “Office Lease”), which was amended by four amendments entered into from 2019 to May 2023. In August 2023, the Company entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Fifth Lease Amendment extended the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023.
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
In April 2025, the Company entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability.
12. Segment Information
The Company operates as one reportable segment focused on delivering novel therapeutics for MASH. The Company's Chief Executive Officer, as the chief operating decision maker (“CODM”), leads the Company in support of four core values—focus on the patient, having an owner mindset, the relentless pursuit of innovation and commitment to collaboration. To best align the Company with these values, the CODM reviews consolidated financials, along with qualitative information, to evaluate performance, manage and allocate resources, make operating decisions, and assess planning and forecasting on a total company basis. Assets, liabilities and equity are reviewed and presented on the same level as the Company's consolidated balance sheet.
Management does not segment business operations for internal reporting or decision making purposes. As the Company has a single reporting segment, the segment accounting policies are the same as those at the Company level, as described in Note 2 “Summary of Significant Accounting Policies.” As of June 30, 2025, the Company did not have revenue or material assets outside of the U.S.
The following table presents net income reported at the segment measure of profit and loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net	$212,802	$14,638	$350,052	$14,638
Cost of sales	(9,065)	(636)	(13,578)	(636)
Research and development - personnel and internal expense	(15,002)	(17,295)	(30,024)	(34,011)
Research and development - external expense	(39,079)	(53,796)	(68,229)	(108,317)
Selling, general and administrative	(196,858)	(105,448)	(364,734)	(186,249)
Other segment income (expense)(1)	4,921	10,566	10,994	15,063
Net loss	$(42,281)	$(151,971)	$(115,519)	$(299,512)
(1) Other segment income (expense) includes interest income and interest expense.

13. Subsequent Events
On July 17, 2025, the Company entered into the Financing Agreement and used a portion of the proceeds from the Initial Term Loan thereunder to repay all outstanding indebtedness, accrued and unpaid interest and exit fees under the

Hercules Loan Facility. See Note 8 “Long Term Debt” for additional information regarding the Hercules Loan Facility and the Financing Agreement.
In July 2025, the Company entered into an exclusive global license agreement (the “CSPC License Agreement”) with CSPC Pharmaceutical Group Limited (“CSPC”) for SYH2086, a preclinical oral small molecule glucagon-like peptide-1 (GLP-1) receptor agonist. Pursuant to the CSPC License Agreement, CSPC has granted the Company an exclusive global license to develop, manufacture, and commercialize SYH2086. The transaction is expected to close in the fourth quarter of 2025, subject to applicable regulatory clearance. Following closing, CSPC will receive from the Company an upfront payment of $120.0 million and is eligible to receive up to $2.0 billion in milestone payments if certain development, regulatory and commercial milestones are achieved, as well as royalties on net sales. The Company expects to initiate clinical development of SYH2086 in the first half of 2026.

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
About Madrigal Pharmaceuticals, Inc.
We are a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). MASH is the leading cause of liver transplantation in women and the second leading cause of all liver transplantation in the United States, and the fastest-growing indication for liver transplantation in Europe. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first and only therapy approved by the FDA for patients with MASH and was commercially available in the United States beginning in April 2024. Rezdiffra is indicated in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). We are also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in our MAESTRO MASH OUTCOMES trial, that, if successful, could expand the eligible patient population for Rezdiffra.
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
Our Patient Focus. Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes, we estimate that approximately 1.5 million patients have been diagnosed with MASH in the United States, of which approximately 525,000 have MASH with moderate to advanced fibrosis. We estimate that approximately 315,000 diagnosed patients with MASH with moderate to advanced fibrosis are under the care of approximately 14,000 specialist prescribers which we are targeting during the commercial launch of Rezdiffra. Over time, as disease awareness improves and disease prevalence increases, we expect the number of identified MASH patients with moderate to advanced fibrosis eligible for treatment to grow. In addition, an estimated 245,000 patients with compensated MASH cirrhosis (consistent with F4c fibrosis) are currently under the care of liver specialists in the U.S.
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
We also expect to directly commercialize resmetirom in Europe, pending regulatory approval. In June 2025, we received a positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency recommending approval of resmetirom for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis. We expect to receive a decision regarding the grant of Conditional Marketing

Authorization by the European Commission in August 2025. In the event of a positive decision, we expect to launch Rezdiffra in Europe on a country-by-country basis, commencing with Germany in the second half of 2025.
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
Key Developments
In August 2025, we announced that Daniel Brennan was appointed to our Board of Directors. Mr. Brennan most recently served as Executive Vice President and Chief Financial Officer of Boston Scientific Corporation (“Boston Scientific”). At Boston Scientific, Mr. Brennan was responsible for several company functions, including global controllership, global internal audit, corporate finance, treasury, corporate tax, investor relations, and corporate business development. Prior to that, he was the company’s Senior Vice President and Corporate Controller and held other roles of increasing responsibility within finance. Mr. Brennan has served on the board of directors of Waters Corporation, a publicly listed company focused on the development of analytical instruments and software, since November 2022. Mr. Brennan previously served on the board of directors of Nuance Corporation, a publicly listed company, from 2018 until its acquisition by Microsoft in 2022. He holds a B.S. in Finance and Investments and an M.B.A from Babson College and is also a certified public accountant.
In July 2025, we entered into an exclusive global license agreement (the “CSPC License Agreement”) with CSPC Pharmaceutical Group Limited (“CSPC”) for SYH2086, a preclinical oral small molecule glucagon-like peptide-1 (GLP-1) receptor agonist. Pursuant to the CSPC License Agreement, CSPC has granted us an exclusive global license to develop, manufacture, and commercialize SYH2086. The transaction is expected to close in the fourth quarter of 2025, subject to applicable regulatory clearance. Following closing, CSPC will receive an upfront payment of $120.0 million and is eligible to receive up to $2.0 billion in milestone payments if certain development, regulatory and commercial milestones are achieved, as well as royalties on net sales. We expect to initiate clinical development of SYH2086 in the first half of 2026.
In July 2025, we, as the borrower, and our wholly owned subsidiary Canticle Pharmaceuticals, Inc. (“Canticle”), as a guarantor, entered into a Financing Agreement (the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation, as the lenders (the “Lenders”), and LSI Financing LLC as the administrative agent for the Lenders. Under the Financing Agreement, the Lenders have agreed to commit up to $500.0 million in senior secured credit facilities, consisting of (a) an initial term loan in an aggregate principal amount equal to $350.0 million (the “Initial Term Loan”) and (b) delayed draw term loans in an aggregate principal amount not to exceed $150.0 million (the “Delayed Draw Term Loans”). In addition, the Financing Agreement includes an uncommitted incremental facility in an aggregate principal amount not to exceed $250.0 million (the “Incremental Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on July 17, 2025. Delayed Draw Term Loans are available at our election from time to time until December 31, 2027. Incremental Term Loans are available at our and the Lenders’ mutual consent from time to time.
In July 2025, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new U.S. patent covering the FDA-approved use of Rezdiffra. The patent, which was issued on August 5, 2025, includes claims directed to Rezdiffra’s commercial weight-threshold dosing regimen as prescribed in the FDA-approved label. The U.S. patent provides protection to February 2045 and will be listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.
In June 2025, we announced that the CHMP adopted a positive opinion recommending approval of resmetirom for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis. The European Commission decision regarding marketing authorization is anticipated in August 2025.
In May 2025, we announced positive two-year results from the open-label compensated MASH cirrhosis (F4c) arm of the Phase 3 MAESTRO-NAFLD-1 trial of Rezdiffra. Patients (n=122) in the trial achieved significant improvements from baseline in liver stiffness, liver fat, fibrosis biomarkers, liver volume and risk scores for clinically significant portal hypertension (CSPH). The trial results were presented in a late-breaking oral abstract at the European Association for the Study of the Liver (EASL) Congress.
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
•expenses related to development and the production of clinical trial supplies, including fees paid to contract manufacturers;
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
Interest Expense
Interest expense consists primarily of interest accrued on principal balances that were outstanding under our loan facility (the “Hercules Loan Facility”) with Hercules Capital, Inc. (“Hercules”).
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
Results of Operations
Three Months Ended June 30, 2025 and 2024
The following table provides comparative unaudited results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
Product revenue, net	$212,802	$14,638	$198,164	1354%
Operating expenses:
Cost of sales	9,065	636	8,429	1325%
Research and development	54,081	71,091	(17,010)	(24)%
Selling, general and administrative	196,858	105,448	91,410	87%
Total operating expenses	260,004	177,175	82,829	47%
Loss from operations	(47,202)	(162,537)	115,335	(71)%
Interest income	8,227	14,222	(5,995)	(42)%
Interest expense	(3,264)	(3,656)	392	(11)%
Other expense	(42)	—	(42)	100%
Net loss	$(42,281)	$(151,971)	$109,690	(72)%

Revenue
We recorded $212.8 million of product revenue, net for the three months ended June 30, 2025, compared to $14.6 million in the corresponding period in 2024. The increase is due to increased demand for Rezdiffra in 2025.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the three months ended June 30, 2025, we recorded $9.1 million of cost of sales compared to $0.6 million in the corresponding period in 2024.
Research and Development Expenses
The following table represents our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Increase / Decrease
	2025	2024	$	%
Personnel and Internal Expense	$15,002	$17,295	$(2,293)	(13)%
External Expense	39,079	53,796	(14,717)	(27)%
Total	$54,081	$71,091	$(17,010)	(24)%
Our research and development expenses were $54.1 million for the three months ended June 30, 2025, compared to $71.1 million in the corresponding period in 2024. Research and development expenses decreased by $17.0 million in the 2025 period primarily due to a reduction in expenses related to clinical trials.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $196.9 million for the three months ended June 30, 2025, compared to $105.4 million in the corresponding period in 2024. Selling, general and administrative expenses increased by $91.4 million in the 2025 period, primarily due to an increase in commercial activities for Rezdiffra, including a corresponding increase in headcount to support our commercialization efforts.
Interest Income
Our net interest income was $8.2 million for the three months ended June 30, 2025, compared to $14.2 million in the corresponding period in 2024. The decrease in interest income was primarily due to lower cash balances compared to the corresponding period in 2024.
Interest Expense
Our interest expense was $3.3 million for the three months ended June 30, 2025, compared to $3.7 million in the corresponding period in 2024. The decrease of $0.4 million was primarily the result of lower interest rates in 2025.

Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
Product revenue, net	$350,052	$14,638	$335,414	2291%
Operating expenses:
Cost of sales	13,578	636	12,942	2035%
Research and development	98,253	142,328	(44,075)	(31)%
Selling, general and administrative	364,734	186,249	178,485	96%
Total operating expenses	476,565	329,213	147,352	45%
Loss from operations	(126,513)	(314,575)	188,062	(60)%
Interest income	17,597	22,556	(4,959)	(22)%
Interest expense	(6,561)	(7,493)	932	(12)%
Other expense	(42)	—	(42)	100%
Net Loss	$(115,519)	$(299,512)	$183,993	(61)%
Revenue
For the six months ended June 30, 2025, we recorded $350.1 million of product revenue, net compared to $14.6 million in the corresponding period in 2024. The increase is due to a full six months of sales in 2025, as we began selling Rezdiffra in April 2024, as well as increased demand for Rezdiffra in 2025.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the six months ended June 30, 2025, we recorded $13.6 million of cost of sales compared to $0.6 million in the corresponding period in 2024.
Research and Development Expenses:
The following table represents our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Increase / Decrease
	2025	2024	$	%
Personnel and Internal Expense	$30,024	$34,011	$(3,987)	(12)%
External Expense	68,229	108,317	(40,088)	(37)%
Total	$98,253	$142,328	$(44,075)	(31)%
Our research and development expenses were $98.3 million for the six months ended June 30, 2025, compared to $142.3 million in the corresponding period in 2024. Research and development expenses decreased by $44.1 million in the 2025 period primarily due to the change in accounting for inventory costs following FDA approval of Rezdiffra in March 2024 and a reduction in expenses related to clinical trials.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $364.7 million for the six months ended June 30, 2025, compared to $186.2 million in the corresponding period in 2024. Selling, general and administrative expenses increased by

$178.5 million in the 2025 period primarily due to increases for commercial activities for Rezdiffra, including a corresponding increase in headcount to support our commercialization efforts.
Interest Income
Our net interest income was $17.6 million for the six months ended June 30, 2025, compared to $22.6 million in the corresponding period in 2024. The decrease in interest income was primarily due to lower cash balances in 2025 as compared to the same period in 2024.
Interest Expense
Our interest expense was $6.6 million for the six months ended June 30, 2025, compared to $7.5 million in the corresponding period in 2024. The decrease of $0.9 million was primarily the result of lower interest rates in 2025.
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
As of June 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities totaling $802.0 million compared to $931.3 million as of December 31, 2024, with this decrease attributable to funding of operations. To date, we have funded our operations primarily through proceeds from sales of our capital stock and debt financings, and, since April 2024, sales of Rezdiffra. In July 2025, we entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. In March 2024, the FDA approved Rezdiffra in the U.S. for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra became commercially available in the U.S. in April 2024.
Until we are able to generate sufficient revenue from Rezdiffra and any other future approved products, we anticipate that we will continue to incur significant losses. While our rate of cash usage will likely increase in the future, in particular to support our product development and clinical trial efforts, our commercialization efforts and geographic expansion activities and our business development goals, we believe our available cash resources are sufficient to fund our operations past one year from the issuance of the financial statements contained herein. Our future long-term liquidity requirements will be substantial and will depend on many factors, including our ability to effectively commercialize Rezdiffra, our decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials, our entry into any strategic transactions, our ability to maintain compliance with the liquidity covenant in the Financing Agreement and potential milestone payments payable pursuant to the CSPC License Agreement. To meet future long-term liquidity requirements, we may need to raise additional capital to fund our operations through equity or debt financings, collaborations, partnerships or other strategic transactions. Additional capital, if needed, may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, this could have a material adverse effect on our business, results of operations and financial condition. We have the ability to delay certain commercial activities, geographic expansion activities and certain research activities and related clinical expenses, if necessary, due to liquidity concerns until a date when those concerns are relieved.
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
We did not make any sales under the 2024 Sales Agreement during the three and six months ended June 30, 2025. As of June 30, 2025, $300.0 million remained available for sale under the 2024 Sales Agreement and our related prospectus supplement.
Hercules Loan Facility
In May 2022 we entered into a $250.0 million Loan Facility with Hercules. Under the terms of the Hercules Loan Facility, the first $50.0 million tranche (“Tranche 1”) was drawn at closing. On February 3, 2023, we entered into the First Amendment (the “First Amendment”) to the Hercules Loan Facility (as amended, the “Amended Loan Facility”). Under the Amended Loan Facility, $65.0 million was drawn in 2023 under the second tranche (“Tranche 2”). The third tranche (“Tranche 3”) of $75.0 million became available to us when we obtained FDA approval for Rezdiffra in March 2024. We did not draw on Tranche 3 prior to its expiration in June 2024. In August 2024, we entered into the Second Amendment (the “Second Amendment”) to the Hercules Loan Facility (as amended by the First Amendment and the Second Amendment, the “Second Amended Loan Facility”). Under the Second Amended Loan Facility, our borrowing capacity available in the fourth tranche under the Hercules Loan Facility (“Tranche 4”) was increased to include the $75.0 million available under Tranche 3 that was not utilized by us. After such increase, our borrowing capacity was $135.0 million under Tranche 4, which was available subject to Hercules’ sole discretion.
In connection with Tranche 1, in 2022 we issued Hercules warrants to purchase 14,899 shares of our common stock, which had a Black-Scholes value of $0.6 million. In connection with Tranche 2, in 2023 we issued to Hercules warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million.
The Hercules Loan Facility had a minimum interest rate of 7.45% and adjusted with changes in the prime rate. The First Amendment reduced the interest rate under the Amended Loan Facility to the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.45% and (ii) 8.25%. We were originally scheduled to pay interest-only monthly payments of accrued interest under the Hercules Loan Facility through May 1, 2025, for a period of 36 months. In March 2024, the interest-only period was extended to May 1, 2026 when we achieved a milestone when Rezdiffra received FDA approval. The interest only period was further extended to May 3, 2027, upon the achievement of a revenue milestone, subject to compliance with applicable covenants, that were met as of December 31, 2024. The Hercules Loan Facility was originally set to mature in May 2026, but the maturity date was extended to May 2027 when we achieved a milestone upon receipt of FDA approval for Rezdiffra in March 2024. The Hercules Loan Facility was secured by a security interest in substantially all of our assets, other than intellectual property. It included an end of term charge of 5.35% of the aggregate principal amount, which was accounted for in the loan discount.
The Hercules Loan Facility included affirmative and restrictive financial covenants which commenced on January 1, 2023, including maintenance of a minimum cash, cash equivalents and liquid funds covenant of $35.0 million, which could decrease in certain circumstances if we achieved certain clinical milestones and a revenue milestone. The Hercules Loan Facility also included a revenue-based covenant that could apply commencing at or after the time that the financial reporting became due for the quarter ended September 30, 2024, however the covenant would be automatically waived pursuant to the terms of the Hercules Loan Facility at any time in which we maintained, as measured monthly, (i) a certain level of cash, cash equivalents and liquid funds relative to debt outstanding under the Hercules Loan Facility or (ii) a market capitalization of at least $1.2 billion. The Hercules Loan Facility contained event of default provisions for: our failure to make required payments or maintain compliance with covenants under the Hercules Loan Facility; our breach of certain representations or default under certain obligations outside the Hercules Loan Facility; insolvency, attachment or judgment events affecting us; and any circumstance which could reasonably be expected to have a material adverse effect on us, provided that, any failure to achieve approval or certain other milestones under the Loan Facility did not in and of itself constitute a material adverse effect. The Hercules Loan Facility also included customary covenants associated with a secured loan facility, including covenants concerning financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.
As of June 30, 2025, the outstanding principal under the Hercules Loan Facility was $115.0 million. The interest rate as of June 30, 2025 was 9.95%. As of June 30, 2025, we were in compliance with all loan covenants and provisions of the Hercules Loan Facility.

On July 17, 2025, we used the proceeds received from the Financing Agreement to repay all outstanding obligations under the Hercules Loan Facility, totaling $121.7 million, and upon such repayment, terminated the Hercules Loan Facility. The amount we repaid included $115.0 million of outstanding indebtedness plus accrued and unpaid interest as of the repayment date and exit fees. As a result of the termination, all credit commitments under the Hercules Loan Facility were terminated and all security interests and guarantees executed in connection with the Hercules Loan Facility were released.
Blue Owl Credit Facility

On July 17, 2025 (the “Closing Date”), we, as the borrower, and Canticle, as a guarantor (the “Guarantor”), entered the Financing Agreement with the Lenders and the Administrative Agent. Under the Financing Agreement, the Lenders have committed up to $500.0 million in senior secured credit facilities, consisting of (a) the Initial Term Loan in an aggregate principal amount equal to $350.0 million and (b) Delayed Draw Term Loans in an aggregate principal amount not to exceed $150.0 million. In addition, the Financing Agreement includes uncommitted Incremental Term Loans in an aggregate principal amount not to exceed $250.0 million (together with the Initial Term Loan and any Delayed Draw Term Loans, collectively the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on the Closing Date. Delayed Draw Term Loans are available at our election from time to time after the Closing Date until December 31, 2027. Incremental Term Loans are available at our and the Lenders’ mutual consent from time to time after the Closing Date.
Any outstanding principal on the Term Loans will bear interest at a rate per annum on the basis of a 360 day year equal to the sum of (i) the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (subject to 1.00% per annum floor) plus (ii) 4.75%. Accrued interest is payable quarterly following the funding of the Initial Term Loan on the Closing Date, on any date of prepayment or repayment of the Term Loans and at maturity. The outstanding balance of the Term Loans, if not repaid sooner, shall be due and payable in full on the maturity date thereof. The stated maturity date of the Term Loans is July 17, 2030.

We may prepay the Term Loans at any time (in whole or in part) and may be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. In certain instances and during certain time periods, these prepayments will be subject to customary prepayment fees. The amount of any such prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make whole amount.

The Financing Agreement contains affirmative covenants and negative covenants applicable to us and our subsidiaries that are customary for financings of this type. We and the Guarantors are also required to maintain a minimum unrestricted cash balance of $100.0 million at all times. The Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to us experiencing a change of control. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Financing Agreement. Our obligations under the Financing Agreement are and will be guaranteed by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions (such subsidiaries, collectively, the “Guarantors”).

On July 17, 2025, concurrently with the entry into the Financing Agreement, we, the Guarantor and the Administrative Agent entered into a Pledge and Security Agreement. As security for our obligations under the Financing Agreement, we and the Guarantors are required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of our and the Guarantors’ assets (including all equity interests owned or hereafter acquired by us and the Guarantors), subject to certain customary exceptions.
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
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(135,943)	$(284,102)
Net cash provided by (used in) investing activities	211,736	(24,045)
Net cash provided by financing activities	10,381	707,829
Net increase in cash, cash equivalents, and restricted cash	$86,174	$399,682
Operating Activities
Net cash used in operating activities was $135.9 million for the six months ended June 30, 2025, compared to $284.1 million for the corresponding period in 2024. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Investing Activities
Net cash provided by investing activities was $211.7 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $24.0 million for the corresponding period in 2024. Net cash provided by investing activities for the six months ended June 30, 2025 primarily consisted of $568.1 million from sales and maturities of marketable securities, partially offset by $356.3 million of purchases of marketable securities for our investment portfolio. Net cash used in investing activities for the corresponding period in 2024 primarily consisted of $365.0 million of purchases of marketable securities and a $5.0 million acquisition of an intangible asset, partially offset by $346.4 million from sales and maturities of marketable securities in our investment portfolio.
Financing Activities
Net cash provided by financing activities was $10.4 million for the six months ended June 30, 2025, compared to $707.8 million for the corresponding period in 2024. Net cash provided by financing activities for the six months ended June 30, 2025 consisted of $10.4 million from exercises of stock options. Net cash provided by financing activities for the corresponding period in 2024 consisted primarily of $659.9 million of net proceeds from our 2024 Offering and $49.7 million from exercises of stock options.
Contractual Obligations and Commitments
In 2019, we entered into an operating lease for office space in certain premises located in West Conshohocken, Pennsylvania (the “Office Lease”), which was further amended by four amendments entered into from 2019 to May 2023. In August 2023, we entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Fifth Lease

Amendment extends the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liability were recorded during the year ended December 31, 2023. In April 2024 and May 2024, we entered into the Sixth Amendment and the Seventh Amendment to the Office Lease, respectively, leasing additional office space available in the same premises under the Office Lease. The lease for such additional office space commenced in September 2024 and resulted in an incremental $1.2 million right-of-use asset and lease liability recorded. In August 2024, we entered into the Eighth Amendment (the “Eighth Lease Amendment”) and in October 2024, we entered into the Ninth Amendment (the “Ninth Lease Amendment”) to the Office Lease, furthering expanding the amount of office space in the same premises. The leases for the additional office space under the Eighth Lease Amendment and the Ninth Lease Amendment commenced in December 2024 and resulted in an incremental $0.2 million right-of-use asset and lease liability recorded.
In April 2025, we entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability.
In May 2022, we entered into the $250.0 million Hercules Loan Facility. As of June 30, 2025, we had drawn $115.0 million under the Hercules Loan Facility. We were scheduled to pay interest-only monthly payments of accrued interest under the Loan Facility through May 1, 2026, which was extended to May 3, 2027 upon the achievement of a revenue milestone, and subject to compliance with applicable covenants. On July 17, 2025, we entered into the Financing Agreement and used a portion of the proceeds to repay the amounts outstanding under the Hercules Loan Facility. Accrued interest under the Financing Agreement is payable quarterly, on any date of prepayment or repayment of the term loans outstanding thereunder and at maturity. We are not required to repay any principal amounts outstanding under the Financing Agreement until maturity in July 2030, subject to certain prepayment events set forth in the Financing Agreement. See Note 8 “Long Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Financing Agreement.
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
We have entered into customary contractual agreements in support of the Phase 3 clinical trials and in connection with manufacturing Rezdiffra. As of June 30, 2025, the Company had approximately $71.2 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through December 2027.
Except as noted above, no significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 26, 2025.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance described above as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information.

Director and Executive Officer 10b5-1 Plans

During our fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading plan” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Appointment of Daniel Brennan to Board of Directors

On August 1, 2025, following the recommendation of its Nominating and Governance Committee, the Board elected Daniel Brennan as a Class II director, effective as of August 1, 2025, to serve until our annual meeting of stockholders in 2027. Mr. Brennan was elected to fill the vacancy following the resignation of Dr. Fred Craves on July 1, 2025. Mr. Brennan has been appointed to the Board’s Audit Committee.

As a non-employee director, Mr. Brennan will receive an annual cash fee of $50,000. He will also be entitled to $12,500 annually for his service on the Audit Committee. In addition, in connection with his appointment to the Board, Mr. Brennan received an equity grant with a value of $600,000, consisting of 50% stock options and 50% restricted stock units. The stock option will vest as to 50% of the shares underlying the option on August 1, 2026 and 12.5% of the shares underlying the option on the last day of each subsequent three-month period, subject to Mr. Brennan’s continued service on such dates. Half of the shares underlying the restricted stock unit award will vest on August 1, 2026 and the remaining half will vest on August 1, 2027, subject to Mr. Brennan’s continued service on such dates. Mr. Brennan will also be entitled to an annual award on the date of the Company’s annual meeting of stockholders consistent with other non-employee directors of the Board, prorated based on the date of his appointment. In addition, Mr. Brennan will enter into an indemnification agreement with the Company consistent with the form of the existing indemnification agreement entered into between the Company and its non-employee directors.

There are no other arrangements or understandings between Mr. Brennan and any other persons pursuant to which he was selected as a director. Additionally, Mr. Brennan has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Item 6.    Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed Herewith
10.1*†	Letter Agreement, dated April 16, 2025, by and between Madrigal Pharmaceuticals, Inc. and Rebecca Taub, M.D.		X

10.2*†	Offer Letter, dated February 12, 2025, by and between Madrigal Pharmaceuticals, Inc. and David Soergel, M.D.		X

10.3#	Lease Agreement, dated as of April 24, 2025, by and between Madrigal Pharmaceuticals, Inc. and KPG FF Owner, L.P.		X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
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

MADRIGAL PHARMACEUTICALS, INC.

Date: August 5, 2025	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)