Form 10-Q
period 2025-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2025-11-04
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, the registrant had 22,711,420 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are based on our beliefs and assumptions and on information currently available to us, but are subject to factors beyond our control. Forward-looking statements: reflect management’s current knowledge, assumptions, judgment and expectations regarding future performance or events; include all statements that are not historical facts; and can be identified by terms such as “accelerate,” “achieve,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “goal,” “believes,” “estimates,” “positions,” “predictive,” “projects,” “predicts,” “intends,” “potential,” “continue,” “seeks” and similar expressions and the negatives of those terms. In particular, forward-looking statements contained in this Quarterly Report relate to, among other things:
•our ability to successfully commercialize Rezdiffra, our only approved product, for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis);
•our ability to obtain and maintain full approval for Rezdiffra from the U.S. Food and Drug Administration and the European Commission;
•our ability to successfully, or in a timely manner, report positive results from our outcomes trials;
•our ability to obtain and maintain regulatory approval to expand Rezdiffra’s indication to a broader MASH patient population;
•our expectations regarding the degree of market acceptance of Rezdiffra by physicians, patients, third-party payors and others in the healthcare community, our ability to obtain and maintain adequate reimbursement from government and third-party payors for Rezdiffra or acceptable prices for Rezdiffra and Rezdiffra’s potential sector leadership;
•our ability to effectively scale our operations in Europe to successfully commercialize Rezdiffra;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$295,694	$100,019
Restricted cash	5,000	5,000
Marketable securities	814,055	826,232
Trade receivables, net	113,285	53,822
Inventory	69,317	34,068
Prepaid expenses and other current assets	49,329	13,786
Total current assets	1,346,680	1,032,927
Property and equipment, net	2,913	2,190
Intangible assets, net	7,477	4,729
Right-of-use asset	5,387	2,401
Total assets	$1,362,457	$1,042,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,941	$43,599
Accrued liabilities	345,382	124,695
Lease liability	1,083	983
Total current liabilities	391,406	169,277
Long term liabilities:
Loan payable, net of discount	339,753	117,569
Lease liability	5,566	1,018
Total long term liabilities	345,319	118,587
Total liabilities	736,725	287,864
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2025 and December 31, 2024; 2,369,797 and 2,369,797 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 at September 30, 2025 and December 31, 2024; 22,704,303 and 22,004,679 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in-capital	2,656,553	2,556,095
Accumulated other comprehensive income	1,068	468
Accumulated deficit	(2,031,891)	(1,802,182)
Total stockholders’ equity	625,732	754,383
Total liabilities and stockholders’ equity	$1,362,457	$1,042,247
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$287,268	$62,175	$637,320	$76,813
Operating expenses:
Cost of sales	18,122	2,152	31,700	2,788
Research and development	174,004	68,742	272,257	211,070
Selling, general and administrative	209,117	107,585	573,851	293,834
Total operating expenses	401,243	178,479	877,808	507,692
Loss from operations	(113,975)	(116,304)	(240,488)	(430,879)
Interest income	10,308	13,019	27,905	35,575
Interest expense	(7,451)	(3,679)	(14,012)	(11,172)
Loss on extinguishment of debt	(2,779)	—	(2,779)	—
Other expense, net	(293)	—	(335)	—
Net loss	$(114,190)	$(106,964)	$(229,709)	$(406,476)
Net loss per common share:
Basic and diluted net loss per common share	$(5.08)	$(4.92)	$(10.32)	$(19.31)
Basic and diluted weighted average number of common shares outstanding	22,482,502	21,745,929	22,261,718	21,052,544
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(114,190)	$(106,964)	$(229,709)	$(406,476)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	287	1,639	(12)	803
Unrealized foreign currency (loss) gain	(330)	—	612	—
Comprehensive loss	$(114,233)	$(105,325)	$(229,109)	$(405,673)
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	2,369,797	$—	22,004,679	$2	$2,556,095	$468	$(1,802,182)	$754,383
Issuance of common stock under equity plans	—	—	183,037	—	8,640	—	—	8,640
Stock-based compensation expense related to equity-classified awards	—	—	—	—	20,931	—	—	20,931
Unrealized loss on marketable securities and foreign currency	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(73,238)	(73,238)
Balance at March 31, 2025	2,369,797	$—	22,187,716	$2	$2,585,666	$389	$(1,875,420)	$710,637
Issuance of common stock under equity plans	—	—	33,400	—	1,741	—	—	1,741
Stock-based compensation expense related to equity-classified awards	—	—	—	—	25,159	—	—	25,159
Unrealized gain on marketable securities and foreign currency	—	—	—	—	—	722	—	722
Net loss	—	—	—	—	—	—	(42,281)	(42,281)
Balance at June 30, 2025	2,369,797	$—	22,221,116	$2	$2,612,566	$1,111	$(1,917,701)	$695,978
Issuance of common stock under equity plans	—	—	483,187	—	17,735	—	—	17,735
Stock-based compensation expense related to equity-classified awards	—	—	—	—	26,252	—	—	26,252
Unrealized loss on marketable securities and foreign currency	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(114,190)	(114,190)
Balance at September 30, 2025	2,369,797	$—	22,704,303	$2	$2,656,553	$1,068	$(2,031,891)	$625,732

Balance at December 31, 2023	2,369,797	$—	19,875,427	$2	$1,741,153	$468	$(1,336,290)	$405,333
Issuance of common shares and sale of warrants in equity offerings, excluding to related parties, net of transaction costs	—	—	750,000	—	311,560	—	—	311,560
Sale of warrants to related parties in equity offerings, exercise of common stock options, and restricted stock vesting, net of transaction costs	—	—	59,236	—	262,145	—	—	262,145
Stock-based compensation expense related to equity-classified awards	—	—	—	—	19,902	—	—	19,902

Unrealized loss on marketable securities	—	—	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	—	—	(147,541)	(147,541)
Balance at March 31, 2024	2,369,797	$—	20,684,663	$2	$2,334,760	$(172)	$(1,483,831)	$850,759
Issuance of common shares in equity offerings, excluding to related parties, net of transaction costs	—	—	346,153	—	85,950	—	—	85,950
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	670,077	—	48,174	—	—	48,174
Stock-based compensation expense related to equity-classified awards	—	—	—	—	24,404	—	—	24,404
Unrealized loss on marketable securities	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(151,971)	(151,971)
Balance at June 30, 2024	2,369,797	$—	21,700,893	$2	$2,493,288	$(368)	$(1,635,802)	$857,120
Sale of common shares to related parties and exercise of common stock options, net of transaction costs	—	—	105,543	—	7,462	—	—	7,462
Stock-based compensation expense related to equity-classified awards	—	—	—	—	17,898	—	—	17,898
Unrealized gain on marketable securities	—	—	—	—	—	1,639	—	1,639
Net loss	—	—	—	—	—	—	(106,964)	(106,964)
Balance at September 30, 2024	2,369,797	$—	21,806,436	$2	$2,518,648	$1,271	$(1,742,766)	$777,155

See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(229,709)	$(406,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	72,342	62,204
Depreciation and amortization expense	1,114	733
Amortization of debt issuance costs and discount	1,136	1,607
Amortization and interest accretion related to operating leases	1,662	(458)
Loss on extinguishment of debt	2,779	—
Other non-cash items	612	—
Changes in operating assets and liabilities:
Trade receivables, net	(59,463)	(30,463)
Prepaid expenses and other current assets	(35,543)	(17,711)
Inventory	(35,249)	(8,715)
Accounts payable	337	17,925
Accrued liabilities	220,321	41,023
Accrued interest, net of interest received on maturity of investments	3,568	(10,755)
Net cash used in operating activities	(56,093)	(351,086)
Cash flows from investing activities:
Purchases of marketable securities	(834,554)	(781,021)
Sales and maturities of marketable securities	843,151	560,852
Acquisition of intangible asset	(3,000)	(5,000)
Purchases of property and equipment, net of disposals	(857)	(1,267)
Net cash provided by (used in) investing activities	4,740	(226,436)
Cash flows from financing activities:
Proceeds from issuance of debt	350,000	—
Payment of debt issuance costs	(9,424)	—
Repayment of debt	(121,664)	—
Proceeds from issuances of stock, excluding related parties, net of transaction costs	—	397,510
Proceeds from related parties - warrants, exercise of common stock options, net of transaction costs	28,116	317,781
Net cash provided by financing activities	247,028	715,291
Net increase in cash, cash equivalents, and restricted cash	195,675	137,769
Cash, cash equivalents, and restricted cash at beginning of period	105,019	99,915
Cash, cash equivalents, and restricted cash at end of period	$300,694	$237,684

Supplemental disclosure of cash flow information:
Obtaining a right-of-use asset in exchange for a lease liability	$3,982	$1,168
Debt issuance costs in accounts payable and accrued expenses	$643	$—
Purchases of property and equipment in accounts payable	$728	$—
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure, liver cancer, need for liver transplantation and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). MASH is the leading cause of liver transplantation in women and the second leading cause of all liver transplantation in the United States, and the fastest-growing indication for liver transplantation in Europe. The Company’s medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first therapy approved by the U.S. Food and Drug Administration (“FDA”) for patients with MASH and was commercially available in the United States beginning in April 2024. In August 2025, the European Commission (“EC”) approved Rezdiffra and the Company launched Rezdiffra in Germany in September 2025. Rezdiffra is the first and only medication approved by both the FDA and EC for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (F2 to F3 fibrosis). The Company is also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in its MAESTRO-NASH OUTCOMES trial, that, if successful, could expand the eligible patient population for Rezdiffra.
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
Product Revenue, Net
On March 14, 2024, the Company announced that the FDA granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). The Company enters into agreements with specialty pharmacies and specialty distributors (each a “Customer” and collectively the “Customers”) to sell Rezdiffra in the U.S. In addition, the Company launched Rezdiffra in Germany in September 2025. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.
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
Trade Receivables, Net
The Company's trade receivables relate to amounts due from Customers related to product sales and are recorded net of prompt pay discounts and chargebacks. The Company assesses collectability of overdue receivables and those determined to be uncollectible are written-off. As of September 30, 2025, there were no receivables written off.
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
Marketable Securities
Marketable securities consist of investments in high-grade corporate obligations and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations, they are classified as current assets on the consolidated balance sheets.
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the nine months ended September 30, 2025 and 2024, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the nine months ended September 30, 2025 and 2024, realized gains and losses on marketable securities were not material.
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
As of September 30, 2025, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the nine months ended September 30, 2025 and 2024, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2025 and December 31, 2024, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Inventory
Inventory, which consists of work in process and finished goods, is stated at the lower of cost or estimated net realizable value, using actual cost, based on a first-in, first-out method. The balance sheet classification of inventory as current or non-current is determined by whether the inventory will be consumed within the Company’s normal operating cycle. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of sales in the accompanying Consolidated Statements of Operations. The Company capitalizes inventory costs when future commercial sale in the ordinary course of business is probable.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including cash compensation and stock-based compensation), costs for consultants, certain milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. Research and development costs also include certain licensing costs, including upfront fees and milestones paid to third-parties in connection with technologies that had not reached technological feasibility and did not have an alternative future use. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of its drug, and conducted clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates.
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
Leases
The Company determines if an arrangement is a lease at contract inception. All of the Company’s leases are classified as operating leases. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the leasing arrangement. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When an implicit rate is not readily determinable, an incremental borrowing rate is estimated based on information available at commencement. Lease expense is recognized on a straight-line basis over the lease term. Short-term leases of twelve months or less at commencement date are expensed on a straight-line basis over the lease term.
Patents
Costs to secure and defend patents are expensed as incurred and are classified as selling, general and administrative expense in the Company’s consolidated statements of operations.
Intangible Assets, Net
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
Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three and nine months ended September 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units, and common stock issuable upon the conversion of preferred stock would be anti-dilutive. The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at September 30,
	2025	2024
Common stock options	1,090,458	1,701,618
Restricted stock units	779,923	502,867
Performance-based restricted stock units	306,982	235,520
Preferred stock	2,369,797	2,369,797
Warrants	3,625,244	3,625,244
Recent Accounting Pronouncements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and aligns existing guidance related to accounting for certain costs incurred in connection with internal-use software, including updated guidance regarding agile and iterative software development methodologies. The standard applies to all entities that incur costs to develop internal-use software. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its financial statements.
3. Liquidity and Uncertainties
The Company is subject to risks common to development stage companies and early commercial companies in the biopharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing necessary for development and commercialization, and compliance with the FDA, the European Medicines Agency and other government regulations.
The Company has incurred losses since inception, including approximately $229.7 million for the nine months ended September 30, 2025, resulting in an accumulated deficit of approximately $2,031.9 million as of September 30, 2025. The Company has historically funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In July 2025, the Company entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. In addition, following FDA and EC approval, the Company receives revenue from sales of Rezdiffra. Management expects to incur losses until the Company is able to generate sufficient revenue from Rezdiffra and any other approved products. The Company believes that its cash, cash equivalents and marketable securities at September 30, 2025 will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra, the Company’s decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials, the Company entering into any strategic transactions, the Company’s ability to maintain compliance with the liquidity covenant in the Financing Agreement (as defined in Note 8) and potential milestone payments payable pursuant to an exclusive global license agreement (the “CSPC License Agreement”) with CSPC Pharmaceutical Group Limited (“CSPC”). To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.
4. Product Revenue, Net
The following table summarizes balances and activity for gross to net reserves (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees/Credits, Co-Pay Assistance, and Other	Totals
Balance at December 31, 2024	$4,188	$21,703	$25,891
Provision related to sales in the current year	21,110	127,892	149,002
Adjustments related to prior year sales	(1,320)	(2,952)	(4,272)
Payments and customer credits issued	(17,915)	(63,028)	(80,943)
Balance at September 30, 2025	$6,063	$83,615	$89,678
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	33%	38%	34%	38%
Customer B	23%	21%	23%	21%
Customer C	15%	16%	15%	16%
Customer D	12%	11%	12%	12%

5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company held restricted cash of $5.0 million as of September 30, 2025 and December 31, 2024 as collateral to its corporate credit card program.
A summary of cash, cash equivalents and available-for-sale marketable securities held by the Company as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash (Level 1)	$99,569	$—	$—	$99,569
Money market funds (Level 1)	96,172	—	—	96,172
U.S. government and government sponsored entities due within 3 months (Level 1)	9,941	—	—	9,941
Corporate debt securities due within 3 months of date of purchase (Level 2)	95,012	—	—	95,012
Total cash, cash equivalents and restricted cash	300,694	—	—	300,694
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	428,635	117	(161)	428,591
U.S. government and government sponsored entities due within 1 year of date of purchase (Level 2)	284,712	325	(3)	285,034
U.S. government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	91,537	183	(17)	91,703
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	8,714	13	—	8,727
Total cash, cash equivalents, restricted cash and marketable securities	$1,114,292	$638	$(181)	$1,114,749

	December 31, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash (Level 1)	$24,495	$—	$—	$24,495
Money market funds (Level 1)	65,302	—	—	65,302
US government and government sponsored entities (Level 1)	12,711	—	—	12,711
Corporate debt securities due within 3 months of date of purchase (Level 2)	2,511	—	—	2,511
Total cash, cash equivalents and restricted cash	105,019	—	—	105,019
Marketable securities:
Corporate debt securities due within 1 year of date of purchase (Level 2)	367,950	190	(64)	368,076
US government and government sponsored entities due within 1 year of date of purchase (Level 2)	382,793	279	(62)	383,010
US government and government sponsored entities due within 1 to 2 years of date of purchase (Level 2)	71,739	156	(25)	71,870
Corporate debt securities due within 1 to 2 years of date of purchase (Level 2)	3,282	—	(6)	3,276
Total cash, cash equivalents, restricted cash and marketable securities	$930,783	$625	$(157)	$931,251

6. Inventory
The following table summarizes the Company's inventory balances as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$—	$—
Work in process	62,904	29,533
Finished goods	6,413	4,535
Total inventory	$69,317	$34,068
There was no provision for excess inventory recorded as of September 30, 2025 or December 31, 2024.
7. Accrued Liabilities
Accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Contract research organization costs	$24,733	$30,250
CSPC license agreement upfront expense	117,280	—
Other clinical study related costs	424	2,161
Manufacturing and drug supply	38,081	9,941
Compensation and benefits	51,108	34,957
Professional fees	9,206	17,512
Gross to net accrued liabilities	83,614	21,703
Other	20,936	8,171
Total accrued liabilities	$345,382	$124,695
8. Long Term Debt
Hercules Loan Facility
In May 2022, the Company and its wholly-owned subsidiary, Canticle Pharmaceuticals, Inc. (“Canticle”), entered into a $250.0 million senior secured loan facility (as amended from time to time, the “Hercules Loan Facility”) with the several banks and other financial institutions or entities party thereto (collectively, the “Hercules Lenders”), and Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent for itself and the Hercules Lenders. Interest on the Hercules Loan Facility was the greater of (i) the prime rate plus 2.45% and (ii) 8.25%. The Hercules Loan Facility included an end-of-term charge of 5.35% of the aggregate principal amount, which was accounted for in the loan discount. In connection with the first tranche drawn at closing, the Company issued Hercules a warrant to purchase 14,899 shares of Company common stock, which had a Black-Scholes value of $0.6 million. In addition, the Company issued to Hercules and its affiliates warrants to purchase an aggregate of 4,555 shares of common stock, which had a Black-Scholes value of $0.9 million, following the closing of the second tranche.
On July 17, 2025, the Company used the proceeds of the Initial Term Loan under the Financing Agreement (each as defined below) to repay all outstanding obligations under the Hercules Loan Facility, totaling $121.7 million, and upon such repayment, terminated the Hercules Loan Facility. The amount repaid by the Company included $115.0 million of outstanding indebtedness plus accrued and unpaid interest as of the repayment date and exit fees. As a result of the termination, all credit commitments under the Hercules Loan Facility were terminated and all security interests and guarantees executed in connection with the Hercules Loan Facility were released. The repayment resulted in a $2.8 million loss on extinguishment of debt, primarily due to the write off of unamortized debt issuance costs.
Blue Owl Credit Facility
On July 17, 2025 (the “Closing Date”), the Company, as the borrower, and Canticle, as a guarantor (the “Guarantor”), entered into a Financing Agreement (as amended on September 4, 2025, the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation, as the lenders (the “Lenders”), and LSI Financing LLC, as the administrative agent for the Lenders (the “Administrative Agent”). Under the Financing Agreement, the Lenders have committed up to $500.0 million in senior secured credit facilities, consisting of (a) an initial term loan in an aggregate principal amount equal to $350.0 million (the “Initial Term Loan”) and (b) delayed draw term loan commitments in an aggregate principal amount not to exceed $150.0 million (the loans thereunder, if any, the “Delayed Draw Term Loans”). In addition, the Financing Agreement includes an uncommitted incremental facility in an aggregate principal amount not to exceed $250.0 million (the loans thereunder, if any, the “Incremental Term Loans”, together with the Initial Term Loan and any Delayed Draw Term Loans, collectively the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on the Closing Date. Delayed Draw Term Loans are available at the Company’s election from time to time after the Closing Date until December 31, 2027. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after the Closing Date.
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
The Company may prepay the Term Loans at any time (in whole or in part) and may be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. In certain instances and during certain time periods, these prepayments will be subject to customary prepayment fees. If the Term Loans are prepaid on or prior to the one-year anniversary of the original issuance, the Company must pay a make-whole amount equal to the greater of (i) 3.00% of the Term Loans being prepaid at such time and (ii) the present value of all remaining interest payments on the amount repaid through the one-year anniversary of the original issuance of such Term Loans, calculated using a discount rate. Thereafter, the amount of any such prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, with such prepayment fee stepping down on each anniversary of the original issuance of such Term Loans.

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
On July 17, 2025, concurrently with the entry into the Financing Agreement, the Company, the Guarantor and the Administrative Agent entered into a Pledge and Security Agreement. As security for the obligations of the Company and the Guarantors, each of the Company and the Guarantors are required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of the assets of the Company and the Guarantors (including all equity interests owned or hereafter acquired by the Company and the Guarantors), subject to certain customary exceptions. On September 4, 2025, the parties amended the Financing Agreement to add certain of the Company’s subsidiaries as Guarantors.

Future minimum payments, including interest and principal, under the loans payable outstanding as of September 30, 2025 were as follows (in thousands):

Period Ending September 30, 2025:	Amount
2025	$7,828
2026	31,056
2027	31,056
2028	31,141
2029	31,056
2030	366,846
$498,983
Less amount representing interest	(148,983)
Less unamortized discount	(10,247)
Loan payable, net of discount	$339,753

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
At-The-Market Issuance Sales Agreement
In May 2024, the Company entered into an at-the-market sales agreement (the “2024 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could, from time to time, issue and sell shares of its common stock. Pursuant to the 2024 Sales Agreement, the Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the 2024 Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). The Company sold no shares in the three and nine months ended September 30, 2025 under the 2024 Sales Agreement.
10. Stock-based Compensation
2015 Stock Plan
The Company’s 2015 Stock Plan, as amended (the “2015 Stock Plan”), is one of the Company’s equity incentive compensation plans through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of September 30, 2025, 647,640 shares were available for future issuance under the 2015 Stock Plan.
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
2025 Inducement Plan
In June 2025, the Company adopted the 2025 Inducement Plan (the “2025 Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The 2025 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The 2025 Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the 2025 Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 100,000 shares of the Company’s common stock were initially reserved for issuance under the 2025 Inducement Plan. In September 2025, the 2025 Inducement Plan was amended to increase the aggregate number of shares reserved for issuance by an additional 300,000 shares. A total of 318,044 shares were available for future issuance as of September 30, 2025.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Shares	Weighted average exercise price
Outstanding at December 31, 2024	1,528,143	$93.57
Options granted	138,629	331.34
Options exercised	(566,955)	49.63
Options cancelled	(9,359)	148.53
Outstanding at September 30, 2025	1,090,458	$146.17
Exercisable at September 30, 2025	789,360	$107.68
The total cash received by the Company as a result of stock option exercises was $28.1 million and $57.1 million for the nine months ended September 30, 2025 and 2024, respectively. The total intrinsic value of options exercised was $176.4 million and $132.5 million for the nine months ended September 30, 2025 and 2024, respectively. The weighted-average grant date fair values, based on the Black-Scholes option model, of options granted during the nine months ended September 30, 2025 and 2024 were $195.53 per share and $155.41 per share, respectively.
Restricted Stock Units
The Company awards restricted stock units (“RSUs”) to its employees, officers, directors and consultants. RSUs vest over a period of months or years, or upon the occurrence of certain performance criteria or the attainment of stated goals or events, and are subject to forfeiture if employment or service terminates before vesting.
The following table summarizes RSU activity, excluding performance-based RSUs, during the nine months ended September 30, 2025:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2024	499,559	$237.07
RSUs granted	443,186	342.22
RSUs vested	(130,273)	246.87
RSUs forfeited	(32,549)	286.14
Outstanding at September 30, 2025	779,923	$293.14
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

The following table summarizes PSU activity during the nine months ended September 30, 2025:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2024	92,760	235,520	$257.77
PSUs granted	61,717	123,434	580.38
PSUs attained	(50,000)	(50,000)	146.37
PSUs forfeited	(986)	(1,972)	593.93
Outstanding at September 30, 2025	103,491	306,982	$500.77
Outstanding Awards
As of September 30, 2025, the Company had RSUs, PSUs, and options outstanding pursuant to which an aggregate of 2,177,363 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan, 2023 Inducement Plan and 2025 Inducement Plan.

Stock-Based Compensation Expense
Stock-based compensation expense during the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense by type of award:
Stock options	$5,585	$4,978	$16,474	$21,891
Restricted stock units	16,036	8,292	42,152	26,835
Performance-based restricted stock units	4,631	4,628	13,716	13,478
Total stock-based compensation expense	$26,252	$17,898	$72,342	$62,204
Effect of stock-based compensation expense by line item:
Research and development	$6,473	$5,570	$17,042	$17,059
Selling, general and administrative	19,779	12,328	55,300	45,145
Total stock-based compensation expense included in net loss	$26,252	$17,898	$72,342	$62,204
Unrecognized stock-based compensation expense as of September 30, 2025 was $243.4 million with a weighted average remaining period of 2.91 years.
11. Commitments and Contingencies
Licenses and Other Commitments
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of operations in the normal course of business. As of September 30, 2025, the Company had approximately $187.6 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through 2027.
Roche Agreement
The Company has a Research, Development and Commercialization Agreement (the “Roche Agreement”) with Hoffmann-La Roche (“Roche”) which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product (as defined in the Roche Agreement).
The Roche Agreement required certain milestone payments to Roche. In March 2024, upon receiving FDA approval of Rezdiffra, a milestone was achieved and $5.0 million was paid to Roche. In August 2025, upon receiving conditional marketing authorization from the EC, a milestone was achieved and $3.0 million was paid to Roche.

Furthermore, a tiered single-digit royalty is payable on net sales of resmetirom or a product developed from resmetirom, subject to certain reductions. The Company began accruing for royalty payments following its commercial launch of Rezdiffra in April 2024.
CSPC License Agreement
In July 2025, the Company entered into the CSPC License Agreement with CSPC for MGL-2086 (formerly known as SYH2086), a preclinical oral small molecule glucagon-like peptide-1 (GLP-1) receptor agonist. Pursuant to the CSPC License Agreement, CSPC has granted the Company an exclusive global license to develop, manufacture, and commercialize MGL-2086. The transaction closed in September 2025. The Company paid CSPC an upfront payment of $120.0 million in October 2025. CSPC is eligible to receive up to $2.0 billion in milestone payments if certain development, regulatory and commercial milestones are achieved, as well as tiered royalties on net sales. The Company expects to initiate clinical development of MGL-2086 in the first half of 2026.
Leases
In 2019, the Company entered into an operating lease for office space located in West Conshohocken, Pennsylvania (the “Office Lease”), which was further amended by four amendments entered into from 2019 to May 2023. In August 2023, the Company entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”). The Fifth Lease Amendment extended the term of the Office Lease through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liabilities were recorded during the year ended December 31, 2023. In 2024, we entered into the Sixth, Seventh, Eighth, and Ninth Amendments to the Office Lease, leasing additional office space available in the same premises under the Office Lease, which resulted in an incremental $1.3 million right-of-use asset and lease liability recorded.
In April 2025, the Company entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability.
In September 2025, the Company entered into an operating lease for office space in Waltham, Massachusetts. The commencement date did not occur as of September 30, 2025 and therefore the new lease had no impact on the financial statements.
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
Management does not segment business operations for internal reporting or decision making purposes. As the Company has a single reporting segment, the segment accounting policies are the same as those at the Company level, as described in Note 2 “Summary of Significant Accounting Policies.” As of September 30, 2025, the Company did not have material revenue or assets outside of the U.S.

The following table presents net income reported at the segment measure of profit and loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$287,268	$62,175	$637,320	$76,813
Cost of sales	(18,122)	(2,152)	(31,700)	(2,788)
Research and development - personnel and internal expense	(21,084)	(17,911)	(51,109)	(51,923)
Research and development - external expense	(152,920)	(50,831)	(221,148)	(159,147)
Selling, general and administrative	(209,117)	(107,585)	(573,851)	(293,834)
Other segment (expense) income(1)	(215)	9,340	10,779	24,403
Net loss	$(114,190)	$(106,964)	$(229,709)	$(406,476)
(1) Other segment (expense) income includes interest income, interest expense and loss on extinguishment of debt.

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
About Madrigal Pharmaceuticals, Inc.
We are a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure, liver cancer, need for liver transplantation and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). MASH is the leading cause of liver transplantation in women and the second leading cause of all liver transplantation in the United States, and the fastest-growing indication for liver transplantation in Europe. Our medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first therapy approved by the U.S. Food and Drug Administration (“FDA”) for patients with MASH and was commercially available in the United States beginning in April 2024. In August 2025, the European Commission (“EC”) approved Rezdiffra and we launched Rezdiffra in Germany in September 2025. Rezdiffra is the first and only medication approved by both the FDA and EC for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (F2 to F3 fibrosis). We are also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in our MAESTRO-NASH OUTCOMES trial, that, if successful, could expand the eligible patient population for Rezdiffra.
The FDA’s accelerated approval and the EC’s conditional marketing authorization, as well as Rezdiffra’s approved prescribing information, were supported by 52-week data from our Phase 3 MAESTRO-NASH trial in which both 100 mg and 80 mg doses of Rezdiffra demonstrated statistically significant improvement compared to placebo on (i) MASH resolution with no worsening of fibrosis and (ii) an improvement in fibrosis by at least one stage with no worsening of the nonalcoholic fatty liver disease (“NAFLD”) activity score. MAESTRO-NASH remains ongoing as an outcomes trial where we are generating confirmatory outcomes data to 54-months that, if positive, is expected to verify a clinical benefit and support the full FDA approval of Rezdiffra to treat noncirrhotic MASH. We expect outcomes data from this trial in 2028. In addition, full FDA approval of Rezdiffra to treat noncirrhotic MASH could also be based on results from our Phase 3 MAESTRO-NASH OUTCOMES trial. In this trial, we are assessing progression to liver decompensation events in patients with compensated MASH cirrhosis treated with Rezdiffra versus placebo. A positive outcome in this trial is also expected to support the full FDA approval of Rezdiffra for noncirrhotic MASH, and expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis. We expect results from the MAESTRO-NASH OUTCOMES trial in 2027. We have agreed to submit results from these trials to the European Medicines Agency (“EMA”) in support of full approval of Rezdiffra in the European Union.
MASH Disease State Overview. MASH is a more advanced form of metabolic dysfunction-associated fatty liver disease (“MASLD”). MASLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. MASH can progress to cirrhosis or liver failure, can require liver transplantation and can also result in liver cancer. Patients with MASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. In addition, MASH patients with moderate to advanced fibrosis (consistent with fibrosis stages F2 and F3) have a 10-to-17 times higher risk of liver-related mortality. Patients with compensated MASH cirrhosis (consistent with F4c fibrosis) have a 42-times higher risk of liver-related mortality, underscoring the need to treat MASH before complications of cirrhosis develop. MASH is also an independent driver of cardiovascular disease, which is the leading cause of mortality for patients.
Our Patient Focus. Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes, we estimate that approximately 1.5 million patients have been diagnosed with MASH in the United States, of which approximately 525,000 have MASH with moderate to advanced fibrosis. We estimate that approximately 315,000 diagnosed patients with MASH with moderate to advanced fibrosis are under the care of approximately 14,000 specialist prescribers in the U.S. which we are targeting during the commercial launch of Rezdiffra. In addition, we estimate that approximately 370,000 patients with MASH with moderate to advanced fibrosis are currently diagnosed and under the care of a liver specialist across Europe. Over time, as disease awareness improves and disease prevalence increases, we expect the number of identified MASH patients with moderate to advanced fibrosis eligible for treatment to grow. In addition, an estimated 245,000 patients with compensated MASH cirrhosis (consistent with F4c fibrosis) are currently under the care of liver specialists in the U.S.
We continue to focus our efforts on educating healthcare providers and patients on the risks of MASH and the potential clinical benefits and appropriate use of Rezdiffra. We are also supporting the creation of care pathways for patients at physician offices, driving breadth and depth of Rezdiffra prescribers and engaging with payors to support patient access to therapy.
In June 2025, we received a positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) of EMA recommending approval of resmetirom for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis. The EC granted conditional marketing authorization for Rezdiffra in August 2025 and we launched Rezdiffra in Germany in September 2025. The EC decision is valid in all 27 member states of the European Union, as well as in Iceland, Liechtenstein and Norway. The timing for access to Rezdiffra in individual countries will depend on multiple factors, including the completion of reimbursement procedures.
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
Key Developments
In August 2025, we announced that the EC granted conditional marketing authorization for Rezdiffra for the treatment of MASH with moderate to advanced liver fibrosis. We launched Rezdiffra in Germany in September 2025. Rezdiffra is now the first and only medication approved for patients with MASH in the European Union and is included in the European MASH treatment guidelines.
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
In July 2025, we entered into an exclusive global license agreement (the “CSPC License Agreement”) with CSPC Pharmaceutical Group Limited (“CSPC”) for MGL-2086 (formerly SYH2086), a preclinical oral small molecule glucagon-like peptide-1 (GLP-1) receptor agonist. Pursuant to the CSPC License Agreement, CSPC has granted us an exclusive global license to develop, manufacture, and commercialize MGL-2086. The transaction closed in September 2025. We paid CSPC an upfront payment of $120.0 million in October 2025. CSPC is eligible to receive up to $2.0 billion in milestone payments if certain development, regulatory and commercial milestones are achieved, as well as tiered royalties on net sales. We expect to initiate clinical development of MGL-2086 in the first half of 2026.
In July 2025, we, as the borrower, and our wholly owned subsidiary Canticle Pharmaceuticals, Inc. (“Canticle”), as a guarantor, entered into a Financing Agreement (as amended, the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation, as the lenders (the “Lenders”), and LSI Financing LLC as the administrative agent for the Lenders. Under the Financing Agreement, the Lenders have agreed to commit up to $500.0 million in senior secured credit facilities, consisting of (a) an initial term loan in an aggregate principal amount equal to $350.0 million (the “Initial Term Loan”) and (b) delayed draw term loans in an aggregate principal amount not to exceed $150.0 million (the “Delayed Draw Term Loans”). In addition, the Financing Agreement includes an uncommitted incremental facility in an aggregate principal amount not to exceed $250.0 million (the “Incremental Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on July 17, 2025. Delayed Draw Term Loans are available at our election from time to time until December 31, 2027. Incremental Term Loans are available at our and the Lenders’ mutual consent from time to time.
In July 2025, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new U.S. patent covering the FDA-approved use of Rezdiffra. The patent, which was issued on August 5, 2025, includes claims directed to Rezdiffra’s commercial weight-threshold dosing regimen as prescribed in the FDA-approved label. The U.S. patent provides protection to February 2045 and was listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, in August 2025.
Basis of Presentation
Product Revenue, Net
In March 2024, the FDA approved Rezdiffra for the treatment of noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Rezdiffra is a once-daily, oral, liver-directed, THR-ß agonist designed to target key underlying causes of MASH. We began generating revenue from sales of Rezdiffra in the United

States in April 2024. In addition, we launched Rezdiffra in Germany in September 2025. Revenue is recorded net of variable consideration, which includes prompt pay discounts, returns, chargebacks, rebates, and co-payment assistance.
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
•other allocated expenses, which include direct and allocated expenses for depreciation of equipment and other supplies; and
•certain milestone payments payable pursuant to the CSPC License Agreement.
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
Interest Expense
Interest expense consists primarily of interest accrued on principal balances that were outstanding under our Financing Agreement. For the three months ended September 30, 2025, we also accrued interest on loans outstanding under the loan facility (the “Hercules Loan Facility”) with Hercules Capital, Inc. (“Hercules”) until the Hercules Loan Facility was repaid in full and terminated in July 2025.
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
Results of Operations
Three Months Ended September 30, 2025 and 2024
The following table provides comparative unaudited results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
Product revenue, net	$287,268	$62,175	$225,093	362%
Operating expenses:
Cost of sales	18,122	2,152	15,970	742%
Research and development	174,004	68,742	105,262	153%
Selling, general and administrative	209,117	107,585	101,532	94%
Total operating expenses	401,243	178,479	222,764	125%
Loss from operations	(113,975)	(116,304)	(2,329)	2%
Interest income	10,308	13,019	(2,711)	(21)%
Interest expense	(7,451)	(3,679)	3,772	(103)%
Loss on extinguishment of debt	(2,779)	—	2,779	100%
Other expense, net	(293)	—	(293)	100%
Net loss	$(114,190)	$(106,964)	$(7,226)	7%
Revenue
We recorded $287.3 million of product revenue, net for the three months ended September 30, 2025, compared to $62.2 million in the corresponding period in 2024. The increase was due to increased demand for Rezdiffra in 2025.

Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the three months ended September 30, 2025, we recorded $18.1 million of cost of sales compared to $2.2 million in the corresponding period in 2024.
Research and Development Expenses
The following table represents our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Increase / Decrease
	2025	2024	$	%
Personnel and Internal Expense	$21,084	$17,911	$3,173	18%
External Expense	152,920	50,831	102,089	201%
Total	$174,004	$68,742	$105,262	153%
Our research and development expenses were $174.0 million for the three months ended September 30, 2025, compared to $68.7 million in the corresponding period in 2024. Research and development expenses increased by $105.3 million in the 2025 period primarily due to the $120.0 million upfront expense under the CSPC License Agreement, $117.3 million of which was recognized upon the closing of the transaction in September 2025, partially offset by a reduction in expenses related to clinical trials.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $209.1 million for the three months ended September 30, 2025, compared to $107.6 million in the corresponding period in 2024. Selling, general and administrative expenses increased by $101.5 million in the 2025 period, primarily due to an increase in commercial activities for Rezdiffra, including a corresponding increase in headcount to support our commercialization efforts.
Interest Income
Our net interest income was $10.3 million for the three months ended September 30, 2025, compared to $13.0 million in the corresponding period in 2024. The decrease in interest income was primarily due to lower interest rates compared to the corresponding period in 2024.
Interest Expense
Our interest expense was $7.5 million for the three months ended September 30, 2025, compared to $3.7 million in the corresponding period in 2024. The increase of $3.8 million was primarily the result of a higher average outstanding principal balance after entering into the Financing Agreement.

Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
Product revenue, net	$637,320	$76,813	$560,507	730%
Operating expenses:
Cost of sales	31,700	2,788	28,912	1037%
Research and development	272,257	211,070	61,187	29%
Selling, general and administrative	573,851	293,834	280,017	95%
Total operating expenses	877,808	507,692	370,116	73%
Loss from operations	(240,488)	(430,879)	(190,391)	44%
Interest income	27,905	35,575	(7,670)	(22)%
Interest expense	(14,012)	(11,172)	2,840	(25)%
Loss on extinguishment of debt	(2,779)	—	2,779	100%
Other expense, net	(335)	—	(335)	100%
Net Loss	$(229,709)	$(406,476)	$176,767	(43)%
Revenue
We recorded $637.3 million of product revenue, net for the nine months ended September 30, 2025, compared to $76.8 million in the corresponding period in 2024. The increase was due to a full nine months of sales in 2025, as we began selling Rezdiffra in April 2024, as well as increased demand for Rezdiffra in 2025.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra. For the nine months ended September 30, 2025, we recorded $31.7 million of cost of sales compared to $2.8 million in the corresponding period in 2024.
Research and Development Expenses
The following table represents our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Increase / Decrease
	2025	2024	$	%
Personnel and Internal Expense	$51,109	$51,923	$(814)	(2)%
External Expense	221,148	159,147	62,001	39%
Total	$272,257	$211,070	$61,187	29%
Our research and development expenses were $272.3 million for the nine months ended September 30, 2025, compared to $211.1 million in the corresponding period in 2024. Research and development expenses increased by $61.2 million in the 2025 period primarily due to the $120.0 million upfront expense under the CSPC License Agreement, $117.3 million of which was recognized upon the closing of the transaction in September 2025, partially offset by a change in accounting for inventory costs following FDA approval of Rezdiffra in March 2024 and a reduction in expenses related to clinical trials.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses were $573.9 million for the nine months ended September 30, 2025, compared to $293.8 million in the corresponding period in 2024. Selling, general and administrative expenses increased by $280.0 million in the 2025 period primarily due to increases for commercial activities for Rezdiffra, including a corresponding increase in headcount to support our commercialization efforts.
Interest Income
Our net interest income was $27.9 million for the nine months ended September 30, 2025, compared to $35.6 million in the corresponding period in 2024. The decrease in interest income was primarily due to lower interest rates in 2025 as compared to the same period in 2024.
Interest Expense
Our interest expense was $14.0 million for the nine months ended September 30, 2025, compared to $11.2 million in the corresponding period in 2024. The increase of $2.8 million was primarily the result of a higher average outstanding principal balance after entering into the Financing Agreement.
Macroeconomic Events
Changes in, and uncertainties related to, global trade or other economic policies, including tariffs or other restrictions imposed by the United States government or governments of other nations, may have an adverse effect on us, our partners and the pharmaceutical industry as a whole. Based on our current manufacturing locations, supply chain operations and inventory, we believe that the current tariff policies will not have a material impact on our business, results of operations or financial condition. Our U.S. commercial and clinical supply of resmetirom is currently manufactured in the United States. In addition, we have engaged a European manufacturer to produce our commercial supply of drug product for European commercialization. Additional changes to the policies of the United States or other nations that affect the geopolitical landscape or global trade, economy or market conditions, and other direct or indirect impacts of such policies, are uncertain and unpredictable, and could, in the future, have an adverse effect on our business, results of operations or financial condition.
Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities totaling $1,114.7 million compared to $931.3 million as of December 31, 2024. We have historically funded our operations primarily through proceeds from sales of our capital stock and debt financings. In July 2025, we entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. In addition, following FDA and EC approval, we receive revenue from sales of Rezdiffra.
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
We did not make any sales under the 2024 Sales Agreement during the three and nine months ended September 30, 2025. As of September 30, 2025, $300.0 million remained available for sale under the 2024 Sales Agreement and our related prospectus supplement.
Hercules Loan Facility
In May 2022 we entered into the $250.0 million Hercules Loan Facility. Interest on the Hercules Loan Facility was the greater of (i) the prime rate plus 2.45% and (ii) 8.25%. The Hercules Loan Facility included an end-of-term charge of 5.35% of the aggregate principal amount, which was accounted for in the loan discount.
On July 17, 2025, we used the proceeds received from the Financing Agreement to repay all outstanding obligations under the Hercules Loan Facility, totaling $121.7 million, and upon such repayment, terminated the Hercules Loan Facility. The amount we repaid included $115.0 million of outstanding indebtedness plus accrued and unpaid interest as of the repayment date and exit fees. As a result of the termination, all credit commitments under the Hercules Loan Facility were terminated and all security interests and guarantees in connection with the Hercules Loan Facility were released. The repayment resulted in a $2.8 million loss on extinguishment of debt, primarily due to the write off of unamortized debt issuance costs.
Blue Owl Credit Facility
On July 17, 2025 (the “Closing Date”), we, as the borrower, and Canticle, as a guarantor (the “Guarantor”), entered the Financing Agreement with the Lenders and the Administrative Agent. Under the Financing Agreement, the Lenders have committed up to $500.0 million in senior secured credit facilities, consisting of (a) the Initial Term Loan in an aggregate principal amount equal to $350.0 million and (b) Delayed Draw Term Loans in an aggregate principal amount not to exceed $150.0 million. In addition, the Financing Agreement includes uncommitted Incremental Term Loans in an aggregate principal amount not to exceed $250.0 million (together with the Initial Term Loan and any Delayed Draw Term Loans, collectively the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on the Closing Date. Delayed Draw Term Loans are available at our election from time to time after the Closing Date until December 31, 2027. Incremental Term Loans are available at our and the Lenders’ mutual consent from time to time after the Closing Date. The proceeds from the Financing Agreement are expected to primarily support our business development activities.
Any outstanding principal on the Term Loans will bear interest at a rate per annum on the basis of a 360-day year equal to the sum of (i) the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (subject to a 1.0% per annum floor) plus (ii) 4.75%. Accrued interest is payable (i) quarterly following the funding of the Initial Term Loan on the Closing Date, (ii) on any date of prepayment or repayment of the Term Loans and (iii) at maturity. The outstanding balance of the Term Loans, if not repaid sooner, shall be due and payable in full on July 17, 2030.
We may prepay the Term Loans at any time (in whole or in part) and may be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. In certain instances and during certain time periods, these prepayments will be subject to customary prepayment fees. If the Term Loans are prepaid on or prior to the one-year anniversary of the original issuance, we must pay a make-whole amount equal to the greater of (i) 3.00% of the Term Loans being prepaid at such time and (ii) the present value of all remaining interest payments on the amount repaid through the one-year anniversary of the original issuance of such Term Loans, calculated using a discount rate. Thereafter, the amount of any such prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, with such prepayment fee stepping down on each anniversary of the original issuance of such Term Loans.
The Financing Agreement contains affirmative covenants and negative covenants applicable to us and our subsidiaries that are customary for financings of this type. We and the Guarantors (as defined below) are also required to maintain a minimum unrestricted cash balance of $100.0 million at all times. The Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to us experiencing a change of control. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Financing Agreement. Our obligations under the Financing Agreement are and will be guaranteed by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions (such subsidiaries, collectively, the “Guarantors”).

On July 17, 2025, concurrently with the entry into the Financing Agreement, we, the Guarantor and the Administrative Agent entered into a Pledge and Security Agreement. As security for our obligations under the Financing Agreement, we and the Guarantors are required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of our and the Guarantors’ assets (including all equity interests owned or hereafter acquired by us and the Guarantors), subject to certain customary exceptions. On September 4, 2025, the parties amended the Financing Agreement to add certain of our subsidiaries as Guarantors.
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
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(56,093)	$(351,086)
Net cash provided by (used in) investing activities	4,740	(226,436)
Net cash provided by financing activities	247,028	715,291
Net increase in cash, cash equivalents, and restricted cash	$195,675	$137,769
Operating Activities
Net cash used in operating activities was $56.1 million for the nine months ended September 30, 2025, compared to $351.1 million for the corresponding period in 2024. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.
Investing Activities
Net cash provided by investing activities was $4.7 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $226.4 million for the corresponding period in 2024. Net cash provided by investing activities for the nine months ended September 30, 2025 primarily consisted of $843.2 million from sales and maturities of marketable securities, partially offset by $834.6 million of purchases of marketable securities for our investment portfolio and a $3.0 million acquisition of an intangible asset. Net cash used in investing activities for the corresponding period in 2024 primarily consisted of $781.0 million of purchases of marketable securities and a $5.0 million acquisition of an intangible asset, partially offset by $560.9 million from sales and maturities of marketable securities in our investment portfolio.

Financing Activities
Net cash provided by financing activities was $247.0 million for the nine months ended September 30, 2025, compared to $715.3 million for the corresponding period in 2024. Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $350.0 million of proceeds from the Initial Term Loan under the Financing Agreement and $28.1 million from the exercise of stock options, partially offset by a repayment of $121.7 million under the Hercules Loan Facility and $9.4 million of debt issuance costs. Net cash provided by financing activities for the corresponding period in 2024 consisted primarily of $659.9 million of net proceeds from our 2024 Offering and $57.1 million from the exercise of stock options.
Contractual Obligations and Commitments
In 2019, we entered into an operating lease for office space in certain premises located in West Conshohocken, Pennsylvania (the “Office Lease”), which was further amended by four amendments entered into from 2019 to May 2023. In August 2023, we entered into the Fifth Amendment to the Office Lease (the “Fifth Lease Amendment”) pursuant to which the term of the Office Lease was extended through November 2026. As a result of the Fifth Lease Amendment, an incremental $1.6 million right-of-use asset and lease liability were recorded during the year ended December 31, 2023. In 2024, we entered into the Sixth Seventh, Eighth, and Ninth Amendments to the Office Lease, leasing additional office space available in the same premises under the Office Lease, which resulted in an incremental $1.3 million right-of-use asset and lease liability recorded.
In April 2025, we entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability.
In September 2025, we entered into an operating lease for office space in Waltham, Massachusetts. The commencement date did not occur as of September 30, 2025 and therefore the new lease had no impact on the financial statements.
In May 2022, we entered into the $250.0 million Hercules Loan Facility. On July 17, 2025, we entered into the Financing Agreement and used the proceeds to repay all outstanding obligations under the Hercules Loan Facility, totaling $121.7 million, and upon such repayment, terminated the Hercules Loan Facility. The amount we repaid included $115.0 million of outstanding indebtedness plus accrued and unpaid interest as of the repayment date and exit fees. Accrued interest under the Financing Agreement is payable quarterly, on any date of prepayment or repayment of the term loans outstanding thereunder and at maturity. We are not required to repay any principal amounts outstanding under the Financing Agreement until maturity in July 2030, subject to certain prepayment events set forth in the Financing Agreement. See Note 8 “Long Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Financing Agreement.
We have a Research, Development and Commercialization Agreement (the “Roche Agreement”) with Hoffmann-La Roche (“Roche”) which grants us a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product (as defined in the Roche Agreement). We received FDA approval for Rezdiffra in March 2024 and EC approval for Rezdiffra in August 2025. A tiered single-digit royalty is payable to Roche on net sales of Rezdiffra, subject to certain reductions.
In July 2025, we entered into the CSPC License Agreement for MGL-2086 (formerly known as SYH2086), a preclinical oral small molecule glucagon-like peptide-1 (GLP-1) receptor agonist. Pursuant to the CSPC License Agreement, CSPC has granted us an exclusive global license to develop, manufacture, and commercialize MGL-2086. The transaction closed in September 2025. We paid CSPC an upfront payment of $120.0 million in October 2025. CSPC is eligible to receive up to $2.0 billion in milestone payments if certain development, regulatory and commercial milestones are achieved, as well as tiered royalties on net sales.
We have entered into customary contractual agreements in support of the Phase 3 clinical trials and in connection with manufacturing Rezdiffra. As of September 30, 2025, we had approximately $187.6 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through December 2027.
Except as noted above, no significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 26, 2025.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Variable Interest Rate
As of September 30, 2025, our primary exposure to interest rate risk was associated with our variable rate borrowings under the Financing Agreement. Any outstanding principal on the Term Loans will bear interest at a rate per annum on the basis of a 360-day year equal to the sum of (i) the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (subject to a 1.00% per annum floor) plus (ii) 4.75%. See Note 8 “Long Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Interest rates are sensitive to a variety of factors, including changes in fiscal and monetary policies, geopolitical events, changes in global economic conditions and other factors beyond our control. For the quarter ended September 30, 2025, the interest rate associated with the $350.0 million of borrowings outstanding under the Financing Agreement was 9.1%. For the three months ended September 30, 2025, the effect of a hypothetical 100 basis point increase or decrease in the interest rate would have changed our interest expense under the Financing Agreement by approximately $0.7 million.

Foreign Exchange Exposure

As we expand our operations into Europe, we are exposed to risks related to changes in foreign currency exchange rates, primarily between the U.S. dollar, euro and Swiss franc. The majority of our expenses are generally denominated in the currencies in which they are incurred, which is primarily the U.S. dollar. As we endeavor to expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the U.S. dollar, results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance described above as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information.
Director and Executive Officer 10b5-1 Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities that were adopted by our executive officers and directors during the quarter ended September 30, 2025. Each plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each a “Trading Plan”).

Name and Title	Action Taken (Date)	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan	Maximum Number of Shares Subject to Trading Plan
Mardi Dier, Chief Financial Officer	Adoption (September 02, 2025)	12/2/2025	12/31/2026	7,337(1)
Richard Levy, M.D., Director	Adoption (August 14, 2025)	11/13/2025	12/31/2026	16,682
Paul Friedman, M.D., Director	Adoption (September 10, 2025)	12/10/2025	2/28/2027	49,600
Rebecca Taub, M.D., Senior Scientific and Medical Advisor and Director	Adoption (September 10, 2025)	12/10/2025	2/28/2027	37,300

(1) This Trading Plan provides for the sale of shares to be received upon future vesting of certain outstanding restricted stock unit awards, net of any shares sold to satisfy applicable taxes. The number of shares to be sold to satisfy taxes, and thus the exact number of shares to be sold pursuant to this Trading Plan, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be sold to satisfy tax obligations.

Director Resignation
On November 3, 2025, Kenneth Bate provided notice of his resignation from our Board of Directors (the “Board”), effective as of December 10, 2025. Mr. Bate’s resignation was not due to any disagreement on any matter relating to our operations, policies or practices. The Board is grateful to Mr. Bate for his years of service and significant contributions to the Board and the Company.
Item 6.    Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed Herewith
10.1†#
Financing Agreement by and among the Company, certain subsidiaries of the Company, certain funds managed by Blue Owl Capital Corporation and LSI Financing LLC, dated as of July 17, 2025 (as amended by the First Amendment thereto, dated as of September 4, 2025).
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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 4, 2025	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Mardi C. Dier
Mardi C. Dier
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)