Form 10-Q
period 2026-03-31
MADRIGAL PHARMACEUTICALS, INC.
filed 2026-05-06
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 23,055,659 shares of common stock outstanding.

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
•our ability to obtain and maintain full approval for Rezdiffra from the U.S. Food and Drug Administration (the “FDA”) and the European Medicines Agency;
•our ability to successfully, or in a timely manner, report positive results from our outcomes trials;
•our ability to obtain and maintain regulatory approval to expand Rezdiffra’s indication to a broader MASH patient population;
•our expectations regarding the degree of market acceptance of Rezdiffra by physicians, patients, third-party payors and others in the healthcare community, our ability to obtain and maintain adequate reimbursement from government and third-party payors for Rezdiffra or acceptable prices for Rezdiffra and Rezdiffra’s leadership position;
•our possible or assumed future business strategies and plans (including potential ex-U.S. commercial or partnering opportunities) and potential growth opportunities and our ability to acquire or in-license new product candidates and technologies;
•our expectations and plans related to clinical trials, including anticipated timing of initiating clinical trials and the receipt of data from our clinical trials, our ability to successfully conduct our current or any future clinical trials necessary for regulatory approval and our ability to delay certain research activities and related clinical expenses as necessary;
•our ability to establish and maintain an effective commercial organization, including sales and marketing representatives, and the ability of third parties on which we rely to manufacture sufficient quantities of Rezdiffra or any other future product candidate for our commercial or clinical needs;
•anticipated or estimated future results, including our future operating performance and financial position, estimates of our expenses and liquidity and our ability to raise additional capital as needed, our ability to achieve or maintain profitability and our ability to comply with the covenants included in our loan facility;
•our ability to adequately protect our intellectual property rights or prevent disclosure of our trade secrets and other proprietary information and costs associated with litigation or other proceedings related to such matters;
•our ability to successfully complete business development transactions and receive the expected benefits of such transactions, and our ability to comply with our obligations under any of our current or future license agreements, including the license agreement with F. Hoffmann-La Roche AG in respect of resmetirom; and
•the regulation of the healthcare industry, including potential pricing reform, and general economic conditions in the United States, Europe and globally, including the impact of tariffs and inflation, that may affect us, our suppliers, third-party service providers and potential partners.
These forward-looking statements reflect management’s current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Part II, Item 1A, “Risk Factors” in this Quarterly Report and elsewhere in this Quarterly Report. Other sections of this Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the U.S. Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$227,033	$198,693
Restricted cash	5,155	5,090
Marketable securities	585,738	784,866
Trade receivables, net	187,356	134,476
Inventory	112,070	74,841
Prepaid expenses and other current assets	64,955	47,804
Total current assets	1,182,307	1,245,770
Property and equipment, net	8,035	1,499
Intangible assets, net	7,284	7,381
Operating lease right-of-use assets	6,203	4,939
Other noncurrent assets	23,498	—
Total assets	$1,227,327	$1,259,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,801	$48,878
Accrued liabilities	275,761	260,392
Operating lease liabilities	1,697	1,018
Total current liabilities	338,259	310,288
Long term liabilities:
Loan payable, net of discount	340,330	339,881
Operating lease liabilities, net of current portion	5,284	6,731
Total long term liabilities	345,614	346,612
Total liabilities	683,873	656,900
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at March 31, 2026 and December 31, 2025; 2,369,797 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 shares at March 31, 2026 and December 31, 2025; 23,041,918 and 22,842,073 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	2,727,227	2,692,280
Accumulated other comprehensive income	1,082	873
Accumulated deficit	(2,184,857)	(2,090,466)
Total stockholders’ equity	543,454	602,689
Total liabilities and stockholders’ equity	$1,227,327	$1,259,589
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue, net	$311,337	$137,250
Operating expenses:
Cost of sales	26,847	4,513
Research and development	108,692	44,172
Selling, general and administrative	268,521	167,876
Total operating expenses	404,060	216,561
Loss from operations	(92,723)	(79,311)
Interest income	8,243	9,370
Interest expense	(7,819)	(3,297)
Other expense, net	(2,092)	—
Net loss	$(94,391)	$(73,238)
Net loss per common, Series A preferred and Series B preferred share:
Basic and diluted net loss per common, Series A preferred, and Series B preferred share	$(3.25)	$(2.61)
Basic and diluted weighted average number of shares outstanding (Note 13)	29,032,422	28,085,234
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(94,391)	$(73,238)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(1,108)	(111)
Foreign currency translation gain	1,317	32
Total other comprehensive gain (loss):	209	(79)
Comprehensive loss	$(94,182)	$(73,317)
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	2,369,797	$—	22,842,073	$2	$2,692,280	$873	$(2,090,466)	$602,689
Issuance of common stock under equity plans	—	—	199,845	—	2,329	—	—	2,329
Stock-based compensation expense related to equity-classified awards	—	—	—	—	32,618	—	—	32,618
Other comprehensive income	—	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	—	(94,391)	(94,391)
Balance at March 31, 2026	2,369,797	$—	23,041,918	$2	$2,727,227	$1,082	$(2,184,857)	$543,454

Balance at December 31, 2024	2,369,797	$—	22,004,679	$2	$2,556,095	$468	$(1,802,182)	$754,383
Issuance of common stock under equity plans	—	—	183,037	—	8,640	—	—	8,640
Stock-based compensation expense related to equity-classified awards	—	—	—	—	20,931	—	—	20,931
Other comprehensive loss	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(73,238)	(73,238)
Balance at March 31, 2025	2,369,797	$—	22,187,716	$2	$2,585,666	$389	$(1,875,420)	$710,637

See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(94,391)	$(73,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,018	20,931
Depreciation and amortization expense	386	379
Amortization of debt issuance costs and discount	449	436
Amortization and interest accretion related to operating leases	408	56
Other non-cash items, net	(2,440)	—
Changes in operating assets and liabilities:
Trade receivables, net	(52,880)	(7,606)
Prepaid expenses and other assets	(40,649)	(9,456)
Inventory	(22,187)	(21,173)
Accounts payable	3,584	(1,543)
Accrued liabilities	4,287	(530)
Accrued interest, net of interest received on maturity of investments	1,980	2,853
Net cash used in operating activities	(167,435)	(88,891)
Cash flows from investing activities:
Purchases of marketable securities	(157,829)	(130,812)
Sales and maturities of marketable securities	353,869	294,690
Purchases of property and equipment, net of disposals	(3,849)	—
Net cash provided by investing activities	192,191	163,878
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,329	8,640
Net cash provided by financing activities	2,329	8,640
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,320	—
Net increase in cash, cash equivalents, and restricted cash	28,405	83,627
Cash, cash equivalents, and restricted cash at beginning of period	203,783	105,019
Cash, cash equivalents, and restricted cash at end of period	$232,188	$188,646

Supplemental disclosure of cash flow information:
Obtaining an operating lease right-of-use asset in exchange for an operating lease liability	$1,672	$—
Purchases of property and equipment in accounts payable	$2,979	$—
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure, liver cancer, need for liver transplantation and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). MASH is the leading cause of liver transplantation in women, the second leading cause of all liver transplantation in the United States, and the fastest-growing indication for liver transplantation in Europe. The Company’s medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first therapy approved by the U.S. Food and Drug Administration (“FDA”) for patients with MASH and was commercially available in the United States beginning in April 2024. Following receipt of conditional marketing authorization from the European Commission (“EC”), the Company launched Rezdiffra in Germany in September 2025. Rezdiffra was the first medication approved by both the FDA and EC for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (F2 to F3 fibrosis). The Company is also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in its MAESTRO-NASH OUTCOMES trial, that, if successful, could expand the eligible patient population for Rezdiffra. In addition, the Company expects to evaluate its pipeline candidates with the goal of delivering best-in-disease therapies for the treatment of MASH.
Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of such interim results. The interim results are not necessarily indicative of the results that the Company will have for the full year ending December 31, 2026 or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those financial statements for the year ended December 31, 2025.
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
Product Revenue, Net
On March 14, 2024, the Company announced that the FDA granted accelerated approval of Rezdiffra (resmetirom) in conjunction with diet and exercise for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). In addition, the Company commercially launched Rezdiffra in Germany in September 2025 following receipt of Conditional Marketing Authorization from the EC. The Company enters into agreements with specialty pharmacies and specialty distributors (each a “Customer” and collectively the “Customers”) to sell Rezdiffra in the U.S. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.
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
Returns: The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Product returns are estimated based on forecasted sales and historical and industry data. Returns are permitted in accordance with the return goods policy defined within each customer agreement. The returns reserve is recorded as an accrued liability.
Chargebacks: The Company estimates obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list price charged to the customer who directly purchases from the Company. The customer charges the Company for the difference between what it pays to the Company for the product and the selling price to the qualified healthcare providers, with the difference recorded as a contra receivable.
Co-Payment Assistance: Co-payment assistance programs are offered to eligible end-users as price concessions and are recorded as accrued liabilities and a reduction of the transaction price. The Company uses a third-party to administer the co-payment program for pharmacy benefit claims.
Rebates: The Company’s rebates include amounts paid to Medicaid, Medicare, certain other payors and other rebate programs. Reserves for rebates are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenues and an accrued liability. The Company’s estimate for rebates is based on statutory or contractual discount rates, expected utilization or an estimated number of patients on treatment, as applicable.
Trade Receivables, Net
The Company's trade receivables relate to amounts due from Customers related to product sales and are recorded net of chargebacks, prompt pay discounts and other allowances. The Company assesses collectibility of overdue receivables and those determined to be uncollectible are written-off. As of March 31, 2026, there were no receivables written off. No allowance for credit loss was recognized as of March 31, 2026 or December 31, 2025.
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
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the three months ended March 31, 2026 and 2025, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the three months ended March 31, 2026 and 2025, realized gains and losses on marketable securities were not material to the consolidated financial statements.
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
As of March 31, 2026, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the three months ended March 31, 2026 and 2025, the Company did not have any transfers of financial assets between Levels 1 and 2. As of March 31, 2026 and December 31, 2025, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Inventory
Inventory, which consists of work in process and finished goods, is stated at the lower of cost or estimated net realizable value, using either actual or standard cost depending on the stage of inventory, based on a first-in, first-out method. The balance sheet classification of inventory as current or non-current is determined by whether the inventory will be consumed within the Company’s normal operating cycle. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of sales in the accompanying Consolidated Statements of Operations. The Company capitalizes inventory costs when future commercial sale in the ordinary course of business is probable.
The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs incurred prior to regulatory approval were not capitalized as inventory, but rather were expensed as incurred as research and development expenses. The Company began capitalizing inventory in March 2024 after FDA accelerated approval was granted for Rezdiffra.
Cost of Sales
Cost of sales includes the cost of manufacturing and distribution of inventory related to sales of Rezdiffra, including salaries, benefits and stock-based compensation expense for employees dedicated to the production of Rezdiffra. Cost of sales also includes royalties payable to F. Hoffmann-La Roche AG (“Roche”) based on net sales of Rezdiffra. The Company estimates its annual royalty obligation and recognizes its related cost of sales at an estimated blended royalty rate each quarterly period.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including cash compensation and stock-based compensation paid to research and development employees), costs for consultants, upfront and milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of its drug, and conducted clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees other than research and development employees and employees dedicated to the production of Rezdiffra, management costs, costs associated with obtaining and maintaining our patent portfolio, commercial and marketing activities, advertising, professional fees for accounting, auditing, consulting and legal services and allocated overhead expenses.
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
Intangible Assets, Net
Intangible assets with finite lives consist of regulatory approval milestones, which are amortized to cost of sales over their estimated useful lives using the straight-line method. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the grant date fair value of stock options, restricted stock units, and other stock-based compensation awards granted to employees, officers, directors, and consultants. Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period.
The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. For the period ended March 31, 2026, the Company used the expected term based on historical Company data for determining the expected lives of options. The Company previously used the simplified method. Expected volatility is based upon an industry estimate, the Company’s historical trading activity, or a blended rate of the two. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.
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
The Company recognizes the financial statement effects of a tax position when it is more likely than not (a likelihood of greater than 50%) that the position will be sustained upon examination by the relevant taxing authority, based on the technical merits of the position. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions at each reporting date and considers all available information, including, but not limited to, changes in tax laws or regulations, developments in case law, changes in the expected timing or outcome of audits, settlements with taxing authorities, and changes in facts or circumstances related to a particular tax position. Adjustments to recognized tax positions are recorded in the period in which new information becomes available. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense in the Company’s consolidated statements of operations.
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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which applies to all public entities and requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new standard prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and aligns existing guidance related to accounting for certain costs incurred in connection with internal-use software, including updated guidance regarding agile and iterative software development methodologies. The standard applies to all entities that incur costs to develop internal-use software. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The Company early adopted ASU 2025-06 prospectively, effective January 1, 2026. The adoption did not have a material impact on its consolidated financial statements.
3. Liquidity and Uncertainties
The Company is subject to risks common to development stage companies and early commercial companies in the biopharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing necessary for development and commercialization, and compliance with the applicable regulations.
The Company has incurred losses since inception, including approximately $94.4 million for the three months ended March 31, 2026, resulting in an accumulated deficit of approximately $2,184.9 million as of March 31, 2026. The Company has historically funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In July 2025, the Company entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. In addition, following FDA and EC approval, the Company receives revenue from sales of Rezdiffra. Management expects to incur losses until the Company is able to generate sufficient revenue from Rezdiffra and any other approved products. The Company believes that its cash, cash equivalents and marketable securities at March 31, 2026 will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra, the Company’s decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials, the Company entering into any strategic transactions, the Company’s ability to maintain compliance with the liquidity covenant in the Financing Agreement (as defined in Note 8) and potential milestone payments payable pursuant to its license agreements. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Product Revenue, Net
The following table summarizes balances and activity for gross to net reserves (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Co-Pay Assistance, Returns, and Other	Totals
Balance at December 31, 2025	$8,838	$90,504	$99,342
Provision related to sales in the current year	37,824	128,950	166,774
Adjustments related to prior year sales	(1,978)	(2,367)	(4,345)
Payments and customer credits issued	(23,850)	(94,359)	(118,209)
Balance at March 31, 2026	$20,834	$122,728	$143,562
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Customer A	31%	34%
Customer B	19%	23%
Customer C	13%	10%
Customer D	13%	3%
Customer E	12%	15%

5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company held restricted cash of $5.2 million and $5.1 million as of March 31, 2026 and December 31, 2025, respectively, predominately as collateral to its corporate credit card program.
A summary of cash, cash equivalents, restricted cash and available-for-sale marketable securities held by the Company as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash, cash equivalents and restricted cash:
Cash (Level 1)	$83,555	$—	$—	$83,555
Money market funds (Level 1)	63,621	—	—	63,621
U.S. government and government sponsored entity (GSE) securities (Level 1)	1,470	—	—	1,470
Corporate debt securities with original maturities of 3 months or less (Level 2)	83,542	—	—	83,542
Total cash, cash equivalents and restricted cash	232,188	—	—	232,188
Marketable securities:
Corporate debt securities with original maturities of 1 year or less (Level 2)	238,508	15	(136)	238,387
U.S. government and GSE securities with original maturities of 1 year or less (Level 2)	257,024	135	(32)	257,127
U.S. government and GSE securities with original maturities of 1 to 2 years (Level 2)	73,045	4	(175)	72,874
Corporate debt securities with original maturities of 1 to 2 years (Level 2)	17,407	1	(58)	17,350
Total cash, cash equivalents, restricted cash and marketable securities	$818,172	$155	$(401)	$817,926

	December 31, 2025
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash, cash equivalents and restricted cash:
Cash (Level 1)	$109,708	$—	$—	$109,708
Money market funds (Level 1)	50,211	—	—	50,211
U.S. government and government-sponsored entity (GSE) securities (Level 1)	9,129	—	—	9,129
Corporate debt securities with original maturities of 3 months or less (Level 2)	34,735	—	—	34,735
Total cash, cash equivalents and restricted cash	203,783	—	—	203,783
Marketable securities:
Corporate debt securities with original maturities of 1 year or less (Level 2)	372,096	178	(16)	372,258
U.S. government and GSE securities with original maturities of 1 year or less (Level 2)	298,007	460	(1)	298,466
U.S. government and GSE securities with original maturities of 1 to 2 years (Level 2)	91,936	211	—	92,147
Corporate debt securities with original maturities of 1 to 2 years (Level 2)	21,968	30	(3)	21,995
Total cash, cash equivalents, restricted cash and marketable securities	$987,790	$879	$(20)	$988,649

6. Inventory
The following table summarizes the Company's inventory balances as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$—	$—
Work in process	106,258	67,633
Finished goods	5,812	7,208
Total inventory	$112,070	$74,841
There was no provision for excess inventory recorded as of March 31, 2026 or December 31, 2025.
7. Accrued Liabilities
Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Rebates, returns and other revenue related reserves	$120,750	$90,504
Clinical study, manufacturing and drug supply	36,862	26,907
Compensation and benefits	34,330	69,211
Selling, general and administrative	46,826	40,026
Other	36,993	33,744
Total accrued liabilities	$275,761	$260,392
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
On July 17, 2025, the Company used the proceeds of the Initial Term Loan under the Financing Agreement (each as defined below in this Note 8) to repay all outstanding obligations under the Hercules Loan Facility, totaling $121.7 million, and upon such repayment, terminated the Hercules Loan Facility. The amount repaid by the Company included $115.0 million of outstanding indebtedness plus accrued and unpaid interest as of the repayment date and exit fees. As a result of the termination, all credit commitments under the Hercules Loan Facility were terminated and all security interests and guarantees executed in connection with the Hercules Loan Facility were released. The repayment resulted in a $2.8 million loss on extinguishment of debt, primarily due to the write off of unamortized debt issuance costs.
Financing Agreement
On July 17, 2025 (the “Closing Date”), the Company entered into a Financing Agreement (as amended from time to time, the “Financing Agreement”) with the Guarantors (as defined below in this Note 8), certain funds managed by Blue Owl Capital Corporation, as the lenders (the “Lenders”), and LSI Financing LLC, as the administrative agent for the Lenders (the “Administrative Agent”). Under the Financing Agreement, the Lenders have committed up to $500.0 million in senior secured credit facilities, consisting of (a) an initial term loan in an aggregate principal amount equal to $350.0 million (the “Initial Term Loan”) and (b) delayed draw term loan commitments in an aggregate principal amount not to exceed $150.0 million (the loans thereunder, if any, the “Delayed Draw Term Loans”). In addition, the Financing Agreement includes an uncommitted incremental facility in an aggregate principal amount not to exceed $250.0 million (the loans thereunder, if any, the “Incremental Term Loans”, together with the Initial Term Loan and any Delayed Draw Term Loans, collectively the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on the Closing Date. Delayed Draw Term Loans are available at the Company’s election from time to time after the Closing Date until December 31, 2027. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after the Closing Date.
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
On July 17, 2025, concurrently with the entry into the Financing Agreement, the Company, the Guarantors and the Administrative Agent entered into a Pledge and Security Agreement. As security for the obligations of the Company and the Guarantors, each of the Company and the Guarantors are required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of the assets of the Company and the Guarantors (including all equity interests owned or hereafter acquired by the Company and the Guarantors), subject to certain customary exceptions. On September 4, 2025, the parties amended the Financing Agreement to add certain of the Company’s subsidiaries as Guarantors.
As of March 31, 2026, the outstanding principal amount under the Financing Agreement was $350.0 million. The interest rate during the three months ended March 31, 2026 was 8.42%. Interest expense was $7.8 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of March 31, 2026 were as follows (in thousands):

Period Ending March 31, 2026:	Amount
2026	$22,591
2027	29,984
2028	30,067
2029	29,984
2030	366,266
$478,892
Less amount representing interest	(128,892)
Less unamortized discount	(9,670)
Loan payable, net of discount	$340,330

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
Preferred Stock
The Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (together, the “Series A and B Preferred Stock”) have a par value of $0.0001 per share and are convertible into shares of the Company’s common stock at a one-to-one ratio, subject to adjustment as provided in the Certificates of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on June 21, 2017 and December 22, 2022, respectively. The terms of the Series A and B Preferred Stock are set forth in such Certificates of Designation. Each share of the Series A and B Preferred Stock is convertible into shares of common stock following notice that may be given at the holder’s option. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Company ranking prior to the Series A and B Preferred Stock upon liquidation, the holders of the Series A and B Preferred Stock shall participate pari passu with the holders of the common stock (on an as-if-converted-to-common-stock basis) in the net assets of the Company. Shares of the Series A and B Preferred Stock will generally have no voting rights, except as required by law. Shares of the Series A and B Preferred Stock will be entitled to receive dividends before or concurrently with shares of any other class or series of capital stock of the Company (other than dividends in the form of the common stock) equal to the dividend payable on each share of the common stock, on an as-converted basis.
Pre-Funded Warrants
In connection with an underwritten public offering in September 2023, the Company issued pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase 2,048,098 shares of common stock at a public offering price of $151.6899 per 2023 Pre-Funded Warrant, which represents the per share public offering price for common stock less a $0.0001 per share exercise price for each such 2023 Pre-Funded Warrant. In addition, in connection with an underwritten public offering in March 2024, the Company issued pre-funded warrants (the “2024 Pre-Funded Warrants,” and together with the 2023 Pre-Funded Warrants, the “Pre-Funded Warrants”) to purchase 1,557,692 shares of common stock at a public offering price of $259.9999 per 2024 Pre-Funded Warrant, which represents the per share public offering price for the common stock less a $0.0001 per share exercise price for each such 2024 Pre-Funded Warrant.
The Pre-Funded Warrants are generally exercisable at any time; however, a holder of Pre-Funded Warrants may not exercise the warrant to the extent that the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-

Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company.
At-The-Market Issuance Sales Agreement
In May 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the Sales Agreement, the Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). The Company sold no shares in the three months ended March 31, 2026 or 2025 under the Sales Agreement.
10. Stock-based Compensation
2015 Stock Plan
The 2015 Stock Plan, as amended (the “2015 Stock Plan”), is the Company’s stockholder-approved incentive plan through which equity based grants are awarded. The 2015 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based compensation awards to employees, officers, directors, and consultants of the Company. The administration of the 2015 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2015 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. As of March 31, 2026, 211,145 shares were available for future issuance under the 2015 Stock Plan.
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
2025 Inducement Plan
In June 2025, the Company adopted the 2025 Inducement Plan (the “2025 Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The 2025 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The 2025 Inducement Plan provides for the granting of non-statutory stock options, restricted stock, restricted stock units, performance stock units and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the 2025 Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option or award is granted. A total of 100,000 shares of the Company’s common stock were initially reserved for issuance under the 2025 Inducement Plan. In September 2025, the 2025 Inducement Plan was amended to increase the aggregate number of shares reserved for issuance by an additional 300,000 shares. A total of 230,287 shares were available for future issuance as of March 31, 2026.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2026:

	Shares	Weighted average exercise price
Outstanding at December 31, 2025	979,861	$155.25
Options granted	102,652	437.68
Options exercised	(58,815)	39.84
Options cancelled	(5,353)	231.67
Outstanding at March 31, 2026	1,018,345	$189.98
Exercisable at March 31, 2026	716,129	$126.50
The total cash received by the Company as a result of stock option exercises was $2.3 million and $8.6 million for the three months ended March 31, 2026 and 2025, respectively. The total intrinsic value of options exercised was $27.6 million and $25.7 million for the three months ended March 31, 2026 and 2025, respectively.
The Company awards restricted stock units (“RSUs”) to employees, officers and directors of the Company. RSUs vest annually and are subject to forfeiture if employment or service terminates before vesting.
The following table summarizes RSU activity, excluding performance-based RSUs, during the three months ended March 31, 2026:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2025	798,422	$307.85
RSUs granted	315,641	439.07
RSUs vested	(141,030)	299.16
RSUs forfeited	(12,135)	304.20
Outstanding at March 31, 2026	960,898	$352.28
For the three months ended March 31, 2026 and 2025, the total fair value of RSUs vested was $65.3 million and $25.0 million, respectively.
Performance-Based Restricted Stock Units
The Company has granted various performance-based restricted stock units (“PSUs”) to certain senior members of leadership. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market or performance condition, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period. The Company granted PSUs to the Company’s Chief Executive Officer (“CEO”) in connection with his hiring in September 2023. Such PSUs may be earned based on the achievement of three significant sustained stock price appreciation hurdles over a five-year period. The Company’s CEO achieved the first two hurdles in 2025 and earned 50,000 shares for each hurdle. The Company’s CEO is eligible to earn an additional 50,000 shares upon the achievement of the final hurdle. Earned PSUs are settled on a delayed basis notwithstanding the date of achievement of the stock price hurdle. Beginning in 2024, the Company issued PSUs to certain executives that may be earned based on the Company’s total shareholder return relative to a defined peer group over a three year period. Accordingly, any PSUs granted in 2024, 2025 and 2026 will vest, to the extent earned, in the first quarter of 2027, 2028 and 2029, respectively.

The following table summarizes PSU activity during the three months ended March 31, 2026:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2025	103,244	256,488	$500.55
PSUs granted	38,803	77,606	616.19
PSUs earned	—	—	—
PSUs forfeited	(173)	(346)	593.93
Outstanding at March 31, 2026	141,874	333,748	$532.06
Outstanding PSUs excludes 100,000 shares underlying PSU awards that have been earned but are subject to delayed settlement as there is no longer a risk of forfeiture with respect to these awards.
Outstanding Awards
As of March 31, 2026, the Company had RSUs, PSUs, and options outstanding pursuant to which an aggregate of 2,312,991 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan, 2023 Inducement Plan and 2025 Inducement Plan. Shares underlying PSU awards that have been earned but are subject to delayed settlement have been excluded from this amount as there is no longer a risk of forfeiture with respect to these awards.
Stock-Based Compensation Expense
Stock-based compensation expense during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense by type of award:
Stock options	$5,163	$5,439
Restricted stock units	24,490	11,788
Performance-based restricted stock units	4,365	3,704
Total stock-based compensation expense	$34,018	$20,931
Effect of stock-based compensation expense by line item:
Cost of sales	$96	$—
Research and development	7,865	5,215
Selling, general and administrative	26,057	15,716
Total stock-based compensation expense included in net loss	$34,018	$20,931
Unrecognized stock-based compensation expense as of March 31, 2026 was $377.1 million with a weighted average remaining period of 3.13 years.
11. Commitments and Contingencies
Licenses and Other Commitments
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of operations in the normal course of business. As of March 31, 2026, the Company had approximately $222.9 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through 2029.
Roche Agreement
The Company has a Research, Development and Commercialization Agreement (as amended, the “Roche Agreement”) with Roche which grants the Company a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product (as defined in the Roche Agreement). In January 2026, the Company entered into an amendment to the Roche Agreement to provide the Company the full and exclusive right and discretion to control all patent term adjustments and patent term extensions applicable to Rezdiffra, including patents owned by Roche and jointly owned between the parties. In consideration of the foregoing, the royalty payable to Roche based on net sales of Rezdiffra will not be reduced until the expiration of certain patent term extensions that have been, or could have been, filed.
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
Pfizer License (ervogastat)
In December 2025, the Company entered into an exclusive global license agreement with Pfizer Inc. (the “Pfizer License Agreement”) to develop, manufacture and commercialize ervogastat, a Phase 2 oral DGAT-2 inhibitor, and two additional early-stage MASH assets. The Company paid Pfizer an upfront payment of $50.0 million in December 2025. In addition, Pfizer is eligible to receive up to $70.0 million in development and regulatory milestone payments related to ervogastat and low-double digit royalties on net sales of ervogastat. Pfizer is eligible to receive additional development, regulatory and commercial milestone payments and royalty payments on net sales of the two licensed early stage assets.
Ribocure License (siRNA programs)
In February 2026, the Company entered into an exclusive global license agreement (the “Ribocure License Agreement”) with Suzhou Ribo Life Science Co. Ltd. and Ribocure Pharmaceuticals AB (together, “Ribocure”) granting the Company exclusive global rights to develop, manufacture and commercialize six small interfering RNA (“siRNA”) programs. Pursuant to the Ribocure License Agreement, the Company paid Ribocure an upfront payment of $60.0 million. In addition, Ribocure is eligible to receive up to $4.4 billion in development, regulatory and commercial milestone payments across all programs, as well as royalties on net sales ranging from mid-single digits to low-double digits.
As of March 31, 2026, $48.3 million of the upfront payment was recorded to R&D expense and $11.7 million was capitalized as a prepaid asset and other asset to be recorded as research and development services are performed by Ribocure.
Arrowhead License (PNPLA3)
In May 2026, the Company entered into an exclusive global license agreement (the “Arrowhead License Agreement”) with Arrowhead Pharmaceuticals Inc. (“Arrowhead”) granting the Company an exclusive global license to ARO-PNPLA3. Pursuant to the Arrowhead License Agreement, the Company will pay Arrowhead an upfront payment of $25.0 million. In addition, Arrowhead is eligible to receive up to $975.0 million in development, regulatory and commercial milestone payments, as well as royalties on net sales ranging from high-single digits to the mid-teens.
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
In April 2025, the Company entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability. In March 2026, the Company entered into an amendment to this lease, which modified the lease term and payment schedule. As a result, the right-of-use asset and lease liability balances were remeasured, resulting in balances of $4.0 million and $4.6 million as of March 31, 2026, respectively.
In September 2025, the Company entered into an operating lease for office space in Waltham, Massachusetts. The commencement date had not occurred as of March 31, 2026. Upon lease commencement, the Company expects to make total lease payments of $9.9 million over an 84-month lease term. As of March 31, 2026, the Company has recorded a $1.2 million prepaid lease payment related to approved change orders, which will be included in the measurement of the right-of-use asset upon commencement.
In February 2026, the Company entered into an operating lease for office space in Baar, Switzerland. The lease commenced on March 1, 2026 and has a term of 24 months. As a result, the Company recognized a right-of-use asset and corresponding lease liability of approximately $1.4 million upon commencement.
12. Segment Information
The Company operates as one reportable segment focused on delivering novel therapeutics for MASH. The Company's Chief Executive Officer, as the chief operating decision maker (“CODM”), leads the Company in support of four core values—focus on the patient, having an owner mindset, the relentless pursuit of innovation and commitment to collaboration. To best align the Company with these values, the CODM reviews consolidated financials, along with qualitative information, to evaluate performance, manage and allocate resources, make operating decisions, and assess planning and forecasting on a total company basis. Assets, liabilities and equity are reviewed and presented on the same level as the Company's consolidated balance sheet. Starting in the first quarter of 2026, the Company has further disaggregated its significant expense categories within research and development into four categories and selling, general and administrative into four categories. Prior periods have been recast to conform to the current period presentation.
Management does not segment business operations for internal reporting or decision making purposes. As the Company has a single reporting segment, the segment accounting policies are the same as those at the Company level, as described in Note 2 “Summary of Significant Accounting Policies.”

The following table presents net loss reported at the segment measure of profit and loss:

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$311,337	$137,250
Cost of sales	(26,847)	(4,513)
Research and development:
Compensation and benefit-related expenses	(15,097)	(9,035)
Stock-based compensation	(7,865)	(5,215)
Professional fees and other external expenses	(84,547)	(28,797)
Facility related and other internal expenses(1)	(1,183)	(1,125)
Selling, general and administrative:
Compensation and benefit-related expenses	(83,605)	(48,361)
Stock-based compensation	(26,057)	(15,716)
Professional fees and other external expenses	(131,252)	(88,014)
Facility related and other internal expenses(1)	(27,607)	(15,785)
Other segment (expense) income(2)	(1,668)	6,073
Net loss	$(94,391)	$(73,238)
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
(2) Other segment (expense) income includes interest income, interest expense and other expense, net.
13. Net Loss per Share
Basic net loss per share is computed using the weighted average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares outstanding and the weighted average dilutive potential shares outstanding using the treasury stock method. However, for the three months ended March 31, 2026 and 2025, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units would be anti-dilutive.
Weighted average common shares outstanding includes (i) the Pre-Funded Warrants, as the exercise price is negligible, and (ii) PSUs that have been earned but are subject to a delayed settlement feature, as the vesting conditions have been met but the shares will be settled at a later date. Series A and B Preferred Stock are also included in the calculation of net loss per share under the two-class method. The Series A and B Preferred Stock have no preferential treatment compared to shares of common stock and therefore, the Series A and B Preferred Stock are considered additional classes of common stock for purposes of calculating net loss per share. As the Series A and B Preferred Stock are convertible into shares of common stock at a one-to-one ratio, the basic and diluted net loss per share of the Series A and B Preferred Stock is the same as basic and diluted net loss per common share and, accordingly, the Company has not separately presented the basic and diluted net loss per share for each class, and has calculated the basic and diluted net loss per share by including all shares in the denominator.

The following table sets forth the computation of basic and diluted net loss per common, Series A, and Series B share (net loss in thousands):

	Three Months Ended March 31,
	2026	As Revised 2025
Numerator:
Net loss	$(94,391)	$(73,238)
Denominator:
Weighted average common shares outstanding	22,959,235	22,091,314
Pre-funded warrants	3,605,790	3,605,790
Weighted average earned PSUs	97,600	18,333
Series A preferred stock	1,969,797	1,969,797
Series B preferred stock	400,000	400,000
Basic and diluted weighted average number of shares outstanding	29,032,422	28,085,234

Basic and diluted net loss per common, Series A preferred, and Series B preferred share	$(3.25)	$(2.61)
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at March 31,
	2026	2025
Common stock options	1,018,345	1,526,018
Restricted stock units	960,898	694,995
Unearned performance-based restricted stock units	333,748	292,970
Warrants	19,454	19,454
Revision to previously issued financial statements
The Company previously concluded that its Pre-Funded Warrants and Series A and B Preferred Stock should be excluded from the calculation of basic and diluted net loss per share pursuant to the two-class method. In preparation of the financial statements for the three months ended March 31, 2026, the Company determined that the exercise of the Pre-Funded Warrants was not subject to a contingency, as previously concluded, and have a negligible exercise price of $0.0001. The Company also determined that the Series A and B Preferred Stock do not have preferential rights over the Company’s common stock and should therefore be considered additional classes of the Company’s common stock for the earnings per share calculations. As a result of the correction, the Pre-Funded Warrants and the Series A and B Preferred Stock should be included in basic and diluted net loss per share calculation.
The Company assessed the materiality of the change in the calculation of net loss per share, considering both quantitative and qualitative factors, and concluded that the effects of the change to the calculation and presentation of net loss per share are not material, individually or in the aggregate, to any previously reported quarterly or annual period and are not expected to be material to the current period annual financial statements. However, the Company has revised its presentation of net loss per share previously included in the Company’s consolidated financial statements to reflect the inclusion of the Pre-Funded Warrants and Series A and B Preferred Stock in basic and diluted weighted average shares outstanding for the three months ended March 31, 2025 and these revisions are reflected in this Form 10-Q. All related amounts have been updated to reflect the effects of the revision throughout the financial statements and related footnotes, as applicable. The Company will also revise its presentation of net loss per share consistent with the foregoing in its future filings, as applicable.
As the Series A and B Preferred Stock are convertible into shares of common stock at a one-to-one ratio, the basic and diluted net loss per share of the Series A and Series B Preferred Stock is the same as basic and diluted net loss per common share and accordingly, the Company has not separately presented the basic and diluted net loss per share for each class, and has calculated the basic and diluted net loss per share by including all shares in the denominator.
The following tables summarize the impact of the revision on both the weighted average shares outstanding and net loss per share calculations for each of the relevant periods:

	Weighted Average Shares Outstanding		Net Loss per Share
Period Impacted	As Reported	As Revised	As Reported	As Revised
Year-ended 12/31/2025	22,434,310	28,409,706	$(12.85)	$(10.15)
Year-ended 12/31/2024	21,272,962	26,908,070	$(21.90)	$(17.31)
Year-ended 12/31/2023	18,687,774	21,562,581	$(19.99)	$(17.33)

Three months ended 3/31/25	22,091,314	28,085,234	$(3.32)	$(2.61)
Three months ended 6/30/25	22,207,017	28,232,604	$(1.90)	$(1.50)
Six months ended 6/30/25	22,149,492	28,159,333	$(5.22)	$(4.10)
Three months ended 9/30/25	22,482,502	28,508,089	$(5.08)	$(4.01)
Nine months ended 9/30/25	22,261,718	28,276,865	$(10.32)	$(8.12)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
About Madrigal Pharmaceuticals, Inc.
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
In addition, we are advancing a focused pipeline to lead the evolution of MASH treatment for patients for decades to come. Through our business development efforts, we have acquired rights to MGL-2086, an oral glucagon-like peptide-1 (“GLP-1”) receptor agonist, ervogastat, an oral diacylglycerol O-acyltransferase 2 (“DGAT-2”) inhibitor, six small interfering RNA (“siRNA”) programs and additional preclinical MASH candidates. We plan to evaluate these candidates with the goal of delivering best-in-disease therapies for the treatment of MASH. As we continue to build our pipeline, we will evaluate mechanisms that fit scientifically, strategically and commercially to enhance our leading position in MASH care.
Approval of Rezdiffra
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
Market Opportunity for Rezdiffra in MASH
MASH is a more advanced form of metabolic dysfunction-associated steatotic liver disease (“MASLD”). MASLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. MASH can progress to cirrhosis or liver failure, can require liver transplantation and can also result in liver cancer. Patients with MASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. In addition, MASH patients with moderate to advanced fibrosis (consistent with fibrosis stages F2 and F3) have a 10-to-17 times higher risk of liver-related mortality. MASH is also an independent driver of cardiovascular disease, which is the leading cause of mortality for patients.

Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes as of 2023, we estimate that 315,000 patients diagnosed with MASH with moderate to advanced fibrosis (stages F2 to F3) were under the care of specialist prescribers which we are targeting during the launch of Rezdiffra in the U.S. Through 2025, we estimate that the number of patients under specialist care in the U.S. has grown nearly 50% to approximately 460,000 patients with moderate to advanced fibrosis, and as disease awareness improves and disease prevalence increases, we expect the number of identified MASH patients with moderate to advanced fibrosis eligible for treatment to grow significantly going forward. In addition, we estimate that approximately 370,000 patients with MASH with moderate to advanced fibrosis are currently diagnosed and under the care of specialists across Europe.
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
Key Developments
In January 2026, we announced the expansion of our pipeline with an exclusive global license with Pfizer Inc. (the “Pfizer License Agreement”) for ervogastat, an oral DGAT-2 inhibitor. DGAT-2 inhibitors work by blocking the final step in triglyceride assembly and storage, resulting in lower hepatic triglycerides, reduced lipotoxic fat and decreased inflammation. In the fourth quarter of 2026, we plan to initiate a drug-to-drug interaction study with resmetirom and consult with the FDA on the design of a Phase 2 combination trial.
In February 2026, we announced an exclusive global license agreement (the “Ribocure License Agreement”) with Suzhou Ribo Life Science Co. Ltd. and Ribocure Pharmaceuticals AB (together, “Ribocure”) for six novel siRNA programs designed to silence certain genes implicated in MASH disease progression. By pairing the precision of gene-silencing with Rezdiffra, we are exploring whether reducing drivers of disease at the genetic level can complement Rezdiffra’s therapeutic effects. Preclinical development activities have commenced.
In May 2026, we announced an exclusive global license agreement (the “Arrowhead License Agreement”) with Arrowhead Pharmaceuticals Inc. (“Arrowhead”) for ARO-PNPLA3, a clinical-stage siRNA asset targeting a mutation in the patatin-like phospholipase domain-containing protein 3 (PNPLA3) gene, a genetically validated driver of MASH. ARO-PNPLA3 is a GalNac-conjugated siRNA designed to reduce expression of PNPLA3. Mutations in the PNPLA3 gene have been shown to disrupt the liver’s ability to properly process fat. This leads to increased fat accumulation in hepatocytes, and is strongly associated with MASH progression and a high risk of developing hepatocellular carcinoma (HCC). The results of two Phase 1 trials suggested that a single dose of ARO-PNPLA3 reduced liver fat content in homozygous carriers of the PNPLA3 I148M variant, providing proof-of-concept for ARO-PNPLA3 as a precision-medicine approach in this patient population. We will consult with the FDA on design of a Phase 2 combination trial with Rezdiffra.
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
Cost of Sales
Cost of sales includes the cost of manufacturing and distribution of inventory related to sales of Rezdiffra, including salaries, benefits and stock-based compensation expense for employees dedicated to the production of Rezdiffra. We expect cost of sales to increase in the future, as manufacturing costs incurred prior to regulatory approval were expensed to research and development rather than capitalized as inventory, as approval was considered uncertain. Cost of sales also includes royalties payable to F. Hoffmann-La Roche AG (“Roche”) based on net sales of Rezdiffra. Each quarterly period, we estimate our total royalty obligation for the full year and recognize our cost of sales at an even rate over the year, based on an estimated blended royalty rate.
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
Our research and development expenses consist primarily of:
•salaries and related expense, including stock-based compensation, paid to our employees engaged in research and development activities;
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses, paid to employees engaged in selling, general and administrative activities, management costs, costs associated with commercial activities, costs associated with obtaining and maintaining our patent portfolio, commercial and marketing activities, professional fees for accounting, auditing, consulting and legal services, and allocated overhead expenses.
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
Interest Expense
Interest expense consists primarily of interest accrued on principal balances outstanding under our Financing Agreement (as amended from time to time, the “Financing Agreement”) with the guarantors thereunder, certain funds managed by Blue Owl Capital Corporation, as the lenders (the “Lenders”), and LSI Financing LLC, as the administrative agent for the Lenders (the “Administrative Agent”).
Other Expense, Net
Other expense, net consists primarily of realized and unrealized gains and losses on foreign currency transactions.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to gross to net expenses, inventory valuation, accrued research and development expenses and stock-based compensation expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies and significant judgments and estimates as compared to those disclosed in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 19, 2026. Refer to Note 2 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for details of accounting policies over revenue and inventory.
Results of Operations
Three Months Ended March 31, 2026 and 2025
The following table provides comparative unaudited results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product revenue, net	$311,337	$137,250	$174,087	127%
Operating expenses:
Cost of sales	26,847	4,513	22,334	495%
Research and development	108,692	44,172	64,520	146%
Selling, general and administrative	268,521	167,876	100,645	60%
Total operating expenses	404,060	216,561	187,499	87%
Loss from operations	(92,723)	(79,311)	(13,412)	17%
Interest income	8,243	9,370	(1,127)	(12)%
Interest expense	(7,819)	(3,297)	(4,522)	137%
Other expense, net	(2,092)	—	(2,092)	100%
Net loss	$(94,391)	$(73,238)	$(21,153)	29%

Product Revenue, net
We recorded $311.3 million of product revenue, net for the three months ended March 31, 2026, compared to $137.3 million in the corresponding period in 2025. The increase was driven by increased demand for Rezdiffra in the United States in 2026.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra and includes non-cash stock-based compensation expense for employees dedicated to the production of Rezdiffra. For the three months ended March 31, 2026, we recorded $26.8 million of cost of sales compared to $4.5 million in the corresponding period in 2025. The increase in cost of sales was primarily driven by an increase in royalties payable to Roche as a result of an increase in net sales of Rezdiffra in 2026.
Research and Development Expenses
The following table represents our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$15,097	$9,035	$6,062	67%
Stock-based compensation	7,865	5,215	2,650	51%
Professional fees and other external expenses	84,547	28,797	55,750	194%
Facility related and other internal expenses(1)	1,183	1,125	58	5%
Total	$108,692	$44,172	$64,520	146%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our research and development expenses were $108.7 million for the three months ended March 31, 2026, compared to $44.2 million in the corresponding period in 2025. Research and development expenses include non-cash stock-based compensation expense associated with employees engaged in research and development activities. Research and development expenses increased by $64.5 million in the 2026 period, primarily due to one-time upfront payments of $54.3 million related to business development transactions during the three months ended March 31, 2026 and an $8.7 million increase in compensation and benefit-related expenses and stock-based compensation expense as a result of increased headcount in connection with pipeline expansion activities.

Selling, General and Administrative Expenses
The following table represents our selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$83,605	$48,361	$35,244	73%
Stock-based compensation	26,057	15,716	10,341	66%
Professional fees and other external expenses	131,252	88,014	43,238	49%
Facility related and other internal expenses(1)	27,607	15,785	11,822	75%
Total	$268,521	$167,876	$100,645	60%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our selling, general and administrative expenses were $268.5 million for the three months ended March 31, 2026, compared to $167.9 million in the corresponding period in 2025. Selling, general and administrative expenses includes non-cash stock-based compensation expense. Selling, general and administrative expenses increased by $100.6 million in the 2026 period, primarily due to a $43.2 million increase in professional fees and other external expenses as a result of continued investment in commercial activities for Rezdiffra, including direct-to-consumer (DTC) marketing efforts, and a $45.6 million increase in compensation and benefit-related expenses and stock-based compensation expense primarily due to headcount for the endocrinology field force expansion that began in the fourth quarter of 2025.
Interest Income
Our net interest income was $8.2 million for the three months ended March 31, 2026, compared to $9.4 million in the corresponding period in 2025. The decrease in interest income was primarily due to lower interest rates compared to the corresponding period in 2025.
Interest Expense
Our interest expense was $7.8 million for the three months ended March 31, 2026, compared to $3.3 million in the corresponding period in 2025. The increase of $4.5 million was primarily the result of a higher average outstanding principal balance after entering into the Financing Agreement.
Other Expense, Net
Other expense, net consists primarily of realized and unrealized gains and losses on foreign currency transactions.
Macroeconomic Events
Changes in, and uncertainties related to, global trade or other economic policies, including tariffs, pricing policies or other restrictions imposed by the United States government or governments of other nations, may have an adverse effect on us, our partners and the pharmaceutical industry as a whole. Based on our current manufacturing locations, supply chain operations and inventory, we believe that the current tariff policies will not have a material impact on our business, results of operations or financial condition. Our U.S. commercial and clinical supply of resmetirom is currently manufactured in the United States. In addition, we have engaged a European manufacturer to produce our commercial supply of drug product for European commercialization. Additional changes to the policies of the United States or other nations that affect the geopolitical landscape or global trade, economy or market conditions, and other direct or indirect impacts of such policies, are uncertain and unpredictable, and could, in the future, have an adverse effect on our business, results of operations or financial condition.
Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents, restricted cash, and marketable securities totaling $817.9 million compared to $988.6 million as of December 31, 2025. We have historically funded our operations primarily through proceeds from sales of our capital stock and debt financings. In July 2025, we entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. We began receiving revenue from sales of Rezdiffra following the receipt of accelerated FDA approval in March 2024 and CMA from the EC in August 2025.
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
We did not make any sales under the Sales Agreement during the three months ended March 31, 2026 or 2025. As of March 31, 2026, $300.0 million remained available for sale under the Sales Agreement and our related prospectus supplement.
Credit Facilities
Hercules Loan Facility
In May 2022 we entered into a $250.0 million senior secured loan facility with Hercules Capital, Inc. (the “Hercules Loan Facility”). Interest on the Hercules Loan Facility was the greater of (i) the prime rate plus 2.45% and (ii) 8.25%. The Hercules Loan Facility included an end-of-term charge of 5.35% of the aggregate principal amount, which was accounted for in the loan discount.
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
Financing Agreement
On July 17, 2025 (the “Closing Date”), we entered into the Financing Agreement with the Lenders and the Administrative Agent. Under the Financing Agreement, the Lenders have committed up to $500.0 million in senior secured credit facilities, consisting of (a) the initial term loan in an aggregate principal amount equal to $350.0 million (the “Initial Term Loan”) and (b) delayed draw term loans in an aggregate principal amount not to exceed $150.0 million (the “Delayed Draw Term Loans”). In addition, the Financing Agreement includes uncommitted Incremental Term Loans in an aggregate principal amount not to exceed $250.0 million (the “Incremental Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on the Closing Date. Delayed Draw Term Loans are available at our election from time to time until December 31, 2027. Incremental Term Loans are available at our and the Lenders’ mutual consent from time to time. The proceeds from the Financing Agreement are expected to primarily support our business development activities.
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
As of March 31, 2026, the outstanding principal amount under the Financing Agreement was $350.0 million. The interest rate during the three months ended March 31, 2026 was 8.42%. Interest expense was $7.8 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we were in compliance with all loan covenants and provisions.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(167,435)	$(88,891)
Net cash provided by investing activities	$192,191	$163,878
Net cash provided by financing activities	$2,329	$8,640
Operating Activities
Net cash used in operating activities was $167.4 million for the three months ended March 31, 2026, compared to $88.9 million for the corresponding period in 2025. The use of cash in these periods resulted primarily from our losses from operations, driven by commercialization efforts, including purchases of API, one-time upfront payments related to business development transactions and higher annual incentive bonus payouts, partially offset by cash receipts from sales of Rezdiffra, as adjusted for non-cash charges for stock-based compensation, and changes in our working capital accounts.

Investing Activities
Net cash provided by investing activities was $192.2 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $163.9 million for the corresponding period in 2025. Net cash provided by investing activities for the three months ended March 31, 2026 primarily consisted of $353.9 million from sales and maturities of marketable securities, partially offset by $157.8 million of purchases of marketable securities for our investment portfolio and $3.8 million of purchases of property and equipment. Net cash provided by investing activities for the corresponding period in 2025 primarily consisted of $294.7 million from sales and maturities of marketable securities, partially offset by $130.8 million of purchases of marketable securities in our investment portfolio.
Financing Activities
Net cash provided by financing activities was $2.3 million for the three months ended March 31, 2026, compared to $8.6 million for the corresponding period in 2025. Net cash provided by financing activities for the three months ended March 31, 2026 consisted of $2.3 million from the exercise of stock options. Net cash provided by financing activities for the corresponding period in 2025 consisted of $8.6 million from the exercise of stock options.
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
In April 2025, we entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability. In March 2026, we entered into an amendment to this lease, which modified the lease term and payment schedule. As a result, the right-of-use asset and lease liability balances were remeasured, resulting in balances of $4.0 million and $4.6 million as of March 31, 2026, respectively.
In September 2025, we entered into an operating lease for office space in Waltham, Massachusetts. The commencement date had not occurred as of March 31, 2026. Upon lease commencement, we expect to make total lease payments of $9.9 million over an 84-month lease term. As of March 31, 2026, we recorded a $1.2 million prepaid lease payment related to approved change orders, which will be included in the measurement of the right-of-use asset upon commencement.
In February 2026, we entered into an operating lease for office space in Baar, Switzerland. The lease commenced on March 1, 2026 and has a term of 24 months. As a result, we recognized a right-of-use asset and corresponding lease liability of approximately $1.4 million upon commencement.
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
Pursuant to the Research, Development and Commercialization Agreement with Roche (as amended, the “Roche Agreement”), Roche granted us a sole and exclusive license to develop, use, sell, offer for sale and import any Licensed Product (as defined in the Roche Agreement). We received FDA approval for Rezdiffra in March 2024 and EC approval for Rezdiffra in August 2025. A tiered single-digit royalty is payable to Roche on net sales of Rezdiffra, subject to certain reductions.

In July 2025, we entered into the CSPC License Agreement with CSPC for MGL-2086 (formerly known as SYH2086), a preclinical oral small molecule GLP-1 receptor agonist. Pursuant to the CSPC License Agreement, CSPC has granted us an exclusive global license to develop, manufacture, and commercialize MGL-2086. The transaction closed in September 2025. We paid CSPC an upfront payment of $120.0 million in October 2025. CSPC is eligible to receive up to $2.0 billion in development, regulatory and commercial milestone payments, as well as royalties on net sales ranging from mid-single digits to low-double digits.
In December 2025, we entered into the Pfizer License Agreement with Pfizer Inc. (“Pfizer”) to develop, manufacture and commercialize ervogastat, a Phase 2 oral DGAT-2 inhibitor, and two additional early-stage MASH assets. We paid Pfizer an upfront payment of $50.0 million in December 2025. In addition, Pfizer is eligible to receive up to $70.0 million in development and regulatory milestone payments related to ervogastat and low-double digit royalties on net sales of ervogastat. Pfizer is eligible to receive additional development, regulatory and commercial milestone payments and royalty payments on net sales of the two licensed early stage assets.
In February 2026, we entered into the Ribocure License Agreement granting us exclusive global rights to develop, manufacture and commercialize six siRNA programs. Pursuant to the Ribocure License Agreement, we paid Ribocure an upfront payment of $60.0 million. In addition, Ribocure is eligible to receive up to $4.4 billion in development, regulatory and commercial milestone payments across all programs, as well as royalties on net sales ranging from mid-single digits to low-double digits.
In May 2026, we entered into the Arrowhead License Agreement with Arrowhead granting us an exclusive global license to ARO-PNPLA3. Pursuant to the Arrowhead License Agreement, we will pay Arrowhead an upfront payment of $25.0 million. In addition, Arrowhead is eligible to receive up to $975.0 million in development, regulatory and commercial milestone payments, as well as royalties on net sales ranging from high-single digits to the mid-teens.
We have entered into customary contractual agreements in support of the Phase 3 clinical trials and in connection with manufacturing Rezdiffra. As of March 31, 2026, we had approximately $222.9 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through December 2029.
Except as noted above, no significant changes to contractual obligations and commitments occurred during the three months ended March 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 19, 2026.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Financing Agreement
As of March 31, 2026, our primary exposure to interest rate risk was associated with our variable rate borrowings under the Financing Agreement. Any outstanding principal on the Term Loans will bear interest at a rate per annum on the basis of a 360-day year equal to the sum of (i) the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (subject to a 1.0% per annum floor) plus (ii) 4.75%. See Note 8 “Long Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Interest rates are sensitive to a variety of factors, including changes in fiscal and monetary policies, geopolitical events, changes in global economic conditions and other factors beyond our control. For the quarter ended March 31, 2026, the interest rate associated with the $350.0 million of borrowings outstanding under the Financing Agreement was 8.42%. For the three months ended March 31, 2026, the effect of a hypothetical 100 basis point increase or decrease in the interest rate would have changed our interest expense under the Financing Agreement by approximately $0.9 million.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance described above as of March 31, 2026.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, we implemented a new Enterprise Resource Planning (“ERP”) system. We updated our internal controls over financial reporting, as necessary, to accommodate related changes in our business processes. There were no other changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
We are not party to any material legal proceedings.
Item 1A.    Risk Factors.
There have been no material changes to the risk factors included in detail in the “Risk Factors” sections appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Director and Executive Officer 10b5-1 Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities that were adopted by our executive officers and directors during the quarter ended March 31, 2026. Each plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each a “Trading Plan”).

Name and Title	Action Taken (Date)	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan	Maximum Number of Shares Subject to Trading Plan
Richard Levy, M.D., Director	Modification (February 20, 2026)	5/22/2026	12/31/2026	5,682
David Soergel, M.D., Chief Medical Officer	Adoption (March 02, 2026)	6/1/2026	12/31/2026	4,293[1]
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
10.1#	First Amendment to the Research, Development and Commercialization Agreement, dated as of January 29, 2026, by and between the Registrant and Roche.	Form 8-K (Exhibit 10.1)	1/30/2026	001-33277

10.2*	Severance and Change of Control Agreement, dated as of February 18, 2026, by and between the Registrant and Carole Huntsman.	Form 10-K (Exhibit 10.31)	2/19/2026	001-33277

10.3*	Severance and Change of Control Agreement, dated as of February 18, 2026, by and between the Registrant and Mardi Dier.	Form 10-K (Exhibit 10.33)	2/19/2026	001-33277

10.4*	Severance and Change of Control Agreement, dated as of February 18, 2026, by and between the Registrant and Shannon Kelley.	Form 10-K (Exhibit 10.35)	2/19/2026	001-33277

10.5*	Severance and Change of Control Agreement, dated as of February 18, 2026, by and between the Registrant and David Soergel, M.D.	Form 10-K (Exhibit 10.37)	2/19/2026	001-33277

10.6	Amendment to Lease, dated March 14, 2026, by and between KPG FF Owner, L.P. and the Registrant.				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*    Indicates a management contract, compensatory plan or arrangement.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: May 6, 2026	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Rita Thakkar
Rita Thakkar
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)