Form 10-Q
period 2026-06-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2026-07-30
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 001-33277
_________________________
MADRIGAL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	04-3508648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Conshohocken State Road, Suite 2-350 West Conshohocken, Pennsylvania	19428
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (267) 824-2827
______________

Four Tower Bridge 200 Barr Harbor Drive, Suite 200 West Conshohocken, Pennsylvania	19428
(Former name, former address and former fiscal year, if changed since last report)

___________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	MDGL	The NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, the registrant had 23,104,126 shares of common stock outstanding.

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
•our ability to establish and maintain an effective commercial organization, including sales and marketing representatives, and the ability of third parties on which we rely to manufacture Rezdiffra or any other future product candidate for our commercial or clinical needs;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$292,726	$198,693
Restricted cash	155	5,090
Marketable securities	546,027	784,866
Trade receivables, net	192,311	134,476
Inventory	99,391	74,841
Prepaid expenses and other current assets	68,570	47,804
Total current assets	1,199,180	1,245,770
Property and equipment, net	11,592	1,499
Intangible assets, net	7,187	7,381
Operating lease right-of-use assets	5,578	4,939
Other noncurrent assets	21,108	—
Total assets	$1,244,645	$1,259,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,514	$48,878
Accrued liabilities	338,656	260,392
Operating lease liabilities	1,034	1,018
Total current liabilities	374,204	310,288
Long term liabilities:
Loan payable, net of discount	340,794	339,881
Operating lease liabilities, net of current portion	5,923	6,731
Total long term liabilities	346,717	346,612
Total liabilities	720,921	656,900
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at June 30, 2026 and December 31, 2025; 2,369,797 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 shares at June 30, 2026 and December 31, 2025; 23,093,974 and 22,842,073 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	2,765,710	2,692,280
Accumulated other comprehensive income	808	873
Accumulated deficit	(2,242,796)	(2,090,466)
Total stockholders’ equity	523,724	602,689
Total liabilities and stockholders’ equity	$1,244,645	$1,259,589
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$364,252	$212,802	$675,589	$350,052
Operating expenses:
Cost of sales	40,007	9,065	66,854	13,578
Research and development	91,178	54,081	199,870	98,253
Selling, general and administrative	289,375	196,858	557,896	364,734
Total operating expenses	420,560	260,004	824,620	476,565
Loss from operations	(56,308)	(47,202)	(149,031)	(126,513)
Interest income	7,104	8,227	15,347	17,597
Interest expense	(7,940)	(3,264)	(15,759)	(6,561)
Other expense, net	(795)	(42)	(2,887)	(42)
Net loss	$(57,939)	$(42,281)	$(152,330)	$(115,519)
Net loss per common, Series A preferred and Series B preferred share:
Basic and diluted net loss per common, Series A preferred, and Series B preferred share	$(1.99)	$(1.50)	$(5.24)	$(4.10)
Basic and diluted weighted average number of shares outstanding (Note 13)	29,145,271	28,232,604	29,089,148	28,159,333
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(57,939)	$(42,281)	$(152,330)	$(115,519)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(338)	(188)	(1,446)	(299)
Foreign currency translation gain	64	910	1,381	942
Total other comprehensive (loss) income:	(274)	722	(65)	643
Comprehensive loss	$(58,213)	$(41,559)	$(152,395)	$(114,876)
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	2,369,797	$—	22,842,073	$2	$2,692,280	$873	$(2,090,466)	$602,689
Issuance of common stock under equity plans	—	—	199,845	—	2,329	—	—	2,329
Stock-based compensation expense related to equity-classified awards	—	—	—	—	32,618	—	—	32,618
Other comprehensive income	—	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	—	(94,391)	(94,391)
Balance at March 31, 2026	2,369,797	$—	23,041,918	$2	$2,727,227	$1,082	$(2,184,857)	$543,454
Issuance of common stock under equity plans	—	—	52,056	—	3,112	—	—	3,112
Stock-based compensation expense related to equity-classified awards	—	—	—	—	35,371	—	—	35,371
Other comprehensive loss	—	—	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	—	—	(57,939)	(57,939)
Balance at June 30, 2026	2,369,797	$—	23,093,974	$2	$2,765,710	$808	$(2,242,796)	$523,724

Balance at December 31, 2024	2,369,797	$—	22,004,679	$2	$2,556,095	$468	$(1,802,182)	$754,383
Issuance of common stock under equity plans	—	—	183,037	—	8,640	—	—	8,640
Stock-based compensation expense related to equity-classified awards	—	—	—	—	20,931	—	—	20,931
Other comprehensive loss	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(73,238)	(73,238)
Balance at March 31, 2025	2,369,797	$—	22,187,716	$2	$2,585,666	$389	$(1,875,420)	$710,637
Issuance of common stock under equity plans	—	—	33,400	—	1,741	—	—	1,741
Stock-based compensation expense related to equity-classified awards	—	—	—	—	25,159	—	—	25,159
Other comprehensive income	—	—	—	—	—	722	—	722
Net loss	—	—	—	—	—	—	(42,281)	(42,281)
Balance at June 30, 2025	2,369,797	$—	22,221,116	$2	$2,612,566	$1,111	$(1,917,701)	$695,978

See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(152,330)	$(115,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	69,389	46,090
Depreciation and amortization expense	767	756
Inventory write-down	11,051	—
Amortization of debt issuance costs and discount	913	807
Amortization of right-of-use assets	1,053	111
Other non-cash items, net	(2,505)	942
Changes in operating assets and liabilities:
Trade receivables, net	(57,835)	(25,409)
Prepaid expenses and other assets	(41,874)	(44,818)
Inventory	(33,649)	(29,429)
Accounts payable	(17,552)	(5,624)
Accrued liabilities	75,540	32,784
Operating lease liability	21	—
Accrued interest, net of interest received on maturity of investments	2,905	3,366
Net cash used in operating activities	(144,106)	(135,943)
Cash flows from investing activities:
Purchases of marketable securities	(306,679)	(356,346)
Sales and maturities of marketable securities	541,167	568,082
Purchases of property and equipment	(8,102)	—
Net cash provided by investing activities	226,386	211,736
Cash flows from financing activities:
Proceeds from exercise of common stock options	5,441	10,381
Net cash provided by financing activities	5,441	10,381
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,377	—
Net increase in cash, cash equivalents, and restricted cash	89,098	86,174
Cash, cash equivalents, and restricted cash at beginning of period	203,783	105,019
Cash, cash equivalents, and restricted cash at end of period	$292,881	$191,193

Supplemental disclosure of cash flow information:
Obtaining an operating lease right-of-use asset in exchange for an operating lease liability	$1,692	$3,982
Purchases of property and equipment in accounts payable and accrued expenses	$2,560	$—
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
Trade Receivables, Net
The Company's trade receivables relate to amounts due from Customers related to product sales and are recorded net of chargebacks, prompt pay discounts and other allowances. The Company assesses collectibility of overdue receivables and those determined to be uncollectible are written-off. As of June 30, 2026, there were no receivables written off. No allowance for credit loss was recognized as of June 30, 2026 or December 31, 2025.
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
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the six months ended June 30, 2026 and 2025, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the six months ended June 30, 2026 and 2025, realized gains and losses on marketable securities were not material to the consolidated financial statements.
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
As of June 30, 2026, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the six months ended June 30, 2026 and 2025, the Company did not have any transfers of financial assets between Levels 1 and 2. As of June 30, 2026 and December 31, 2025, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
Inventory
Inventory, which consists of work-in-process and finished goods, is stated at the lower of cost or estimated net realizable value, using either actual or standard cost depending on the stage of inventory, based on a first-in, first-out method. The balance sheet classification of inventory as current or non-current is determined by whether the inventory will be consumed within the Company’s normal operating cycle. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of sales in the accompanying Consolidated Statements of Operations. The Company capitalizes inventory costs when future commercial sale in the ordinary course of business is probable.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs are comprised of costs incurred in performing research and development activities, including internal costs (including cash compensation and stock-based compensation paid to research and development employees), costs for consultants, upfront and milestone payments under licensing agreements, and other costs associated with the Company’s preclinical and clinical programs. In particular, the Company has conducted safety studies in animals, optimized and implemented the manufacturing of its product candidates and conducted clinical trials, all of which are considered research and development expenditures. Management uses significant judgment in estimating the amount of research and development costs recognized in each reporting period. Management analyzes and estimates the progress of its clinical trials, completion of milestone events per underlying agreements, invoices received and contracted costs when estimating the research and development costs to accrue in each reporting period. Actual results could differ from the Company’s estimates.
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
The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. For the period ended June 30, 2026, the Company used the expected term based on historical Company exercise data for employee stock options and the simplified method for non-employee stock options. Expected volatility is based upon an industry estimate, the Company’s historical trading activity, or a blended rate of the two. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.
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
Recent Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Except as noted below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which clarifies and reorganizes interim reporting disclosure requirements and introduces a principle requiring disclosure of material events and transactions occurring since the end of the prior annual reporting period. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 will have on its interim financial statement disclosures and does not expect the adoption to have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections and clarifications across multiple Accounting Standards Codification topics, including guidance related to diluted earnings per share under ASC 260. The standard is effective for annual reporting periods beginning after December 15, 2026, with certain amendments also applying to interim periods within those annual reporting periods. Early adoption is permitted for individual amendments. The Company is currently evaluating the impact the adoption of ASU 2025-12 will have on its consolidated financial statements and does not expect the adoption to have a material impact on its consolidated financial statements.
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
The Company has incurred losses since inception, including approximately $152.3 million for the six months ended June 30, 2026, resulting in an accumulated deficit of approximately $2,242.8 million as of June 30, 2026. The Company has historically funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In July 2025, the Company entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. In addition, following FDA and EC approval, the Company receives revenue from sales of Rezdiffra. Management expects to incur losses until the Company is able to generate sufficient revenue from Rezdiffra and any other approved products. The Company believes that its cash, cash equivalents and marketable securities at June 30, 2026 will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra, the Company’s decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials, the Company entering into any strategic transactions, the Company’s ability to maintain compliance with the liquidity covenant in the Financing Agreement (as defined in Note 8) and potential milestone payments payable pursuant to its license agreements. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Product Revenue, Net
The following table summarizes balances and activity for gross to net reserves (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Co-Pay Assistance, Returns, and Other	Totals
Balance at December 31, 2025	$8,838	$90,504	$99,342
Provision related to sales in the current year	77,223	264,464	341,687
Adjustments related to prior year sales	(2,286)	(3,179)	(5,465)
Payments and customer credits issued	(60,285)	(199,517)	(259,802)
Balance at June 30, 2026	$23,490	$152,272	$175,762
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	28%	34%	29%	34%
Customer B	20%	23%	19%	23%
Customer C	16%	12%	15%	11%
Customer D	14%	15%	13%	15%
Customer E	12%	2%	13%	2%

5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company held restricted cash of $0.2 million and $5.1 million as of June 30, 2026 and December 31, 2025, respectively, predominately as collateral to its corporate credit card program.
A summary of cash, cash equivalents, restricted cash and available-for-sale marketable securities held by the Company as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash, cash equivalents and restricted cash:
Cash (Level 1)	$125,620	$—	$—	$125,620
Money market funds (Level 1)	115,332	—	—	115,332
Corporate debt securities with original maturities of 3 months or less (Level 2)	51,929	—	—	51,929
Total cash, cash equivalents and restricted cash	292,881	—	—	292,881
Marketable securities:
Corporate debt securities with original maturities of 1 year or less (Level 2)	196,614	3	(91)	196,526
U.S. government and GSE securities with original maturities of 1 year or less (Level 2)	261,085	31	(153)	260,963
U.S. government and GSE securities with original maturities of 1 to 2 years (Level 2)	82,375	6	(340)	82,041
Corporate debt securities with original maturities of 1 to 2 years (Level 2)	6,539	—	(42)	6,497
Total cash, cash equivalents, restricted cash and marketable securities	$839,494	$40	$(626)	$838,908

	December 31, 2025
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash, cash equivalents and restricted cash:
Cash (Level 1)	$109,708	$—	$—	$109,708
Money market funds (Level 1)	50,211	—	—	50,211
U.S. government and government-sponsored entity (GSE) securities (Level 1)	9,129	—	—	9,129
Corporate debt securities with original maturities of 3 months or less (Level 2)	34,735	—	—	34,735
Total cash, cash equivalents and restricted cash	203,783	—	—	203,783
Marketable securities:
Corporate debt securities with original maturities of 1 year or less (Level 2)	372,096	178	(16)	372,258
U.S. government and GSE securities with original maturities of 1 year or less (Level 2)	298,007	460	(1)	298,466
U.S. government and GSE securities with original maturities of 1 to 2 years (Level 2)	91,936	211	—	92,147
Corporate debt securities with original maturities of 1 to 2 years (Level 2)	21,968	30	(3)	21,995
Total cash, cash equivalents, restricted cash and marketable securities	$987,790	$879	$(20)	$988,649

6. Inventory
The following table summarizes the Company's inventory balances as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$—	$—
Work-in-process	95,125	67,633
Finished goods	4,266	7,208
Total inventory	$99,391	$74,841
During the quarter, the Company recognized a write-down of $10.4 million for certain work-in-process inventory that may not meet quality specifications. There was no provision for excess inventory recorded as of June 30, 2026 or December 31, 2025.
7. Accrued Liabilities
Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Rebates, returns and other revenue related reserves	$152,272	$90,504
Clinical study, manufacturing and drug supply	29,890	26,907
Compensation and benefits	46,124	69,211
Selling, general and administrative	57,911	40,026
Other	52,459	33,744
Total accrued liabilities	$338,656	$260,392
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
As of June 30, 2026, the outstanding principal amount under the Financing Agreement was $350.0 million. The interest rate as of June 30, 2026 was 8.45%. Interest expense was $7.9 million and $15.8 million for the three and six months ended June 30, 2026, respectively. Interest expense was $3.3 million and $6.6 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of June 30, 2026 were as follows (in thousands):

Period Ending June 30, 2026:	Amount
2026	$15,174
2027	30,100
2028	30,183
2029	30,100
2030	366,328
$471,885
Less amount representing interest	(121,885)
Less unamortized discount	(9,206)
Loan payable, net of discount	$340,794

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
At-The-Market Issuance Sales Agreement
In May 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the Sales Agreement, the Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). The Company sold no shares in the three and six months ended June 30, 2026 or 2025 under the Sales Agreement.
10. Stock-based Compensation
2015 Stock Plan
The 2015 Stock Plan, as amended (the “2015 Stock Plan”), was the Company’s stockholder-approved incentive plan through which equity based grants were awarded. The 2015 Stock Plan provided for the grant of incentive stock options, non-statutory stock options, stock grants and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2015 Stock Plan was under the general supervision of the Compensation Committee of the Board. The terms of stock options awarded under the 2015 Stock Plan, in general, were determined by the Compensation Committee, provided the exercise price per share generally would not be set at less than the fair market value of a share of the common stock on the date of grant and the term would not be greater than ten years from the date the option was granted. Following stockholder approval of the Madrigal Pharmaceuticals, Inc. 2026 Stock Plan (the “2026 Stock Plan”) in June 2026, no additional awards may be granted under the 2015 Stock Plan. Outstanding awards under the 2015 Stock Plan will continue to be governed by the terms thereof.
2023 Inducement Plan
In September 2023, the Company adopted the 2023 Inducement Plan (the “2023 Inducement Plan”), pursuant to which the Company from time to time was permitted to make equity grants to new employees as a material inducement to their employment. The 2023 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and was administered by the Compensation Committee of the Board. The 2023 Inducement Plan provided for the granting of non-statutory stock options, stock grants and other stock-based compensation awards to new employees, but did not allow for the granting of incentive stock options. The terms of the stock options under the 2023 Inducement Plan, in general, were determined by the Compensation Committee, provided the exercise price per share generally would not be set at less than the fair market value of a share of the common stock on the date of grant and the term would not be greater than ten years from the date the option was granted. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the 2023 Inducement Plan. In June 2025, the Company terminated the 2023 Inducement Plan, and therefore no additional awards may be made from the 2023 Inducement Plan. Any awards outstanding under the 2023 Inducement Plan will continue to be governed by the terms thereof.
2025 Inducement Plan
In June 2025, the Company adopted the 2025 Inducement Plan (the “2025 Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The 2025 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The 2025 Inducement Plan provides for the granting of non-statutory stock options, stock grants and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the 2025 Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. A total of 100,000 shares of the Company’s common stock were initially reserved for issuance under the 2025 Inducement Plan. In September 2025, the 2025 Inducement Plan was amended to increase the aggregate number of shares reserved for issuance by an additional 300,000 shares. A total of 178,162 shares were available for future issuance as of June 30, 2026.

2026 Stock Plan
In June 2026, the Company’s stockholders approved the 2026 Stock Plan. The 2026 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, stock grants and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2026 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2026 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. Shares underlying any awards under the 2026 Stock Plan and the 2015 Stock Plan that are forfeited, canceled, cash-settled or otherwise terminated (other than by exercise) will be added back to the shares of the 2026 Stock Plan. A total of 973,656 shares were available for issuance as of June 30, 2026 under the 2026 Stock Plan, including 211,145 shares that remained available for future issuance under the 2015 Stock Plan immediately prior to the adoption of the 2026 Stock Plan.
Employee Stock Purchase Plan
In June 2026, the Company’s stockholders approved the Madrigal Pharmaceuticals, Inc. 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions at a purchase price determined in accordance with the terms of the ESPP. The Company has reserved 460,840 shares of common stock for issuance under the ESPP, subject to adjustment as provided in the ESPP. As of June 30, 2026, no shares had been issued under the ESPP.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2026:

	Shares	Weighted average exercise price
Outstanding at December 31, 2025	979,861	$155.25
Options granted	113,241	444.14
Options exercised	(76,459)	72.38
Options cancelled	(11,348)	284.87
Outstanding at June 30, 2026	1,005,295	$192.63
Exercisable at June 30, 2026	730,254	$131.09
The total cash received by the Company as a result of stock option exercises was $5.4 million and $10.4 million for the six months ended June 30, 2026 and 2025, respectively. The total intrinsic value of options exercised was $33.7 million and $29.7 million for the six months ended June 30, 2026 and 2025, respectively.
Restricted Stock Units
The Company awards restricted stock units (“RSUs”) to employees, officers and directors of the Company. RSUs vest annually and are subject to forfeiture if employment or service terminates before vesting.
The following table summarizes RSU activity, excluding performance-based RSUs, during the six months ended June 30, 2026:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2025	798,422	$307.85
RSUs granted	363,823	448.75
RSUs vested	(175,442)	298.20
RSUs forfeited	(33,363)	325.43
Outstanding at June 30, 2026	953,440	$362.78

For the six months ended June 30, 2026 and 2025, the total fair value of RSUs vested was $83.1 million and $29.3 million, respectively.
Performance-Based Restricted Stock Units
The Company has granted various performance-based restricted stock units (“PSUs”) to certain senior members of leadership. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market or performance condition, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period. The Company granted PSUs to the Company’s Chief Executive Officer (“CEO”) in connection with his hiring in September 2023. Such PSUs may be earned based on the achievement of three significant sustained stock price appreciation hurdles over a five-year period. The Company’s CEO achieved the first two hurdles in 2025 and earned 50,000 shares for each hurdle. As of June 30, 2026, the Company’s CEO was eligible to earn an additional 50,000 shares upon the achievement of the final hurdle. Earned PSUs are settled on a delayed basis notwithstanding the date of achievement of the stock price hurdle. Beginning in 2024, the Company issued PSUs to certain executives that may be earned based on the Company’s total shareholder return relative to a defined peer group over a three year period. Accordingly, any PSUs granted in 2024, 2025 and 2026 will vest, to the extent earned, in the first quarter of 2027, 2028 and 2029, respectively.
The following table summarizes PSU activity during the six months ended June 30, 2026:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2025	103,244	256,488	$500.55
PSUs granted	40,642	81,284	616.19
PSUs earned	—	—	—
PSUs forfeited	(6,659)	(13,318)	510.42
Outstanding at June 30, 2026	137,227	324,454	$534.32
Outstanding PSUs excludes 100,000 shares underlying PSU awards that have been earned but are subject to delayed settlement as there is no longer a risk of forfeiture with respect to these awards.
Outstanding Awards
As of June 30, 2026, the Company had RSUs, PSUs, and options outstanding pursuant to which an aggregate of 2,283,189 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan, 2023 Inducement Plan, 2025 Inducement Plan and 2026 Stock Plan. Shares underlying PSU awards that have been earned but are subject to delayed settlement have been excluded from this amount as there is no longer a risk of forfeiture with respect to these awards.

Stock-Based Compensation Expense
Stock-based compensation expense during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
Stock options	$5,370	$5,449	$10,533	$10,888
Restricted stock units	25,825	14,328	50,315	26,116
Performance-based restricted stock units	4,176	5,382	8,541	9,086
Total stock-based compensation expense	$35,371	$25,159	$69,389	$46,090
Effect of stock-based compensation expense by line item:
Cost of sales	$129	$—	$225	$—
Research and development	6,860	5,354	14,725	$10,569
Selling, general and administrative	28,382	19,805	54,439	35,521
Total stock-based compensation expense included in net loss	$35,371	$25,159	$69,389	$46,090
Unrecognized stock-based compensation expense as of June 30, 2026 was $357.6 million with a weighted average remaining period of 2.97 years.
11. Commitments and Contingencies
Licenses and Other Commitments
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of operations in the normal course of business. As of June 30, 2026, the Company had approximately $239.4 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through 2029.
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
As of June 30, 2026, $49.3 million of the upfront payment was recognized as research and development expense and $10.7 million was capitalized as a prepaid expense and other asset to be expensed as research and development services are performed by Ribocure.
Arrowhead License (PNPLA3)
In May 2026, the Company entered into an exclusive global license agreement (the “Arrowhead License Agreement”) with Arrowhead Pharmaceuticals Inc. (“Arrowhead”) granting the Company an exclusive global license to ARO-PNPLA3 (now referred to as MGL-0795). Pursuant to the Arrowhead License Agreement, the Company paid Arrowhead an upfront payment of $25.0 million in June 2026, which was recognized as research and development expense. In addition, Arrowhead is eligible to receive up to $975.0 million in development, regulatory and commercial milestone payments, as well as royalties on net sales ranging from high-single digits to the mid-teens.
Legal Proceedings
From time to time, the Company is a party to various claims, intellectual property matters, regulatory inquiries and other legal proceedings that arise in the ordinary course of business. While the outcomes of these matters are uncertain, the Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results.
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
In April 2025, the Company entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability. In March 2026, the Company entered into an amendment to this lease, which modified the lease term and payment schedule. As a result, the right-of-use asset and lease liability balances were remeasured to $4.0 million and $4.6 million, respectively.

In September 2025, the Company entered into an operating lease for office space in Waltham, Massachusetts. The commencement date had not occurred as of June 30, 2026. Upon lease commencement, the Company expects to make total lease payments of $9.9 million over an 84-month lease term. As of June 30, 2026, the Company has recorded a $1.3 million prepaid lease payment related to approved change orders, which will be included in the measurement of the right-of-use asset upon commencement.
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
The following table presents net loss reported at the segment measure of profit and loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue, net	$364,252	$212,802	$675,589	$350,052
Cost of sales	(40,007)	(9,065)	(66,854)	(13,578)
Research and development:
Compensation and benefit-related expenses	(14,991)	(8,469)	(30,088)	(17,504)
Stock-based compensation	(6,860)	(5,354)	(14,725)	(10,569)
Professional fees and other external expenses	(67,841)	(38,602)	(152,388)	(67,399)
Facility related and other internal expenses(1)	(1,486)	(1,656)	(2,669)	(2,781)
Selling, general and administrative:
Compensation and benefit-related expenses	(80,321)	(52,504)	(163,926)	(100,865)
Stock-based compensation	(28,382)	(19,805)	(54,439)	(35,521)
Professional fees and other external expenses	(148,996)	(109,841)	(280,248)	(197,855)
Facility related and other internal expenses(1)	(31,676)	(14,708)	(59,283)	(30,493)
Other segment (expense) income(2)	(1,631)	4,921	(3,299)	10,994
Net loss	$(57,939)	$(42,281)	$(152,330)	$(115,519)
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
(2) Other segment (expense) income includes interest income, interest expense and other expense, net.

13. Net Loss per Share
Basic net loss per share is computed using the weighted average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares outstanding and the weighted average dilutive potential shares outstanding using the treasury stock method. However, for the three and six months ended June 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units would be anti-dilutive.
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
The following table sets forth the computation of basic and diluted net loss per common, Series A, and Series B share (net loss in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	As Revised 2025	2026	As Revised 2025
Numerator:
Net loss	$(57,939)	$(42,281)	$(152,330)	$(115,519)
Denominator:
Weighted average common shares outstanding	23,072,084	22,207,017	23,015,961	22,149,492
Pre-funded warrants	3,605,790	3,605,790	3,605,790	3,605,790
Weighted average earned PSUs	97,600	50,000	97,600	34,254
Series A preferred stock	1,969,797	1,969,797	1,969,797	1,969,797
Series B preferred stock	400,000	400,000	400,000	400,000
Basic and diluted weighted average number of shares outstanding	29,145,271	28,232,604	29,089,148	28,159,333

Basic and diluted net loss per common, Series A preferred, and Series B preferred share	$(1.99)	$(1.50)	$(5.24)	$(4.10)
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share, as their inclusion would be anti-dilutive:

	Outstanding at June 30,
	2026	2025
Common stock options	1,005,295	1,531,682
Restricted stock units	953,440	757,263
Unearned performance-based restricted stock units	324,454	308,954
Warrants	19,454	19,454
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
The Company assessed the materiality of the change in the calculation of net loss per share, considering both quantitative and qualitative factors, and concluded that the effects of the change to the calculation and presentation of net loss per share are not material, individually or in the aggregate, to any previously reported quarterly or annual period and are not expected to be material to the current period annual financial statements. However, the Company has revised its presentation of net loss per share previously included in the Company’s consolidated financial statements to reflect the inclusion of the Pre-Funded Warrants and Series A and B Preferred Stock in basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2025 and these revisions are reflected in this Form 10-Q. All related amounts have been updated to reflect the effects of the revision throughout the financial statements and related footnotes, as applicable. The Company will also revise its presentation of net loss per share consistent with the foregoing in its future filings, as applicable.
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
In addition, we are advancing a focused pipeline to lead the evolution of MASH treatment for patients for decades to come. Through our business development efforts, we have acquired rights to MGL-2086, an oral glucagon-like peptide-1 (“GLP-1”) receptor agonist, ervogastat, an oral diacylglycerol O-acyltransferase 2 (“DGAT-2”) inhibitor, MGL-0795 (formerly ARO-PNPLA3), an siRNA asset targeting a mutation in the patatin-like phospholipase domain-containing protein 3 (“PNPLA3”) gene, six small interfering RNA (“siRNA”) programs and additional preclinical MASH candidates. We plan to evaluate these candidates with the goal of delivering best-in-disease therapies for the treatment of MASH. As we continue to build our pipeline, we will evaluate mechanisms that fit scientifically, strategically and commercially to enhance our leading position in MASH care.
Approval of Rezdiffra
The FDA’s accelerated approval and the EC’s conditional marketing authorization, as well as Rezdiffra’s approved prescribing information, were supported by 52-week data from our Phase 3 MAESTRO-NASH trial in which both 100 mg and 80 mg doses of Rezdiffra demonstrated statistically significant improvement compared to placebo on (i) MASH resolution with no worsening of fibrosis and (ii) an improvement in fibrosis by at least one stage with no worsening of the nonalcoholic fatty liver disease (“NAFLD”) activity score. MAESTRO-NASH remains ongoing as an outcomes trial where we are generating confirmatory outcomes data to 54-months that, if positive, is expected to verify a clinical benefit and support the full FDA approval of Rezdiffra to treat noncirrhotic MASH. We expect outcomes data from this trial in 2028. In addition, full FDA approval of Rezdiffra to treat noncirrhotic MASH could also be based on results from our Phase 3 MAESTRO-NASH OUTCOMES trial. In this event-driven trial, we are assessing progression to liver decompensation events in patients with compensated MASH cirrhosis treated with Rezdiffra versus placebo. A positive outcome in this trial is also expected to support the full FDA approval of Rezdiffra for noncirrhotic MASH, and expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis. We expect results from the MAESTRO-NASH OUTCOMES trial in 2027. We have agreed to submit results from these trials to the European Medicines Agency (“EMA”) in support of full approval of Rezdiffra in the European Union.
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
Key Developments
In May 2026, we announced an exclusive global license agreement (the “Arrowhead License Agreement”) with Arrowhead Pharmaceuticals Inc. (“Arrowhead”) for ARO-PNPLA3 (now referred to as MGL-0795), a clinical-stage siRNA asset targeting a mutation in the PNPLA3 gene, a genetically validated driver of MASH. MGL-0795 is a GalNac-conjugated siRNA designed to reduce expression of PNPLA3. Mutations in the PNPLA3 gene have been shown to disrupt the liver’s ability to properly process fat. This leads to increased fat accumulation in hepatocytes, and is strongly associated with MASH progression and a high risk of developing hepatocellular carcinoma. The results of two Phase 1 trials suggested that a single dose of MGL-0795 reduced liver fat content in homozygous carriers of the PNPLA3 I148M variant, providing proof-of-concept as a precision-medicine approach in this patient population. We will consult with the FDA on design of a Phase 2 combination trial with resmetirom.
In May 2026, we presented several posters at the European Association for the Study of the Liver (EASL) Congress. Over a mean follow-up period of approximately nine months, real world data demonstrated that nearly 50% of patients treated with Rezdiffra achieved at least a 25% improvement in liver stiffness, a key measure of treatment response. We also presented a secondary analysis from our Phase 3 MAESTRO-NASH and MAESTRO-NAFLD-1 trials demonstrating that Rezdiffra improved key histologic MASH endpoints and significantly reduced multiple atherogenic lipoproteins associated with cardiovascular risk, including LDL and Lp(a), regardless of baseline statin use. In addition, we presented data showing that a MASH-specific risk stratification model (ANTICIPATE-NASH) that estimates clinically significant portal hypertension (CSPH) risk and likelihood of liver-related events was applied to MAESTRO-NAFLD-1 OLE F4c results. The proportion of patients classified as higher risk for CSPH decreased from 75% at baseline to 54.5% at Year 2.
In June 2026, the United Kingdom’s Medicines and Healthcare Regulatory Agency authorized Rezdiffra to treat adult patients with MASH with moderate to advanced liver fibrosis.
In June 2026, we initiated a Phase 1 single ascending dose trial of MGL-2086 in healthy volunteers to assess safety and a dose response. In addition, in July 2026, we nominated the first siRNA candidate for clinical development pursuant to the Ribocure License Agreement.
In June 2026, the United States Patent and Trademark Office (USPTO) issued us three new patents directed toward resmetirom. U.S. Patent No. 12,667,575 is directed to administering a weight-threshold step-down 60mg or 80mg resmetirom dose for patients with F2/F3 MASH also using a moderate CYP2C8 inhibitor. This patent issued on June 30, 2026, and expires in February 2045. U.S. Patent No. 12,661,359 is directed to the administration of rosuvastatin and resmetirom and limits the daily dose of rosuvastatin to a maximum of 20mg per day to reduce or eliminate dose-related side effects. This patent issued on June 23, 2026, and expires in January 2042. These two patents have been listed in the

FDA’s Orange Book. In addition, U.S. Patent No. 12,661,361 is directed to a method of administering resmetirom to treat well-compensated cirrhosis (F4c). This patent issued on June 23, 2026, and expires in September 2042.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses paid to employees engaged in selling, general and administrative activities, management costs, costs associated with commercial activities, costs associated with obtaining and maintaining our patent portfolio, commercial and marketing activities, professional fees for accounting, auditing, consulting and legal services and allocated overhead expenses.
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

Results of Operations
Three Months Ended June 30, 2026 and 2025
The following table provides comparative unaudited results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Product revenue, net	$364,252	$212,802	$151,450	71%
Operating expenses:
Cost of sales	40,007	9,065	30,942	341%
Research and development	91,178	54,081	37,097	69%
Selling, general and administrative	289,375	196,858	92,517	47%
Total operating expenses	420,560	260,004	160,556	62%
Loss from operations	(56,308)	(47,202)	(9,106)	19%
Interest income	7,104	8,227	(1,123)	(14)%
Interest expense	(7,940)	(3,264)	(4,676)	143%
Other expense, net	(795)	(42)	(753)	1793%
Net loss	$(57,939)	$(42,281)	$(15,658)	37%
Product Revenue, net
We recorded $364.3 million of product revenue, net for the three months ended June 30, 2026, compared to $212.8 million in the corresponding period in 2025. The increase was driven by increased demand for Rezdiffra in the United States in 2026.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra and includes non-cash stock-based compensation expense for employees dedicated to the production of Rezdiffra. For the three months ended June 30, 2026, we recorded $40.0 million of cost of sales compared to $9.1 million in the corresponding period in 2025. The increase in cost of sales was primarily driven by (i) an increase in royalties payable to Roche as a result of an increase in net sales of Rezdiffra in 2026 and (ii) a write-down of $10.4 million for certain work-in-process inventory that may not meet quality specifications.

Research and Development Expenses
The following table represents our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$14,991	$8,469	$6,522	77%
Stock-based compensation	6,860	5,354	1,506	28%
Professional fees and other external expenses	67,841	38,602	29,239	76%
Facility related and other internal expenses(1)	1,486	1,656	(170)	(10)%
Total	$91,178	$54,081	$37,097	69%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our research and development expenses were $91.2 million for the three months ended June 30, 2026, compared to $54.1 million in the corresponding period in 2025. Research and development expenses include non-cash stock-based compensation expense associated with employees engaged in research and development activities. Research and development expenses increased by $37.1 million in the 2026 period, primarily due to one-time upfront business development expenses of $25.0 million and an $8.0 million increase in compensation and benefit-related expenses and stock-based compensation expense as a result of increased headcount in connection with pipeline expansion activities.
Selling, General and Administrative Expenses
The following table represents our selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$80,321	$52,504	$27,817	53%
Stock-based compensation	28,382	19,805	8,577	43%
Professional fees and other external expenses	148,996	109,841	39,155	36%
Facility related and other internal expenses(1)	31,676	14,708	16,968	115%
Total	$289,375	$196,858	$92,517	47%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our selling, general and administrative expenses were $289.4 million for the three months ended June 30, 2026, compared to $196.9 million in the corresponding period in 2025. Selling, general and administrative expenses includes non-cash stock-based compensation expense. Selling, general and administrative expenses increased by $92.5 million in the 2026 period, primarily due to a $39.2 million increase in professional fees and other external expenses as a result of continued investment in commercial activities for Rezdiffra, including direct-to-consumer (DTC) marketing efforts and a $36.4 million increase in compensation and benefit-related expenses and stock-based compensation expense primarily due to headcount for the endocrinology field force expansion that began in the fourth quarter of 2025.
Interest Income
Our net interest income was $7.1 million for the three months ended June 30, 2026, compared to $8.2 million in the corresponding period in 2025. The decrease in interest income was primarily due to lower interest rates and lower average balances of interest-bearing cash equivalents and marketable securities compared to the corresponding period in 2025.

Interest Expense
Our interest expense was $7.9 million for the three months ended June 30, 2026, compared to $3.3 million in the corresponding period in 2025. The increase of $4.7 million was primarily the result of a higher average outstanding principal balance after entering into the Financing Agreement.
Other Expense, Net
Other expense, net consists primarily of realized and unrealized gains and losses on foreign currency transactions.
Six Months Ended June 30, 2026 and 2025
The following table provides comparative unaudited results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Product revenue, net	$675,589	$350,052	$325,537	93%
Operating expenses:
Cost of sales	66,854	13,578	53,276	392%
Research and development	199,870	98,253	101,617	103%
Selling, general and administrative	557,896	364,734	193,162	53%
Total operating expenses	824,620	476,565	348,055	73%
Loss from operations	(149,031)	(126,513)	(22,518)	18%
Interest income	15,347	17,597	(2,250)	(13)%
Interest expense	(15,759)	(6,561)	(9,198)	140%
Other expense, net	(2,887)	(42)	(2,845)	6,774%
Net loss	$(152,330)	$(115,519)	$(36,811)	32%
Product Revenue, net
We recorded $675.6 million of product revenue, net for the six months ended June 30, 2026, compared to $350.1 million in the corresponding period in 2025. The increase was driven by increased demand for Rezdiffra in the United States in 2026.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra and includes non-cash stock-based compensation expense for employees dedicated to the production of Rezdiffra. For the six months ended June 30, 2026, we recorded $66.9 million of cost of sales compared to $13.6 million in the corresponding period in 2025. The increase in cost of sales was primarily driven by (i) an increase in royalties payable to Roche as a result of an increase in net sales of Rezdiffra in 2026 and (ii) a write-down of $10.4 million for certain work-in-process inventory that may not meet quality specifications.

Research and Development Expenses
The following table represents our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$30,088	$17,504	$12,584	72%
Stock-based compensation	14,725	10,569	4,156	39%
Professional fees and other external expenses	152,388	67,399	84,989	126%
Facility related and other internal expenses(1)	2,669	2,781	(112)	(4)%
Total	$199,870	$98,253	$101,617	103%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our research and development expenses were $199.9 million for the six months ended June 30, 2026, compared to $98.3 million in the corresponding period in 2025. Research and development expenses include non-cash stock-based compensation expense associated with employees engaged in research and development activities. Research and development expenses increased by $101.6 million in the 2026 period, primarily due to one-time upfront business development expenses of $79.3 million related to business development transactions during the six months ended June 30, 2026 and a $16.7 million increase in compensation and benefit-related expenses and stock-based compensation expense as a result of increased headcount in connection with pipeline expansion activities.
Selling, General and Administrative Expenses
The following table represents our selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$163,926	$100,865	$63,061	63%
Stock-based compensation	54,439	35,521	18,918	53%
Professional fees and other external expenses	280,248	197,855	82,393	42%
Facility related and other internal expenses(1)	59,283	30,493	28,790	94%
Total	$557,896	$364,734	$193,162	53%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our selling, general and administrative expenses were $557.9 million for the six months ended June 30, 2026, compared to $364.7 million in the corresponding period in 2025. Selling, general and administrative expenses includes non-cash stock-based compensation expense. Selling, general and administrative expenses increased by $193.2 million in the 2026 period, primarily due to a $82.4 million increase in professional fees and other external expenses as a result of continued investment in commercial activities for Rezdiffra, including direct-to-consumer (DTC) marketing efforts and a $82.0 million increase in compensation and benefit-related expenses and stock-based compensation expense primarily due to headcount for the endocrinology field force expansion that began in the fourth quarter of 2025.
Interest Income
Our net interest income was $15.3 million for the six months ended June 30, 2026, compared to $17.6 million in the corresponding period in 2025. The decrease in interest income was primarily due to lower interest rates and lower average balances of interest-bearing cash equivalents and marketable securities compared to the corresponding period in 2025.
Interest Expense
Our interest expense was $15.8 million for the six months ended June 30, 2026, compared to $6.6 million in the corresponding period in 2025. The increase in interest expense was primarily the result of a higher average outstanding principal balance after entering into the Financing Agreement.
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
Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities totaling $838.9 million compared to $988.6 million as of December 31, 2025. We have historically funded our operations primarily through proceeds from sales of our capital stock and debt financings. In July 2025, we entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. We began receiving revenue from sales of Rezdiffra following the receipt of accelerated FDA approval in March 2024 and CMA from the EC in August 2025.
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

We did not make any sales under the Sales Agreement during the three and six months ended June 30, 2026 or 2025. As of June 30, 2026, $300.0 million remained available for sale under the Sales Agreement and our related prospectus supplement.
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
As of June 30, 2026, the outstanding principal amount under the Financing Agreement was $350.0 million. The interest rate as of June 30, 2026 was 8.45%. Interest expense was $7.9 million and $15.8 million for the three and six months ended June 30, 2026, respectively. Interest expense was $3.3 million and $6.6 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we were in compliance with all loan covenants and provisions.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(144,106)	$(135,943)
Net cash provided by investing activities	$226,386	$211,736
Net cash provided by financing activities	$5,441	$10,381
Operating Activities
Net cash used in operating activities was $144.1 million for the six months ended June 30, 2026, compared to $135.9 million for the corresponding period in 2025. The use of cash in these periods resulted primarily from our losses from operations, driven by commercialization efforts, including purchases of API, one-time upfront payments related to business development transactions and higher annual incentive bonus payouts, partially offset by cash receipts from sales of Rezdiffra, as adjusted for non-cash charges, and changes in our working capital accounts.
Investing Activities
Net cash provided by investing activities was $226.4 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $211.7 million for the corresponding period in 2025. Net cash provided by investing activities for the six months ended June 30, 2026 primarily consisted of $541.2 million from sales and maturities of marketable securities, partially offset by $306.7 million of purchases of marketable securities for our investment portfolio and $8.1 million of purchases of property and equipment. Net cash provided by investing activities for the corresponding period in 2025 primarily consisted of $568.1 million from sales and maturities of marketable securities, partially offset by $356.3 million of purchases of marketable securities in our investment portfolio.
Financing Activities
Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2026, compared to $10.4 million for the corresponding period in 2025. Net cash provided by financing activities for the six months ended June 30, 2026 consisted of $5.4 million from the exercise of stock options. Net cash provided by financing activities for the corresponding period in 2025 consisted of $10.4 million from the exercise of stock options.
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

In April 2025, we entered into an operating lease for additional office space in West Conshohocken, Pennsylvania. The lease commenced in May 2025 and resulted in a $4.0 million right-of-use asset and lease liability. In March 2026, we entered into an amendment to this lease, which modified the lease term and payment schedule. As a result, the right-of-use asset and lease liability balances were remeasured to $4.0 million and $4.6 million, respectively.
In September 2025, we entered into an operating lease for office space in Waltham, Massachusetts. The commencement date had not occurred as of June 30, 2026. Upon lease commencement, we expect to make total lease payments of $9.9 million over an 84-month lease term. As of June 30, 2026, we recorded a $1.3 million prepaid lease payment related to approved change orders, which will be included in the measurement of the right-of-use asset upon commencement.
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
In May 2026, we entered into the Arrowhead License Agreement with Arrowhead granting us an exclusive global license to ARO-PNPLA3 (now referred to as MGL-0795). Pursuant to the Arrowhead License Agreement, we made an upfront payment of $25.0 million, which was recognized as research and development expense in June 2026. In addition,

Arrowhead is eligible to receive up to $975.0 million in development, regulatory and commercial milestone payments, as well as royalties on net sales ranging from high-single digits to the mid-teens.
We have entered into customary contractual agreements in support of the Phase 3 clinical trials and in connection with manufacturing Rezdiffra. As of June 30, 2026, we had approximately $239.4 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through December 2029.
Except as noted above, no significant changes to contractual obligations and commitments occurred during the six months ended June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 19, 2026.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Financing Agreement
As of June 30, 2026, our primary exposure to interest rate risk was associated with our variable rate borrowings under the Financing Agreement. Any outstanding principal on the Term Loans will bear interest at a rate per annum on the basis of a 360-day year equal to the sum of (i) the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (subject to a 1.0% per annum floor) plus (ii) 4.75%. See Note 8 “Long Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Interest rates are sensitive to a variety of factors, including changes in fiscal and monetary policies, geopolitical events, changes in global economic conditions and other factors beyond our control. As of June 30, 2026, the interest rate associated with the $350.0 million of borrowings outstanding under the Financing Agreement was 8.45%. For the three months ended June 30, 2026, the effect of a hypothetical 100 basis point increase or decrease in the interest rate would have changed our interest expense under the Financing Agreement by approximately $0.9 million.
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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance described above as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
The information included under the heading “Legal Proceedings” in Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this report is incorporated into this item by reference.
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
Item 5.    Other Information.
Director and Executive Officer 10b5-1 Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities that were adopted by our executive officers and directors during the quarter ended June 30, 2026. Each plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each a “Trading Plan”).

Name and Title	Action Taken (Date)	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan	Maximum Number of Shares Subject to Trading Plan
William Sibold, Chief Executive Officer and Director	Adoption (June 5, 2026)	9/11/2026	9/30/2027	6,706

Item 6.    Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
10.1*	Madrigal Pharmaceuticals, Inc. 2026 Stock Plan	Form 8-K (Exhibit 10.1)	6/17/2026	001-33277

10.2*	Form of Non-Qualified Stock Option Agreement	Form S-8 (99.2)	6/17/2026	001-33277

10.3*	Form of Non-Qualified Stock Option Agreement (Non-Employee Director)	Form S-8 (99.3)	6/17/2026	001-33277

10.4*	Form of Restricted Stock Unit Award Agreement (Non-Section 16 Officer)	Form S-8 (99.4)	6/17/2026	001-33277

10.5*	Form of Restricted Stock Unit Award Agreement (Section 16 Officer)	Form S-8 (99.5)	6/17/2026	001-33277

10.6*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director)	Form S-8 (99.6)	6/17/2026	001-33277

10.7*	Form of Performance-Based Restricted Stock Unit Award Agreement	Form S-8 (99.7)	6/17/2026	001-33277

10.8*	Form of Incentive Stock Option Agreement	Form S-8 (99.8)	6/17/2026	001-33277

10.9*	Madrigal Pharmaceuticals, Inc. 2026 Employee Stock Purchase Plan	Form 8-K (Exhibit 10.2)	6/17/2026	001-33277

10.10*	Madrigal Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan	Form 8-K (Exhibit 10.3)	6/17/2026	001-33277

10.11*#	Consulting Agreement, dated as of June 17, 2026, by and between the Registrant and Rebecca Taub, M.D.				X

10.12†	Third Amendment Agreement, dated as of May 4, 2026, among the Registrant, certain subsidiaries of the Registrant, certain funds managed by Blue Owl Capital Corporation and LSI Financing LLC.				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*    Indicates a management contract, compensatory plan or arrangement.
#    Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: July 30, 2026	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Rita Thakkar
Rita Thakkar
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)