Form 10-Q
period 2026-09-30
MADRIGAL PHARMACEUTICALS, INC.
filed 2026-11-03
CIK 1157601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Former name, former address and former fiscal year, if changed since last report
___________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, the registrant had 23,229,561 shares of common stock outstanding.

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
•anticipated or estimated future results, including our future operating performance and financial position, estimates of our expenses and liquidity and our ability to raise additional capital as needed, our ability to achieve or maintain consistent profitability and our ability to comply with the covenants included in our loan facility;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$514,642	$198,693
Restricted cash	805	5,090
Marketable securities	446,324	784,866
Trade receivables, net	227,377	134,476
Inventory	122,589	74,841
Prepaid expenses and other current assets	75,372	47,804
Total current assets	1,387,109	1,245,770
Property and equipment, net	13,959	1,499
Intangible assets, net	7,091	7,381
Operating lease right-of-use assets	12,847	4,939
Other noncurrent assets	13,383	—
Total assets	$1,434,389	$1,259,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,367	$48,878
Accrued liabilities	391,864	260,392
Operating lease liabilities	1,013	1,018
Total current liabilities	454,244	310,288
Long term liabilities:
Loan payable, net of discount	341,275	339,881
Operating lease liabilities, net of current portion	11,929	6,731
Total long term liabilities	353,204	346,612
Total liabilities	807,448	656,900
Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 5,000,000 shares at September 30, 2026 and December 31, 2025; 2,369,797 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share authorized: 200,000,000 shares at September 30, 2026 and December 31, 2025; 23,221,744 and 22,842,073 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	2,816,022	2,692,280
Accumulated other comprehensive (loss) income	(1,729)	873
Accumulated deficit	(2,187,354)	(2,090,466)
Total stockholders’ equity	626,941	602,689
Total liabilities and stockholders’ equity	$1,434,389	$1,259,589
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$431,268	$287,268	$1,106,857	$637,320
Operating expenses:
Cost of sales	37,815	18,122	104,669	31,700
Research and development	71,755	174,004	271,625	272,257
Selling, general and administrative	265,709	209,117	823,605	573,851
Total operating expenses	375,279	401,243	1,199,899	877,808
Income (loss) from operations	55,989	(113,975)	(93,042)	(240,488)
Interest income	8,239	10,308	23,586	27,905
Interest expense	(8,069)	(7,451)	(23,828)	(14,012)
Loss on extinguishment of debt	—	(2,779)	—	(2,779)
Other expense, net	(717)	(293)	(3,604)	(335)
Net income (loss)	$55,442	$(114,190)	$(96,888)	$(229,709)
Net income (loss) per common, Series A preferred and Series B preferred share:
Net income (loss) per common, Series A preferred, and Series B preferred share - basic	$1.90	$(4.01)	$(3.32)	$(8.12)
Net income (loss) per common, Series A preferred, and Series B preferred share - diluted	$1.83	$(4.01)	$(3.32)	$(8.12)
Weighted average number of shares outstanding - basic (Note 13)	29,247,673	28,508,089	29,142,570	28,276,865
Weighted average number of shares outstanding - diluted (Note 13)	30,313,137	28,508,089	29,142,570	28,276,865
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$55,442	$(114,190)	$(96,888)	$(229,709)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(832)	287	(2,278)	(12)
Foreign currency translation (loss) gain	(1,705)	(330)	(324)	612
Total other comprehensive (loss) income:	(2,537)	(43)	(2,602)	600
Comprehensive income (loss)	$52,905	$(114,233)	$(99,490)	$(229,109)
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share and per share amounts)

					Additional paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	2,369,797	$—	22,842,073	$2	$2,692,280	$873	$(2,090,466)	$602,689
Issuance of common stock under equity plans	—	—	199,845	—	2,329	—	—	2,329
Stock-based compensation expense related to equity-classified awards	—	—	—	—	32,618	—	—	32,618
Other comprehensive income	—	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	—	(94,391)	(94,391)
Balance at March 31, 2026	2,369,797	$—	23,041,918	$2	$2,727,227	$1,082	$(2,184,857)	$543,454
Issuance of common stock under equity plans	—	—	52,056	—	3,112	—	—	3,112
Stock-based compensation expense related to equity-classified awards	—	—	—	—	35,371	—	—	35,371
Other comprehensive loss	—	—	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	—	—	(57,939)	(57,939)
Balance at June 30, 2026	2,369,797	$—	23,093,974	$2	$2,765,710	$808	$(2,242,796)	$523,724
Issuance of common stock under equity plans	—	—	127,770	—	9,965	—	—	9,965
Stock-based compensation expense related to equity-classified awards	—	—	—	—	40,347	—	—	40,347
Other comprehensive loss	—	—	—	—	—	(2,537)	—	(2,537)
Net income	—	—	—	—	—	—	55,442	55,442
Balance at September 30, 2026	2,369,797	$—	23,221,744	$2	$2,816,022	$(1,729)	$(2,187,354)	$626,941

Balance at December 31, 2024	2,369,797	$—	22,004,679	$2	$2,556,095	$468	$(1,802,182)	$754,383
Issuance of common stock under equity plans	—	—	183,037	—	8,640	—	—	8,640
Stock-based compensation expense related to equity-classified awards	—	—	—	—	20,931	—	—	20,931
Other comprehensive loss	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(73,238)	(73,238)
Balance at March 31, 2025	2,369,797	$—	22,187,716	$2	$2,585,666	$389	$(1,875,420)	$710,637
Issuance of common stock under equity plans	—	—	33,400	—	1,741	—	—	1,741
Stock-based compensation expense related to equity-classified awards	—	—	—	—	25,159	—	—	25,159
Other comprehensive income	—	—	—	—	—	722	—	722

Net loss	—	—	—	—	—	—	(42,281)	(42,281)
Balance at June 30, 2025	2,369,797	$—	22,221,116	$2	$2,612,566	$1,111	$(1,917,701)	$695,978
Issuance of common stock under equity plans	—	—	483,187	—	17,735	—	—	17,735
Stock-based compensation expense related to equity-classified awards	—	—	—	—	26,252	—	—	26,252
Other comprehensive loss	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	(114,190)	(114,190)
Balance at September 30, 2025	2,369,797	$—	22,704,303	$2	$2,656,553	$1,068	$(2,031,891)	$625,732

See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(96,888)	$(229,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	108,336	72,342
Depreciation and amortization expense	1,158	1,114
Inventory write-down	11,051	—
Amortization of debt issuance costs and discount	1,393	1,136
Amortization of right-of-use assets	1,914	1,662
Loss on extinguishment of debt	—	2,779
Other non-cash items, net	(4,501)	612
Changes in operating assets and liabilities:
Trade receivables, net	(92,923)	(59,463)
Prepaid expenses and other assets	(41,888)	(35,543)
Inventory	(58,803)	(35,249)
Accounts payable	11,868	337
Accrued liabilities	132,515	220,321
Operating lease liability	(839)	—
Accrued interest, net of interest received on maturity of investments	4,057	3,568
Net cash used in operating activities	(23,550)	(56,093)
Cash flows from investing activities:
Purchases of marketable securities	(441,575)	(834,554)
Sales and maturities of marketable securities	773,783	843,151
Acquisition of intangible asset	—	(3,000)
Purchases of property and equipment	(12,030)	(857)
Net cash provided by investing activities	320,178	4,740
Cash flows from financing activities:
Proceeds from issuance of debt	—	350,000
Payment of debt issuance costs	—	(9,424)
Repayment of debt	—	(121,664)
Proceeds from exercise of common stock options	15,406	28,116
Net cash provided by financing activities	15,406	247,028
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(370)	—
Net increase in cash, cash equivalents, and restricted cash	311,664	195,675
Cash, cash equivalents, and restricted cash at beginning of period	203,783	105,019
Cash, cash equivalents, and restricted cash at end of period	$515,447	$300,694

Supplemental disclosure of cash flow information:
Obtaining an operating lease right-of-use asset in exchange for an operating lease liability	$8,566	$3,982
Debt issuance costs in accounts payable and accrued expenses	$—	$643
Purchases of property and equipment in accounts payable and accrued expenses	$1,735	$728
See accompanying notes to unaudited condensed consolidated financial statements.

MADRIGAL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Business, and Basis of Presentation
Organization and Business
Madrigal Pharmaceuticals, Inc. (the “Company” or “Madrigal”) is a biopharmaceutical company focused on delivering novel therapeutics for metabolic dysfunction-associated steatohepatitis (“MASH”), a serious liver disease with high unmet medical need that can lead to cirrhosis, liver failure, liver cancer, need for liver transplantation and premature mortality. MASH was previously known as nonalcoholic steatohepatitis (“NASH”). MASH is the leading cause of liver transplantation in women, the second leading cause of all liver transplantation in the United States, and the fastest-growing indication for liver transplantation in Europe. The Company’s medication, Rezdiffra (resmetirom), is a once-daily, oral, liver-directed thyroid hormone receptor beta (“THR-β”) agonist designed to target key underlying causes of MASH. In March 2024, Rezdiffra became the first therapy approved by the U.S. Food and Drug Administration (“FDA”) for patients with MASH and was commercially available in the United States beginning in April 2024. Following receipt of conditional marketing authorization from the European Commission (“EC”), the Company launched Rezdiffra in Germany in September 2025. Rezdiffra was the first medication approved by both the FDA and EC for the treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (F2 to F3 fibrosis). The Company is also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in its MAESTRO-NASH OUTCOMES trial, that, if successful, could expand the eligible patient population for Rezdiffra. The Company also plans to initiate an additional trial in compensated MASH cirrhosis. In addition, the Company expects to evaluate its pipeline candidates with the goal of delivering best-in-disease therapies for the treatment of MASH.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Trade Receivables, Net
The Company's trade receivables relate to amounts due from Customers related to product sales and are recorded net of chargebacks, prompt pay discounts and other allowances. The Company assesses collectibility of overdue receivables and those determined to be uncollectible are written off. As of September 30, 2026, there were no receivables written off. No allowance for credit losses was recognized as of September 30, 2026 or December 31, 2025.
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
The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the nine months ended September 30, 2026 and 2025, the Company determined it did not have any securities that were other-than-temporarily impaired.
Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. Realized gains and losses are determined on the specific identification method. During the nine months ended September 30, 2026 and 2025, realized gains and losses on marketable securities were not material to the consolidated financial statements.
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
As of September 30, 2026, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund, its financial assets valued based on Level 2 inputs consisted of high-grade corporate and government agency bonds and commercial paper, and it had no financial assets valued based on Level 3 inputs. During the nine months ended September 30, 2026 and 2025, the Company did not have any transfers of financial assets between Levels 1 and 2. As of September 30, 2026 and December 31, 2025, the Company did not have any financial liabilities that were recorded at fair value on a recurring basis on the balance sheet.
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
The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options as management believes it is the most appropriate valuation method for its option grants. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. The expected lives for options granted represent the period of time that options granted are expected to be outstanding. For the period ended September 30, 2026, the Company used the expected term based on historical Company exercise data for employee stock options and the simplified method for non-employee stock options. Expected volatility is based upon an industry estimate, the Company’s historical trading activity, or a blended rate of the two. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimates the forfeiture rate based on historical data. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.
For other stock-based compensation awards granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock achieving or exceeding certain price targets or the Company’s total shareholder return relative to that of a defined peer group, the Company uses a Monte Carlo simulation model to estimate the grant date fair value and recognize stock compensation expense over the derived service period. The Monte Carlo simulation model requires key inputs for risk-free interest rate, dividend yield, volatility, and expected life.
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
Recently Issued Accounting Pronouncements
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
3. Liquidity and Uncertainties
The Company is subject to risks common to development stage companies and early commercial companies in the biopharmaceutical industry including, but not limited to, uncertainty of product development and commercialization, dependence on key personnel, uncertainty of market acceptance of products and product reimbursement, product liability, uncertain protection of proprietary technology, potential inability to raise additional financing necessary for development and commercialization, and compliance with the applicable regulations. Although the Company generated net income of $55.4 million for the three months ended September 30, 2026, the Company has incurred losses since inception, including approximately $96.9 million for the nine months ended September 30, 2026, resulting in an accumulated deficit of approximately $2,187.4 million as of September 30, 2026. The Company may experience significant fluctuations in its operating results on a quarterly basis, including incurring net losses in future periods, and its ability to achieve and maintain consistent profitability will depend, in part, on its ability to generate sufficient revenue from Rezdiffra and any other products, if approved, to offset its costs and expenses.
The Company has historically funded its operations primarily through proceeds from sales of the Company’s capital stock and debt financings. In July 2025, the Company entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. Following FDA and EC approval, the Company generates revenue from sales of Rezdiffra. The Company believes that its cash, cash equivalents and marketable securities at September 30, 2026 will be sufficient to fund operations past one year from the issuance of these financial statements. The Company’s future long-term liquidity requirements will be substantial and will depend on many factors, including the Company’s ability to effectively commercialize Rezdiffra, the Company’s decisions regarding future geographic expansion, the conduct of any future preclinical studies and clinical trials, the Company entering into any strategic transactions, the Company’s ability to maintain compliance with the liquidity covenant in the Financing Agreement (as defined in Note 8) and potential milestone payments payable pursuant to its license agreements. To meet its future capital needs, the Company may need to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed, if at all, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain commercial activities, geographic expansion activities, and certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

4. Product Revenue, Net
The following table summarizes balances and activity for gross to net reserves (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Co-Pay Assistance, Returns, and Other	Totals
Balance at December 31, 2025	$8,838	$90,504	$99,342
Provision related to sales in the current year	128,225	421,206	549,431
Adjustments related to prior year sales	(2,449)	(2,887)	(5,336)
Payments and customer credits issued	(106,375)	(328,731)	(435,106)
Balance at September 30, 2026	$28,239	$180,092	$208,331
Concentrations of Credit Risk and Significant Customers
The Company generates revenue from a small number of large, reputable customers. The following customers accounted for over 10% of total gross product revenue during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	30%	33%	30%	34%
Customer B	18%	12%	16%	12%
Customer C	17%	23%	18%	23%
Customer D	14%	4%	13%	3%
Customer E	12%	15%	13%	15%

5. Cash, Cash Equivalents, Restricted Cash and Marketable Securities
The Company held restricted cash of $0.8 million and $5.1 million as of September 30, 2026 and December 31, 2025, respectively, predominantly as collateral to its corporate credit card program.
A summary of cash, cash equivalents, restricted cash and available-for-sale marketable securities held by the Company as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash, cash equivalents and restricted cash:
Cash (Level 1)	$134,309	$—	$—	$134,309
Money market funds (Level 1)	214,749	—	—	214,749
U.S. government and government sponsored entity (GSE) securities (Level 1)	40,766	—	—	40,766
Corporate debt securities with original maturities of 3 months or less (Level 2)	125,623	—	—	125,623
Total cash, cash equivalents and restricted cash	515,447	—	—	515,447
Marketable securities:
Corporate debt securities with original maturities of 1 year or less (Level 2)	139,184	1	(221)	138,964
U.S. government and GSE securities with original maturities of 1 year or less (Level 2)	238,009	1	(506)	237,504
U.S. government and GSE securities with original maturities of 1 to 2 years (Level 2)	70,548	—	(692)	69,856
Total cash, cash equivalents, restricted cash and marketable securities	$963,188	$2	$(1,419)	$961,771

	December 31, 2025
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash, cash equivalents and restricted cash:
Cash (Level 1)	$109,708	$—	$—	$109,708
Money market funds (Level 1)	50,211	—	—	50,211
U.S. government and government-sponsored entity (GSE) securities (Level 1)	9,129	—	—	9,129
Corporate debt securities with original maturities of 3 months or less (Level 2)	34,735	—	—	34,735
Total cash, cash equivalents and restricted cash	203,783	—	—	203,783
Marketable securities:
Corporate debt securities with original maturities of 1 year or less (Level 2)	372,096	178	(16)	372,258
U.S. government and GSE securities with original maturities of 1 year or less (Level 2)	298,007	460	(1)	298,466
U.S. government and GSE securities with original maturities of 1 to 2 years (Level 2)	91,936	211	—	92,147
Corporate debt securities with original maturities of 1 to 2 years (Level 2)	21,968	30	(3)	21,995
Total cash, cash equivalents, restricted cash and marketable securities	$987,790	$879	$(20)	$988,649

6. Inventory
The following table summarizes the Company's inventory balances as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$—	$—
Work-in-process	113,256	67,633
Finished goods	9,333	7,208
Total inventory	$122,589	$74,841
During the second quarter of 2026, the Company recognized a $10.4 million write-down of certain work-in-process inventory that did not meet quality specifications. There was no provision for excess inventory recorded as of September 30, 2026 or December 31, 2025.
7. Accrued Liabilities
Accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Rebates, returns and other revenue related reserves	$180,092	$90,504
Clinical study, manufacturing and drug supply	35,347	26,907
Compensation and benefits	62,083	69,211
Selling, general and administrative	51,895	40,026
Other	62,447	33,744
Total accrued liabilities	$391,864	$260,392
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
On July 17, 2025, concurrently with the entry into the Financing Agreement, the Company, the Guarantors and the Administrative Agent entered into a Pledge and Security Agreement. As security for the obligations of the Company and the Guarantors, each of the Company and the Guarantors is required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of the assets of the Company and the Guarantors (including all equity interests owned or hereafter acquired by the Company and the Guarantors), subject to certain customary exceptions. On September 4, 2025, the parties amended the Financing Agreement to add certain of the Company’s subsidiaries as Guarantors.
As of September 30, 2026, the outstanding principal amount under the Financing Agreement was $350.0 million. The interest rate as of September 30, 2026 was 8.48%. Interest expense was $8.1 million and $23.8 million for the three and nine months ended September 30, 2026, respectively. Interest expense was $7.5 million and $14.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company was in compliance with all loan covenants and provisions.
Future minimum payments, including interest and principal, under the loans payable outstanding as of September 30, 2026 were as follows (in thousands):

Period Ending September 30, 2026:	Amount
2026	$7,893
2027	31,315
2028	31,401
2029	31,315
2030	366,987
$468,911
Less amount representing interest	(118,911)
Less unamortized discount	(8,725)
Loan payable, net of discount	$341,275

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
At-The-Market Issuance Sales Agreement
In May 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the Sales Agreement, the Company is authorized to issue and sell up to $300.0 million in shares of the Company’s common stock, at the Company’s option, through Cowen as its sales agent. Sales of common stock through Cowen could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen would use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed). The Company sold no shares in the three and nine months ended September 30, 2026 or 2025 under the Sales Agreement.
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
2025 Inducement Plan
In June 2025, the Company adopted the 2025 Inducement Plan (the “2025 Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The 2025 Inducement Plan was adopted without stockholder approval, pursuant to Nasdaq Listing Rule 5635(c)(4), and is administered by the Compensation Committee of the Board. The 2025 Inducement Plan provides for the granting of non-statutory stock options, stock grants and other stock-based compensation awards to new employees, but does not allow for the granting of incentive stock options. The terms of the stock options under the 2025 Inducement Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. A total of 100,000 shares of the Company’s common stock were initially reserved for issuance under the 2025 Inducement Plan. In September 2025, the 2025 Inducement Plan was amended to increase the aggregate number of shares reserved for issuance by an additional 300,000 shares. A total of 134,898 shares were available for future issuance as of September 30, 2026.

2026 Stock Plan
In June 2026, the Company’s stockholders approved the 2026 Stock Plan. The 2026 Stock Plan provides for the grant of incentive stock options, non-statutory stock options, stock grants and other stock-based compensation awards to employees, officers, directors and consultants of the Company. The administration of the 2026 Stock Plan is under the general supervision of the Compensation Committee of the Board of Directors. The terms of stock options awarded under the 2026 Stock Plan, in general, are determined by the Compensation Committee, provided the exercise price per share generally shall not be set at less than the fair market value of a share of the common stock on the date of grant and the term shall not be greater than ten years from the date the option is granted. Shares underlying any awards under the 2026 Stock Plan and the 2015 Stock Plan that are forfeited, canceled, cash-settled or otherwise terminated (other than by exercise) will be added back to the shares of the 2026 Stock Plan. A total of 991,099 shares were available for issuance as of September 30, 2026 under the 2026 Stock Plan.
Employee Stock Purchase Plan
In June 2026, the Company’s stockholders approved the Madrigal Pharmaceuticals, Inc. 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions at a purchase price determined in accordance with the terms of the ESPP. The Company has reserved 460,840 shares of common stock for issuance under the ESPP, subject to adjustment as provided in the ESPP. As of September 30, 2026, no shares had been issued under the ESPP.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Shares	Weighted average exercise price
Outstanding at December 31, 2025	979,861	$155.25
Options granted	122,447	451.31
Options exercised	(151,841)	102.08
Options cancelled	(14,009)	301.31
Outstanding at September 30, 2026	936,458	$200.40
Exercisable at September 30, 2026	677,086	$135.63
The total cash received by the Company as a result of stock option exercises was $15.4 million and $28.1 million for the nine months ended September 30, 2026 and 2025, respectively. The total intrinsic value of options exercised was $62.7 million and $176.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Restricted Stock Units
The Company awards restricted stock units (“RSUs”) to employees, officers and directors of the Company. RSUs vest annually and are subject to forfeiture if employment or service terminates before vesting.
The following table summarizes RSU activity, excluding performance-based RSUs, during the nine months ended September 30, 2026:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2025	798,422	$307.85
RSUs granted	399,943	455.75
RSUs vested	(225,525)	291.56
RSUs forfeited	(52,224)	343.36
Outstanding at September 30, 2026	920,616	$374.08

For the nine months ended September 30, 2026 and 2025, the total fair value of RSUs vested was $109.2 million and $43.5 million, respectively.
Performance-Based Restricted Stock Units
The Company has granted various performance-based restricted stock units (“PSUs”) to certain senior members of leadership. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market or performance condition, a recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period. The Company granted PSUs to the Company’s Chief Executive Officer (“CEO”) in connection with his hiring in September 2023. Such PSUs could be earned based on the achievement of three significant sustained stock price appreciation hurdles over a five-year period. The first two hurdles were achieved in 2025 and the final hurdle was achieved in July 2026. The Company’s CEO earned 50,000 shares of common stock for each hurdle. Earned PSUs are settled on a delayed basis notwithstanding the date of achievement of the stock price hurdle. Beginning in 2024, the Company issued PSUs to certain executives that may be earned based on the Company’s total shareholder return relative to a defined peer group over a three year period. Accordingly, any PSUs granted in 2024, 2025 and 2026 will vest, to the extent earned, in the first quarter of 2027, 2028 and 2029, respectively.
The following table summarizes PSU activity during the nine months ended September 30, 2026:

	PSUs	Eligible to Earn PSUs	Weighted average grant date fair value
Outstanding PSUs at December 31, 2025	103,244	256,488	$500.55
PSUs granted	42,550	85,100	616.19
PSUs earned	—	(50,000)	146.37
PSUs forfeited	(9,536)	(19,072)	506.78
Outstanding at September 30, 2026	136,258	272,516	$536.22
Outstanding PSUs excludes 150,000 shares underlying PSU awards that have been earned by the Company’s CEO but are subject to delayed settlement as there is no longer a risk of forfeiture with respect to these awards.
Outstanding Awards
As of September 30, 2026, the Company had RSUs, PSUs, and options outstanding pursuant to which an aggregate of 2,129,590 shares of its common stock may be issued pursuant to the terms of all awards granted under the 2015 Stock Plan, 2023 Inducement Plan, 2025 Inducement Plan and 2026 Stock Plan. Shares underlying PSU awards that have been earned but are subject to delayed settlement have been excluded from this amount as there is no longer a risk of forfeiture with respect to these awards.

Stock-Based Compensation Expense
Stock-based compensation expense during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
Stock options	$6,905	$5,585	$17,438	$16,474
Restricted stock units	27,886	16,036	78,201	42,152
Performance-based restricted stock units	4,156	4,631	12,697	13,716
Total stock-based compensation expense	$38,947	$26,252	$108,336	$72,342
Effect of stock-based compensation expense by line item:
Cost of sales	$138	$—	$363	$—
Research and development	8,676	6,473	23,401	17,042
Selling, general and administrative	30,133	19,779	84,572	55,300
Total stock-based compensation expense included in net income (loss)	$38,947	$26,252	$108,336	$72,342
Unrecognized stock-based compensation expense as of September 30, 2026 was $334.2 million with a weighted average remaining period of 2.83 years.
11. Commitments and Contingencies
Licenses and Other Commitments
The Company has entered into customary contractual arrangements and letters of intent in preparation for and in support of operations in the normal course of business. As of September 30, 2026, the Company had approximately $305.9 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through 2029.
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
As of September 30, 2026, $49.8 million of the upfront payment was recognized as research and development expense and $10.2 million was capitalized as a prepaid expense and other asset to be expensed as research and development services are performed by Ribocure.
During the three months ended September 30, 2026, the Company made a $4.0 million milestone payment to Ribocure upon nomination of a development candidate under the Ribocure License Agreement.
Arrowhead License (PNPLA3)
In May 2026, the Company entered into an exclusive global license agreement (the “Arrowhead License Agreement”) with Arrowhead Pharmaceuticals, Inc. (“Arrowhead”) granting the Company an exclusive global license to ARO-PNPLA3 (now referred to as MGL-0795). Pursuant to the Arrowhead License Agreement, the Company paid Arrowhead an upfront payment of $25.0 million in June 2026, which was recognized as research and development expense. In addition, Arrowhead is eligible to receive up to $975.0 million in development, regulatory and commercial milestone payments, as well as royalties on net sales ranging from high-single digits to the mid-teens.
Legal Proceedings
From time to time, the Company is a party to various claims, intellectual property matters, regulatory inquiries and other legal proceedings that arise in the ordinary course of business. While we do not currently expect any pending proceedings to have a material adverse effect on our financial position, results of operations, or cash flows, there can be no assurance that future developments will not have a material impact. The outcome of these disputes, regardless of the merits, is inherently uncertain and it is possible that an unfavorable resolution of these matters could adversely affect us, our results of operations, financial condition or cash flows. We record a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
On October 9, 2026, a former employee filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Charlton v. Madrigal Pharmaceuticals, Inc. (the “Complaint”), alleging retaliation under the whistleblower-protection provisions of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1514A. The Complaint alleges that the plaintiff raised internal concerns about certain Company data and reporting practices prior to their resignation in January 2026 and seeks monetary damages and other relief. The Company disputes the allegations in the Complaint and plans to vigorously defend itself.
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
In September 2025, the Company entered into an operating lease for office space in Waltham, Massachusetts. The lease commenced in July 2026 and resulted in the recognition of an $8.1 million right-of-use asset and a $6.8 million lease liability. The right-of-use asset includes approximately $1.3 million of prepaid lease payments.
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

The following table presents net income (loss) reported at the segment measure of profit and loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$431,268	$287,268	$1,106,857	$637,320
Cost of sales	(37,815)	(18,122)	(104,669)	(31,700)
Research and development:
Compensation and benefit-related expenses	(18,246)	(13,124)	(48,334)	(30,628)
Stock-based compensation	(8,676)	(6,473)	(23,401)	(17,042)
Professional fees and other external expenses	(43,995)	(152,998)	(196,383)	(220,397)
Facility related and other internal expenses(1)	(838)	(1,409)	(3,507)	(4,190)
Selling, general and administrative:
Compensation and benefit-related expenses	(86,438)	(67,101)	(250,364)	(167,966)
Stock-based compensation	(30,133)	(19,779)	(84,572)	(55,300)
Professional fees and other external expenses	(122,719)	(101,653)	(402,967)	(299,508)
Facility related and other internal expenses(1)	(26,419)	(20,584)	(85,702)	(51,077)
Other segment (expense) income(2)	(547)	(215)	(3,846)	10,779
Net income (loss)	$55,442	$(114,190)	$(96,888)	$(229,709)
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
(2) Other segment (expense) income includes interest income, interest expense, loss on extinguishment of debt and other expense, net.
13. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares outstanding and the weighted average incremental shares issuable under stock-based awards and warrants, determined using the treasury stock method, to the extent their inclusion is dilutive. For the three months ended September 30, 2026, diluted net income per share includes the dilutive effect of stock-based awards and warrants. However, for the three months ended September 30, 2025 and the nine months ended September 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share because the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants or vesting of restricted stock units would have been anti-dilutive.
Weighted average common shares outstanding include (i) the Pre-Funded Warrants, as the exercise price is negligible, and (ii) PSUs that have been earned but are subject to a delayed settlement feature, as the vesting conditions have been met but the shares will be settled at a later date. Series A and B Preferred Stock are also included in the calculation of net income (loss) per share under the two-class method. The Series A and B Preferred Stock have no preferential treatment compared to shares of common stock and therefore, the Series A and B Preferred Stock are considered additional classes of common stock for purposes of calculating net income (loss) per share. As the Series A and B Preferred Stock are convertible into shares of common stock at a one-to-one ratio and participate equally with common stock on a per-share basis, the basic and diluted net income (loss) per share of the Series A and B Preferred Stock is the same as basic and diluted net income (loss) per common share and, accordingly, the Company presents a single set of basic and diluted net income (loss) per share amounts applicable to all three classes.

The following table sets forth the computation of basic and diluted net income (loss) per common, Series A preferred, and Series B preferred share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	As Revised 2025	2026	As Revised 2025
Numerator:
Net income (loss)	$55,442	$(114,190)	$(96,888)	$(229,709)
Denominator:
Weighted-average common, Series A preferred and Series B preferred shares outstanding, basic(1)	29,247,673	28,508,089	29,142,570	28,276,865
Effect of dilutive securities:
Common stock issuable under equity plans	1,050,361	—	—	—
Common stock issuable under warrants	15,103	—	—	—
Weighted-average common, Series A preferred and Series B preferred shares outstanding, diluted	30,313,137	28,508,089	29,142,570	28,276,865

Net income (loss) per common, Series A preferred, and Series B preferred share - basic	$1.90	$(4.01)	$(3.32)	$(8.12)
Net income (loss) per common, Series A preferred, and Series B preferred share - diluted	$1.83	$(4.01)	$(3.32)	$(8.12)
(1) Basic weighted average shares outstanding reflect the weighted-average impact of common stock, Pre-Funded Warrants, Series A and Series B convertible preferred shares outstanding, and earned PSUs during the period. Diluted weighted average shares outstanding also include the weighted average incremental shares from dilutive stock-based awards and warrants, as applicable.
The following table summarizes potential common shares excluded from the computation of diluted earnings per common, Series A preferred, and Series B preferred share for the three and nine months ended September 30, 2026 and 2025, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock issuable under equity plans	299,454	2,177,363	2,120,673	2,177,363
Common stock issuable under warrants	—	19,454	19,454	19,454
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
The Company assessed the materiality of the change in the calculation of net loss per share, considering both quantitative and qualitative factors, and concluded that the effects of the change to the calculation and presentation of net loss per share are not material, individually or in the aggregate, to any previously reported quarterly or annual period and are not expected to be material to the current period annual financial statements. However, the Company has revised its presentation of net loss per share previously included in the Company’s consolidated financial statements to reflect the inclusion of the Pre-Funded Warrants and Series A and B Preferred Stock in basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2025 and these revisions are reflected in this Form 10-Q. All related amounts have been updated to reflect the effects of the revision throughout the financial statements and related footnotes, as applicable. The Company will also revise its presentation of net loss per share consistent with the foregoing in its future filings, as applicable.
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
We are also evaluating Rezdiffra in patients with compensated MASH cirrhosis (consistent with F4c fibrosis) in our MAESTRO-NASH OUTCOMES trial, that, if successful, is expected to support the full FDA approval of Rezdiffra for noncirrhotic MASH, and expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis. In this event-driven trial, we are assessing progression to liver decompensation events in patients with compensated MASH cirrhosis treated with Rezdiffra versus placebo. We expect data from the MAESTRO-NASH OUTCOMES trial in late 2027. In addition, we plan to initiate an additional Phase 3 trial in compensated MASH cirrhosis. MAESTRO-CSPH is a new Phase 3 event-driven trial that is expected to enroll more than 2,000 F4c patients, with a population enriched for clinically significant portal hypertension (“CSPH”). Together, we expect data from MAESTRO-NASH OUTCOMES and MAESTRO-CSPH to provide us with the most comprehensive dataset in F4c. Pending regulatory discussions, we expect to initiate MAESTRO-CSPH in the first half of 2027 and anticipate results in the early 2030s.
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
Approval of Rezdiffra
The FDA’s accelerated approval and the EC’s conditional marketing authorization, as well as Rezdiffra’s approved prescribing information, were supported by 52-week data from our Phase 3 MAESTRO-NASH trial in which both 100 mg and 80 mg doses of Rezdiffra demonstrated statistically significant improvement compared to placebo on (i) MASH resolution with no worsening of fibrosis and (ii) an improvement in fibrosis by at least one stage with no worsening of the nonalcoholic fatty liver disease (“NAFLD”) activity score. MAESTRO-NASH remains ongoing as an outcomes trial where we are generating confirmatory outcomes data to 54-months that, if positive, is expected to verify a clinical benefit and support the full FDA approval of Rezdiffra to treat noncirrhotic MASH. We expect outcomes data from MAESTRO-NASH in 2028. In addition, as discussed above, full FDA approval of Rezdiffra to treat noncirrhotic MASH could also be based on results from our Phase 3 MAESTRO-NASH OUTCOMES trial. A positive outcome in this trial is also expected to support the full FDA approval of Rezdiffra for noncirrhotic MASH, and expand the eligible patient population for Rezdiffra with an additional indication in patients with compensated MASH cirrhosis. We have agreed to submit results from these trials to the European Medicines Agency (“EMA”) in support of full approval of Rezdiffra in the European Union.

Market Opportunity for Rezdiffra in MASH
MASH is a more advanced form of metabolic dysfunction-associated steatotic liver disease (“MASLD”). MASLD has become the most common liver disease in the United States and other developed countries and is characterized by an accumulation of fat in the liver with no other apparent causes. MASH can progress to cirrhosis or liver failure, can require liver transplantation and can also result in liver cancer. Patients with MASH, especially those with more advanced metabolic risk factors (hypertension, concomitant type 2 diabetes), are at increased risk for adverse cardiovascular events and increased morbidity and mortality. In addition, MASH patients with moderate to advanced fibrosis (consistent with fibrosis stages F2 and F3) have a 10-to-17 times higher risk of liver-related mortality. Patients with MASH who progress to cirrhosis face a 42 times higher risk of liver-related mortality, underscoring the need to treat MASH before complications of cirrhosis develop. MASH is also an independent driver of cardiovascular disease, which is the leading cause of mortality for patients.
Based on published epidemiology data and an analysis of medical claims using ICD-10 disease diagnosis codes as of year-end 2023, we estimated that 315,000 patients diagnosed with MASH with moderate to advanced fibrosis (stages F2 to F3) were under the care of specialist prescribers which we are targeting during the launch of Rezdiffra in the U.S. Through the first half of 2026, we estimate that the number of patients under the care of our target prescribers in the U.S. has grown to more than 530,000 patients with moderate to advanced fibrosis, and as disease awareness improves and disease prevalence increases, we expect the number of identified MASH patients with moderate to advanced fibrosis eligible for treatment to grow significantly going forward. We also estimate that approximately 370,000 patients with MASH with moderate to advanced fibrosis are currently diagnosed and under the care of specialists across Europe. In addition, we estimate that the number of patients with compensated MASH cirrhosis under the care of our target prescribers in the U.S. has grown from approximately 245,000 as of the end of 2024 to approximately 360,000 as of June 30, 2026.
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
Key Developments
In August 2026, we announced the appointment of John C. Reed, M.D., Ph.D. to our Board of Directors. Dr. Reed currently serves as Executive Vice President, Innovative Medicine, Research & Development at Johnson & Johnson (“J&J”) and is a member of J&J’s Executive Committee, where he leads research and development across oncology, immunology, neuroscience and other areas of significant unmet medical need. Prior to joining J&J in April 2023, Dr. Reed held executive leadership positions at Sanofi and Roche, serving on their respective executive committees. Earlier in his career, he served as President and Chief Executive Officer of Sanford-Burnham Medical Research Institute (now Sanford Burnham Prebys), where he established multiple disease-focused research centers and platform technology organizations.
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

Results of Operations
Three Months Ended September 30, 2026 and 2025
The following table provides comparative unaudited results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Product revenue, net	$431,268	$287,268	$144,000	50%
Operating expenses:
Cost of sales	37,815	18,122	19,693	109%
Research and development	71,755	174,004	(102,249)	(59)%
Selling, general and administrative	265,709	209,117	56,592	27%
Total operating expenses	375,279	401,243	(25,964)	(6)%
Income (loss) from operations	55,989	(113,975)	169,964	(149)%
Interest income	8,239	10,308	(2,069)	(20)%
Interest expense	(8,069)	(7,451)	(618)	8%
Loss on extinguishment of debt	—	(2,779)	2,779	(100)%
Other expense, net	(717)	(293)	(424)	145%
Net income (loss)	$55,442	$(114,190)	$169,632	(149)%
Product Revenue, net
We recorded $431.3 million of product revenue, net for the three months ended September 30, 2026, compared to $287.3 million in the corresponding period in 2025. The increase was driven by increased demand for Rezdiffra in the United States in 2026.
Cost of Sales
Cost of sales was incurred as a result of sales of Rezdiffra and includes non-cash stock-based compensation expense for employees dedicated to the production of Rezdiffra. For the three months ended September 30, 2026, we recorded $37.8 million of cost of sales compared to $18.1 million in the corresponding period in 2025. The increase in cost of sales was primarily driven by an increase in royalties payable to Roche as a result of an increase in net sales of Rezdiffra in 2026.

Research and Development Expenses
The following table represents our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$18,246	$13,124	$5,122	39%
Stock-based compensation	8,676	6,473	2,203	34%
Professional fees and other external expenses	43,995	152,998	(109,003)	(71)%
Facility related and other internal expenses(1)	838	1,409	(571)	(41)%
Total	$71,755	$174,004	$(102,249)	(59)%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our research and development expenses were $71.8 million for the three months ended September 30, 2026, compared to $174.0 million in the corresponding period in 2025. Research and development expenses include non-cash stock-based compensation expense associated with employees engaged in research and development activities. Research and development expenses decreased by $102.2 million in the 2026 period. The decrease was primarily attributable to one-time upfront business development expenses of $117.3 million recognized in the corresponding period in 2025. This decrease was partially offset by higher clinical development costs resulting from additional studies related to our expanded pipeline in 2026 and a $7.3 million increase in compensation and benefit-related expenses, including stock-based compensation, reflecting increased headcount to support pipeline expansion activities in 2026.
Selling, General and Administrative Expenses
The following table represents our selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$86,438	$67,101	$19,337	29%
Stock-based compensation	30,133	19,779	10,354	52%
Professional fees and other external expenses	122,719	101,653	21,066	21%
Facility related and other internal expenses(1)	26,419	20,584	5,835	28%
Total	$265,709	$209,117	$56,592	27%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our selling, general and administrative expenses were $265.7 million for the three months ended September 30, 2026, compared to $209.1 million in the corresponding period in 2025. Selling, general and administrative expenses includes non-cash stock-based compensation expense. Selling, general and administrative expenses increased by $56.6 million in the 2026 period, primarily due to a $21.1 million increase in professional fees and other external expenses as a result of continued investment in commercial activities for Rezdiffra, including direct-to-consumer (DTC) marketing efforts and a $29.7 million increase in compensation and benefit-related expenses and stock-based compensation expense primarily due to headcount for the endocrinology field force expansion that began in the fourth quarter of 2025.
Interest Income
Our net interest income was $8.2 million for the three months ended September 30, 2026, compared to $10.3 million in the corresponding period in 2025. The decrease in interest income was primarily due to lower interest rates and lower average balances of interest-bearing cash equivalents and marketable securities compared to the corresponding period in 2025.
Interest Expense
Our interest expense was $8.1 million for the three months ended September 30, 2026, compared to $7.5 million in the corresponding period in 2025. The increase was primarily attributable to a higher average outstanding principal balance, reflecting the full quarter impact of borrowings under the Financing Agreement.
Other Expense, Net
Other expense, net consists primarily of realized and unrealized gains and losses on foreign currency transactions.
Nine Months Ended September 30, 2026 and 2025
The following table provides comparative unaudited results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Product revenue, net	$1,106,857	$637,320	$469,537	74%
Operating expenses:
Cost of sales	104,669	31,700	72,969	230%
Research and development	271,625	272,257	(632)	—%
Selling, general and administrative	823,605	573,851	249,754	44%
Total operating expenses	1,199,899	877,808	322,091	37%
Loss from operations	(93,042)	(240,488)	147,446	(61)%
Interest income	23,586	27,905	(4,319)	(15)%
Interest expense	(23,828)	(14,012)	(9,816)	70%
Loss on extinguishment of debt	—	(2,779)	2,779	(100)%
Other expense, net	(3,604)	(335)	(3,269)	976%
Net loss	$(96,888)	$(229,709)	$132,821	(58)%
Product Revenue, net
We recorded $1,106.9 million of product revenue, net for the nine months ended September 30, 2026, compared to $637.3 million in the corresponding period in 2025. The increase was driven by increased demand for Rezdiffra in the United States in 2026.
Cost of Sales
Cost of sales were incurred as a result of sales of Rezdiffra and includes non-cash stock-based compensation expense for employees dedicated to the production of Rezdiffra. For the nine months ended September 30, 2026, we recorded $104.7 million of cost of sales compared to $31.7 million in the corresponding period in 2025. The increase in cost of sales was primarily driven by (i) an increase in royalties payable to Roche as a result of an increase in net sales of Rezdiffra in 2026 and (ii) a write-down of $10.4 million for certain work-in-process inventory that did not meet quality specifications.

Research and Development Expenses
The following table represents our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$48,334	$30,628	$17,706	58%
Stock-based compensation	23,401	17,042	6,359	37%
Professional fees and other external expenses	196,383	220,397	(24,014)	(11)%
Facility related and other internal expenses(1)	3,507	4,190	(683)	(16)%
Total	$271,625	$272,257	$(632)	—%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our research and development expenses were $271.6 million for the nine months ended September 30, 2026, compared to $272.3 million in the corresponding period in 2025. Research and development expenses include non-cash stock-based compensation expense associated with employees engaged in research and development activities. Research and development expenses decreased by $0.6 million in the 2026 period. The change included a $24.0 million decrease in professional fees and other external expenses, primarily attributable to lower upfront business development expenses in 2026, partially offset by higher clinical development costs resulting from additional studies related to our expanded pipeline in 2026. The decrease in professional fees and other external expenses was offset by a $24.1 million increase in compensation and benefit-related expenses, including stock-based compensation, reflecting increased headcount to support pipeline expansion activities.
Selling, General and Administrative Expenses
The following table represents our selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Compensation and benefit-related expenses	$250,364	$167,966	$82,398	49%
Stock-based compensation	84,572	55,300	29,272	53%
Professional fees and other external expenses	402,967	299,508	103,459	35%
Facility related and other internal expenses(1)	85,702	51,077	34,625	68%
Total	$823,605	$573,851	$249,754	44%
(1) Facility and other internal expenses includes occupancy, information technology, and other internal costs.
Our selling, general and administrative expenses were $823.6 million for the nine months ended September 30, 2026, compared to $573.9 million in the corresponding period in 2025. Selling, general and administrative expenses includes non-cash stock-based compensation expense. Selling, general and administrative expenses increased by $249.8 million in the 2026 period, primarily due to (i) a $103.5 million increase in professional fees and other external expenses as a result of continued investment in commercial activities for Rezdiffra, including direct-to-consumer (DTC) marketing efforts, (ii) a $111.7 million increase in compensation and benefit-related expenses and stock-based compensation expense primarily due to headcount for the endocrinology field force expansion that began in the fourth quarter of 2025 and (iii) a

$34.6 million increase in facility-related and other internal expenses, primarily due to higher information technology costs to support the expansion of our operations.
Interest Income
Our net interest income was $23.6 million for the nine months ended September 30, 2026, compared to $27.9 million in the corresponding period in 2025. The decrease in interest income was primarily due to lower interest rates and lower average balances of interest-bearing cash equivalents and marketable securities compared to the corresponding period in 2025.
Interest Expense
Our interest expense was $23.8 million for the nine months ended September 30, 2026, compared to $14.0 million in the corresponding period in 2025. The increase in interest expense was primarily the result of a higher average outstanding principal balance after entering into the Financing Agreement.
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
Liquidity and Capital Resources
As of September 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities totaling $961.8 million compared to $988.6 million as of December 31, 2025. We have historically funded our operations primarily through proceeds from sales of our capital stock and debt financings. In July 2025, we entered into a senior secured credit facility that provides up to $500.0 million. See Note 8 “Long Term Debt” for additional details. We began receiving revenue from sales of Rezdiffra following the receipt of accelerated FDA approval in March 2024 and CMA from the EC in August 2025. Although we generated net income of $55.4 million for the three months ended September 30, 2026, we have incurred losses since inception, including approximately $96.9 million for the nine months ended September 30, 2026, resulting in an accumulated deficit of approximately $2,187.4 million as of September 30, 2026. We may experience significant fluctuations in our operating results on a quarterly basis, including incurring net losses in future periods, and our ability to achieve and maintain consistent profitability will depend, in part, on our ability to generate sufficient revenue from Rezdiffra and any other products, if approved, to offset our costs and expenses.
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
We did not make any sales under the Sales Agreement during the three and nine months ended September 30, 2026 or 2025. As of September 30, 2026, $300.0 million remained available for sale under the Sales Agreement and our related prospectus supplement.
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
As of September 30, 2026, the outstanding principal amount under the Financing Agreement was $350.0 million. The interest rate as of September 30, 2026 was 8.48%. Interest expense was $8.1 million and $23.8 million for the three and nine months ended September 30, 2026, respectively. Interest expense was $7.5 million and $14.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we were in compliance with all loan covenants and provisions.
Cash Flows
The following table provides a summary of our net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(23,550)	$(56,093)
Net cash provided by investing activities	$320,178	$4,740
Net cash provided by financing activities	$15,406	$247,028
Operating Activities
Net cash used in operating activities was $23.6 million for the nine months ended September 30, 2026, compared to $56.1 million for the corresponding period in 2025. The use of cash in these periods resulted primarily from our losses from operations, driven by commercialization efforts, including purchases of API, one-time upfront payments related to business development transactions and higher annual incentive bonus payouts, partially offset by cash receipts from sales of Rezdiffra, as adjusted for non-cash charges, and changes in our working capital accounts.
Investing Activities
Net cash provided by investing activities was $320.2 million for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $4.7 million for the corresponding period in 2025. Net cash provided by investing activities for the nine months ended September 30, 2026 primarily consisted of $773.8 million from sales and maturities of marketable securities, partially offset by $441.6 million of purchases of marketable securities for our investment portfolio and $12.0 million of purchases of property and equipment. Net cash provided by investing activities for the corresponding period in 2025 primarily consisted of $843.2 million from sales and maturities of marketable securities, partially offset by $834.6 million of purchases of marketable securities in our investment portfolio.
Financing Activities
Net cash provided by financing activities was $15.4 million for the nine months ended September 30, 2026, compared to $247.0 million for the corresponding period in 2025. Net cash provided by financing activities for the nine months ended September 30, 2026 consisted of $15.4 million from the exercise of stock options. Net cash provided by financing activities for the corresponding period in 2025 consisted of $350.0 million of proceeds from the Financing Agreement and $28.1 million from the exercise of stock options, partially offset by a repayment of $121.7 million under the Hercules Loan Facility and $9.4 million of debt issuance costs.

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
In September 2025, we entered into an operating lease for office space in Waltham, Massachusetts. The lease commenced in July 2026 and resulted in the recognition of an $8.1 million right-of-use asset and a $6.8 million lease liability. The right-of-use asset includes approximately $1.3 million of prepaid lease payments.
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
We have entered into customary contractual agreements in support of the Phase 3 clinical trials and in connection with manufacturing Rezdiffra. As of September 30, 2026, we had approximately $305.9 million of obligations under these agreements related to active pharmaceutical ingredient, which is expected to be paid through December 2029.
Except as noted above, no significant changes to contractual obligations and commitments occurred during the nine months ended September 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 19, 2026.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Financing Agreement
As of September 30, 2026, our primary exposure to interest rate risk was associated with our variable rate borrowings under the Financing Agreement. Any outstanding principal on the Term Loans will bear interest at a rate per annum on the basis of a 360-day year equal to the sum of (i) the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (subject to a 1.0% per annum floor) plus (ii) 4.75%. See Note 8 “Long Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Interest rates are sensitive to a variety of factors, including changes in fiscal and monetary policies, geopolitical events, changes in global economic conditions and other factors beyond our control. As of September 30, 2026, the interest rate associated with the $350.0 million of borrowings outstanding under the Financing Agreement was 8.48%. For the three months ended September 30, 2026, the effect of a hypothetical 100 basis point increase or decrease in the interest rate would have changed our interest expense under the Financing Agreement by approximately $0.9 million.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance described above as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
The information included under the heading “Legal Proceedings” in Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this report is incorporated into this item by reference.
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes to the risk factors included in detail in the “Risk Factors” section appearing in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 (the “Annual Report”). We encourage you to read and carefully consider all of the risk factors disclosed in our Annual Report, in addition to the risk factors presented below, for a more complete understanding of the risks and uncertainties material to our business.
If clinical trials or regulatory approval processes are prolonged, delayed or suspended, we may be unable to advance the development of or commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.
We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay, suspend, or terminate those clinical trials or delay the analysis of data derived from them. A number of events, including, but are not limited to, any of the following, could delay or impede completely the completion of our ongoing and planned clinical trials and negatively affect our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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
We do not know whether our ongoing clinical trials will need to be restructured, will enroll an adequate number of patients on time, or will be completed on schedule, if at all, or whether future clinical trials will begin as planned or have similar future challenges. Certain clinical trials evaluate the accrual of events in the patients enrolled. Outcomes-based trials are subject to delays stemming from patient withdrawal and from lower-than-expected event rates. Actual event accrual rates may differ from our assumptions. Accordingly, the precise timing for completion of these trials is difficult to predict with any certainty and may occur at a different time than currently expected. Delays in the initiation, enrollment or completion of our clinical trials may result in increased development costs for our product candidates. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

We have a history of operating losses and may never achieve or maintain consistent profitability.
As of September 30, 2026, we had an accumulated deficit of $2,187.4 million. Losses have principally resulted from costs incurred from our commercialization efforts, in our preclinical studies and clinical trials, research and development programs and from our selling, general and administrative expenses. As of September 30, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $961.8 million. Despite generating net income of $55.4 million for the three months ended September 30, 2026, we may experience significant fluctuations in our operating results, including incurring net losses in future periods, as we:

•continue to support our sales and marketing efforts for Rezdiffra;

•fulfill our post-marketing commitments and clinical trials of Rezdiffra, as required by the FDA;
•initiate or continue clinical trials of any future product candidates;
•seek to acquire or in-license additional product candidates;
•seek regulatory approvals and, if approved, commercialize Rezdiffra in foreign markets;
•add operational, financial and management information systems and personnel, including personnel to support commercialization of Rezdiffra and pipeline development and to help us comply with our obligations as a public company; hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•maintain, expand and protect our intellectual property portfolio; and
•add equipment and physical infrastructure to support our research and development.
As a result, we may report net income in certain quarterly periods and net losses in certain other quarterly periods, and profitability in any particular quarter should not be considered indicative of our ability to achieve or sustain profitability in future periods. Due to the numerous risks and uncertainties associated with developing and commercializing Rezdiffra and any future product candidates, we are unable to predict the extent of any future losses or if we will be able to achieve and sustain consistent profitability.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Director and Executive Officer 10b5-1 Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities that were adopted by our executive officers and directors during the quarter ended September 30, 2026. Each plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each a “Trading Plan”).

Name and Title	Action Taken (Date)	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan	Maximum Number of Shares Subject to Trading Plan
Shannon Kelley (Chief Legal Officer)	Adoption (July 31, 2026)	11/6/2026	9/1/2027	8,927(1)
Carole Huntsman (Chief Commercial Officer)	Adoption (July 31, 2026)	11/20/2026	1/31/2027	2,868(1)
Mardi Dier (Chief Financial Officer)	Adoption (August 4, 2026)	11/6/2026	7/31/2027	19,185(1)(2)
Rebecca Taub, M.D. (Director)	Adoption (August 28, 2026)	11/27/2026	3/1/2028	100,000(3)

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
(2) This Trading Plan provides for the sale of shares underlying certain outstanding performance-based restricted stock units (“PSUs”) that are expected to vest in January 2027. The total number of shares reported in this column includes 8,875 shares, representing the target number of shares that may be issued upon vesting of the PSUs. The PSUs vest between 0% and 200% of the target number of PSUs, depending on the relative total shareholder return of our common stock compared to a peer group over a three-year performance period ending on December 31, 2026. In addition, we have reported the maximum number of shares to be sold without subtracting any shares to be sold to satisfy tax obligations.
(3) Includes 62,000 shares held by SQN, LLC. Dr. Taub is a managing member of SQN, LLC.
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

MADRIGAL PHARMACEUTICALS, INC.

Date: November 3, 2026	By:	/s/ William J. Sibold
William J. Sibold
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Rita Thakkar
Rita Thakkar
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)